Form 10-K405
period 1996-12-31
CORE MATERIALS CORP
filed 1997-03-31
CIK 1026655

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K



(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED . . . . . . . . . . . . . .DECEMBER 31, 1996

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         _____________

                        COMMISSION FILE NUMBER 001-12505

                           CORE MATERIALS CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                        31-1481870
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

       800 Manor Park Drive,
          P.O. Box 28183
           Columbus, Ohio                               43228 - 0183
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (614) 870-5000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, par value $.01                    American Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         As of March 27, 1997, 9,514,800 shares of Core Materials Corporation common stock were outstanding, and the aggregate market value of the shares held by non-affiliates (based upon the closing price of the common stock on that date as reported on the American Stock Exchange Composite Tape) was approximately $34,491,150.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Registrant's 1997 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year is incorporated herein by reference in
         PART III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

                                   BACKGROUND

         On October 8, 1996, RYMAC Mortgage Investment Corporation ("RYMAC") formed Core Materials Corporation ("Core Materials" or the "Company") as a wholly owned subsidiary under the laws of the State of Delaware. RYMAC incorporated Core Materials in order to acquire substantially all of the assets of the Columbus Plastics operating unit of Navistar International Transportation Corp. ("Navistar"). The discussion in Part I of this Form 10-K provides an overview of the historical business of RYMAC, its decision to incorporate Core Materials, and the current business of Core Materials.

        HISTORICAL BUSINESS OF RYMAC AND INCORPORATION OF CORE MATERIALS

Historical Business of RYMAC

         RYMAC was incorporated in the State of Maryland on July 1, 1988. RYMAC elected to be a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").(1)

         Prior to 1994, RYMAC was primarily engaged in making investments in mortgage derivative securities and, to a lesser extent, mortgage related investments, all of which were secured by single-family residential mortgage loans. RYMAC also generated revenues from other sources, such as interest earnings on certain investments and sales of certain investments. In 1995, RYMAC purchased one 7% Federal National Mortgage Association ("FNMA") guaranteed pass-through certificate backed by 30 year single-family mortgage loans. The principal balance at December 31, 1996 was approximately $3.3 million.

         During the period from RYMAC's inception in 1988 through early 1992, mortgage interest rate levels and prepayment speeds remained within ranges existent from 1970 to early 1992. From early 1992 to early 1994, mortgage rates declined to levels lower than those existent for the prior 20 year period and, in fact, in the fall of 1993, declined to the lowest level in 25 years. The decline in mortgage rates and the availability of mortgage monies from a wide variety of lenders produced an unprecedented level and sustained duration of mortgage refinancings which directly resulted in unparalleled early mortgage prepayments.

         Initially, the result of such prepayment levels sharply reduced interest and dividend earnings on RYMAC's assets. As the duration of these rapid prepayments extended, RYMAC's cash flows from interest and dividends and returns on invested principal were severely impaired, eventually being reduced to levels sufficient only to repay RYMAC's borrowings, pay operating

----------
(1) With the acquisition of Navistar's Columbus Plastics operation, Core Materials did not qualify as a REIT and became subject to income and franchise taxes on its income to the extent that it could not offset such income with net operating loss or capital loss carryforwards.

expenses and fund minimal dividend distributions. This deterioration of asset performance began in the second quarter of 1992 and continued throughout 1993 and 1994, causing permanent impairment to a number of RYMAC's assets. For a substantial portion of RYMAC's assets, especially those with substantial cost basis premiums, the rapid prepayment scenario produced cash flows that did not recover the investment basis.

         Simultaneously, generally accepted accounting principles required quarterly asset valuations that produced write-downs in the value of a majority of RYMAC's assets. Such write-downs were reflected as reductions to the interest revenues on RYMAC's Statements of Revenues and Expenses.

         The result of these earnings difficulties and the altered mortgage securities market that emerged after the prepayment cycle of 1992-1994 caused RYMAC's Board of Directors in mid-1994 to determine that it would not pursue its historical line of business and would investigate alternative opportunities to maximize stockholder value.(2) In this regard, RYMAC's Board of Directors focused its efforts on finding and evaluating acquisition candidates. This process led to negotiations with Navistar for the acquisition of Columbus Plastics.

Incorporation of Core Materials and the Acquisition of Columbus Plastics

         RYMAC entered into an Asset Purchase Agreement with Navistar, dated September 12, 1996, as amended on October 31, 1996, December 16, 1996 and January 31, 1997, this third amendment providing for the post-closing adjustment for the Secured Note due Navistar discussed below, (as amended, the "Asset Purchase Agreement"). Navistar is the wholly owned operating subsidiary of the holding company, Navistar International Corporation. The manufacturing operations of Navistar are responsible for the manufacture and marketing of medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts, primarily in the United States and Canada, as well as in selected export markets.

         Columbus Plastics historically constituted a part of Navistar's manufacturing business and was not a separate entity apart from Navistar. Navistar had used its Columbus Plastics operations to manufacture fiberglass and plastic component parts for use by Navistar in Navistar's business of manufacturing and marketing medium- and heavy-duty trucks and for sales to third party customers, primarily Yamaha Motor Manufacturing Corporation ("Yamaha"), for use in its personal watercraft business. Prior to the acquisition, in excess of 60% of all component parts produced by Columbus Plastics were sold to Navistar at the standard cost basis of Columbus Plastics which was substantially below the market value of such component parts.

         The Asset Purchase Agreement between Navistar and RYMAC provided for the acquisition by RYMAC of substantially all of the assets of Columbus Plastics. Navistar's obligation to consummate the acquisition, however, was conditioned (among other things) on the reincorporation of RYMAC in the State of Delaware. In order to effect the reincorporation,

----------
(2) The Company had maintained a portfolio of assets from its historical business, selectively selling assets to generate liquidity as market conditions were appropriate. At the acquisition, Core Materials maintained ownership of the FNMA certificate described above.

RYMAC formed Core Materials as a wholly owned subsidiary, incorporated under the laws of the State of Delaware.

         RYMAC subsequently merged with and into Core Materials. The merger took place pursuant to the terms of the Asset Purchase Agreement and Agreement and Plan of Merger, dated November 1, 1996, by and between RYMAC and Core Materials (the "Agreement and Plan of Merger"). Core Materials was the surviving corporation in the merger with each outstanding share of RYMAC common stock being converted into the right to receive one share of Core Materials common stock.

         Pursuant to the terms of the Asset Purchase Agreement, RYMAC acquired substantially all of the assets and liabilities of Columbus Plastics on December 31, 1996. As consideration, Navistar received a secured note (the "Secured Note") in the principal amount of $25,504,000. Navistar also received 4,264,000 shares of newly issued common stock of Core Materials. The principal amount of the Secured Note and the number of shares of common stock received by Navistar were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In addition, Navistar will receive future consideration in the form of an increase in the principal amount on the Secured Note if Core Materials achieves earnings results above specified levels during the period 1997 through 1999. Should there be additional future consideration, it will be accounted for by increasing the amount of the Secured Note, and by reducing the amount of Core Materials' retained earnings.

Accounting Treatment

         Based upon the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. Core Materials, however, is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of its net assets to fair value at December 31, 1996.

                       CURRENT BUSINESS OF CORE MATERIALS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.

Description of Business of Core Materials

         Core Materials operates principally in one business segment, the production of high quality compression Sheet Molding Composite ("SMC") fiberglass reinforced plastic parts. SMC plastics are part of a larger family of materials collectively known as "reinforced plastics." Reinforced plastics are combinations of resins and reinforcing fibers formed through high or low pressure fabrication techniques.

         Reinforced plastics compete largely against metals and have the strength to function well during prolonged use. Management believes that reinforced plastic components offer many advantages over metals, including:

          -    heat resistance
          -    corrosion resistance
          -    lighter weight
          -    lower cost
          -    greater flexibility in product design
          -    part consolidation for multiple piece assemblies
          -    lower initial tooling costs for lower volume applications
          -    high strength-to-weight ratio
          -    dent-resistance in comparison to steel or aluminum.

         The largest markets for reinforced plastics, by volume of production, are automotive and land transportation, construction, corrosion-resistance products, marine, and electrical and electronic applications.

         Selection of an SMC supplier and distribution of SMC usually involves a competitive selection process in which an original equipment manufacturer ("OEM") solicits bids for the production of a component. After assessing each supplier's ability to manufacture the component, the OEM selects one supplier to work with the OEM's design team. The plastic supplier is generally selected to supply a component a year or two in advance of production. Once selected, the plastic supplier generally supplies the component for the life of the product model. The Company's products have model lives that range from approximately two to eight years.

         Major Competitors

         The Company's industry is highly competitive. Core Materials faces competition from a number of companies, some of whom are larger and have greater financial resources, research and development facilities, and manufacturing and marketing capabilities than Core Materials. In addition, many OEM customers manufacture, engineer and design some of their own components, rather than relying on suppliers of SMC.

         Core Materials' major competitors include Budd Plastics, Cambridge Industries, Eagle-Picher, Goodyear Plastics and Molded Fiberglass Corporation. Core Materials believes that it is one of the largest producers of SMC in the United States and Canada. Core Materials competes primarily on material design and manufacturing capability, product quality, cost, delivery and customer service.

         Major Customers

         Core Materials currently has two major customers, Navistar and Yamaha. The loss of a significant portion of sales to Navistar or Yamaha would have a material adverse effect on the business of Core Materials.

         RELATIONSHIP WITH NAVISTAR

         Core Materials has assumed the long-standing relationship between Columbus Plastics and Navistar's truck manufacturing division. As a condition to the acquisition, Navistar and Core Materials entered into a Comprehensive Supply Agreement. Pursuant to the terms of that agreement, Core Materials currently is the sole supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts, using the SMC process, as those requirements existed on the date of the agreement and were specified in the agreement, or as those requirements may be modified or improved subject to the written approval of Core Materials.

         Navistar manufactures and markets medium- and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. Navistar delivered 95,200 class 5 through 8 trucks, including school buses, in the United States and Canada during its fiscal 1996, a 15% decrease from the 112,200 units delivered in 1995.
Navistar's combined share of the class 5 through 8 truck market was 27.5% in 1996 and 26.7% in 1995. Navistar has been the leader in combined market share for class 5 through 8 trucks, including school buses, in the United States and Canada in each of the last 16 years based on data obtained from the American Automobile Manufacturer's Association, the United States Motor
Vehicle Manufacturer's Association and R.L. Polk & Company.

         Core Materials makes products for Navistar's Chatham (Canada) assembly plant and its Springfield, Ohio assembly and body plants. Core Materials currently works closely on new product development with Navistar's engineering and research personnel at Navistar's Fort Wayne, Indiana, Technical Center. Core Materials currently also receives support from Navistar in the form of accounting, payroll, and human resources management functions under a Transitional Services Agreement with Navistar dated December 31, 1996.

         Core Materials occupies the facility previously used by Columbus Plastics. Navistar opened the facility in 1980 to fulfill Navistar's need for higher quality fiberglass hoods. Until the addition of Yamaha personal watercraft products in 1990, production sales growth at Columbus Plastics was largely driven by Navistar's increased use of SMC material in its trucks. The facility began production in late 1980, producing hoods for Navistar medium-duty trucks. Beginning in 1986, air deflectors, air farings, fenders, splash panels, engine covers and other components for Navistar trucks were added to the product line.

         The North American truck market in which Navistar competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to Navistar amounted to approximately 60%, 63%, and 74% of total revenues for the twelve month periods ended December 31, 1996, October 31, 1995, and October 31, 1994, respectively.

         RELATIONSHIP WITH YAMAHA

         Core Materials also has assumed the long-standing relationship between Columbus Plastics and Yamaha. Core Materials currently supplies a significant amount of the SMC products for Yamaha's personal watercraft.

         The addition of Yamaha's personal watercraft component business in 1990 represented Columbus Plastics' first major outside business undertaking. Products produced for Yamaha included decks, hulls, engine hatches, bulk heads, and reinforcements. Columbus Plastics had worked closely with Yamaha over the six years prior to the asset purchase, to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials.

         The diversification into a new market area that was not correlated to truck demand allowed Columbus Plastics to fill in production gaps that would have occurred during periods of lower demand for medium- and heavy-duty trucks. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

         Sales to Yamaha amounted to approximately 38%, 34%, and 23% of total revenues for the twelve month periods ended December 31, 1996, October 31, 1995, and October 31, 1994, respectively.

         OTHER CUSTOMERS

         Core Materials also provides limited secondary operations, such as assembly of components and prime painting for customers other than Navistar and Yamaha. In addition, Core Materials sells SMC material directly to third parties, primarily other SMC molders.

         Products

         Core Materials incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

         -     Control information during various production processes; and
         -     Data for statistical batch controls

         Core Materials has the capacity to manufacture approximately 45 million pounds of SMC sheet material annually. Core Materials reached this production capacity, in part, through the installation of an additional SMC compounding machine in January 1997, which is expected to be brought on line in early April 1997. Production of SMC by Columbus Plastics for the twelve month periods ended December 31, 1996, October 31, 1995, and October 31, 1994 was as follows:


                                                     SMC Pounds
                                                      Produced
                  Year                                (Millions)
                  ----                                ----------

                  1996 (December 31)...................  27
                  1995 (October 31)....................  31
                  1994 (October 31)....................  22

         Backlog

         Core Materials relies on production schedules provided by Navistar and Yamaha to plan and implement production. These schedules are provided on a monthly basis and are considered firm for the current period. Navistar and Yamaha can update these schedules daily for changes in demand that allows them to run their inventories on a "just-in-time" basis. Accordingly, the ordered backlog at Columbus Plastics was de minimis as of December 31, 1996 and 1995 and as of October 31, 1995. In addition, sales to Navistar in 1997 will be highly dependent on the rate at which new truck orders are received by Navistar.

         Raw Materials

         The principal raw materials used in the SMC compounding include: polyester resin, fiberglass rovings and adhesives. Currently, there are at least two suppliers for each of the raw materials used by Core Materials. The Company believes it currently has access to an ample supply of these raw materials.

         Capacity Constraints

         Core Materials believes improvements in uptime performance offer the best, and usually the most cost effective means of increasing existing capacities and providing opportunities to pursue new business growth. Columbus Plastics, on occasion in the past, was required to work a seven day/three shift schedule to meet Navistar and Yamaha production requirements.

         Working Capital Requirements

         Core Materials, during its first three months of operation from January 1, 1997 to March 31, 1997, borrowed against its 7% FNMA guaranteed pass-through certificate to meet short-term working capital requirements for production to Navistar and Yamaha. The need for such borrowing arose from an initial waiting period, contained in the Comprehensive Supply Agreement with Navistar, for receipt of payment for shipments to Navistar. Core Materials anticipates, but has not yet finalized negotiations for, a permanent revolving credit facility, secured by accounts receivable and inventory to meet any working capital requirements in the future.

         Molding

         Core Materials currently owns or leases 17 presses, ranging in size from 500 to 4500 tons. Large presses provide the ability to manufacture very large molded plastic parts. Core Materials believes that no other molder has this number of large capacity presses.

         Core Materials has both vacuum molding and in-mold coating capabilities and currently operates eleven robots and two automatic guided vehicles that assist in material handling, machining, and adhesive application.

         Assembly and Paint

         Core Materials has the ability to assemble and/or prime paint a wide variety and volume of products. To enhance the surface quality and paint finish, Columbus Plastics developed an in-mold coating capability. In-mold coating is a manufacturing process performed by injecting a liquid over the molded part surface and then applying pressure at elevated temperatures during an extended molding cycle. The liquid coating serves to fill and/or bridge surface porosity as well as provide a barrier against solvent penetration during subsequent top-coating operations. Core Materials believes that it is among the industry leaders in in-mold coating applications, based on the size and complexity of parts coated and the number of presses, 13 of 17, that are in-mold coating capable.

         Capital Expenditures and Research and Development

         Capital expenditures totaled approximately $5.1 million, $7.3 million, and $2.0 million for the twelve month periods ended December 31, 1996, October 31, 1995, and October 31, 1994, respectively. The increase in 1996 and 1995 from 1994 primarily relates to three large presses which were brought on line in 1996 and a 24" SMC line in early 1997. Capital expenditures consist of presses and other equipment to manufacture Navistar truck components and Yamaha personal watercraft parts as well as laboratory equipment, storage equipment, computers and office furniture and fixtures.

         Product development is a continuous process at Core Materials. Research and development activities focus on developing new SMC formulations and improving existing products and manufacturing processes.

         Core Materials does not maintain a separate research and development facility but uses its production equipment (compounding machines, molding presses, and primer system), as necessary, to support these efforts and cooperates with Navistar and its resin supplier in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of Core Materials has estimated that internal costs related to research and development activities approximate $200,000 per year.

         Major research and development projects of current focus at Core Materials include the following:

         - Develop low pressure SMC applications to achieve lower initial tooling costs and shorter lead times;

         - Reduce the densities of SMC formulations to mold lighter components without sacrificing physical or cosmetic properties;

         - Use recycled SMC parts as filler to be environmentally proactive and reduce waste cost;

         - Complement current liquid in-mold-coating applications with powder in-mold-coating development to expand the number of sealed substrate surfaces on large-sized components; and

         - Develop alternate primers for environmental, quality and cost advantages.

         Environmental Compliance

         Core Materials' manufacturing operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of hazardous waste. The Company's policy is to conduct its business with due regard for the preservation and protection of the environment. Core Materials' environmental waste management involves the daily auditing of all satellite hazardous waste accumulation points, weekly audits of all hazardous waste activities and biennial audits of every authorized treatment, storage and disposal facility. The Company's environmental staff also trains each new employee on waste management and other environmental issues as part of an initial orientation process, and annually thereafter.

         Core Materials has submitted the information necessary for the granting of a Title V permit, as required under the Clean Air Act. In 1989, Columbus Plastics installed a Regenerative Thermal Oxidizer ("REECO"). The purpose of the REECO system is to destroy volatile organic compounds from the coating operation. The Company's current emission permits allow for 15 lbs./day of volatile organic compound emission. The REECO system allows Core Materials to meet these limitations by consistently achieving about 95% destruction efficiency. Core Materials and Columbus Plastics have spent over $100,000 in the past year to maintain the system, thus extending the reliability of the system another 5 to 7 years. Core Materials believes that it is in compliance with the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). Compliance with these environmental laws and regulations has not had, nor is it currently expected to have, a material effect on the Company's operations, competitive position or capital expenditures through fiscal year 1997. The amount of capital expenditures currently expected to be spent on environmental compliance over the next two years is not significant.

         Employees

         As of December 31, 1996, Core Materials employed a total of 419 employees, 340 of whom are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). After a 15 day strike in August 1995, Columbus Plastics concluded a collective bargaining agreement with the IAM covering the hourly employees ("Labor Contract"). The Labor Contract expires in August of 1998 and provides for 3% annual wage increases in August 1995, 1996 and 1997 with a reduction in benefit costs, with this net increase being offset in part by a new two-tier wage system for new hires. Core Materials assumed the Labor Contract, pursuant to an Amendment, effective January 1, 1997.

         Patents, Tradenames and Trademarks

         Core Materials applies for and maintains patents, tradenames and trademarks where it believes that such patents, tradenames and trademarks are reasonably required to protect its rights in its products. Core Materials does not believe that any single patent, tradename or trademark or related group of such rights is materially important to its business or its ability to compete.

ITEM 2.  PROPERTIES.

         The materially important physical property of Core Materials consists of a single plant that is situated approximately nine miles west of the center of Columbus, Ohio, at 800 Manor Park

Drive. The approximate 306,656 square-foot facility currently consists of manufacturing, office and warehouse buildings on 28.2 acres of land.

         The approximate 306,656 square feet of available floor space at Core Materials is comprised of the following:


                                                         Approximate
                                                         Square Feet
                                                        -----------

                  Manufacturing..........................      258,850
                  Office   ..............................       23,223
                  Warehouse..............................       24,583
                                                         -------------
                                                               306,656

         Core Materials produces SMC sheet material and molds fiberglass, reinforced parts. Currently, Core Materials has SMC sheet production capacity adequate for its production volume and there exist third parties from whom Core Materials could purchase SMC sheet material. Core Materials has used and maintained, in good operating condition, its plant and all of its equipment. These facilities, through productive use, have adequate production capacity to meet current production volume. The approximate capacity utilization for the molding of production products was 84%, 122%, and 102% for the twelve month periods ended December 31, 1996, October 31, 1995, and October 31, 1994. During 1996, the three new presses put into operation at Columbus Plastics have increased the available capacity for the molding of production products. Capacity utilization is measured on the basis of a six day, three-shifts per day operation.

         Core Materials acquired the property at 800 Manor Park Drive as a result of the Asset Purchase Agreement between RYMAC and Navistar. The property is subject to a first priority lien and security interest of Navistar under the terms of the Secured Note.

ITEM 3.  LEGAL PROCEEDINGS.

         Core Materials is not currently a party to any material pending legal proceedings, other than ordinary, routine litigation incidental to the business, nor are any such proceedings known by management to be contemplated by government authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 19, 1996, the stockholders of RYMAC held a special meeting to consider and vote upon the Asset Purchase Agreement between RYMAC and Navistar ("Proposal No. 1") and the Agreement and Plan of Merger between RYMAC and Core Materials ("Proposal No. 2"). The shareholders voted to approve both the Asset Purchase Agreement and the Agreement and Plan of Merger. The following table shows the votes for and against, as well as the number of abstentions, on each proposal:



                Proposal No. 1
                --------------
                Votes For.....................................3,986,673
                Votes Against...................................338,754
                Abstentions......................................51,816


                Proposal No. 2
                --------------

                Votes For.....................................3,991,992
                Votes Against...................................336,460
                Abstentions......................................48,791

         The Asset Purchase Agreement provided for the acquisition by RYMAC of substantially all of the assets of the Columbus Plastics operating unit of Navistar. As consideration, Navistar received the Secured Note in the principal amount of $25,504,000. Navistar also received 4,264,000 shares of newly issued common stock of Core Materials. The principal amount of the Secured Note and the number of shares of common stock received by Navistar were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In addition, Navistar will receive future consideration in the form of an increase in the principal amount of the Secured
Note if Core Materials achieves earnings results above specified levels during 1997 through 1999.

         The Agreement and Plan of Merger provided for the merger of RYMAC with and into its wholly owned subsidiary, Core Materials. Core Materials continued as the surviving corporation of the merger under the laws of the State of Delaware. RYMAC, by contrast, ceased to exist as a separate corporate entity. The merger was accomplished by a conversion of each issued and outstanding share of common stock in RYMAC into the right to receive one fully paid share of common stock in Core Materials.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the American Stock Exchange under the symbol "CME" and began trading on January 2, 1997. The common stock of the Company's former parent, RYMAC, was traded on the American Stock Exchange under the symbol "RM" until December 31, 1996.

         The table below sets forth the high and low sale prices of RYMAC common stock for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape, and certain dividend information with respect to such shares and the same information for Core Materials common stock for the January 2, 1997 to March 27, 1997 period. RYMAC share price information is presented on a calendar quarter basis. Following the acquisition and merger, Core Materials assumed the business previously conducted by Columbus Plastics, rather than the business previously conducted by RYMAC. The historical prices for RYMAC common stock, therefore, are not indicative of Core Materials' potential future performance.


                                                                                              Per Share
                                                                                              Dividends
                                                                                              Paid or
                                                       High                    Low            Declared
                                                       ----                    ---            --------

                                             CORE MATERIALS CORPORATION
                                             --------------------------

Period 1/2/97 to 3/27/97                               3 5/8                   2 5/16               $0.00


                                       RYMAC MORTGAGE INVESTMENT CORPORATION
                                       -------------------------------------
First Quarter                     1996                 1 7/16                  1                    $0.00
Second Quarter                    1996                 2 7/8                   1 1/8                 0.00
Third Quarter                     1996                 2 5/8                   1 1/2                 0.00
Fourth Quarter                    1996                 2 1/2                   1 7/8                 0.00

First Quarter                     1995                 1 5/16                    15/16              $0.00
Second Quarter                    1995                 1 3/4                   1                     0.00
Third Quarter                     1995                 1 3/4                   1 1/16                0.003(1)
Fourth Quarter                    1995                 1 7/16                  1                     0.00
(1)Three tenths of one cent.

         The Company's common stock was held by 666 holders of record on March 26, 1997.

         Core Materials is a new entity and has never paid any cash dividends on its common stock. Core Materials currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

         Moreover, Core Materials is restricted by covenants contained in the Secured Note due Navistar. Pursuant to the terms of the Secured Note, Core Materials has agreed that, so long as any amount is owing to Navistar, it will not, and will not permit any of its subsidiaries to, directly or indirectly, declare or pay any dividend (other than dividends payable solely in common stock or preferred stock of Core Materials and dividends payable by any subsidiary of Core Materials to Core Materials, or any other subsidiary of Core Materials) on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of capital stock of Core Materials or any warrants or options to purchase any such capital stock, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of Core Materials or any subsidiary.

Unregistered Securities

         On February 19, 1997, Core Materials issued, in total, 40,200 shares of common stock, par value $.01 per share, to approximately 402 employees (which constituted all of its employees with the exception of certain executive employees.(3)) The Company received no consideration for the shares. The shares were issued as an incentive for its employees to remain with the Company and are subject to forfeiture to the Company if an employee leaves prior to December 31, 1998. During this period, the shares may not be transferred.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data as of December 31, 1996 and 1995 and as of October 31, 1995 and for the year ended December 31, 1996, the two-month period ended December 31, 1995 and for each of the three years in the period ended October 31, 1995 are derived from the audited financial statements of Core Materials and Columbus Plastics. The capital structure of Core Materials differs significantly from the capital structure of Columbus Plastics prior to its acquisition by RYMAC. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and related notes included elsewhere herein including, the unaudited combined pro forma financial information.


----------
(3) Specifically, Richard R. Conte (Acting Chief Financial Officer), Kenneth M. Schmell (Acting Chief Executive Officer), and Gerald L. Voirol (Controller and Assistant Secretary) did not receive any of the common shares issued on February
19. In addition, at least one employee decided not to accept the shares.





                                                 Year Ended            Two Months       For the Year Ended October 31,
                                                 December 31,         Ended Decem-      ------------------------------
                                                     1996             ber 31, 1995         1995        1994       1993
                                              -------------------- --------------------  --------    --------    -------
(In thousands)
INCOME STATEMENT DATA:
Revenues(1)                                        $52,467               $ 8,855          $59,505     $44,191    $39,767
Direct costs and expenses:
     Cost of sales                                  50,734                 8,082           53,319      40,487     38,393
     Postretirement benefits expense                 1,043                   151              857         833        934
     Marketing and administrative expense              493                    81              484         390        369
     Other-net                                        (350)                   (3)              55          15          4
                                                   -------               -------          -------     -------    -------
Income before interest and taxes(2)                $   547               $   544          $ 4,790     $ 2,466    $    67
                                                   -------               -------          -------     -------    -------

BALANCE SHEET DATA (AT END OF PERIOD)
Accounts receivable                                $ 2,008               $ 7,298          $ 7,233     $ 1,238
Inventory                                            3,343                 3,512            3,362       3,019
Net property, plant and equipment                   25,068                21,939           21,652      15,734
Deferred tax asset-net                              12,455                  --               --          --
Total assets                                        47,104                33,305           32,591      20,281
Accounts payable and accrued expenses                1,795                 9,099           12,451       5,791
Secured note payable                                29,514                  --               --          --
Navistar's equity investment                          --                  24,206           20,140      14,489
Stockholders' equity                                15,551                  --               --          --

(1) Core Materials provided Navistar's truck assembly operations with all of its sheet molding composite plastic component requirements, which represented greater than 60% of its output in all periods presented, at standard cost, with the remainder sold to unrelated third party customers at negotiated prices.

(2) Interest, income taxes and earnings per share have been omitted because Core Materials was not a separate stand alone division or subsidiary of Navistar and generally was not accounted for separately prior to the Acquisition. In addition, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation of income taxes, corporate debt and interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CORE MATERIALS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in this section under the captions "Liquidity and Capital Resources" and "Business Outlook".

                                    OVERVIEW

         On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity. Accordingly, references to the operating results of Core Materials refer to the historical operations of Columbus Plastics.

         Core Materials manufactures high quality compression SMC fiberglass reinforced parts. Core Materials has two major customers, Navistar and Yamaha. The demand for Core materials products is affected by the volume of purchases from these two customers, whose orders are primarily affected by economic conditions in the United States and Canada. Core Materials' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Materials' operations will change proportionately more than revenues from operations.

         Pursuant to the Asset Purchase Agreement, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process for components currently being manufactured by Core Materials and detailed in the Comprehensive Supply Agreement. The historical sales and gross margin amounts have been adjusted to reflect the Comprehensive Supply Agreement.

         Prior to January 1, 1997, Core Materials had not been a stand alone operating entity. As such, Navistar had provided substantial management support in the form of treasury, legal, tax, information systems and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Core Materials. For purposes of preparing the financial statements of Core Materials included in this Form 10-K, these corporate costs have been allocated using a method management believes to be reasonable and reflective of those costs had they been incurred as a stand alone entity. However, Navistar's systems and procedures did not provide the ability to reasonably allocate costs for income taxes, debt and interest expense. Additionally, sales to Navistar were recorded as revenues at Core Materials' standard cost. Accordingly, the results of operations reflected in the financial statements and as discussed below may not be indicative of the results of operations of Core Materials had it been a stand alone company during the periods presented.

Results of Operations

         The pro forma amounts are shown in parentheses next to the historical amounts.

CALENDAR YEAR 1996 COMPARED WITH FISCAL YEAR 1995

         Net sales for 1996 totaled $52.5 million ($56.8 million) down 12% (13%) from the $59.5 million ($65.6 million) in 1995. Shipments to Navistar decreased 16% (18%) to $31.5 million ($35.7 million) from $37.8 million ($43.6 million) in 1995. The decrease in shipments to Navistar was the direct result of a decrease in sales of Navistar trucks resulting from a decline in demand for trucks in the United States and Canada. Sales to Yamaha decreased in 1996 by 2% to $19.8 million compared with the $20.2 million in 1995. This decrease was the result of a slight decrease in demand for Yamaha's watercraft products.

         Gross margin was 3% (11%) of sales in 1996 compared with 10% (19%) in 1995. The decrease in gross margin was primarily the result of the decrease in sales volume which resulted in lower capacity utilization and overhead absorption. Manufacturing costs in 1996 were higher than in 1995 due to increased depreciation expense resulting from the installation of three large SMC presses that became operational in 1996. In addition, the 1996 gross margin was adversely impacted by start up costs related to the tooling for a new Yamaha model, increased labor costs resulting from the three year labor agreement with hourly employees signed in August, 1995 and increased repair and maintenance costs relating to projects that had been deferred during 1995 due to the record production volumes experienced in that year.

         Marketing and administrative expenses at $493,000 in 1996 were essentially the same as in 1995. Allocated postretirement benefits expense increased from 1995 due to higher service costs resulting from increased employment levels and increased multi-employer plan contributions. Other income in 1996 resulted from the close-out of a special tooling project for one customer.

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

         Net sales for 1995 totaled $59.5 million ($65.6 million) up 35% (33%) over the $44.2 million ($49.2 million) in 1994. Shipments to Navistar increased 16% (16%) to $37.8 million ($43.6 million) from the $32.5 million ($37.6 million) in 1994. The increase in shipments to Navistar was the result of an increase in sales of Navistar trucks due to an increase in truck industry demand in the United States and Canada. Sales to Yamaha in 1995 increased by 95% to $20.2 million compared with the $10.4 million in 1994. This increase resulted from an increase in demand for Yamaha's watercraft products and improved pricing.

         Gross margin was 10% (19%) of sales in 1995 compared with 8% (18%) in 1994. The increase in gross margin was primarily the result of the increase in sales volumes, improved pricing, capacity utilization and operating efficiency. These improvements were partially offset by higher labor and overtime costs to meet the demand for both Navistar and Yamaha products. Gross margin in 1995 was also adversely impacted by a 15 day strike by Columbus Plastics' hourly workers during the fiscal fourth quarter.

         Marketing and administrative expenses were $484,000 in 1995 compared with $390,000 in 1994. The increase was primarily the result of the hiring of new employees and increased support costs to meet the increased production demand in 1995. Allocated postretirement benefits expense was essentially the same as the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES

         Historically, Core Materials' working capital and investment needs have been financed by Navistar through the intercompany equity investment account and through the sale of products to Yamaha. Subsequent to the Closing, Core Materials has independently funded all of its working capital and investment capital requirements. Funds necessary to meet its working capital and investment needs are currently being financed through the following sources: 1) the Comprehensive Supply Agreement between Navistar and Core Materials, while in effect, requires that Navistar obtain all of its SMC plastic requirements for components currently being manufactured by Core Materials, as detailed in the Comprehensive Supply Agreement, from Core Materials at negotiated prices which approximate fair value; 2) the Company has substantial net operating losses ("NOLs") that will be available to offset future taxable income of Core Materials (the utilization of these NOLs will substantially reduce any federal income tax liability payments); and 3) Core Materials is currently negotiating to obtain a permanent working capital line of credit from a commercial bank which will be available to fund Core Materials' working capital requirements.
In January 1997, management concluded a $3 million temporary working capital facility with a commercial bank utilizing the mortgage-backed security as collateral for borrowings under the facility. Internally generated funds together with proceeds from the use of this temporary working capital facility have provided sufficient operating liquidity for Core Materials. The Comprehensive Supply Agreement with Navistar provides for payment terms for shipments to Navistar which are customary in the SMC manufacturing industry. Core Materials has been receiving regular payments on its receivables from Navistar after an initial period prescribed by the Comprehensive Supply Agreement.

         Based upon 1) the terms of its sales arrangements with its customers, particularly Navistar and Yamaha, 2) forecasted cash flows from operations and
3) utilization of NOLs, management believes that internally generated funds from operations will be sufficient to fund working capital and investment capital requirements. The securing of the temporary, and subsequently, a permanent working capital facility will provide liquidity in periods of fluctuating sales activity and in instances of production slowdowns.

         Management is also negotiating a term loan facility(ies) which will be supported by Core Materials' machinery, equipment and real estate. Funding from such term loan(s) will be utilized to reduce the Navistar Secured Note Payable (Navistar's remaining note balance will likely become subordinate in regard to both collateral and repayment to any term financing concluded).

                                  INCOME TAXES

         The balance sheet at December 31, 1996 includes a deferred tax asset of $12,455,000, net of a valuation allowance of $6,838,000. The deferred tax assets are net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

         The deferred tax asset includes the tax benefits associated with cumulative net operating and capital tax losses of approximately $41.9 million and temporary differences between the book and tax basis of Core Materials' property and equipment. The valuation allowance at December

31, 1996 assumes that it is more likely than not that approximately $10.3 million of the cumulative net operating losses and all (approximately $9.8 million) of the cumulative capital tax losses will not be realized before their expiration date. Realization of the net deferred tax asset is dependent on the generation of approximately $27.0 million of future taxable income, of which an average of approximately $1.8 million would need to be generated annually for the next 15 year period 1997 through 2011.

         Extensive analysis is performed to determine the amount of the deferred tax asset. Such analysis is based upon the premise that Core Materials is and will continue to be a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of Core Materials using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the company's long standing relationship with its two largest customers - Navistar and Yamaha, the Comprehensive Supply Agreement between Core Materials and Navistar, and Navistar's 16-consecutive-year leadership in the combined market share of Class 5 through 8 trucks. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies, the maintenance of its relationships with Yamaha and Navistar and Navistar's maintenance of significant market share, earnings are achievable in order to realize the net deferred tax asset of $12,455,000.

                                BUSINESS OUTLOOK

         After experiencing significant order declines during 1996 from both its major customers, Navistar and Yamaha, order rates for both these customers have increased in early 1997 to levels above the low points of 1996 order rates. However, Navistar's management forecasts that industry demand for the medium- and heavy-duty trucks that contain Core Materials' products will be lower in 1997 compared to 1996. Additionally, since the Acquisition, Core Materials has responded to and initiated discussions on a number of new sales opportunities with customers representing product diversification opportunities and with trucking industry related entities. Although there can be no assurance that these opportunities will result in incremental sales volumes, Management is encouraged by both the number and diversity of the opportunities it is currently discussing since Core Materials became a stand alone, publicly owned company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEPENDENT AUDITORS' REPORT


Core Materials Corporation
Columbus, Ohio

We have audited the accompanying balance sheets of Core Materials Corporation (the "Company") as of December 31, 1996 and 1995 and as of October 31, 1995 and the related statements of revenues, direct expenses and identified corporate expenses before interest and taxes for the year ended December 31, 1996, the two month period ended December 31, 1995 and each of the two years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2, the Company's historical operating results are not necessarily indicative of those which may have resulted had it been a stand alone company.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Core Materials Corporation as of December 31, 1996 and 1995 and as of October 31, 1995 and the results of its direct operations and identified corporate expenses before interest and taxes for the year ended December 31, 1996, the two month period ended December 31, 1995 and each of the two years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Chicago, Illinois
March 21, 1997

CORE MATERIALS CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    DECEMBER 31,     DECEMBER 31,    OCTOBER 31,
                                                        1996            1995            1995
ASSETS
CURRENT ASSETS:
  Cash                                            $    590,212      $    33,064     $    11,929
  Mortgage-backed security investment                3,295,049
  Accounts receivable                                2,007,963        7,297,866       7,232,646
  Inventories:
    Work in process                                  1,585,644        2,245,017       1,912,227
    Stores                                           1,757,055        1,266,809       1,450,123
                                                  ------------      -----------     -----------
                                                     3,342,699        3,511,826       3,362,350
  Other current assets                                 344,440          523,146         332,079
                                                  ------------      -----------     -----------
           Total current assets                      9,580,363       11,365,902      10,939,004

PROPERTY, PLANT AND
  EQUIPMENT - Net                                   25,068,481       21,939,271      21,652,220
DEFERRED TAX ASSET - Net                            12,455,000
                                                  ------------      -----------     -----------
TOTAL                                             $ 47,103,844      $33,305,173     $32,591,224
                                                  ============      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
CURRENT LIABILITIES:
  Accounts payable                                $    372,869      $ 7,665,258     $11,235,036
  Accrued liabilities                                1,422,103        1,433,507       1,215,742
                                                  ------------      -----------     -----------
           Total current liabilities                 1,794,972        9,098,765      12,450,778

SECURED NOTE PAYABLE                                29,514,000
POSTRETIREMENT BENEFITS LIABILITY                      244,000


STOCKHOLDERS' EQUITY:

  Common stock, $0.01 par value, authorized
    20,000,000 shares; issued and outstanding
    9,474,600 shares                                    94,746
  Paid-in-capital                                   15,918,193
  Retained deficit                                    (462,067)
  NAVISTAR'S EQUITY INVESTMENT ACCOUNT
                                                  ------------      -----------     -----------
           Total stockholders' equity               15,550,872       24,206,408      20,140,446
                                                  ------------      -----------     -----------
TOTAL                                             $ 47,103,844      $33,305,173     $32,591,224
                                                  ============      ===========     ===========


See notes to the financial statements
                                      -21-

CORE MATERIALS CORPORATION

STATEMENTS OF REVENUES, DIRECT EXPENSES AND IDENTIFIED
CORPORATE EXPENSES BEFORE INTEREST AND TAXES
--------------------------------------------------------------------------------

                                                         TWO
                                      YEAR ENDED     MONTHS ENDED      YEARS ENDED OCTOBER 31,
                                     DECEMBER 31,    DECEMBER 31,   ------------------------------
                                        1996              1995            1995            1994

NET SALES:
  Navistar                         $ 31,546,315      $  5,334,994      $37,777,164     $32,541,121
  Yamaha                             19,759,033         3,216,025       20,221,722      10,381,686
  Other                               1,161,461           303,633        1,506,243       1,268,645
                                   ------------      ------------      -----------     -----------

                                     52,466,809         8,854,652       59,505,129      44,191,452

COSTS AND EXPENSES:
  Cost of sales                      50,733,573         8,082,169       53,319,218      40,487,461
  Postretirement
    benefits expense                  1,042,794           151,108          857,098         832,590
  Marketing and administrative          493,000            81,000          484,000         390,000
  Other (income) expense               (349,604)           (3,250)          55,241          15,278
                                   ------------      ------------      -----------     -----------

INCOME BEFORE
  INTEREST AND TAXES               $    547,046      $    543,625      $ 4,789,572     $ 2,466,123
                                   ============      ============      ===========     ===========


See notes to financial statements.

CORE MATERIALS CORPORATION


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 1.   BUSINESS FORMATION AND NATURE OF OPERATIONS

      Core Materials Corporation ("Core Materials"), a Delaware corporation, was formed on October 8, 1996 by RYMAC Mortgage Investment Company ("RYMAC"), a Maryland corporation, as a wholly owned subsidiary, for the purpose of acquiring substantially all of the assets and liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. ("Navistar"). Throughout these Notes to Financial Statements, references to Columbus Plastics refers to the operations of Core Materials prior to the acquisition.

      Prior to 1994, RYMAC was primarily engaged in making investments in mortgage derivative securities and, to a lesser extent, mortgage related investments. In mid-1994, RYMAC's Board of Directors decided not to pursue its historical line of business and would investigate alternative opportunities to maximize stockholder value, which led to the acquisition of Columbus Plastics.

      On December 31, 1996, RYMAC merged into its wholly owned subsidiary, Core Materials, by converting each outstanding common share of RYMAC into the right to receive one common share of Core Materials, with Core Materials as the surviving corporation and continuing registrant. Simultaneously, on December 31, 1996, Core Materials purchased substantially all of the assets and assumed certain liabilities of Columbus Plastics for (1) $29,514,000, in the form of a secured promissory note due to Navistar ("Secured Note") and (2) 4,264,000 shares of Core Materials common stock, representing approximately 45% of the total number of shares of Core Materials common stock then issued and outstanding (see Note 4) (the "Acquisition").

      Based upon the terms of the Acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of its net assets to fair value at December 31, 1996.

      Core Materials produces compression Sheet Molding Composite ("SMC") fiberglass reinforced parts. Core Materials has two principal customers, Navistar and Yamaha, and provides Navistar's truck assembly operations with generally all of its SMC requirements, primarily hoods and air deflector shields.

 2.   BASIS OF PRESENTATION

      The fiscal year end of Core Materials Corporation is December 31. Columbus Plastics' historical year end was October 31. In the accompanying financial statements, the historical fiscal year of Columbus Plastics has been maintained through October 31, 1995, its previous most recently audited financial statements. Effective December 31, 1995, the fiscal year end was changed to conform to the year end of Core Materials, the continuing legal entity and registrant.

      The accompanying balance sheet as of December 31, 1996 reflects the Acquisition accounted for as a reverse acquisition. All other accompanying financial statements reflect the historical assets, liabilities and operations of Columbus Plastics. Note 5 contains the unaudited pro forma combined statements of income of Core Materials for the twelve months ended December 31, 1996 and the twelve months ended October 31, 1995, as if the Acquisition had been consummated as of November 1, 1994.

      Prior to the Acquisition, Columbus Plastics was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. As a result, the distinct and separate accounts necessary to present individual Core Materials balance sheets as of December 31, 1995 and October 31, 1995 and income statements for the year ended December 31, 1996, the two month period ended December 31, 1995 and each of the two years in the period ended October 31, 1995 have not been maintained.

      Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Columbus Plastics. For purposes of preparing the Core Materials financial statements, certain of these corporate costs, along with other Navistar Truck Group expenses, were allocated using an allocation method (see Note
      14). However, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes, corporate debt and interest expense.

      With respect to cash flows; purchases of inventory, payroll, capital and other expenditures were funded through the Equity Investment account with Navistar. Accounts payable to third party vendors and certain expense accruals were processed and recorded at other Navistar locations. Remittances from sales to third parties were collected by Navistar and were accounted for through the Equity Investment account as were sales to Navistar's truck assembly operations. Accordingly, Columbus Plastics has no operating cash flows.

      FINANCIAL STATEMENT PRESENTATION - Based upon the above information, the following financial information is presented:

      - Balance Sheets - The assets and liabilities of Columbus Plastics are included herein at Navistar's historical cost. The net assets of Core Materials have been revalued to their fair value at December 31, 1996.

      - Statements of Revenues, Direct Expenses and Identified Corporate Expenses before Interest and Taxes-Includes all Navistar corporate cost allocations for which a reasonable method of allocating the costs to the operations of Columbus Plastics can be developed.

      - Statements of Cash Flows are not presented as Columbus Plastics has essentially no cash flow. Note 8 to the financial statements presents a reconciliation of the Navistar Equity Investment account for all periods presented.

 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION - During the periods presented, Core Materials recorded sales to Navistar's manufacturing plants at its standard cost at date of shipment. Effective December 31, 1996, sales to Navistar will be recorded at the prices stipulated in the Comprehensive Supply Agreement between Core Materials and Navistar (the "Supply Agreement") (see Note 15), which approximate fair value. Sales to third party customers, other than Navistar, are recorded at negotiated prices at date of shipment.

      MORTGAGE-BACKED SECURITY - Pursuant to reverse acquisition accounting, the mortgage-backed security is recorded at its fair value at December 31, 1996, which is also the cost basis to Core Materials. The security, which matures in November 2025, is considered held to maturity, and is carried at the lower of its cost or market value. Core Materials has the intent and ability to hold this security to maturity.

      INVENTORIES - Inventories are stated at the lower of cost (standard cost) or market.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation is provided on a straight line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if adjustment to the depreciation period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

      Ranges of estimated useful lives for computing depreciation are as follows:

        Land improvements                                20 years
        Building and improvements                     20-50 years
        Machinery and equipment                        3-25 years
        Tools, dies and patterns                        3-5 years

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Core Materials' financial instruments consist of a mortgage-backed security investment, accounts receivable, accounts payable and a secured note payable. The carrying amounts of the financial instruments approximate their fair value.

      EARNINGS PER SHARE - Earnings per share is not presented as Columbus Plastics was not a stand alone division or subsidiary of Navistar and was generally not accounted for separately during the periods presented.

 4.   ACQUISITION

      On December 31, 1996 Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics for (1) a $25,504,000 Secured Note due Navistar, subject to adjustment, and (2) 4,264,000 shares of Core Materials common stock, representing approximately 45% of the total number of shares of Core Materials common stock then issued and outstanding.

      Effective December 31, 1996, the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" (as defined in the Asset Purchase Agreement between RYMAC and Navistar (the "Agreement")) of Columbus Plastics as of December 31, 1996.

      In connection with the Acquisition, Core Materials is required to pay Navistar future consideration in the form of an increase in the Secured Note based upon a multiple of the amount by which Core Materials' earnings before interest and taxes (EBIT) exceeds established thresholds over the three year period 1997 to 1999. The future consideration received will be based upon a multiple of EBIT as follows:

         - 1997: If EBIT exceeds $6,512,000, then the future consideration will be the excess multiplied by 5.55.

         - 1998: If EBIT exceeds $6,512,000, then the future consideration will be the product of the 1998 excess EBIT less the 1997 excess EBIT multiplied by 4.50.

         - 1999: If EBIT exceeds $6,512,000, then the future consideration will be the product of the 1999 excess EBIT less the 1998 excess EBIT multiplied by 2.75.

      The maximum increase in the Secured Note as a result of future consideration is limited to $24,496,000. Such increases will be accounted for by reducing Core Materials' retained earnings and will increase the amount of the balloon payment due in November 2006.

      Based upon the terms of the Acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of its net assets to fair value at December 31, 1996.

      Consistent with reverse acquisition accounting treatment, the purchase price should be determined as the fair value of the consideration paid or received whichever is more clearly evident. Because RYMAC's stock was thinly traded and supported a company with no operations (prior to the Acquisition), the fair value of RYMAC's then outstanding common stock was not appropriate to determine the Acquisition purchase price. Instead the purchase price was determined based upon the fair value of the consideration received (Core Materials' assets and liabilities) by Columbus Plastics. The purchase price was approximately $16.0 million, calculated as follows, and excludes any future consideration which would be paid if certain earnings thresholds are met:


                  Cash                               $    584,351
                  Mortgage-backed security              3,295,049
                  Other assets                            122,935
                  Deferred tax asset, net              12,455,000
                  Accrued expenses                       (492,649)
                                                      -----------
                                                      $15,964,686

      Transaction costs incurred by the acquiror in connection with the acquisition of a company without operating substance should be treated similar to that of an offering of equity securities as a reduction of paid-in capital. Since the recording of Navistar's transaction costs at Core Materials would result in no net impact to Core Materials' balance sheet, Navistar's transaction costs are excluded from the purchase price.

      The Agreement identified the specific assets to be acquired and the specific liabilities to be assumed. The decrease in accounts payable at December 31, 1996 versus the prior periods as shown in the accompanying balance sheets reflects the retention by Navistar of certain accounts payable at closing in accordance with the Agreement.

5.    PRO FORMA COMBINED FINANCIAL INFORMATION (UNAUDITED)

      The following unaudited pro forma combined statements of income for the twelve month periods ended December 31, 1996 and October 31, 1995 are presented as if the Acquisition had occurred as of November 1, 1994. This pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the transactions occurred on such dates or which may occur in the future.

CORE MATERIALS CORPORATION
UNAUDITED PROFORMA COMBINED STATEMENT OF INCOME
Twelve months ended December 31, 1996

                                                              Proforma Adjustments
                                                  -------------------------------------------
                                  Historical                                 Supply &                 Proforma
                                   Columbus                                  Services                 Adjusted
                                  Plastics        Acquisition    Note      Agreements     Note         Balance      Note
                                  ----------      -----------    ----      ----------     ----        ---------     ----
Net Revenues:
Navistar                           $31,548,315                             $  4,123,000    (b)      $ 35,669,315
Yamaha                              19,759,033                                                        19,759,033
Other-manufacturing                  1,161,461                                                         1,161,461
Investment income                                  $   230,650    (a)                                    230,650
                                   -----------     -----------             ------------             ------------
                                    52,466,809         230,650                4,123,000               56,820,459

Cost of sales                       50,733,573                                                        50,733,573
                                   -----------     -----------             ------------             ------------
Gross Margin                         1,733,236         230,650                4,123,000                6,086,886

Postretirement benefits expense      1,042,794                                                         1,042,794
Marketing and administrative           493,000         864,000    (d)                -     (d)         1,357,000
Interest expense - net                               1,841,120    (c)                                  1,841,120
Other (income)                       (349,604)                                                          (349,604)
                                   -----------     -----------             ------------             ------------
Income Before Income Taxes         $   547,046     $(2,474,470)            $  4,123,000             $  2,195,576

Income Tax Provision                                                                                     905,895     (f)
                                                                                                    ------------
Net income                                                                                          $  1,289,681
                                                                                                    ============
Net Income Per Common Share                                                                         $       0.13
                                                                                                    ============
Weighted Average Number of
Common Shares and Common
Stock Equivalents                                                                                      9,654,400    (e)
                                                                                                    ============

CORE MATERIALS CORPORATION
UNAUDITIED PROFORMA COMBINED STATEMENT OF INCOME
Twelve months Ended October 31, 1995


                                                                 Proforma Adjustments
                                                   --------------------------------------------------

                                     Historical                                  Supply &                    Proforma
                                      Columbus                                   Services                    Adjusted
                                      Plastics         Acquisition      Note      Agreements      Note        Balance     Note
                                      --------         -----------      ----      ----------      ----        -------     ----


Net Revenues:
Navistar                            $  37,777,164                               $  5,866,200    (b)      $  43,643,364
Yamaha                                 20,221,722                                                           20,221,722
Other-manufacturing                     1,506,243                                                            1,506,243
Investment income                                    $     230,650    (a)                                      230,650
                                    -------------    -------------              ------------             -------------
                                       59,505,129          230,650                 5,866,200                65,601,979

Cost of sales                          53,319,218                                                           53,319,218
                                    -------------    -------------              ------------             -------------

Gross Margin                            6,185,911          230,650                 5,866,200                12,282,761

Postretirement benefits expense           857,098                                                              857,098
Marketing and administrative              484,000          864,000    (d)                  -    (d)          1,348,000
Interest expense - net                                   2,211,120    (c)                                    2,211,120
Other expense                              55,241                                                               55,241
                                    -------------    -------------              ------------             -------------

Income Before Income Taxes          $   4,789,572    $  (2,844,470)             $  5,866,200             $   7,811,302

Income Tax Provision                                                                                         3,222,943   (f)
                                                                                                         -------------

Net income                                                                                               $   4,588,359
                                                                                                         -------------
Net Income Per Common Share                                                                              $        0.48
                                                                                                         =============
Weighted Average Number of
Common Shares and Common
Stock Equivalents                                                                                            9,654,400   (e)
                                                                                                         =============

The Unaudited Proforma Combined Statements of Income for the twelve months ended December 31, 1996 and October 31, 1995 have been prepared assuming the proposed acquisition had occurred on November 1, 1994 and reflect the effects of certain adjustments to the historical financial statements that result from the acquisition of Columbus Plastics by Core Materials. Columbus Plastics was not a stand alone division or subsidiary of Navistar and was not generally accounted for separately. Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes and interest expense. Accordingly, historical net income per common share amounts have not been included for the financial information for Columbus Plastics. A historical statement of income for Core Materials is not included in the unaudited proforma combined financial information as the Acquisition was accounted for using reverse acquisition accounting treatment.

(a) Represents the estimated interest income to be earned on the mortgage-backed security at the security's effective interest rate of 7%.

(b) Represents the additional revenues resulting from pricing sales by Core Materials to Navistar reflecting the prices specified in the Comprehensive Supply Agreement, rather than at Core Materials historical standard cost.

(c) Represents the estimated interest expense on the Secured Note due to Navistar at 8% per annum less the interest credit of $520,000 and $150,000 for the twelve months ended December 31, 1996 and October 31, 1995, respectively, which represents the capitalization of interest on the Secured Note relating to property, plant and equipment under construction.

(d) Represents an estimate of the additional administrative expenses to be incurred by Core Materials as a result of its status as a stand-alone, publicly owned company rather than an operating unit of a much larger corporation. Additional costs consist primarily of executive salary costs and legal and directors fees. The historical marketing and administrative expense of Columbus Plastics includes allocated corporate costs which are reflective of the costs that will be charged to Columbus Plastics pursuant to the Transitional Services Agreement between Core Materials and Navistar. Accordingly, no adjustments have been recorded to reflect the impact of the Transitional Services Agreement on the unaudited proforma combined financial statements.

(e) The weighted average number of common shares and common stock equivalents outstanding used to calculate net income per common share include the number of shares of Core Materials common stock outstanding prior to the acquisition; the number of shares issued to Navistar as consideration for the Acquisition; and the effect of the exercise of 260,000 dilutive Core Materials stock options, using the treasury stock method.

(f) Represents the estimated income tax expense for Core Materials based upon a statutory Federal tax rate of 34% and an estimated Ohio state and local tax rate of 11%. The income tax expense recorded in the unaudited proforma combined financial statements is not necessarily indicative of the cash payments for income taxes that Core Materials would be required to pay due to Core Materials' substantial net operating loss carryforwards. Core Materials expects to only be required to make minimal Federal income tax payments as mandated, primarily, by the Alternative Minimum Tax regulations until such time that the loss carryforwards are fully utilized or expired.


6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:


                                            DECEMBER 31,       DECEMBER 31,       OCTOBER 31,
                                                1996              1995               1995


Land and land improvements                 $ 1,607,066        $ 1,480,782        $ 1,480,782
Building and equipment                      38,933,211         28,473,930         28,473,930
Tools, dies and patterns                       299,135            295,110            295,110
Construction in progress                     1,498,558          7,170,187          6,608,206
                                           -----------        -----------        -----------

                                            42,337,970         37,420,009         36,858,028
Less accumulated depreciation               17,269,489         15,480,738         15,205,808
                                           -----------        -----------        -----------

Property, plant and equipment - net        $25,068,481        $21,939,271        $21,652,220
                                           ===========        ===========        ===========


      Construction in progress primarily relates to the purchase and installation of SMC presses and certain other SMC capital projects. Substantially all amounts included in construction in progress at December 31, 1996, December 31, 1995 and October 31, 1995 are expected to be placed in service within six months from each respective period end. At December 31, 1995 and October 31, 1995 commitments for capital expenditures in progress, relating to SMC presses, were approximately $2,600,000 and $1,800,000, respectively. There were no commitments for capital expenditures in progress at December 31, 1996. Prior to December 31,
      1996, Core Materials did not record capitalized interest on construction in progress as interest expense was not allocated by Navistar to Columbus Plastics.

 7.   DEBT

      Secured Note

      The Secured Note due to Navistar of $29,514,000 at December 31, 1996 bears interest at the rate of 8% per annum, payable semi-annually, and is secured by a first priority lien upon and security interest in all of Core Materials' assets. The Secured Note is due in November 2006. In connection with the acquisition, Core Materials is also required to pay Navistar future consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieves earnings before interest and taxes in excess of established thresholds during the period 1997 through 1999. (See Note 4).


      Principal payments under the Secured Note are due as follows:

      (a.) Within ninety (90) days after the end of each fiscal year of Core Materials during the term of the Secured Note, Core Materials shall pay principal in an amount equal to the amount, if any, by which the total cash and cash equivalents of Core Materials, as shown on Core Materials' audited balance sheet as of the end of such fiscal year, exceeds $3,000,000; and

      (b.) In the event Core Materials obtains, from time to time, any refinancing loan (as defined by the terms of the Secured Note), Core Materials shall promptly upon obtaining such loan pay principal in an amount equal to the proceeds of such loan.

      Based upon the financial position of Core Materials at December 31, 1996, the Secured Note is classified as long-term on the balance sheet.

      The provisions of the Secured Note prohibit the declaration or payment of cash dividends, the repurchase or retirement of capital stock, as well as the pledge of any of Core Materials' assets or revenue as a security lien to a third party as long as the Secured Note is outstanding.

      Line of Credit

      Subsequent to December 31, 1996, Core Materials entered into a line of credit facility with a Bank ($3,000,000 maximum availability) for working capital purposes. The line of credit is repayable on demand, bears interest at the prime rate (8.25% at December 31, 1996) and is secured by the mortgage-backed security.

8.    EQUITY INVESTMENT ACCOUNT

      Cash flows for purchases and sales of inventory, payroll, capital expenditures, and other expenditures were funded through the intercompany equity investment account with Navistar. The following summarizes the changes in the Equity Investment account for the periods presented:


                                                              TWO
                                         YEAR ENDED       MONTHS ENDED        YEARS ENDED OCTOBER 31,
                                        DECEMBER 31,      DECEMBER 31,        -----------------------
                                            1996             1995              1995             1994
Balance - beginning of
  period                               $24,206,408       $20,140,446       $14,489,444      $ 13,350,804
Funding of purchases                    45,922,756         9,870,093        37,766,508        24,636,830
Net charges from Navistar               19,695,932         3,032,887        19,991,165        16,631,167
Navistar funding of plant
  expenses and other                     2,777,608           300,196         2,076,547         1,700,381
Net charges to Navistar                (36,030,151)       (6,344,451)      (37,368,465)      (32,431,104)
Collections from third
  parties                              (27,781,025)       (3,336,388)      (21,604,325)      (11,864,757)
Income before
  interest and taxes                       547,046           543,625         4,789,572         2,466,123
Push down of
  pension liability from Navistar         (244,000)
Issuance of Core Materials
  common stock                         (29,094,574)
                                       -----------      -----------       -----------      ------------

Balance - end of period                $                $24,206,408       $20,140,446      $ 14,489,444
                                       ===========      ===========       ===========      ============

      FUNDING OF PURCHASES - represents amounts funded by Navistar primarily for purchases of materials and capital expenditures.

      NET CHARGES FROM NAVISTAR - represents amounts charged for payroll and related expenses, charges for employee health and welfare plans, payments to union sponsored pension plans and all corporate support services.

      NAVISTAR FUNDING OF PLANT EXPENSES - represents amounts transferred to Columbus Plastics from Navistar as reimbursement for expenses paid by Columbus Plastics.

      NET CHARGES TO NAVISTAR - represents the intercompany sales and charges by Columbus Plastics to other Navistar manufacturing plants for the sale of SMC products.

      COLLECTIONS FROM THIRD PARTIES - represents amounts collected by Columbus Plastics on sales to third parties, primarily Yamaha, and collections on billings for tooling projects.

      PUSH DOWN OF PENSION LIABILITY FROM NAVISTAR - represents the push down from Navistar to Core Materials of the projected benefit obligation for non-represented employees' pension benefits which was assumed by Core Materials. See Note 13 for further discussion of the pension obligation.

      ISSUANCE OF CORE MATERIALS COMMON STOCK - reverse acquisition accounting treatment requires that the retained earnings carried forward to Core Materials as of December 31, should consist of Columbus Plastics'
      Equity Investment account, less an amount equivalent to the par value of Core Materials common stock owned by Navistar. This item represents the transfer of the Equity Investment account to common stock and retained earnings.

 9.   EQUITY

      Anti-takeover Measures

      Core Materials' Certificate of Incorporation and By-laws contain certain provisions designed to discourage specific types of transactions involving an actual or threatened change of control of Core Materials. These provisions, which are designed to make it more difficult to change majority control of the Board of Directors without its consent, include the following:

               Removal of Directors - This provision provides that a director of Core Materials may be removed with or without cause only upon the vote of the holders of at least 80% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors.

               Supermajority Approval - This provision requires that a merger and certain other transactions (as outlined in the Certificate of Incorporation) be approved by the affirmative vote of the holders of at least 66 2/3% of the then outstanding shares of Core Materials' common stock. Such affirmative vote is required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified by law.

               Amendments - This provision requires that any amendment to the provisions relating to the removal of directors be approved by the holders of at least 80% of the then outstanding shares of voting stock, and any amendment to provisions requiring the approval of the holders of at least 66 2/3% of the then outstanding shares of voting stock be approved by the holders of at least 66 2/3% of the then outstanding shares of voting stock.


      Restrictions on Transfer

      Core Materials' Certificate of Incorporation also contains a provision (the "Prohibited Transfer Provision") designed to help assure the continued availability of Core Materials' substantial net operating loss and capital loss carryforwards by seeking to prevent an "ownership change" as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a "Prohibited Ownership Percentage" (as defined in Core Materials' Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company's common stock) or if the transfer would result in the transferee's ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee's ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.

      Restricted Common Stock

      On February 19, 1997, Core Materials issued, in total, 40,200 shares of common stock, par value $0.01 per share, to approximately 402 employees (which constituted all of its employees with the exception of certain executive employees). The Company received no consideration for the shares. The shares were issued as an incentive for its employees to remain with the Company and are subject to forfeiture to the Company if an employee leaves prior to December 31, 1998. During this period, the shares may not be transferred.

      Preferred Stock

      The Company has authorized 10,000,000 shares of preferred stock (par value: $0.01) of which none is issued.

10.   STOCK OPTIONS AND EQUITY INCENTIVE PLAN

      At the time of the merger of RYMAC into Core Materials, each outstanding option to purchase shares of RYMAC's common stock granted under any of RYMAC's previous stock option plans was deemed amended to constitute an option to acquire, at the same price per share, the same number of shares of Core Materials' common stock.

      At December 31, 1996, there were 260,000 outstanding options each to purchase one share of Core Materials' common stock at prices ranging from $0.75 to $1.50, all of which were exercisable. All of the options are held by executive officers and a former director of RYMAC. There have been no options granted during the year ended December 31, 1996, the two month period ended December 31, 1995 or the year ended October 31, 1995; accordingly, pro forma disclosures as required by Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" are not applicable.


      Subsequent to year-end, the Board of Directors of Core Materials authorized the adoption of the Core Materials Corporation -- Long Term Equity Incentive Plan, subject to the approval of holders of a majority of the Core Materials' common shares outstanding. The plan allows for grant of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate 1.5 million awards, each award representing a right to buy a share of Core Materials' common stock. The plan expires on the earlier of December 31, 2006, or the date that the maximum number of available awards under the plan have been granted.


11.   LEASES AND ACCRUED EXPENSES

      Core Materials has long-term noncancellable leases for use of equipment under operating lease agreements. Total rental expense under such agreements amounted to approximately $563,000 for the year ended December 31, 1996, $83,000 for the two month period ended December 31, 1995 and $560,000 and $540,000 for the years ended October 31, 1995 and 1994, respectively.

      At December 31, 1996, the aggregate minimum future rental commitments under noncancellable leases with terms in excess of one year were approximately $569,000 in 1997; $569,000 in 1998; $273,000 in 1999;
      $174,000 in 2000 and $15,000 in 2001.

      Accrued expenses at December 31, 1996, December 31, 1995 and October 31, 1995 include $1,174,770, $1,101,456, and $819,522, respectively, for certain accrued employee benefits.


12.   INCOME TAXES

      As Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes, income taxes were not allocated to Columbus Plastics prior to the Acquisition. Accordingly, there is no income tax expense recorded in the accompanying financial statements.

      The accompanying financial statements include a deferred tax asset for Core Materials' net operating loss (NOL) and capital loss carryforwards and the temporary difference between the book and tax basis of Core Materials' property, plant and equipment. The components of the deferred tax asset at December 31, 1996 are as follows:


          Property, plant and equipment        $  5,036,000
          Net operating loss carryforwards       10,925,000
          Capital loss carryforwards              3,332,000
                                               ------------
                                               $ 19,293,000
          Valuation allowance                    (6,838,000)
                                               ------------

          Deferred Tax Asset-Net               $ 12,455,000
                                               ------------

      A valuation allowance has been provided for those NOL carryforwards and temporary differences which are estimated to expire before they are utilized. A full allowance has been provided against the approximately $9.8 million of capital loss carryforwards, because the capital loss carryforwards are estimated to expire before they are utilized
      ($4,800,000 expire in 1999 and $5,000,000 expire in 2001). At December 31,
      1996, Core Materials had approximately $32.1 million of NOL carryforwards available to offset future taxable income. Such carryforwards reflect income tax losses incurred which will expire as follows:


                    2007:    $16,656,000
                    2008:     10,823,000
                    2009:      3,614,000
                    2010:        638,000
                    2011:        400,000

13.   POSTRETIREMENT BENEFITS

      Core Materials provides postretirement benefits to substantially all of its employees. Total postretirement benefits expense includes the pension expense for salaried employees, retirees and surviving spouses, and postretirement health care and life insurance expense for all employees, retirees and surviving spouses and dependents. Core Materials also participates in a multi-employer defined benefit pension plan for its union represented employees, and allows all employees to participate in one of two 401(k) plans, to which Core Materials does not make contributions. Prior to the Acquisition Core Materials' employees were participants in the Navistar sponsored pension and postretirement plans. Navistar allocated postretirement benefit costs to Columbus Plastics based upon the number of Columbus Plastics participants and their respective demographic data.

      The pension plan for non-represented employees is non-contributory with benefits related to an employee's length of service and compensation rate. In connection with the acquisition, Navistar retained responsibility for vested benefits as of December 31, 1996. Under the principles of reverse acquisition accounting, the retention of the earned pension liability by Navistar has been treated as a settlement for that portion of the total pension obligation. As Navistar did not push down Columbus Plastics' portion of the total pension liability to their financial statements prior to the Acquisition, the pension liability as of December 31, 1996 has been reclassified from the Navistar Equity Investment account. The plan provisions at December 31, 1996 are substantially the same as the prior Navistar sponsored defined benefit pension plan for non-represented employees. The funded status of the non-represented employees' pension plan as of December 31, 1996 and a reconciliation with the amount recognized in the Balance Sheet is as follows:



      Accumulated benefit obligation                       $      0
                                                           ========

      Projected benefit obligation                         $400,000
      Plan assets at fair value                                   0
                                                           --------

      Funded status at December 31, 1996                  ( 400,000)

      Unrecognized pension costs:

      Transition obligation                                  47,000
      Prior service costs                                    10,000
      Net pension losses                                     99,000
                                                           --------

      Net liability                                       ($244,000)
                                                           ========

       All Core Materials' union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. This plan is not administered by Core Materials and contributions are determined in accordance with provisions in the negotiated labor contract. Pursuant to the terms of the Asset Purchase Agreement (see Note 4) Navistar withdrew from the multi-employer plan, and, simultaneously, Core Materials took over Navistar's former responsibilities in regards to the multi-employer plan. Management has been advised by the multi-employer plan's actuary that Navistar's withdrawal from the plan will not result in a withdrawal liability.

      The postretirement plan provides healthcare and life insurance for retired employees; spouses and certain dependents and calls for cost sharing between Core Materials, Navistar and the participants in the form of premiums, co-payments and deductibles. The plan is substantially the same as the plans provided by Navistar prior to the Acquisition. Core Materials and Navistar share the cost of such benefits based upon the hire date and retirement status of the employee participant using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the Acquisition to the period of active service prior to the Acquisition. Core Materials will be fully responsible for the postretirement healthcare and life insurance benefits for all employees hired after January 1, 1997. Since Columbus Plastics' accumulated postretirement benefit obligation for healthcare and life insurance benefits as of December 31, 1996 was fully retained by Navistar no liability for such benefits is recorded as of December 31, 1996 in the accompanying financial statements.

      The costs of postretirement benefits including the effect of the corporate allocation adjustments (see Note 14) are segregated as a separate component in the accompanying Statements of Revenues, Direct Expenses and Identified Corporate Expenses Before Interest and Taxes and approximate the following:


                                                 TWO MONTHS
                                    YEAR ENDED     ENDED        YEARS ENDED OCTOBER 31,
                                    DECEMBER 31, DECEMBER 31, -------------------------
                                        1996        1995         1995         1994

     Pension expense               $  229,000     $ 31,000     $229,000     $243,000
     Multi-employer plan
       contrbutions                   275,794       45,108      235,098      241,590
     Health and life insurance        538,000       75,000      393,000      348,000
                                   ----------     --------     --------     --------
     Total postretirement
       benefits expense            $1,042,794     $151,108     $857,098     $832,590
                                   ----------     --------     ========     ========




14.   CORPORATE ALLOCATIONS

      Prior to its acquisition by Core Materials, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Columbus Plastics did record certain budgeted corporate expenses related primarily to employee benefits, real estate taxes and insurance. Adjustments to these amounts to reflect actual expenditures were not recorded by Columbus Plastics but are included in the corporate allocation amounts noted below. For purposes of preparing the financial information for Columbus Plastics certain corporate costs and credits along with other Navistar Truck Group expenses which were not budgeted to Columbus Plastics were allocated based upon a variety of factors which include the size of the Columbus Plastics operation, the number of Columbus Plastics employees, and the identification of costs specifically attributable to Columbus Plastics. Management believes that the allocation method used is reasonable and reflective of Columbus Plastics' proportionate share of such expenses and is comparable to those that would have been incurred on a stand-alone basis.

      The following summarizes the corporate costs (credits) allocated to Columbus Plastics which were not budgeted and recorded by Columbus Plastics. The amounts represent adjustments to the budgeted expenses or allocations of Navistar Corporate and Truck Group Marketing and Administrative expenses.


                                                 TWO MONTHS
                                    YEAR ENDED     ENDED        YEARS ENDED OCTOBER 31,
                                    DECEMBER 31, DECEMBER 31, -------------------------
                                        1996        1995         1995         1994

      Cost of sales                  $(545,000)   $(115,000)   $(317,000)  $(270,000)

      Postretirement benefits
        expense                      $  21,000    $ (12,000)   $  57,000   $(196,000)

      Marketing and administrative   $ 493,000    $  81,000    $ 484,000   $ 390,000

15.   RELATED PARTIES

      In connection with the acquisition, Core Materials and Navistar entered into a Supply Agreement and a Transitional Services Agreement (the "Services Agreement"). Under the terms of the Supply Agreement, for a period of five years commencing December 31, 1996, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they currently exist or as they may be improved or modified. On a pro forma basis, pursuant to the terms of the Supply Agreement, Core Materials would have charged Navistar for sales of its products approximately $35,670,000, $6,210,000, $43,640,000 and $37,600,000 for the year ended December 31,
      1996, the two month period ended December 31, 1995, and for the years ended October 31, 1995 and 1994, respectively. However, no minimum quantities of annual production of products or minimum purchase quantities are set forth or implied in the Supply Agreement, and no penalties will be imposed on Navistar for volumes of products actually ordered by Navistar below those quantities forecasted. Under the terms of the Services Agreement, Navistar will provide financial reporting, accounting, computer services, and office support services to Core Materials and procure insurance on Core Materials' behalf for up to three years at fees based upon actual hours incurred, the cost of Navistar personnel and related expenses, and any costs incurred by Navistar in providing such services and purchases. Management believes that the costs that will be incurred pursuant to the Services Agreement will approximate the amounts historically allocated to Columbus Plastics (see Note 14).

16.   LABOR CONCENTRATION

      At December 31, 1996, Core Materials had 340 manufacturing employees all of which were represented by the International Association of Machinists and Aerospace Workers ("IAM"). The collective bargaining agreement with the IAM expires on August 1, 1998.


17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and October 31, 1995. The results for the two month period ended December 31, 1995 are not presented herein as audited results are provided in the accompanying financial statements.


                                                                                     QUARTER
                                                        ------------------------------------------------------------------
                                                             FIRST           SECOND           THIRD           FOURTH
                                                             -----           ------           -----           ------
DECEMBER 31, 1996
Net sales                                                 $   14,601,363    $ 13,470,421     $ 10,846,590      $ 13,548,435
Gross profit                                                     493,968          13,682          419,360           806,226
Income (loss) before interest and taxes                           66,731       (420,563)           50,082           850,796


OCTOBER 31, 1995

Net sales                                                 $   12,472,584    $ 16,444,155    $  15,002,464      $ 15,585,926
Gross profit                                                     598,622       2,437,777        2,009,334         1,140,178
Income before interest and taxes                                 272,645       2,077,263        1,654,462           785,202

                                    ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Core Materials previously reported the information required by this
Item 9 in a Form 8-K, as amended by a Form 8-K/A (filed with the Securities Exchange Commission on January 14, 1997 and January 27, 1997, respectively.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required to be set forth hereunder has been incorporated by reference herein from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 29, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

                  The information required to be set forth hereunder has been incorporated by reference herein from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 29, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

                  The information required to be set forth hereunder has been incorporated by reference herein from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 29, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required to be set forth hereunder has been incorporated by reference herein from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 29, 1997.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

         (a)(1)   Financial Statements
                  ---------------------

         The following financial statements are included in Part II, Item 8 of this Form 10-K:

Independent Auditors' Report
Balance Sheets
Statements of Revenues, Direct Expenses and Identified Corporate Expenses Before
      Interest and Taxes
Notes to Financial Statements

         (a)(2)   Financial Statement Schedules
                  -----------------------------

         All schedules are omitted because of the absence of the conditions under which they are required.

         (a)(3)   Exhibits
                  --------

         The following "Index to Exhibits" lists the exhibits that are included as a part of this Form 10-K:

                                INDEX TO EXHIBITS

Exhibit No.    Description                                 Location
-----------    -----------                                 ---------

2.1            Asset Purchase Agreement                    Incorporated by
               dated as of September 12, 1996,             reference to Exhibit
               as amended October 31, 1996,                2-A to Form S-4
               between Navistar and RYMAC**                (filed November 8,
                                                           1996, SEC File
                                                           No. 333-15809)

2.1.1          Second Amendment to Asset Purchase
               Agreement dated December 16, 1996           Page No. 1

2.2            Agreement and Plan of Merger                Incorporated by
               dated as of November 1, 1996,               reference to Exhibit
               between Core Materials and                  2-B to Form S-4
               RYMAC                                       (filed November 8,
                                                           1996, SEC File
                                                           No. 333-15809)

3.1            Certificate of Incorporation of             Incorporated by
               Core Materials Corporation                  reference to Exhibit
                                                           3-A to Form S-4,
                                                           (filed November 8,
                                                           1996, SEC File
                                                           No. 333-15809)

3.1.1          Certificate of Amendment of                 Incorporated by
               Certificate of Incorporation                reference to Exhibit
               of Core Materials Corporation               3-B to Form S-4,
                                                           (filed November 8,
                                                           1996, SEC File
                                                           No. 333-15809)

3.2            By-Laws of Core Materials                   Incorporated by
               Corporation                                 reference to Exhibit

                                                           3-C to Form S-4
                                                           (filed November 8,
                                                           1996, SEC File No.
                                                           333-15809)


4.1            Certificate of Incorporation of             Incorporated by
               Core Materials Corporation                  reference to Exhibit
                                                           3-A to Form S-4
                                                           (filed November 8,
                                                           1996, SEC File No.
                                                           333-15809)

4.1.1          Certificate of Amendment of                 Incorporated by
               Certificate of Incorporation                reference to Exhibit
               of Core Materials Corporation               3-B to Form S-4,
                                                           (filed November 8,
                                                           1996, SEC File
                                                           No. 333-15809)

10.1           Core Materials  Corporation                 Page No. 4
               Secured Promissory Note

10.1.1         Amendment No. 1 to Secured
               Promissory Note                             Page No. 25

10.2           Comprehensive Supply Agreement              Page No. 27

10.3           Transitional Services Agreement             Page No. 42

10.4           Registration Rights Agreement               Page No. 54

10.5           Long Term Equity Incentive Plan*            Page No. 69

10.6           1995 Stock Option Plan*                     Page No. 88

10.7           Letter Agreement Regarding
               Severance Pay to Richard R. Conte*          Page No. 95

10.8           Letter Agreement with Hellmold
               Associates, Inc. dated November 1, 1995,
               as amended April 10, 1996
               and July 18, 1996*                          Page No. 97

10.9           Oral Compensation Agreement with            Page No. 107
               Malcolm M. Prine*

11.1           Computation of Earnings per share           The Exhibit is
                                                           ommited because of
                                                           the absence of the
                                                           conditions under
                                                           which it would be
                                                           required

24.1           Power of Attorney for
               Kenneth M. Schmell                          Page No. 108

24.2           Power of Attorney for
               Richard R. Conte                            Page No. 109

24.3           Power of Attorney for
               Gerald L. Voirol                            Page No. 110

24.4           Power of Attorney for
               Ralph O. Hellmold                           Page No. 111

24.5           Power of Attorney for
               Thomas M. Hough                             Page No. 112

24.6           Power of Attorney for
               Malcolm M. Prine                            Page No. 113

24.7           Power of Attorney for
               Thomas E. Rigsby                            Page No. 114

27.1           Financial Data Schedule                     Page No. 115

*Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Form 10-K.

**The following schedules and exhibits are omitted from Exhibit 2-A of Core Materials' Form S-4, as filed on November 8, 1996, and as incorporated herein by reference. Core Materials will provide any omitted schedule or exhibit to the Commission upon request:

Exhibit A (Buyer Note)
Exhibit B (Specialty Warranty Deed)
Exhibit C (Supply Agreement)
Exhibit D (Registration Rights Agreement)
Exhibit E (Transition Services Agreement)
Schedule 1(b)(ii) (Equipment)
Schedule 1(b)(iii) (Computer Software)
Schedule 1(b)(iv) (Contracts)
Schedule 1(b)(vii) (Real Property)
Schedule 1(g)(vi) (Categories and Methodology)
Schedule 1(h) (Allocation of Purchase Price)
Schedule 3(a)(iv) (Company and Third Party Approvals)
Schedule 3(a) (v) (Governmental Approvals)
Schedule 3(b)(xv) (Disclosed Liabilities)
Schedule 4(c) (Liens)
Schedule 4(d) (Existing Leases, Liens, and Possession or Occupancy Agreements)
Schedule 4(e) (Intellectual Property)
Schedule 4(f) (Disclosure with respect to non-binding Contracts)
Schedule 4(g) (Litigation)
Schedule 4(h) (Financial Statements)
Schedule 4(i) (Compliance with Laws)
Schedule 4(j) (Asset Sufficiency)
Schedule 4(k) (Seller Plans)
Schedule 4(m) (Undisclosed Liabilities)
Schedule 5(b) (Non-Ordinary Conduct)
Schedule 6(b)(i) (Certain Stock)
Schedule 6(b)(ii) (Articles and By-Laws)
Schedule 6(b) (iii) (Recourse Against Buyer)
Schedule 6(b)(iv) (Stockholder Agreements)
Schedule 6(c) (Subsidiaries; Investments)
Schedule 6(d) (Buyer Financial Schedules)
Schedule 6(h)(i) (Buyer Contracts)
Schedule 6(h)(ii) (Non-terminable Contracts without penalty or premium)
Schedule 6(h)(iii) (Contracts in Breach or default)
Schedule 6(k)(i) (Tax Matters)
Schedule 6(k)(ii) (NOLs)
Schedule 6(k)(iii) (Territories Buyer Required to File Tax Returns)
Schedule 6(m) (Buyer Litigation)
Schedule 6(n) (Compliance with Laws)
Schedule 6(o) (Guidelines or Policies)
Schedule 8(k) (Hired Employees of Seller)
Schedule 30 (Representatives of Buyer).

         (b)      Reports on Form 8-K
                  -------------------

                  In a Form 8-K as amended by a Form 8-K/A (filed with the Securities and Exchange Commission on January 14, 1997 and January 27, 1997, respectively), the Company reported the purchase of substantially all of the assets and liabilities of Navistar's Columbus Plastics operating unit, discussed in Item 1. The Form 8-K, as amended by the Form 8-K/A also discussed the appointment of Deloitte & Touche LLP as independent auditors for Core Materials.

         The Form 8-K incorporated by reference the following financial statements and pro forma financial information: (1) the information set forth under the caption "Columbus Plastics Operation (An Operating Unit of Navistar International Transportation Corp.)" on pages F-1 to F-9 of the Company's Form S-4 Registration Statement dated November 8, 1996 (SEC Registration No. 333-15809); and (2) the information set forth under the caption "Unaudited Pro Forma Combined Financial Information of Core Materials" on pages 47-54 of the Company's Form S-4 Registration Statement dated November 8, 1996 (SEC Registration No. 333-15809).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core Materials Corporation

By  /s/ KENNETH M. SCHMELL
   -------------------------------
    Kenneth M. Schmell
    General Manager and Acting Chief Executive Officer

Date 3/31/97
     ------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   /s/ RICHARD R. CONTE
   -------------------------------
    Richard R. Conte
    Acting Chief Financial Officer and Director
    (Chief Accounting Officer)

Date  3/31/97
     ------------

                  *
   -------------------------------
    Gerald L. Voirol
    Controller and Assistant Secretary

Date
     ------------

                  *
   -------------------------------
    Ralph O. Hellmold
    Director

Date
     ------------

                  *
   -------------------------------
    Thomas M. Hough
    Director

Date
     ------------

                  *
   -------------------------------
    Malcolm M. Prine
    Director

Date
     ------------

                  *
   -------------------------------
    Thomas E. Rigsby
    Director

Date
     ------------

     /s/ RICHARD R. CONTE
*By: -----------------------------
     Richard R. Conte
     Attorney-In-Fact
Date: 3/31/97
      -----------