Form 10-Q
period 1997-03-31
CORE MATERIALS CORP
filed 1997-05-14
CIK 1026655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended        March 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             for the transition period from ___________ to __________


                        Commission File Number 001-12505

                           CORE MATERIALS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       31-1481870
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization)

800 Manor Park Drive, P.O. Box 28183 Columbus, Ohio             43228-0183
--------------------------------------------------------------------------------
    (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code  (614) 870-5000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X  ]               NO  [   ]

         As of March 31, 1997, the latest practicable date, 9,514,783 shares of the registrant's common shares were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                           MARCH 31, 1997           DECEMBER 31, 1996
                                                                           --------------           -----------------
ASSETS
Current Assets:
  Cash                                                                     $  1,222,778              $     590,212
  Mortgage-backed security investment                                         3,247,700                  3,295,049
  Accounts receivable - (less allowance for doubtful
      accounts March 31 - $34,736; December 31 - $0)                          9,861,990                  2,007,963
  Inventories:
    Work in process                                                           1,130,900                  1,585,644
    Stores                                                                    1,841,500                  1,757,055
                                                                           ------------              -------------
    Total inventories                                                         2,972,400                  3,342,699
  Prepaid expenses & other current assets                                       299,972                    344,441
                                                                           ------------              -------------
Total Current Assets                                                         17,604,840                  9,580,364

Property, plant and equipment                                                42,533,225                 42,337,970
Accumulated depreciation                                                    (17,852,595)               (17,269,488)
                                                                           ------------              -------------
Property, plant and equipment - net                                          24,680,630                 25,068,482
Deferred tax asset - net                                                     12,136,414                 12,455,000
                                                                           ------------              -------------

TOTAL                                                                       $54,421,884                $47,103,846
                                                                           ============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
  Accounts payable                                                         $  5,435,486              $     372,870
  Accrued liabilities:
    Compensation & related benefits                                           1,538,130                    827,313
    Interest payable on secured note                                            590,280
    Other accrued liabilities                                                   700,448                    594,790
                                                                           ------------              -------------
Total current liabilities                                                     8,264,344                  1,794,973
Secured note payable                                                         29,514,000                 29,514,000
Postretirement benefits liability                                               483,101                    244,000
                                                                           ------------              -------------
TOTAL LIABILITIES                                                            38,261,445                 31,552,973

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value                                                  95,148                     94,746
    Authorized 20,000,000 shares
    Outstanding shares March 31 - 9,514,783 shares;,
    Outstanding shares December 31 - 9,474,600 shares.

  Paid-in capital                                                            15,923,045                 15,918,193
  Retained earnings (deficit)                                                   142,246                   (462,066)
                                                                           ------------              -------------
  Total stockholders' equity                                                 16,160,439                 15,550,873
                                                                           ------------              -------------

TOTAL                                                                       $54,421,884                $47,103,846
                                                                           ============              =============

                           CORE MATERIALS CORPORATION
           STATEMENT OF INCOME FOR THREE MONTHS ENDED MARCH 31, 1997
  AND STATEMENT OF REVENUES, DIRECT EXPENSES AND IDENTIFIED CORPORATE EXPENSES
      BEFORE INTEREST AND TAXES FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                  1997                      1996
                                                                  ----                      ----
   Net Sales:
      Navistar                                                $10,460,156                $8,151,924
      Yamaha                                                    5,209,844                 6,260,690
      Other                                                       703,035                   188,748
                                                              -----------                ----------
   Total                                                       16,373,035                14,601,362

   Cost of sales                                               12,700,902                12,954,346
   Postretirement benefits expense                                235,523                   210,962
                                                              -----------                ----------
   Total cost of sales                                         12,936,425                13,165,308


   Gross Margin                                                 3,436,610                 1,436,054
                                                              -----------                ----------


   Selling, general and administrative expense                  1,794,447                 1,279,863
   Postretirement benefits expense                                 70,322                    89,461
                                                              -----------                ----------
   Total selling, general and administrative expense            1,864,769                 1,369,324
                                                              -----------                ----------


   Income before interest and taxes                             1,571,841                    66,730

   Interest income                                                 59,117                   NA


   Interest expense                                               606,701                   NA
                                                              -----------                ----------


   Income before income taxes                                   1,024,257                   NA

   Estimated income taxes                                         419,945                   NA
                                                              -----------                ----------

   Net income                                                 $   604,312                   NA
                                                              ===========                ==========


   Net Income Per Common Share                                $       .06                   NA
                                                              ===========                ==========

   Weighted Average Shares Outstanding                          9,682,765                   NA
                                                              ===========                ==========

                           CORE MATERIALS CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31, 1997
                                                                                     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $  604,312

Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation                                                                         583,107
    Deferred Income Taxes                                                                318,586

    Other                                                                                  5,253
    Change in Operating Assets and Liabilities:
       Increase in Trade Receivables                                                  (7,854,027)
       Decrease in Inventories                                                           370,299
       Decrease in Prepaid and Other Assets                                               44,469
       Increase in Accounts Payable                                                    5,062,616
       Increase in Accrued Liabilities                                                 1,406,755
       Increase in Postretirement Benefits Liability                                     239,101
                                                                                      ----------

Net Cash Provided by Operating Activities                                                780,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                                    (195,254)
Payments on Mortgage-backed Security Investment                                           47,349
                                                                                      ----------
Net Cash Used in Investing Activities                                                   (147,905)

CASH FLOWS FROM FINANCING ACTIVITIES
NET INCREASE IN CASH                                                                    632,566

CASH AT BEGINNING OF PERIOD                                                              590,212
                                                                                      ----------

CASH AT END OF PERIOD                                                                 $1,222,778
                                                                                      ==========
CASH PAID FOR:
     INTEREST                                                                         $   16,421
                                                                                      ==========
     TAXES
                                                                                      ==========

                           CORE MATERIALS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at March 31, 1997 and the results of operations and cash flows. The notes to the Financial Statements which are contained in the 1996 Annual Report to Stockholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1997.

         On December 31, 1996 Core Materials purchased substantially all of the assets of and assumed certain liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. ("Navistar"). Throughout these notes to Financial Statements, references to Columbus Plastics refers to the operations of Core Materials prior to the acquisition. The transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of its net assets to fair value at December 31, 1996.

         Prior to the Acquisition on December 31, 1996, Columbus Plastics was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. As a result, the distinct and separate accounts necessary to present an individual Core Materials income statement for the quarter ended March 31, 1996 has not been maintained.

         Also prior to the Acquisition, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Columbus Plastics. For purposes of preparing the Core Materials financial statements for the three months ended March 31, 1996, certain of these corporate costs, along with other Navistar Truck Group expenses, were allocated using an allocation method (see Note 4). However, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes, corporate debt and interest expenses.

         With respect to cash flows; purchases of inventory, payroll, capital and other expenditures were funded through the Equity Investment account with Navistar. Accounts payable to third party vendors and certain expense accruals were processed and recorded at other Navistar locations. Remittances from sales to third parties were collected by Navistar and were accounted for through the Equity Investment account as were sales to Navistar's truck assembly operations. Accordingly, Columbus Plastics had no operating cash flows. Therefore, for the three months ended March 31, 1996, changes in the Equity Investment account are presented in lieu of a Statement of Cash Flows for such period (see Note 2).

2. EQUITY INVESTMENT ACCOUNT

         As indicated in note 1 above, prior to the acquisition date of December 31, 1996, cash flows for purchases and sales of inventory, payroll, capital expenditures, and other expenditures were funded through the intercompany equity investment account with Navistar. As such a Statement of Cash Flows cannot be presented for the three months ended March 31, 1996. In lieu of a Statement of Cash Flows, the following information summarizes the changes in the Equity Investment account for the three months ended March 31, 1996:

                                                               THREE MONTHS
                                                                   ENDED
                                                              MARCH 31, 1996
                                                              --------------
         Balance - beginning of period                          $24,206,408
         Funding of purchases                                    14,141,650
         Net charges from Navistar                                3,730,444
         Navistar funding of plant expenses and other               666,297
         Net charges to Navistar                                (10,287,078)
         Collections from third parties                         (10,397,537)
         Income before interest and taxes                            66,730
                                                                -----------
         Balance - end of period                                $22,126,914
                                                                ===========


         Funding of Purchases -- represents amounts funded by Navistar primarily for purchases of materials and capital expenditures.

         Net Charges From Navistar -- represents amounts charged for payroll and related expenses, charges for employee health and welfare plans, payments to union sponsored pension plans and all corporate support services.

         Navistar Funding of Plant Expenses -- represents amounts transferred to Columbus Plastics from Navistar as reimbursement for expenses paid by Columbus Plastics.

         Net Charges to Navistar -- represents the intercompany sales and charges by Columbus Plastics to other Navistar manufacturing plants for the sale of SMC products.

         Collections From Third Parties -- represents amounts collected by Columbus Plastics on sales to third parties, primarily Yamaha, and collections on billings for tooling projects.

3. UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

         The following pro forma combined statement of income for the three months ended March 31, 1996 is presented as if the Acquisition had occurred as of December 31, 1995. This information is being presented to provide a more comparable income statement for the three months ended March 31, 1996. This pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the transaction occurred on such date on which may occur in the future.

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1996

                                                                   PRO FORMA ADJUSTMENTS
                                                        --------------------------------------------
                                        HISTORICAL                                SUPPLY               PRO FORMA
                                         COLUMBUS                               & SERVICES             ADJUSTED
                                         PLASTICS        ACQUISITION    NOTE    AGREEMENT     NOTE      BALANCE     NOTE
                                         --------        -----------    ----    ---------     ----      -------     ----
Net Sales:
  Navistar                               $8,151,924                               $1,343,000  (b)        $9,494,924
  Yamaha                                  6,260,690                                                       6,260,690
  Other                                     188,748                                                         188,748
                                         ----------          ---------            ----------             ----------
Total                                    14,601,362                                1,343,000             15,944,362

Cost of sales                            12,954,346                                                      12,954,346

Postretirement benefits expense             210,962                                                         210,962
                                         ----------          ---------            ----------             ----------
Total cost of sales                      13,165,308                                                      13,165,308

Gross Margin                              1,436,054                                1,343,000              2,779,054
                                         ----------          ---------            ----------             ----------

Selling, general and administrative       1,279,863            216,000  (d)                               1,495,863
expense

Postretirement benefits expense              89,461                                                          89,461
                                         ----------          ---------            ----------             ----------
Total selling, general and                1,369,324            216,000                                    1,585,324
administrative expense                   ----------          ---------            ----------             ----------

Income before interest and taxes             66,730           (216,000)            1,343,000              1,193,730

Interest income                                                 57,663  (a)                                  57,663

Interest expense                                               460,280  (c)                                 460,280

Income before income taxes               $   66,730          $(618,617)           $1,343,000             $  791,113


Estimated income taxes                                                                                      324,356 (f)
                                                                                                         ----------

Net income                                                                                               $  466,757
                                                                                                         ==========

Net Income Per Share                                                                                     $     0.05
                                                                                                         ==========

Weighted Average Shares Outstanding                                                                       9,654,400 (e)
                                                                                                         ==========

         The Unaudited Pro Forma Combined Statement of Income for the three months ended March 31, 1996 has been prepared assuming the proposed acquisition had occurred on December 31, 1995 and reflects the effects of certain adjustments to the historical financial statement that resulted from the acquisition of Columbus Plastics by Core Materials. Columbus Plastics (Core Materials prior to Dec. 31, 1996) was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes and interest expense. Accordingly, historical net income per share amounts have not been included for the financial information for Columbus Plastics for the three months ended March 31, 1996. A historical statement of income for Core Materials is not included in the unaudited pro forma combined financial information as the Acquisition was accounted for using reverse acquisition accounting treatment.

         (a) Represents the estimated interest income to be earned on the mortgage-backed security at the security's effective interest rate of 7%.

         (b) Represents the additional revenues resulting from pricing sales by Core Materials to Navistar reflecting the prices specified in the Comprehensive Supply Agreement, rather than at Core Materials historical standard cost.

         (c) Represents the estimated interest expense on the Secured Note due to Navistar at 8% per annum less the interest credit of $130,000 for the three months ended March 31, 1996, which represents the capitalization of interest on the Secured Note relating to property, plant and equipment under construction.

         (d) Represents an estimate of the additional administrative expenses to be incurred by Core Materials as a result of its status as a stand-alone, publicly owned company rather than an operating unit of a much larger corporation. Additional costs consist primarily of broker fees, legal fees, auditing fees, 10-K and 10-Q printing fees, officers' and directors' fees.

         (e) The weighted average number of common shares and common stock equivalents outstanding used to calculate net income per common share include the number of shares of Core Materials common stock outstanding prior to the acquisition, the number of shares issued to Navistar as consideration for the Acquisition, and the effect of the exercise of 260,000 dilutive Core Material stock options, using the treasury stock method.

         (f) Represents the estimated income tax expense for Core Materials based upon a statutory Federal tax rate of 34% and an estimated Ohio state and local tax rate of 11%. The income tax expense recorded in the unaudited pro forma combined financial statements is not necessarily indicative of the cash payments for income taxes that Core Materials would be required to pay due to Core Materials' substantial net operating loss carryforwards. Core Materials expects to only be required to make minimal Federal income tax payments as mandated, primarily, by the Alternative Minimum Tax regulations until such time that the loss carryforwards are fully utilized or expired.

4. CORPORATE ALLOCATIONS

         Prior to its acquisition by Core Materials, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Columbus Plastics did record certain budgeted corporate expenses related primarily to employee benefits, real estate taxes and insurance. Adjustments to these amounts to reflect actual expenditures were not recorded by Columbus Plastics but are included in the corporate allocation amounts noted below. For purposes of preparing the financial information for Columbus Plastics for the three months ended March 31, 1996, certain corporate costs and credits along with other Navistar Truck Group expenses which were not budgeted to Columbus Plastics were allocated based upon a variety of factors which include the size of the Columbus Plastics operation, the number of Columbus Plastics employees, and the identification of costs specifically attributable to Columbus Plastics. Management believes that the allocation method used is reasonable and reflective of Columbus Plastics' proportionate share of such expenses and is comparable to those that would have been incurred on a stand-alone basis.

         The following summarizes the corporate costs (credits) allocated to Columbus Plastics which were originally not budgeted or recorded by Columbus Plastics for the three months ended March 31, 1996. The amounts represent adjustments to the originally recorded expenses or allocations of Navistar Corporate and Truck Group Marketing and Administrative expenses.

                                                              THREE MONTHS
                                                                  ENDED
                                                             MARCH 31, 1996
                                                             --------------
Cost of sales
              Cost of Sales - subtotal                          $(135,971)
              Postretirement benefits - Cost of sales               4,276

                                                                ---------
Total cost of sales                                             $(131,965)
                                                                =========
Selling, general and administrative expense
              SG&A - subtotal                                   $  104,831
              Postretirement benefits - SG&A                         1,813
                                                                ----------
Total selling, general and administrative expense               $  106,644
                                                                ==========


5. RELATED PARTIES

         In connection with the acquisition, Core Materials and Navistar entered into a Supply Agreement and a Transitional Services Agreement ( the "Services Agreement"). Under the terms of the Supply Agreement, for a period of five years commencing December 31, 1996, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they currently exist or as they may be improved or modified. On a pro forma basis, pursuant to the terms of the Supply Agreement, Core Materials would have charged Navistar for sales of its products approximately $9,500,000 for the three months ended March 31, 1996. Under the terms of the Services Agreement, Navistar will provide financial reporting, accounting, computer services and office support services to Core Materials for a period of one year at fees based upon actual hours incurred by Navistar in providing such services and purchases. For the three months ended March 31, 1997, charges for these services totaled $48,500. At March 31, 1997, the total amounts due from Navistar under the Supply Agreement was $6,852,644; this amount is included in accounts receivable. The total amounts due to Navistar under the Services Agreement was $32,992 at March 31, 1997; this amount is included in accounts payable. The interest due Navistar on the secured note is $590,280 at March 31, 1997.

6. STOCK OPTIONS AND EQUITY INCENTIVE PLAN

         Subsequent to year-end, the Board of Directors of Core Materials authorized the adoption of the Core Materials Corporation - Long Term Incentive Plan, subject to the approval of holders of a majority of the Core Materials' common stock outstanding. The plan allows for granting of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate 1.5 million awards, each award representing a right to buy a share of Core Materials' common stock. Effective April 16, 1997 the Board of Directors granted 696,000 options at $2.75 per share to certain executive officers, directors and employees of Core Materials subject to stockholder approval of the plan.

7. NEW ACCOUNTING STANDARDS

         Stock-Based Compensation: - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The Statement defines a "new fair value" method of accounting for stock based compensation plans but also allows a company to retain the "intrinsic value" approach prescribed by Accounting Principles Board Opinion ("APB") No. 25 with certain disclosures. The Company accounts for its stock-based compensation plans in accordance with the intrinsic value method prescribed by APB No. 25. However, in accordance with (SFAS) No. 123, the Company will disclose the pro forma impact on net income and earnings per share had compensation cost been recorded using the fair value method in its 1997 Annual Report.

         Earnings per Share: - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which the Company must adopt in its quarter ended December 31, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic earnings per share presents net income available to common shareholders on a per share basis based only upon the number of common shares outstanding without consideration of dilutive securities. Diluted earnings per share represents the same information after giving effect to all dilutive securities. The pro forma earnings per share of the Company for the quarter ended March 31, 1997 under the new presentation requirements prescribed in SFAS No. 128 would be:

                  Basic earnings per share           $.06

                  Diluted earnings per share         $.06

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CORE MATERIALS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics industries, heavy truck and personal watercraft industries, the general economy, competitive factors including the dependence on two major customers' new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

                                    OVERVIEW

         On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity. Accordingly, any references to the operating results of Core Materials for the first quarter of 1996 refer to the historical operations of Columbus Plastics.

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

         Pursuant to the Asset Purchase Agreement, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process for components currently being manufactured by Core Materials and detailed in the Comprehensive Supply Agreement. All sales and gross margin information for the first quarter of 1997 reflect the results of the Comprehensive Supply Agreement.

         Prior to January 1, 1997, Core Materials had not been a stand alone operating entity. As such, Navistar had provided substantial management support in the form of treasury, legal, tax, information systems and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Core Materials. For purposes of preparing the income statement of Core Materials for the three months ended March 31, 1996 for this 10-Q, these corporate costs have been allocated using a method management believes to be reasonable and reflective of those costs that would have been incurred on as a stand alone basis.

         Net sales for the first quarter of 1996 do not reflect the additional revenue that would have been generated had the Comprehensive Supply Agreement been in effect at that time. Prior to the Comprehensive Supply Agreement, all sales to Navistar facilities were accounted for at Core Materials' ("Columbus Plastics Operations") standard costs. In addition, Core Materials did not incur certain expenses related to being a stand alone publicly traded entity, such as executive salary costs and legal and accounting fees. Finally, the results for the three months ended March 31, 1996 do not reflect investment income or expenses for interest or income taxes. Thus, the first quarter financial results of 1996 are not readably comparable to the first quarter results of 1997.

In order to make this comparison more meaningful in the discussion which follows, pro forma financials have been prepared for the three months ended March 31, 1996 (See Note 3 in the "Notes to Financial Statements" for further information). In the discussion which follows, all references to and comparisons with first quarter 1996 results reflect the historical Columbus Plastics, 1996 financials. Any dollars and/or percentages in parentheses reflect references to and comparisons with 1996 pro forma financial information.

RESULTS OF OPERATIONS

    Net sales for the first quarter of 1997, totaled $16,373,000 up 12% (3%) from the $14,601,000 ($15,944,000) reported for the first quarter of 1996. Sales to Navistar increased 28% (10%) to $10,460,000 from $8,152,000 ($9,495,000) in the first quarter of 1996. The increase in sales to Navistar was primarily the result of sales of certain heavy truck components which Core Materials began producing in June 1996. Sales to Yamaha decreased in the first quarter of 1997 by 17% to $5,210,000 compared with $6,261,000 for the first quarter of 1996. The decrease in sales to Yamaha is due to the first quarter's sales for 1996 being higher than normal as a result of Yamaha's anticipation of increased demand.

    "Other" sales increased 272% to $703,000 from $189,000 in first quarter 1996. These additional sales were primarily the result of increased sales of molded parts to General Motors (Electric Vehicle Parts) and sales of sheet molding composite to an SMC molder.

    Gross margin was 21% of sales for the first quarter of 1997 compared with 10% (17%) for the first quarter of 1996. The increased gross margin as a percent of sales, 10% to 21%, is primarily due to the markup (per the Comprehensive Supply Agreement) on sales to Navistar. The increase in the 1997 gross margin as a percent of sales over the 1996 pro forma adjusted percentage is primarily due to 1996's cost of sales including higher than normal repair and maintenance expenses and unfavorable inventory adjustments. Additionally, Core Materials has experienced improved efficiencies in manpower performance and operating supplies in the first quarter of 1997.

    Selling, general and administrative expenses (SG&A) totaled $1,865,000 for the first quarter of 1997 increasing from $1,369,000 ($1,585,000) for the first quarter of 1996. The increase over the 1996 actual amounts is primarily due to the Company incurring expenses related to being a stand alone publicly traded entity, increased depreciation expense and expenses for consultants and search firms.

    Interest income for the first quarter of 1997 totaled $59,000 and is primarily attributable to interest on Core Materials' mortgage-backed security investment. The Company had no interest income in the first quarter of 1996 since all investments were handled at Navistar's Corporate Offices.

    Interest expense for the first quarter of 1997 totaled $607,000. The interest expense is primarily the result of $590,000 in interest payable to Navistar on the $29,514,000 Secured Note. The Company had no interest expense in the first quarter of 1996 since all financing was handled at Navistar's Corporate Offices.

    Income taxes for the first quarter of 1997 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments for the first quarter 1997 are estimated to be approximately $101,000 which reflects federal alternative minimum, state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital as of March 31, 1997 increased $1,555,000 over the working capital at December 31, 1996. Accounts receivable increased by $7,854,000 and accounts payable increased by $5,063,000 from the December 31, 1996 levels. The primary causes for both the receivables and payables increase is the purchase agreement between Core Materials and Navistar. As of December 31, 1996, the effective date of the purchase, there were no receivables on the books for Navistar as a customer. Additionally as part of the agreement, Navistar assumed a majority of the accounts payables that existed on December 31, 1996. The March 31, 1997 accounts receivables includes Navistar receivables for sales under the Comprehensive Supply Agreement. The March 31, 1997 accounts payables includes expenditures to support normal production. Property additions of $195,000 primarily relate to the acquisition of machinery and equipment.

    Historically, Core Materials' working capital and investment needs have been financed by Navistar through the intercompany equity investment account and through the sale of products to Yamaha. Subsequent to the closing, Core Materials has independently funded all of its working capital and investment capital requirements. Funds necessary to meet its working capital and investment needs are currently being financed through the following sources: 1) the Comprehensive Supply Agreement between Navistar and Core Materials, while in effect, requires that Navistar obtain all of its SMC plastic requirements for components currently being manufactured by Core Materials, as detailed in the Comprehensive Supply Agreement, from Core Materials at negotiated prices which approximate fair value; 2) the Company has substantial net operating losses ("NOLs") that will be available to offset future taxable income of Core Materials (the utilization of these NOLs will substantially reduce any federal income tax liability payments); and 3) Core Materials is currently negotiating to obtain a permanent working capital line of credit with a commercial bank which will be available to fund Core Materials' working capital requirements. In January 1997, management entered a $3 million temporary working capital facility with a commercial bank utilizing the mortgage-backed security as collateral for borrowings under the facility. This facility was repaid and there was no outstanding balance at the end of the quarter. Internally generated funds together with proceeds from the use of this working capital facility have provided sufficient operating liquidity for Core Materials. The Comprehensive Supply Agreement with Navistar provides for payment terms for shipments to Navistar which are customary in the SMC manufacturing industry. Core Materials has been receiving regular payments on its receivables from Navistar after an initial period prescribed by the Comprehensive Supply Agreement.

    Based upon 1) the terms of its sales arrangements with its customers, particularly Navistar and Yamaha, 2) forecasted cash flows from operations and
3) utilization of NOLs, management believes that internally generated funds from operations will be sufficient to fund anticipated capital requirements.

    Management is also negotiating a permanent working capital facility and a term loan facility(ies) which will be supported by Core Materials' machinery, equipment and real estate. The working capital facility will provide liquidity in periods of fluctuating sales activity and in instances of production slowdowns. Funding from such term loan(s) will be utilized to reduce the Navistar Secured Note Payable

(Navistar's remaining note balance will likely become subordinate in regard to both collateral and repayment to any term financing concluded).

MANAGEMENT'S OUTLOOK

    While encouraged by the first quarter's performance, management is also aware that results for the third quarter of this year may be affected by the annual Navistar vacation shutdown (July), as well as an inventory leveling production slowdown regarding Yamaha parts. As such, the company continues its priority efforts towards attracting new business and remains optimistic regarding full year 1997 results.

                          PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS
                  None

    ITEM 2.       CHANGES IN SECURITIES
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

    ITEM 5.       OTHER INFORMATION
                  None

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits:
                  11. Computation of Earnings per share
                  27. Financial Data Schedule

                  REPORTS ON FORM 8-K:
                  None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CORE MATERIALS CORPORATION

    Date     May 15, 1997         By:      /s/ Kenneth M. Schmell
         --------------------              ----------------------------
                                           Kenneth M. Schmell
                                           General Manager and
                                           Acting Chief Executive Officer


    Date     May 15, 1997         By:      /s/ Kevin L. Barnett
         --------------------              ----------------------------
                                           Kevin L. Barnett
                                           Vice President, Treasurer and
                                           Chief Financial Officer