Form 10-Q
period 1997-06-30
CORE MATERIALS CORP
filed 1997-08-08
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997
                                          --------------
                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           for the transition period from _____________ to ____________



                        Commission File Number 001-12505

                           CORE MATERIALS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       31-1481870
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 incorporation or organization)

         800 Manor Park Drive, P.O. Box 28183
         Columbus, Ohio                                        43228-0183
-------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code  (614) 870-5000
                                                   ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]               NO  [ ]

         As of June 30, 1997, the latest practicable date, 9,565,282 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS


                                                           JUNE 30, 1997   DECEMBER 31, 1996
                                                          --------------- -------------------
ASSETS

Current Assets:
  Cash                                                    $    691,899     $    590,212
  Mortgage-backed security investment                        3,236,314        3,295,049
  Accounts receivable - (less allowance for doubtful
      accounts June 30 - $34,736; December 31 - $0)         10,368,900        2,007,963
  Inventories:
    Work in process                                            848,958        1,585,644
    Stores                                                   1,792,175        1,757,055
                                                          ------------     ------------
    Total inventories                                        2,641,133        3,342,699
  Prepaid expenses & other current assets                       24,897          344,441
                                                          ------------     ------------
Total Current Assets                                        16,963,143        9,580,364

Property, plant and equipment                               44,979,255       42,337,970
Accumulated depreciation                                   (18,337,717)     (17,269,488)
                                                          ------------     ------------
Property, plant and equipment - net                         26,641,538       25,068,482
Deferred tax asset - net                                    11,739,631       12,455,000
                                                          ------------     ------------

TOTAL                                                     $ 55,344,312     $ 47,103,846
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
  Accounts payable                                        $  5,113,063     $    372,870
  Accrued liabilities:
    Compensation & related benefits                          1,995,353          827,313
    Other accrued liabilities                                1,076,118          594,790
                                                          ------------     ------------
Total current liabilities                                    8,184,534        1,794,973
Secured note payable                                        29,514,000       29,514,000
Postretirement benefits liability                              665,705          244,000
                                                          ------------     ------------
TOTAL LIABILITIES                                           38,364,239       31,552,973

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value                                 95,653           94,746
    Authorized 20,000,000 shares
    Outstanding shares June 30 - 9,565,282 shares;,
    Outstanding shares December 31 - 9,474,600 shares

  Paid-in capital                                           15,975,939       15,918,193
  Retained earnings (deficit)                                  908,481         (462,066)
                                                          ------------     ------------
  Total stockholders' equity                                16,980,073       15,550,873

TOTAL                                                     $ 55,344,312     $ 47,103,846
                                                          ============     ============


See notes to the financial statements

                           CORE MATERIALS CORPORATION
      STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
  AND STATEMENTS OF REVENUES, DIRECT EXPENSES AND IDENTIFIED CORPORATE EXPENSES
   BEFORE INTEREST AND TAXES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30                             JUNE 30
                                                      -----------------------------      -----------------------------
                                                           1997           1996               1997              1996
                                                      ------------     ------------      ------------     ------------
Net Sales:
  Navistar                                            $ 13,640,884     $  7,845,156      $ 24,101,040     $ 15,997,080
  Yamaha                                                 2,792,501        5,345,758         8,002,345       11,606,448
  Other                                                    225,865          279,506           928,900          468,254
                                                      ------------     ------------      ------------     ------------
Total                                                   16,659,250       13,470,420        33,032,285       28,071,782

Cost of sales                                           12,724,752       12,391,625        25,425,654       25,345,971
Postretirement benefits expense                            193,605          207,613           429,128          418,575
                                                      ------------     ------------      ------------     ------------
Total cost of sales                                     12,918,357       12,599,238        25,854,782       25,764,546

Gross Margin                                             3,740,893          871,182         7,177,503        2,307,236
                                                      ------------     ------------      ------------     ------------

Selling, general and administrative expense              1,845,998        1,203,705         3,640,445        2,483,568
Postretirement benefits expense                             54,339           88,041           124,661          177,502
                                                      ------------     ------------      ------------     ------------
Total selling, general and administrative expense        1,900,337        1,291,746         3,765,106        2,661,070
                                                      ------------     ------------      ------------     ------------


Income (loss) before interest and taxes                  1,840,556         (420,564)        3,412,397         (353,834)

Interest income                                             59,150            N/A             118,267            N/A

Interest expense                                           601,004            N/A           1,207,705            N/A
                                                      ------------     ------------      ------------     ------------

Income before income taxes                               1,298,702            N/A           2,322,959            N/A

Estimated income taxes                                     532,467            N/A             952,412            N/A
                                                      ------------     ------------      ------------     ------------
Net income                                            $    766,235            N/A        $  1,370,547            N/A
                                                      ============     ============      ============     ============


Net Income Per Common Share                           $        .08            N/A        $        .14            N/A
                                                      ============     ============      ============     ============

Weighted Average Shares Outstanding                      9,748,659            N/A           9,715,713            N/A
                                                      ============     ============      ============     ============

See notes to the financial statements

                           CORE MATERIALS CORPORATION
                             STATEMENT OF CASH FLOWS


                                                                           SIX MONTHS ENDED
                                                                            JUNE 30, 1997
                                                                            -------------

               CASH FLOWS FROM OPERATING ACTIVITIES:
               Net Income                                                    $ 1,370,547

               Adjustments to Reconcile Net Income to Net
                   Cash Provided by Operating Activities:
                   Depreciation                                                1,194,890
                   Loss on Disposal of Assets                                     24,052
                   Deferred Income Taxes                                         715,369
                   Other                                                          58,653
                   Change in Operating Assets and Liabilities:
                      Increase in Trade Receivables                           (8,360,937)
                      Decrease in Inventories                                    701,566
                      Decrease in Prepaid and Other Assets                       319,544
                      Increase in Accounts Payable                             4,740,193
                      Increase in Accrued Liabilities                          1,649,368
                      Increase in Postretirement Benefits Liability              421,705
                                                                             -----------

               Net Cash Provided by Operating Activities                       2,834,950


               CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital Expenditures                                           (2,804,498)
               Proceeds from Sale of Property and Equipment                       12,500
               Payments on Mortgage-Backed Security Investment                    58,735
                                                                             -----------
               Net Cash Used in Investing Activities                          (2,733,263)

               CASH FLOWS FROM FINANCING ACTIVITIES:
               Borrowings under line-of-credit agreement                       3,650,000
               Payments on line-of-credit borrowings                          (3,650,000)
                                                                             -----------
               Net Cash Provided by Financing Activities                               0

               NET INCREASE IN CASH                                              101,687

               CASH AT BEGINNING OF PERIOD                                       590,212
                                                                             -----------

               CASH AT END OF PERIOD                                         $   691,899
                                                                             ===========

               CASH PAID FOR:
                    INTEREST                                                 $ 1,205,403
                                                                             ===========
                    TAXES                                                    $    45,000
                                                                             ===========


See notes to the financial statements

                           CORE MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at June 30, 1997 and the results of operations and cash flows. The notes to the Financial Statements, which are contained in the 1996 Annual Report to Stockholders, should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1997.

         On December 31, 1996 Core Materials purchased substantially all of the assets of and assumed certain liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. ("Navistar"). Throughout these notes to Financial Statements, references to Columbus Plastics refer to the operations of Core Materials prior to the acquisition. The transaction for financial reporting and accounting purposes have been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of its net assets to fair value at December 31, 1996.

         Prior to the Acquisition on December 31, 1996, Columbus Plastics was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. As a result, the distinct and separate accounts necessary to present an individual Core Materials income statement for the three and six months ended June 30, 1996 have not been maintained.

         Also prior to the Acquisition, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Columbus Plastics. For purposes of preparing the Core Materials financial statements for the three and six months ended June 30, 1996, certain of these corporate costs, along with other Navistar Truck Group expenses, were allocated using an allocation method (see Note 4). However, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes, corporate debt and interest expenses.

         With respect to cash flows; purchases of inventory, payroll, capital and other expenditures were funded through the Equity Investment account with Navistar (see Note 2). Accounts payable to third party vendors and certain expense accruals were processed and recorded at other Navistar locations. Remittances from sales to third parties were collected by Navistar and were accounted for through the Equity Investment account as were sales to Navistar's truck assembly operations. Accordingly, Columbus Plastics had no operating cash flows. Therefore, for the six months ended June 30, 1996, changes in the Equity Investment account are presented in lieu of a Statement of Cash Flows for such period.

2.       EQUITY INVESTMENT ACCOUNT

         As indicated in note 1 above, prior to the acquisition date of December 31, 1996, cash flows for purchases and sales of inventory, payroll, capital expenditures, and other expenditures were funded through the intercompany equity investment account with Navistar. As such a Statement of Cash Flows cannot be presented for the six months ended June 30, 1996. In lieu of a Statement of Cash Flows, the following information summarizes the changes in the Equity Investment account for the six months ended June 30, 1996:


                                                              SIX MONTHS
                                                                 ENDED
                                                             JUNE 30, 1996
                                                             -------------

         Balance - beginning of period                       $ 24,206,408

         Funding of purchases                                  24,704,273

         Net charges from Navistar                              7,410,303

         Navistar funding of plant expenses and other           1,258,682

         Net charges to Navistar                              (18,976,390)

         Collections from third parties                       (16,614,074)

         Loss before interest and taxes                          (353,834)

                                                             ------------
         Balance - end of period                             $ 21,635,368
                                                             ============


         Funding of Purchases -- represents amounts funded by Navistar primarily for purchases of materials and capital expenditures.

         Net Charges From Navistar -- represents amounts charged for payroll and related expenses, charges for employee health and welfare plans, payments to union sponsored pension plans and all corporate support services.

         Navistar Funding of Plant Expenses and Other -- represents amounts transferred to Columbus Plastics from Navistar as reimbursement for expenses paid by Columbus Plastics.

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

3.        UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

         The following pro forma combined statements of income for the three and six months ended June 30, 1996 are presented as if the Acquisition had occurred as of January 1, 1996. This information is being presented to provide more comparable income statements for the three and six months ended June 30, 1996. This pro forma information is not necessarily indicative of the actual results of operations, which would have occurred had the transaction occurred on such date or which may occur in the future.

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                ------------------------------------------------
                        THREE MONTHS ENDED JUNE 30, 1996
                        --------------------------------


                                                                   PRO FORMA ADJUSTMENTS
                                                        --------------------------------------------

                                        HISTORICAL                                SUPPLY               PRO FORMA
                                         COLUMBUS                               & SERVICES             ADJUSTED
                                         PLASTICS        ACQUISITION    NOTE    AGREEMENT     NOTE      BALANCE     NOTE
                                         --------        -----------    ----    ---------     ----      -------     ----

Net Sales:
  Navistar                               $7,845,156                               $1,288,025  (b)        $9,133,181
  Yamaha                                  5,345,758                                                       5,345,758
  Other                                     279,506                                                         279,506
                                       -------------    ---------------       ---------------       ----------------
Total                                    13,470,420                                1,288,025             14,758,445

Cost of sales                            12,391,625                                                      12,391,625
Postretirement benefits expense             207,613                                                         207,613
                                       -------------    ---------------       ---------------       ----------------
Total cost of sales                      12,599,238                                                      12,599,238

Gross Margin                                871,182                                1,288,025              2,159,207
                                       -------------    ---------------       ---------------       ----------------

Selling, general and administrative       1,203,705            216,000  (d)                               1,419,705
expense

Postretirement benefits expense              88,041                                                          88,041
                                       -------------    ---------------       ---------------       ----------------
Total selling, general and                1,291,746            216,000                                    1,507,746
administrative expense
                                       -------------    ---------------       ---------------       ----------------

Income (loss) before interest and         (420,564)           (216,000)            1,288,025                651,461
taxes

Interest                                                        57,663  (a)                                  57,663
income

Interest expense                                               460,280  (c)                                 460,280

                                       -------------    ----------------      ---------------       ----------------
Income (loss) before income taxes        $(420,564)          $(618,617)           $1,288,025            $   248,844


Estimated income taxes                                                                                      102,026 (f)

                                                                                                    ----------------

Net income                                                                                               $  146,818
                                                                                                    ================

Net Income Per  Share                                                                                 $        0.02
                                                                                                    ================

Weighted Average Shares Outstanding                                                                       9,654,400 (e)
                                                                                                    ================

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 1996
                         ------------------------------

                                                                   PRO FORMA ADJUSTMENTS
                                                        --------------------------------------------

                                        HISTORICAL                                SUPPLY               PRO FORMA
                                         COLUMBUS                               & SERVICES             ADJUSTED
                                         PLASTICS        ACQUISITION    NOTE    AGREEMENT     NOTE      BALANCE     NOTE
                                         --------        -----------    ----    ---------     ----      -------     ----

Net Sales:
  Navistar                              $15,997,080                               $2,631,025  (b)       $18,628,105
  Yamaha                                 11,606,448                                                      11,606,448
  Other                                     468,254                                                         468,254
                                       -------------    ---------------       ---------------       ----------------
Total                                    28,071,782                                2,631,025             30,702,807

Cost of sales                            25,345,971                                                      25,345,971
Postretirement benefits expense             418,575                                                         418,575
                                       -------------    ---------------       ---------------       ----------------
Total cost of sales                      25,764,546                                                      25,764,546

Gross Margin                              2,307,236                                2,631,025              4,938,261
                                       -------------    ---------------       ---------------       ----------------

Selling, general and administrative
expense                                   2,483,568            432,000  (d)                               2,915,568


Postretirement benefits expense             177,502                                                         177,502
                                       -------------    ---------------       ---------------       ----------------
Total selling, general and
administrative expense                    2,661,070            432,000                                    3,093,070
                                       -------------    ---------------       ---------------       ----------------

Income (loss) before interest and
taxes                                      (353,834)          (432,000)            2,631,025              1,845,191


Interest                                                       115,326  (a)                                 115,326
income

Interest expense                                               920,560  (c)                                 920,560

                                       -------------    ----------------      ---------------       ----------------
Income (loss) before income taxes        $(353,834)        $(1,237,234)           $2,631,025          $   1,039,957


Estimated income taxes                                                                                      426,382 (f)

                                                                                                    ----------------

Net income                                                                                              $   613,575
                                                                                                    ================

Net Income Per  Share                                                                                   $      0.06
                                                                                                    ================

 Weighted Average Shares Outstanding                                                                      9,654,400 (e)
                                                                                                    ================


         The Unaudited Pro Forma Combined Statement of Income for the three and six months ended June 30, 1996 has been prepared assuming the proposed acquisition had occurred on January 1, 1996 and reflects the effects of certain adjustments to the historical financial statement that resulted from the acquisition of Columbus Plastics by Core Materials. Columbus Plastics (Core Materials prior to Dec. 31, 1996) was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes and interest expense. Accordingly, historical net income per share amounts have not been included for the financial information of Columbus Plastics for the three and six months ended June 30, 1996. A historical statement of income for Core Materials is not included in the unaudited pro forma combined financial information as the Acquisition was accounted for using reverse acquisition accounting treatment.

         (a) Represents the estimated interest income earned on the mortgage-backed security at the security's effective interest rate of 7%.

         (b) Represents the additional revenues resulting from pricing sales by Core Materials to Navistar reflecting the prices specified in the Comprehensive Supply Agreement, rather than at Core Materials historical standard cost.

         (c) Represents the estimated interest expense on the Secured Note due to Navistar at 8% per annum less the interest credit for the three and six months ended June 30, 1996, which represents the capitalization of interest on the Secured Note relating to property, plant and equipment under construction; this interest credit equates to $130,000 and $260,000 for the three and six months ended June 30, 1996 respectively.

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

4.       CORPORATE ALLOCATIONS

         Prior to its acquisition by Core Materials, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Columbus Plastics did record certain budgeted corporate expenses related primarily to employee benefits, real estate taxes and insurance. Adjustments to these amounts to reflect actual expenditures were not recorded by Columbus Plastics but are included in the corporate allocation amounts noted below. For purposes of preparing the financial information for Columbus Plastics for the three and six months ended June 30, 1996, certain corporate costs and credits along with other Navistar Truck Group expenses which were not budgeted to Columbus Plastics were allocated based upon a variety of factors which include the size of the Columbus Plastics operation, the number of Columbus Plastics employees, and the identification of costs specifically attributable to Columbus Plastics. Management believes that the allocation method used is reasonable and reflective of Columbus Plastics' proportionate share of such expenses and is comparable to those that would have been incurred on a stand-alone basis.

         The following summarizes the corporate costs (credits) allocated to Columbus Plastics which were originally not budgeted or recorded by Columbus Plastics for the three and six months ended June 30, 1996. The amounts represent adjustments to the originally recorded expenses or allocations of Navistar Corporate and Truck Group Marketing and Administrative expenses.



                                                    THREE MONTHS     SIX MONTHS
                                                       ENDED           ENDED
                                                    JUNE 30, 1996   JUNE 30, 1996
                                                    -------------   -------------

Cost of sales
          Cost of Sales - subtotal                    $(134,334)     $(270,305)
          Postretirement benefits - Cost of sales         4,208          8,484
                                                      ---------      ---------
Total cost of sales                                   $(130,126)     $(261,821)
                                                      =========      =========

Selling, general and administrative expense
          SG&A - subtotal                             $ 105,223      $ 210,054
          Postretirement benefits - SG&A                  1,784          3,597
                                                      ---------      ---------
Total selling, general and administrative expense     $ 107,007      $ 213,651
                                                      =========      =========


5.       RELATED PARTIES

         In connection with the acquisition, Core Materials and Navistar entered into a Supply Agreement and a Transitional Services Agreement (the "Services Agreement"). Under the terms of the Supply Agreement, for a period of five years commencing December 31, 1996, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they then existed or as they may be improved or modified. On a pro forma basis, pursuant to the terms of the Supply Agreement, Core Materials would have charged Navistar for sales of its products approximately $9,133,000 and $18,628,000 for the three and six months ended June 30, 1996 respectively. Under the terms of the Services Agreement, Navistar will provide financial reporting, accounting, computer services and office support services to Core Materials for a period of one year at fees based upon actual hours incurred by Navistar in providing such services and purchases. For the three and six months ended June 30, 1997, charges for these services totaled $44,713 and $93,213 respectively. At June 30, 1997, the total amount due from Navistar under the Supply Agreement was $9,753,539; this amount is included in accounts receivable. The total amount due to Navistar, under the Services Agreement was $28,715 at June 30, 1997; this amount is included in accounts payable. The interest due Navistar on the secured note through June of $1,187,119 was paid on June 30, 1997.

6.       STOCK OPTIONS AND EQUITY INCENTIVE PLAN

         On May 29, 1997, the shareholders approved the Core Materials Corporation - Long Term Incentive Plan. The plan allows for granting of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate 1.5 million awards, each award representing a right to buy a share of Core Materials' common stock. Through June 30, 1997, the Board of Directors granted 731,000 options to certain executive officers, directors and employees of Core Materials at prices ranging from $2.75 to $2.81 per share.

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

         Earnings per Share: - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which the Company must adopt in its quarter ended December 31, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic earnings per share presents net income available to common shareholders on a per share basis based only upon the number of common shares outstanding without consideration of dilutive securities. Diluted earnings per share represents the same information after giving effect to all dilutive securities. The pro forma earnings per share of the Company for the three and six months ended June 30, 1997 under the new presentation requirements prescribed in SFAS No. 128 would be:


                          THREE MONTHS ENDED JUNE 30, 1997       SIX MONTHS ENDED JUNE 30, 1997
Basic earnings per share                 $.08                              $.14
Diluted earnings per share               $.08                              $.14


                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CORE MATERIALS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, heavy truck and personal watercraft industries, the general economy, competitive factors including the dependence on two major customers, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

                                    OVERVIEW

         On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity. Accordingly, any references to the operating results of Core Materials for the three and six months ended June 30, 1996 refer to the historical operations of Columbus Plastics.

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

         Pursuant to the Asset Purchase Agreement, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process for components then being manufactured by Core Materials and detailed in the Comprehensive Supply Agreement. All sales and gross margin information for the three and six months ended June 30, 1997 reflects the results of the Comprehensive Supply Agreement.

         Prior to January 1, 1997, Core Materials had not been a stand alone operating entity. As such, Navistar had provided substantial management support in the form of treasury, legal, tax, information systems and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Core Materials. For purposes of preparing the income statement of Core Materials for the three and six months ended June 30, 1996 for this 10-Q, these corporate costs have been allocated using a method management believes to be reasonable and reflective of those costs that would have been incurred as a stand alone basis.

         Net sales for the three and six months ended June 30, 1996 do not reflect the additional revenue that would have been generated had the Comprehensive Supply Agreement been in effect at that time. Prior to the Comprehensive Supply Agreement, all sales to Navistar facilities were accounted for at Core Materials' ("Columbus Plastics Operations") standard costs. In addition, Core Materials did not incur certain expenses related to being a stand alone publicly traded entity, such as executive salary costs and legal and accounting fees. Finally, the results for the three and six months ended June 30, 1996 do not reflect investment income or expenses for interest or income taxes. Thus, the results of the three and six months ended June 30, 1996 are not readily comparable to the results of the three and six months ended June 30, 1997.

In order to make this comparison more meaningful in the discussion which follows, pro forma financials have been prepared for the three and six months ended June 30, 1996 (See Note 3 in the "Notes to Financial Statements" for further information). In the discussion which follows, all references to and comparisons with the results of the three and six months ended June 30, 1996 reflect the historical Columbus Plastics, 1996 financials. Any dollars and/or percentages in parentheses reflect references to and comparisons with 1996 pro forma financial information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Net sales for the three months ended June 30, 1997, totaled $16,659,000 up 24% (13%) from the $13,470,000 ($14,758,000) reported for the three months ended June 30, 1996. Sales to Navistar increased 74% (49%) to $13,641,000 from $7,845,000 ($9,133,000) for the three months ended June 30, 1996. The increase in sales to Navistar was primarily the result of sales of certain heavy truck components which Core Materials began producing in June 1996 and a general increase in volume of sales. Sales to Yamaha decreased for the three months ended June 30, 1997 by 48% to $2,793,000 compared with $5,346,000 for the three months ended June 30, 1996. This decrease is due to Yamaha's production slowdown in the three months ended June 30, 1997 for purposes of inventory leveling and model change over.

    "Other" sales decreased 19% to $226,000 from $280,000 for the three months ended June 30, 1996. This reduction in sales was primarily the result of decreased sales of molded parts to General Motors (Electric Vehicle Parts) offset in part by increased sales of sheet molding composite to SMC molding companies.

    Gross margin was 22% of sales for the three months ended June 30, 1997 compared with 6% (15%) for the three months ended June 30, 1996. The increased gross margin as a percent of sales, 6% to 22%, is primarily due to the markup (per the Comprehensive Supply Agreement) on sales to Navistar. The increase in the 1997 gross margin as a percent of sales over the 1996 pro forma adjusted percentage is primarily due to increased sales volumes, increased capacity utilization, and the fact that 1996's cost of sales included higher than normal repair and maintenance expenses and unfavorable inventory adjustments. Additionally, Core Materials has experienced improved efficiencies in the usage of operating supplies in the three months ended June 30, 1997.

    Selling, general and administrative expenses (SG&A) totaled $1,900,000 for the three months ended June 30, 1997 increasing from $1,292,000 ($1,508,000) for the three months ended June 30, 1996. The increase over the 1996 amounts is primarily due to the Company incurring expenses related to being a stand alone publicly traded entity, increased depreciation expense and expenses for training, consultants and search firms.

    Interest income for the three months ended June 1997 totaled $59,000 and is primarily attributable to interest on Core Materials' mortgage-backed security investment. The Company had no interest income for the three months ended June 30, 1996.

    Interest expense for the three months ended June 30, 1997 totaled $601,000. The interest expense is primarily the result of $597,000 in interest paid to Navistar on the $29,514,000 Secured Note. The Company had no interest expense in the three months ended June 30, 1996 since all financing was handled at Navistar's Corporate Offices.

    Income taxes for the three months ended June 30, 1997 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses because Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual taxes payable for the three months ended June 30, 1997 are estimated to be approximately $136,000 which reflects federal alternative minimum, state and local taxes.

SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Net sales for the six months ended June 30, 1997, totaled $33,032,000 up 18% (8%) from the $28,072,000 ($30,703,000) reported for the six months ended June 30, 1996. Sales to Navistar increased 51% (29%) to $24,101,000 from $15,997,000
($18,628,000) for the six months ended June 30, 1996. Sales increased to Navistar for the same reasons as explained above. Sales to Yamaha decreased for the six months ended June 30, 1997 by 31% to $8,002,000 compared with $11,606,000 for the six months ended June 30, 1996. The decrease in sales to Yamaha is due primarily to Yamaha's production slowdown which commenced in May 1997 for purposes of inventory leveling and model change over; in addition, Yamaha's sales for the six months ended June 30, 1996 were higher than normal as a result of Yamaha's anticipation of increased demand.

    "Other" sales increased 98% to $929,000 from $468,000 in the six months ended June 30, 1996. This increase in sales was primarily the result of increased sales of sheet molding composite to SMC molding companies.

    Gross margin was 22% of sales for the six months ended June 30, 1997 compared with 8% (16%) for the six months ended June 30, 1996. The increased gross margin as a percent of sales, 8% to 22%, is primarily due to the markup (per the Comprehensive Supply Agreement) on sales to Navistar. The 1997 gross margin as a percent of sales increased over the 1996 pro forma adjusted percentage for the same reasons as explained above.

    Selling, general and administrative expenses (SG&A) totaled $3,765,000 for the six months ended June 30, 1997 increasing from $2,661,000 ($3,093,000) for the six months ended June 30, 1996. The increase over the 1996 actual amounts is primarily due to the Company incurring expenses related to being a stand alone publicly traded entity and other expenses as explained above.

    Interest income for the six months ended June 1997 totaled $118,000 and is primarily attributable to interest on Core Materials' mortgage-backed security investment. Interest expense for the six months ended June 30, 1997 totaled $1,208,000, which was primarily paid to Navistar. The Company had no interest income nor interest expense in the six months ended June 30, 1996 since all financing was handled at Navistar's Corporate Offices.

    Income taxes for the six months ended June 30, 1997 are estimated to be approximately 41% of total earnings before taxes. Actual taxes payable for the six months ended June 30, 1997 are estimated to be approximately $237,000 which reflects federal alternative minimum, state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital as of June 30, 1997 increased $993,000 over the working capital at December 31, 1996. Accounts receivable increased by $8,361,000 and accounts payable increased by $4,740,000 from the December 31, 1996 levels. The primary causes for both the receivables and payables increase is the purchase agreement between Core Materials and Navistar. As of December 31, 1996, the effective date of the purchase, there were no receivables on the books for Navistar as a customer. Additionally as part of the agreement, Navistar assumed a majority of the accounts payable that existed on December 31, 1996. The June 30, 1997 accounts receivable includes Navistar receivables for sales under the Comprehensive Supply Agreement. The June 30, 1997 accounts payables include expenditures to support normal production. Property additions of $2,804,000 primarily relate to the acquisition of machinery and equipment.

    Historically, Core Materials' working capital and investment needs have been financed by Navistar through the intercompany equity investment account and through the sale of products to Yamaha. Subsequent to the closing, Core Materials has independently funded all of its working capital and investment capital requirements. Funds necessary to meet its working capital and investment needs are currently being financed through the following sources: 1) the comprehensive Supply Agreement between Navistar and Core Materials, while in effect, requires that Navistar obtain all of its SMC plastic requirements for components currently being manufactured by Core Materials, as detailed in the Comprehensive Supply Agreement, from Core Materials at negotiated prices which approximate fair value; 2) the Company has substantial net operating losses ("NOLs") that will be available to offset future taxable income of Core Materials ( the utilization of these NOLs will substantially reduce any federal income tax liability payments); and 3) Core Materials is currently negotiating to obtain a permanent working capital line of credit with a commercial bank which will be available to fund Core Materials' working capital requirements. In January 1997, management entered a $3 million temporary working capital facility with a commercial bank utilizing the mortgage-backed security as collateral for borrowings under the facility. In June 1997, $2.15 million was borrowed from a commercial bank for purposes of funding purchases of machinery and equipment. This borrowing was repaid and there was no outstanding balance as of June 30, 1997. Internally generated funds together with proceeds from the use of this working capital facility have provided sufficient operating liquidity for Core Materials. The Comprehensive Supply Agreement with Navistar provides for payment terms for shipments to Navistar which are customary in the SMC manufacturing industry. Core Materials has been receiving regular payments on its receivables from Navistar after an initial period prescribed by the Comprehensive Supply Agreement.

    Management believes that internally generated funds from operations, along with funds from bank financing, will be sufficient to fund anticipated capital requirements.

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

MANAGEMENT'S OUTLOOK

    As reported in the first quarter's 10-Q, the annual Navistar vacation shutdown as well as inventory leveling at Yamaha will affect the third quarter. However, management remains optimistic regarding the Company's results for the full year. The Company continues to focus significant effort on obtaining new business and is currently considering second facility opportunities.

                           PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS
               None

    ITEM 2.    CHANGES IN SECURITIES
               None

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
               None

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the annual meeting of the shareholders of Core Materials Corporation held May 29, 1997, the following issues were voted upon with the indicated results:


               A.  ELECTION OF DIRECTORS:       SHARES VOTED FOR         SHARES AGAINST
                   Richard R. Conte                  8,695,258                364,811
                   Ralph O. Hellmold                 8,863,152                196,917
                   Thomas M. Hough                   8,861,228                198,841
                   Malcolm M.  Prine                 8,705,278                354,791
                   Thomas E. Rigsby                  8,863,778                196,291

                   The above elected directors constitute the full acting Board of Directors for Core Materials Corporation; all terms expire at the 1998 annual meeting of stockholders.

               B.  RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR THE YEAR ENDING DECEMBER 31, 1997:
                     SHARES VOTED FOR     SHARES AGAINST      SHARES ABSTAINING
                         9,000,550            23,568               35,951

               C.   WITH RESPECT TO APPROVAL OF THE CORE MATERIALS LONG-TERM EQUITY INCENTIVE PLAN:
                     SHARES VOTED FOR     SHARES AGAINST      SHARES ABSTAINING     BROKER NON-VOTES
                         5,955,054            495,819              90,322               2,518,874

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

                                                 CORE MATERIALS CORPORATION


    Date: August 8, 1997                     By:
          ------------------                     -------------------
                                                 Kenneth M. Schmell
                                                 General Manager and
                                                 Acting Chief Executive Officer


    Date: August 8, 1997                     By: -------------------
          ------------------                     Kevin L. Barnett
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer