Form 10-Q
period 1997-09-30
CORE MATERIALS CORP
filed 1997-11-14
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               --------------------------
                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

  for the transition period from                       To
                                  ------------------        ------------------


                           Commission File Number  001-12505

                           CORE MATERIALS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             31-1481870
-------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 incorporation or organization)

     800 Manor Park Drive, P.O. Box 28183
     Columbus, Ohio                                                43228-0183
------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)


Registrant's telephone number, including area code  (614) 870-5000
                                                   ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X  ]               NO  [   ]

         As of September 30, 1997, the latest practicable date, 9,564,681 shares of the registrant's common shares were issued and outstanding.

                PART 1 - FINANCIAL INFORMATION
                            ITEM 1

                  CORE MATERIALS CORPORATION
                        BALANCE SHEETS

                                                            September 30, 1997  December 31, 1996
                                                            ------------------  -----------------
                                                               (unaudited)
ASSETS
Current Assets:
  Cash                                                        $  1,281,411       $    590,212
  Mortgage-backed security investment                            3,226,327          3,295,049
  Accounts receivable - (less allowance for doubtful
      accounts September,30 - $35,136; December,31 - $0)        11,833,090          2,007,963
  Inventories:
    Work in process                                                854,743          1,585,644
    Stores                                                       2,230,021          1,757,055
                                                              ------------       ------------
    Total inventories                                            3,084,764          3,342,699
  Prepaid expenses & other current assets                          411,375            344,440
                                                              ------------       ------------
Total Current Assets                                            19,836,967          9,580,363

Property, plant and equipment                                   48,677,432         42,337,970
Accumulated depreciation                                       (18,853,910)       (17,269,489)
                                                              ------------       ------------
Property, plant and equipment - net                             29,823,522         25,068,481
Deferred tax asset - net                                        11,528,422         12,455,000
                                                              ------------       ------------

TOTAL                                                         $ 61,188,911       $ 47,103,844
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
  Accounts payable                                            $  6,981,431       $    372,869
  Notes payable                                                  2,347,120
  Accrued liabilities:
    Compensation & related benefits                              2,467,873            827,313
    Interest payable                                               613,927
    Other accrued liabilities                                    1,081,155            594,790
                                                              ------------       ------------
Total current liabilities                                       13,491,506          1,794,972
Secured note payable                                            29,514,000         29,514,000
Postretirement benefits liability                                  805,512            244,000
                                                              ------------       ------------
TOTAL LIABILITIES                                               43,811,018         31,552,972

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value                                     95,647             94,746
    Authorized 20,000,000 shares
    Outstanding shares September, 30 - 9,564,681 shares
    Outstanding shares December, 31 - 9,474,600 shares

  Paid-in capital                                               15,991,806         15,918,193
  Retained earnings (deficit)                                    1,290,440           (462,067)
                                                              ------------       ------------
  Total stockholders' equity                                    17,377,893         15,550,872

TOTAL                                                         $ 61,188,911       $ 47,103,844
                                                              ============       ============

See notes to the financial statements


                                                 CORE MATERIALS CORPORATION
                         STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                        AND STATEMENTS OF REVENUES, DIRECT EXPENSES AND IDENTIFIED CORPORATE EXPENSES
                       BEFORE INTEREST AND TAXES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                       (unaudited)


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                       ------------------------------      ------------------------------
                                                            1997             1996              1997                1996
                                                       ------------      ------------      ------------      ------------

Net Sales:
  Navistar                                             $ 11,573,614      $  6,978,354      $ 35,674,654      $ 22,975,434
  Yamaha                                                  1,774,635         3,608,583         9,776,980        15,215,031
  Other                                                     331,784           259,653         1,260,684           727,907
                                                       ------------      ------------      ------------      ------------
Total                                                    13,680,033        10,846,590        46,712,318        38,918,372

Cost of sales                                            10,581,245         9,246,688        36,006,899        34,592,659
Postretirement benefits expense                             166,772           177,348           595,900           595,923
                                                       ------------      ------------      ------------      ------------
Total cost of sales                                      10,748,017         9,424,036        36,602,799        35,188,582

Gross Margin                                              2,932,016         1,422,554        10,109,519         3,729,790
                                                       ------------      ------------      ------------      ------------

Selling, general and administrative expense               1,753,379         1,305,540         5,393,824         3,789,108
Postretirement benefits expense                              41,604            66,933           166,265           244,435
                                                       ------------      ------------      ------------      ------------
Total selling, general and administrative expense         1,794,983         1,372,473         5,560,089         4,033,543
                                                       ------------      ------------      ------------      ------------


Income (loss) before interest and taxes                   1,137,033            50,081         4,549,430          (303,753)

Interest income                                              57,954               N/A           176,221               N/A

Interest expense                                            547,596               N/A         1,755,301               N/A
                                                       ------------      ------------      ------------      ------------

Income before income taxes                                  647,391               N/A         2,970,350               N/A

Estimated income taxes                                      265,431               N/A         1,217,843               N/A
                                                       ------------      ------------      ------------      ------------

Net income                                             $    381,960               N/A      $  1,752,507               N/A
                                                       ============      ============      ============      ============


Net Income Per Common Share                            $        .04               N/A      $        .18               N/A
                                                       ============      ============      ============      ============

Weighted Average Shares Outstanding                       9,889,653               N/A         9,773,693               N/A
                                                       ============      ============      ============      ============


See notes to the financial statements

                           CORE MATERIALS CORPORATION
                             STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1997
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $ 1,752,507

Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation                                                      1,711,083
    Loss on Disposal of Assets                                           24,052
    Deferred Income Taxes                                               926,578
    Change in Operating Assets and Liabilities:
       Increase in Trade Receivables                                 (9,825,127)
       Decrease in Inventories                                          257,935
       Decrease in Prepaid and Other Assets                             (66,935)
       Increase in Accounts Payable                                   6,608,562
       Increase in Accrued Liabilities                                2,740,852
       Increase in Postretirement Benefits Liability                    561,512
                                                                    -----------

Net Cash Provided by Operating Activities                             4,691,019


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                 (6,502,676)
Proceeds from Sale of Property and Equipment                             12,500
Payments on Mortgage-Backed Security Investment                          68,722
                                                                    -----------
Net Cash Used in Investing Activities                                (6,421,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line-of-credit                                          5,997,120
Payments on line-of-credit                                           (3,650,000)
Proceeds from the issuance of common stock                               74,514
                                                                    -----------
Net Cash Provided by Financing Activities                             2,421,634

NET INCREASE IN CASH                                                    691,199

CASH AT BEGINNING OF PERIOD                                             590,212
                                                                    -----------

CASH AT END OF PERIOD                                               $ 1,281,411
                                                                    ===========

CASH PAID FOR:
     INTEREST                                                       $ 1,141,374
                                                                    ===========
     TAXES                                                          $    50,000
                                                                    ===========

See notes to the financial statements

                           CORE MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at September 30, 1997 and the results of operations and cash flows. The notes to the Financial Statements, which are contained in the 1996 Annual Report to Stockholders, should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1997.

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

         Prior to the Acquisition on December 31, 1996, Columbus Plastics was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. As a result, the distinct and separate accounts necessary to present an individual Core Materials income statement for the three and nine months ended September 30, 1996 have not been maintained.

         Also prior to the Acquisition, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Columbus Plastics. For purposes of preparing the Core Materials financial statements for the three and nine months ended September 30, 1996, certain of these corporate costs, along with other Navistar Truck Group expenses, were allocated using an allocation method (see Note 4). However, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes, corporate debt and interest expenses.

         With respect to cash flows; purchases of inventory, payroll, capital and other expenditures were funded through the Equity Investment account with Navistar (see Note 2). Accounts payable to third party vendors and certain expense accruals were processed and recorded at other Navistar locations. Remittances from sales to third parties were collected by Navistar and were accounted for through the Equity Investment account as were sales to Navistar's truck assembly operations. Accordingly, Columbus Plastics had no operating cash flows. Therefore, for the nine months ended September 30, 1996, changes in the Equity Investment account are presented in lieu of a Statement of Cash Flows for such period.

2.       EQUITY INVESTMENT ACCOUNT

         As indicated in note 1 above, prior to the acquisition date of December 31, 1996, cash flows for purchases and sales of inventory, payroll, capital expenditures, and other expenditures were funded through the intercompany equity investment account with Navistar. As such a Statement of Cash Flows cannot be presented for the nine months ended September 30, 1996. In lieu of a Statement of Cash Flows, the following information summarizes the changes in the Equity Investment account for the nine months ended September 30, 1996:

                                                                   NINE MONTHS
                                                                      ENDED
                                                                SEPTEMBER 30, 1996
                                                                ------------------

Balance - beginning of period                                      $ 24,206,408
Funding of purchases                                                 33,068,187
Net charges from Navistar                                            11,262,314
Navistar funding of plant expenses and other                          1,819,343
Net charges to Navistar                                             (27,457,153)
Collections from third parties                                      (21,188,883)
Loss before interest and taxes                                         (303,753)
                                                                   ------------
Balance - end of period                                            $ 21,406,463
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

3.        UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

         The following pro forma combined statements of income for the three and nine months ended September 30, 1996 are presented as if the Acquisition had occurred as of January 1, 1996. This information is being presented to provide more comparable income statements for the three and nine months ended September 30, 1996. This pro forma information is not necessarily indicative of the actual results of operations, which would have occurred had the transaction occurred on such date or which may occur in the future.

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                ------------------------------------------------
                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                      -------------------------------------



                                                                   PRO FORMA ADJUSTMENTS
                                                        --------------------------------------------
                                        HISTORICAL                                SUPPLY               PRO FORMA
                                         COLUMBUS                               & SERVICES             ADJUSTED
                                         PLASTICS        ACQUISITION    NOTE    AGREEMENT     NOTE      BALANCE     NOTE
                                        -----------     -------------   ----    ----------   ------    ----------   ----
Net Sales:
  Navistar                               $6,978,354                               $1,090,039  (b)        $8,068,393
  Yamaha                                  3,608,583                                                       3,608,583
  Other                                     259,653                                                         259,653
                                       -------------    ---------------       ---------------       ----------------
Total                                    10,846,590                                1,090,039             11,936,629

Cost of sales                             9,246,688                                                       9,246,688

Postretirement benefits expense             177,348                                                         177,348
                                       -------------    ---------------       ---------------       ----------------
Total cost of sales                       9,424,036                                                       9,424,036

Gross Margin                              1,422,554                                1,090,039              2,512,593
                                       -------------    ---------------       ---------------       ----------------

Selling, general and administrative
expense                                   1,305,540            216,000  (d)                               1,521,540

Postretirement benefits expense              66,933                                                          66,933
                                       -------------    ---------------       ---------------       ----------------
Total selling, general and
administrative expense                    1,372,473            216,000                                    1,588,473
                                       -------------    ---------------       ---------------       ----------------
Income (loss) before interest and
taxes                                        50,081           (216,000)            1,090,039                924,120

Interest income                                                 57,663  (a)                                  57,663


Interest expense                                               460,280  (c)                                 460,280

                                       -------------    ----------------      ---------------       ----------------
Income (loss) before income taxes          $ 50,081          $(618,617)           $1,090,039            $   521,503


Estimated income taxes                                                                                      213,816 (f)
                                                                                                    ----------------

Net income                                                                                               $  307,687
                                                                                                    ================

Net Income Per  Share                                                                                 $        0.03
                                                                                                    ================

Weighted Average Shares Outstanding                                                                       9,654,400 (e)
                                                                                                    ================

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                ------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                      ------------------------------------




                                                                 PRO FORMA ADJUSTMENTS
                                                       -------------------------------------------

                                       HISTORICAL                               SUPPLY               PRO FORMA
                                        COLUMBUS                              & SERVICES             ADJUSTED
                                        PLASTICS        ACQUISITION   NOTE     AGREEMENT    NOTE      BALANCE     NOTE
                                       ----------       -----------   ----    ----------    ----     ----------   -----
Net Sales:
  Navistar                            $22,975,434                               $3,721,064  (b)       $26,696,498
  Yamaha                               15,215,031                                                      15,215,031
  Other                                   727,907                                                         727,907
                                       -----------     --------------        --------------       ----------------
Total                                  38,918,372                                3,721,064             42,639,436

Cost of sales                          34,592,659                                                      34,592,659

Postretirement benefits expense           595,923                                                         595,923
                                       -----------     --------------        --------------       ----------------
Total cost of sales                    35,188,582                                                      35,188,582

Gross Margin                            3,729,790                                3,721,064              7,450,854
                                       -----------     --------------        --------------       ----------------

Selling, general and administrative
expense                                 3,789,108            648,000   (d)                              4,437,108
Postretirement benefits expense           244,435                                                         244,435
                                       -----------     --------------        --------------       ----------------
Total selling, general and
administrative expense                  4,033,543            648,000                                    4,681,543
                                       -----------     --------------        --------------       ----------------

Income (loss) before interest and
taxes                                    (303,753)          (648,000)            3,721,064              2,769,311

Interest income                                              172,989   (a)                                172,989

Interest expense                                           1,380,840   (c)                              1,380,840

                                       -----------    ----------------      ---------------       ----------------
Income (loss) before income taxes      $(303,753)        $(1,855,851)           $3,721,064          $   1,561,460


Estimated income taxes                                                                                    640,198  (f)
                                                                                                  ----------------

Net income                                                                                             $  921,262
                                                                                                  ================

Net Income Per  Share                                                                               $        0.10
                                                                                                  ================

 Weighted Average Shares Outstanding                                                                    9,654,400  (e)
                                                                                                  ================


         The Unaudited Pro Forma Combined Statement of Income for the three and nine months ended September 30, 1996 has been prepared assuming the proposed acquisition had occurred on January 1, 1996 and reflects the effects of certain adjustments to the historical financial statement that resulted from the acquisition of Columbus Plastics by Core Materials. Columbus Plastics was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes and interest expense. Accordingly, historical net income per share amounts have not been included for the financial information of Columbus Plastics for the three and nine months ended September 30, 1996. A historical statement of income for Core Materials is not included in the unaudited pro forma combined financial information as the Acquisition was accounted for using reverse acquisition accounting treatment.

         (a) Represents the estimated interest income earned on the mortgage-backed security at the security's effective interest rate of 7%.

         (b) Represents the additional revenues resulting from pricing sales by Core Materials to Navistar reflecting the prices specified in the Comprehensive Supply Agreement, rather than at Core Materials historical standard cost.

         (c) Represents the estimated interest expense on the Secured Note due to Navistar at 8% per annum less the interest credit for the three and nine months ended September 30, 1996, which represents the capitalization of interest on the Secured Note relating to property, plant and equipment under construction; this interest credit equates to $130,000 and $390,000 for the three and nine months ended September 30, 1996 respectively.

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



4.       CORPORATE ALLOCATIONS

         Prior to its acquisition by Core Materials, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Columbus Plastics did record certain budgeted corporate expenses related primarily to employee benefits, real estate taxes and insurance. Adjustments to these amounts to reflect actual expenditures were not recorded by Columbus Plastics but are included in the corporate allocation amounts noted below. For purposes of preparing the financial information for Columbus Plastics for the three and nine months ended September 30, 1996, certain corporate costs and credits along with other Navistar Truck Group expenses which were not budgeted to Columbus Plastics were allocated based upon a variety of factors which include the size of the Columbus Plastics operation, the number of Columbus Plastics employees, and the identification of costs specifically attributable to Columbus Plastics. Management believes that the allocation method used is reasonable and reflective of Columbus Plastics' proportionate share of such expenses and is comparable to those that would have been incurred on a stand-alone basis.

         The following summarizes the corporate costs (credits) allocated to Columbus Plastics which were originally not budgeted or recorded by Columbus Plastics for the three and nine months ended September 30, 1996. The amounts represent adjustments to the originally recorded expenses or allocations of Navistar Corporate and Truck Group Marketing and Administrative expenses.


                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                    SEPTEMBER 30, 1996 SEPTEMBER 30, 1996
                                                    ------------------ ------------------
Cost of sales
      Cost of Sales - subtotal                           $(118,704)        $(389,009)
      Postretirement benefits - Cost of sales                3,595            12,079
                                                         ---------         ---------
Total cost of sales                                      $(115,109)        $(376,930)
                                                         =========         =========

Selling, general and administrative expense
      SG&A - subtotal                                    $ 107,964         $ 318,018
      Postretirement benefits - SG&A                         1,357             4,954
                                                         ---------         ---------
Total selling, general and administrative expense        $ 109,321         $ 322,972
                                                         =========         =========


5.       RELATED PARTIES

         In connection with the acquisition, Core Materials and Navistar entered into a Supply Agreement and a Transitional Services Agreement (the "Services Agreement"). Under the terms of the Supply Agreement, for a period of five years commencing December 31, 1996, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they then existed or as they may be improved or modified. On a pro forma basis, pursuant to the terms of the Supply Agreement, Core Materials would have charged Navistar for sales of its products approximately $8,068,000 and $26,696,000 for the three and nine months ended September 30, 1996 respectively. Under the terms of the Services Agreement, Navistar will provide, as needed, financial reporting, accounting, computer services and office support services to Core Materials for a period of one year at fees based upon actual hours incurred by Navistar in providing such services. For the three and nine months ended September 30, 1997, charges for these services totaled $43,390 and $136,603 respectively. At September 30, 1997, the total amount due from Navistar under the Supply Agreement was $9,540,645; this amount is included in accounts receivable. The total amount due to Navistar, under the Services Agreement was $44,957 at September 30, 1997; this amount is included in accounts payable. The interest due Navistar on the secured note is $603,397 at September 30, 1997 and interest expense on the note due was $603,397 and $1,790,516 for the three and nine months ended September 30, 1997.


6.       STOCK OPTIONS AND EQUITY INCENTIVE PLAN

         On May 29, 1997, the shareholders approved the Core Materials Corporation - Long Term Incentive Plan. The plan allows for granting of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate 1.5 million awards, each award representing a right to buy a share of Core Materials' common stock. Through September 30, 1997, options totaling 750,000 have been granted and are outstanding; these options were granted to certain executive officers, directors and employees of Core Materials at prices ranging from $2.75 to $3.53 per share.

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

         Earnings per Share: - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which the Company must adopt in its quarter ended December 31, 1997. SFAS No. 128 requires the presentation of both basic and diluted earnings per share. Basic earnings per share presents net income available to common shareholders on a per share basis based only upon the number of common shares outstanding without consideration of dilutive securities. Diluted earnings per share represents the same information after giving effect to all dilutive securities. The pro forma earnings per share of the Company for the three and nine months ended September 30, 1997 under the new presentation requirements prescribed in SFAS No. 128 would be:

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30, 1997        SEPTEMBER 30, 1997
Basic earnings per share              $.04                       $.18
Diluted earnings per share            $.04                       $.18

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CORE MATERIALS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors including the dependence on two major customers, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, construction delays, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.


                                    OVERVIEW

         On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity. Accordingly, any references to the operating results of Core Materials for the three and nine months ended September 30, 1996 refer to the historical operations of Columbus Plastics.

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

         Pursuant to the Asset Purchase Agreement, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process for components then being manufactured by Core Materials and detailed in the Comprehensive Supply Agreement. All sales and gross margin information for the three and nine months ended September 30, 1997 reflects the results of the Comprehensive Supply Agreement.

         Prior to January 1, 1997, Core Materials had not been a stand alone operating entity. As such, Navistar had provided substantial management support in the form of treasury, legal, tax, information systems and other similar corporate support functions. Corporate general and administrative expenses had not been previously allocated to Core Materials. For purposes of preparing the income statement of Core Materials for the three and nine months ended September 30, 1996 for this 10-Q, these corporate costs have been allocated using a method management believes to be reasonable and reflective of those costs that would have been incurred on a stand alone basis.

         Net sales for the three and nine months ended September 30, 1996 do not reflect the additional revenue that would have been generated had the Comprehensive Supply Agreement been in effect at that time. Prior to the Comprehensive Supply Agreement, all sales to Navistar facilities were accounted for at Core Materials' ("Columbus Plastics Operations") standard costs. In addition, Core Materials did not incur certain expenses related to being a stand alone publicly traded entity, such as executive salary costs and legal and accounting fees. Finally, the results for the three and nine months ended September 30, 1996 do not reflect investment income or expenses for interest or income taxes. Thus, the results of the three and nine months ended September 30, 1996 are not readily comparable to the results of the three and nine months ended September 30, 1997.

In order to make this comparison more meaningful in the discussion which follows, pro forma financials have been prepared for the three and nine months ended September 30, 1996 (See Note 3 in the "Notes to Financial Statements" for further information). In the discussion which follows, all references to and comparisons with the results of the three and nine months ended September 30, 1996 reflect the historical Columbus Plastics, 1996 financials. Any dollars and/or percentages in parentheses reflect references to and comparisons with 1996 pro forma financial information.



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1996

    Net sales for the three months ended September 30, 1997, totaled $13,680,000 up 26% (15%) from the $10,847,000 ($11,937,000) reported for the three months ended September 30, 1996. Sales to Navistar increased 66% (43%) to $11,574,000 from $6,978,000 ($8,068,000) for the three months ended September 30, 1996. The increase in sales to Navistar was primarily the result of a general increase in volume of sales. Sales to Yamaha decreased for the three months ended September 30, 1997 by 51% to $1,775,000 compared with $3,609,000 for the three months ended September 30, 1996. This decrease is due to Yamaha's production slowdown in 1997 for purposes of inventory leveling and model change over.

    "Other" sales increased 28% to $332,000 from $260,000 for the three months ended September 30, 1996. This increase in sales was primarily the result of increased sales of sheet molding composite to SMC molding companies.

    Gross margin was 21% of sales for the three months ended September 30, 1997 compared with 13% (21%) for the three months ended September 30, 1996. The increased gross margin as a percent of sales, 13% to 21%, is primarily due to the markup (per the Comprehensive Supply Agreement) on sales to Navistar.

    Selling, general and administrative expenses (SG&A) totaled $1,795,000 for the three months ended September 30, 1997 increasing from $1,372,000 ($1,588,000) for the three months ended September 30, 1996. The increase over the 1996 amounts is primarily due to the Company incurring expenses related to being a stand alone publicly traded entity, increased depreciation expense, and increased employee related expenses.

    Interest income for the three months ended September 1997 totaled $58,000 and is primarily attributable to interest on Core Materials' mortgage-backed security investment. The Company had no interest income for the three months ended September 30, 1996.

    Interest expense for the three months ended September 30, 1997 totaled $548,000. The interest expense is primarily the result of $603,000 in interest payable to Navistar on the $29,514,000 Secured Note; this expense was offset by $66,000 of capitalized interest relating to property, plant and equipment under construction. The Company had no interest expense in the three months ended September 30, 1996 since all financing was handled at Navistar's Corporate Offices.

    Income taxes for the three months ended September 30, 1997 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses because Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual taxes payable for the three months ended September 30, 1997 are estimated to be approximately $54,000 which reflects federal alternative minimum, state and local taxes.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO NINE MONTHS ENDED
 SEPTEMBER 30, 1996

    Net sales for the nine months ended September 30, 1997, totaled $46,712,000 up 20% (10%) from the $38,918,000 ($42,639,000) reported for the nine months ended September 30, 1996. Sales to Navistar increased 55% (34%) to $35,675,000 from $22,975,000 ($26,696,000) for the nine months ended September 30, 1996. The increase in sales to Navistar was primarily the result of sales of certain heavy truck components which Core Materials began producing in June 1996 and a general increase in volume of sales. Sales to Yamaha decreased for the nine months ended September 30, 1997 by 36% to $9,777,000 compared with $15,215,000 for the nine months ended September 30, 1996. The decrease in sales to Yamaha is due primarily to Yamaha's production slowdown as discussed above; in addition, Yamaha's sales for the first half of 1996 were higher than normal as a result of Yamaha's anticipation of increased demand.

    "Other" sales increased 73% to $1,261,000 from $728,000 in the nine months ended September 30, 1996 for the same reasons as explained above.

    Gross margin was 22% of sales for the nine months ended September 30, 1997 compared with 10% (17%) for the nine months ended September 30, 1996. The increased gross margin as a percent of sales, 10% to 22%, is primarily due to the markup (per the Comprehensive Supply Agreement) on sales to Navistar. The 1997 gross margin as a percent of sales increased over the 1996 pro forma adjusted percentage due to increased sales volumes and due to 1996's cost of sales including higher than normal repair and maintenance expenses and unfavorable inventory adjustments. Additionally, Core Materials has experienced improved efficiencies in the usage of operating supplies, improved labor performance and increased control of material related costs.

    Selling, general and administrative expenses (SG&A) totaled $5,560,000 for the nine months ended September 30, 1997 increasing from $4,034,000 ($4,682,000) for the nine months ended September 30, 1996. The increase over the 1996 actual amounts is primarily due to the Company incurring expenses related to being a stand alone publicly traded entity and other expenses as explained above.

    Interest income for the nine months ended September 1997 totaled $176,000 and is primarily attributable to interest on Core Materials' mortgage-backed security investment. Interest expense for the nine months ended September 30, 1997 totaled $1,755,000, primarily reflecting interest on the Secured Note held by Navistar. This expense was offset by $66,000 of capitalized interest. The Company had no interest income nor interest expense in the nine months ended September 30, 1996 since all financing was handled at Navistar's Corporate Offices.

    Income taxes for the nine months ended September 30, 1997 are estimated to be approximately 41% of total earnings before taxes. Actual taxes payable for the nine months ended September 30, 1997 are estimated to be approximately $291,000 which reflects federal alternative minimum, state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital as of September 30, 1997 decreased $1,440,000 over the working capital at December 31, 1996. The primary reason for the decrease in working capital is the use of $2,347,000 of short term notes payable to finance the construction of the Company's new facility in Gaffney, South Carolina; see further discussion below. Accounts receivable increased by $9,825,000 and accounts payable increased by $6,609,000 from the December 31, 1996 amounts. The primary causes for both the receivables and payables increase is the purchase agreement between Core Materials and Navistar. As of December 31, 1996, the effective date of the purchase, there were no receivables on the books for Navistar as a customer. Additionally as part of the agreement, Navistar assumed a majority of the accounts payable that existed on December 31, 1996. The September 30, 1997 accounts receivable includes Navistar receivables for sales under the Comprehensive Supply Agreement. The September 30, 1997 accounts payables include expenditures to support normal production. Property additions of $6,339,000 primarily relate to the acquisition of land, building and machinery and equipment for the above mentioned Gaffney facility.

    Historically, Core Materials' working capital and investment needs have been financed by Navistar through the intercompany equity investment account and through the sale of products to Yamaha. Subsequent to the closing, Core Materials has independently funded all of its working capital and investment capital requirements. Funds necessary to meet its working capital and investment needs are currently being financed through the following sources: 1) the Comprehensive Supply Agreement between Navistar and Core Materials, while in effect, requires that Navistar obtain all of its SMC plastic requirements for components currently being manufactured by Core Materials, as detailed in the Comprehensive Supply Agreement, from Core Materials at negotiated prices which approximate fair value; 2) the Company has substantial net operating losses ("NOLs") that will be available to offset future taxable income of Core Materials ( the utilization of these NOLs will substantially reduce any federal income tax liability payments); and 3) Core Materials is currently finalizing permanent financing facilities for the $13,000,000 Gaffney expansion and a permanent working capital line will be available to fund Core Materials' working capital requirements. In the interim, management has entered into a $3 million temporary working capital facility utilizing the mortgage-backed security as collateral for borrowings under the facility. In September 1997, $2.3 million was borrowed under the temporary line of credit to finance a portion of the Gaffney expansion. Internally generated funds together with proceeds from the use of this working capital facility have provided sufficient operating liquidity for Core Materials. The Comprehensive Supply Agreement with Navistar provides for payment terms for shipments to Navistar which are customary in the SMC manufacturing industry.

    Management believes that internally generated funds from operations, along with funds from bank financing, will be sufficient to fund anticipated capital requirements.

    Management is also negotiating a permanent loan facility which will be utilized to reduce the Navistar Secured Note Payable (Navistar's remaining note balance will likely become subordinate in regard to both collateral and repayment to any term financing concluded).


MANAGEMENT'S OUTLOOK

    Core Material's management is pleased with the results of the third quarter. As anticipated and previously reported, the results for the third quarter were less than the earnings reported in the first two quarters. This decline is attributed to lower sales caused by Navistar's annual vacation shutdown and inventory leveling at Yamaha. However, higher than expected post shutdown sales to Navistar and increased sales to Yamaha late in the quarter resulted in earnings which exceeded management's original expectations.

    With the effects of the Navistar vacation shutdown and the Yamaha inventory leveling behind, management is optimistic about the results of the Company for fourth quarter and full year. The Company also continues to focus significant effort on obtaining new business for both its Columbus, Ohio facility and its new facility being constructed in Gaffney, South Carolina which will begin molding and assembly operations in early 1998.

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No submission of matters to a vote of security holders occurred for the three months ended September 30, 1997.


    ITEM 5.       OTHER INFORMATION
                  None


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                  EXHIBITS:
                  11.  Computation of Earnings Per Share
                  27.  Financial Data Schedule

                  REPORTS ON FORM 8-K:
                  A Form 8-K was filed on September 12, 1997. Under Item 5 of the form, "Other Events", Core Materials announced the purchase of a building shell and land in Gaffney, South Carolina for purposes of expansion of the Company's molding and assembly operations.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CORE MATERIALS CORPORATION



    Date: November 12, 1997      By:
          -----------------         ---------------------------------
                                          Kenneth M. Schmell
                                          General Manager and
                                          Acting Chief Executive Officer



    Date: November 12, 1997      By:
          -----------------         ----------------------------------
                                          Kevin L. Barnett
                                          Vice President, Treasurer and
                                          Chief Financial Officer