Form 10-K405
period 1997-12-31
CORE MATERIALS CORP
filed 1998-03-31
CIK 1026655

   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                            ---------------------------

                                     FORM 10-K
   (Mark One)

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                        OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 001-12505

                            CORE MATERIALS CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   31-1481870
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                             800 MANOR PARK DRIVE,
                                 P.O. BOX 28183
                                 COLUMBUS, OHIO
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  43228 -0183
                                   (ZIP CODE)

Registrant's telephone number, including area code: (614) 870-5000

Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                          Common Stock, par value $.01
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                         American Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 19, 1998, 9,612,580 shares of Core Materials Corporation common stock were outstanding, and the aggregate market value of the voting and non-voting common equity held by non-affiliates was $57,074,694.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 1998 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in PART III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.

     On October 8, 1996, RYMAC Mortgage Investment Corporation ("RYMAC") incorporated Core Materials Corporation ("Core Materials" or the "Company") as a wholly-owned subsidiary under the laws of the State of Delaware. RYMAC subsequently merged with and into Core Materials on December 31, 1996. The discussion in Part I, Item 1 of this Form 10-K provides an overview of the historical business of RYMAC, RYMAC's decision to incorporate Core Materials, and the current business of Core Materials as the surviving corporation of the merger with RYMAC.

        HISTORICAL BUSINESS OF RYMAC AND INCORPORATION OF CORE MATERIALS

     RYMAC was incorporated in the State of Maryland on July 1, 1988. From 1988 until 1994, RYMAC was primarily engaged in making investments in mortgage derivative securities and, to a lesser extent, mortgage related investments, all of which were secured by single-family residential mortgage loans. RYMAC also generated revenues from other sources, such as interest earnings on certain investments and sales of certain investments.

     Earnings difficulties and an altered mortgage securities market that emerged between 1992 and 1994 caused RYMAC's Board of Directors in mid-1994 to determine that it would not pursue its historical line of business and would investigate alternative opportunities to maximize stockholder value.(1) In this regard, RYMAC's Board of Directors focused its efforts on finding and evaluating acquisition candidates.

     On September 12, 1996, RYMAC entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Navistar International Transportation Corp. ("Navistar"), a manufacturer of medium- and heavy-duty trucks. The Asset Purchase Agreement provided for the acquisition of Navistar's Columbus Plastics operating unit. Columbus Plastics produced fiberglass and plastic component parts for Navistar's medium- and heavy-duty trucks, and for other third party customers, primarily Yamaha Motor Manufacturing Corporation ("Yamaha").

     The Asset Purchase Agreement conditioned Navistar's obligation to sell Columbus Plastics on the reincorporation of RYMAC in the State of Delaware. In order to effect the reincorporation, RYMAC incorporated Core Materials as a wholly-owned subsidiary, under the laws of the State of Delaware, on October 8, 1996. RYMAC subsequently merged with and into Core Materials on December 31, 1996. Core Materials was the surviving corporation in the merger with each outstanding share of RYMAC common stock being converted into the right to receive one share of Core Materials' common stock.

     Immediately following the merger on December 31, 1996, Core Materials acquired substantially all of the assets and liabilities of Columbus Plastics, pursuant to the terms of the Asset Purchase Agreement. As consideration, Navistar received a secured note (the "Secured Note") in an original principal amount of $25,504,000 subject to adjustment. Navistar also received 4,264,000 shares of newly issued common stock of Core Materials).(2) Following the acquisition, Core Materials assumed operation of the business previously conducted by Columbus Plastics.

---------------

(1) RYMAC had maintained a portfolio of assets from its historical business, selectively selling assets to generate liquidity as market conditions were appropriate. At the acquisition, Core Materials maintained ownership of one mortgage-backed security originally purchased by RYMAC.

(2)The principal amount of the Secured Note and the number of shares of common stock received by Navistar were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In 1997, as a result of a review of the closing balance sheet and all purchase price adjustments, the Secured Note amount was reduced by $1,629,000 to reflect an amendment to the closing balance as of the acquisition date. In addition, Navistar will receive future consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieves earnings results above specified levels during the period 1997 through 1999. Should there be additional future consideration, it will be accounted for by increasing the amount of the Secured Note, and by reducing the amount of Core Materials' retained earnings. Based on Core Materials' earnings for the year ended December 31, 1997, the Secured Note was increased by $2,937,000. See Notes 4, 7 and 12 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

     Based upon the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. Core Materials, however, is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of Columbus Plastics' net assets to fair value at December 31, 1996.

                           BUSINESS OF CORE MATERIALS

     Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on two major customers, new technologies, the year 2000 systems issue, regulatory requirements, labor relations, the loss or inability to attract key personnel, construction delays, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

     Core Materials operates principally in one business segment, the production of high quality compression Sheet Molding Composite ("SMC") fiberglass reinforced plastic products. SMC plastics are part of a larger family of materials collectively known as "reinforced plastics." Reinforced plastics are combinations of resins and reinforcing fibers formed through high or low pressure fabrication techniques.

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

     The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. The Company's two major existing customers are Navistar and Yamaha, which are supplied proprietary SMC products for medium- and heavy-duty trucks and personal watercraft, respectively. In general, product growth and diversification is achieved in several different ways: (1) resourcing of existing SMC product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new SMC products through a selection process in which an OEM solicits bids; and (3) successful marketing of SMC products for previously non-SMC applications. The Company's efforts are currently directed towards all three areas.

  MAJOR COMPETITORS

     Core Materials believes that it is one of the three largest compounders and molders of SMC product in the United States. The Company faces competition from a number of other molders including, most significantly, Cambridge Industries, Inc., Budd Plastics Division, Molded Fiber Glass Companies, and Applied Molded Products. The Company believes that recent consolidation within the SMC industry has better positioned the Company to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities and manufacturing and marketing capabilities.

  MAJOR CUSTOMERS

     Core Materials currently has two major customers, Navistar and Yamaha. The loss of a significant portion of sales to Navistar or Yamaha would have a material adverse effect on the business of Core Materials.

  RELATIONSHIP WITH NAVISTAR

     As a result of its acquisition of Columbus Plastics, Core Materials assumed the long-standing relationship between Columbus Plastics and Navistar's truck manufacturing operations. As a condition to the acquisition, Navistar and Core Materials entered into a Comprehensive Supply Agreement, pursuant to which Core Materials became the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts, using the SMC process.

     Navistar manufactures and markets medium- and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. Navistar delivered 104,400 class 5 through 8 trucks, including school buses, in the United States and Canada during its fiscal 1997, a 9% increase from the 95,200 units delivered in 1996. Navistar's combined share of the class 5 through 8 truck market was 28.6% in 1997 and 27.5% in 1996. Navistar has been the leader in combined market share for class 5 through 8 trucks, including school buses, in the United States and Canada in each of the last 17 years based on data obtained from the American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R.L. Polk & Company.

     Core Materials makes products for Navistar's Chatham (Canada) assembly plant and its Springfield, Ohio assembly and body plants. Core Materials also plans to make products for a new Navistar facility located in Mexico which is scheduled to open in 1998. Core Materials works closely on new product development with Navistar's engineering and research personnel at Navistar's Fort Wayne, Indiana, Technical Center. Some of the products sold to Navistar include hoods, air deflectors, air fairings, fenders, splash panels, engine covers and other components.

     The North American truck market in which Navistar competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to Navistar amounted to approximately 77% for the year ended December 31, 1997.

     Core Materials also received support from Navistar through December 31, 1997, in the form of accounting, payroll, and human resources management functions under a Transitional Services Agreement with Navistar dated December 31, 1996. See Note 14 of "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

  RELATIONSHIP WITH YAMAHA

     Core Materials also has assumed the long-standing relationship between Columbus Plastics and Yamaha. Core Materials supplies a significant amount of the SMC products for Yamaha's personal watercraft.

     The addition of Yamaha's personal watercraft component business in 1990 represented Columbus Plastics' first major outside business undertaking. Products produced for Yamaha include decks, hulls, engine hatches, bulk heads, and reinforcements. Core Materials (and previously, Columbus Plastics) has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials.

     The diversification into a market area, other than transportation, allows Core Materials to offset production gaps that would occur during periods of lower demand for medium- and heavy-duty trucks. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

     Sales to Yamaha amounted to approximately 21% for the year ended December 31, 1997.

  OTHER CUSTOMERS

     Core Materials also provides limited products to customers other than Navistar and Yamaha. In addition, Core Materials sells SMC material directly to third parties, primarily other SMC molders.

     Currently, Core Materials is focusing significant effort on the development of additional product markets and new customer relationships to facilitate further growth.

  EXPORT SALES

     Core Materials provides products to Navistar's manufacturing and service locations in Canada. Export sales, to Canada, approximated 20%, 9% and 3% of total sales for the twelve month periods ended December 31, 1997, December 31, 1996 and October 31, 1995, respectively.

  PRODUCTS

     SMC

     Core Materials incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

     - Control information during various production processes; and

     - Data for statistical batch controls

     Core Materials has the capacity to manufacture approximately 45 million pounds of SMC sheet material annually. Core Materials reached this production capacity, in part, through the installation of an additional SMC compounding machine, which was brought on line in early 1997. Production of SMC for the twelve month periods ended December 31, 1997, December 31, 1996, and October 31, 1995 was as follows:

                                                   SMC POUNDS
                                                    PRODUCED
                     YEAR                          (MILLIONS)
                     ----                          ----------
1997 (December 31).............................        28
1996 (December 31).............................        27
1995 (October 31)..............................        31

     MOLDING

     Core Materials currently owns or leases 17 presses in its Columbus, Ohio plant ranging in size from 500 to 4500 tons. In the first quarter of 1998, Core Materials opened a second plant located in Gaffney, South Carolina, which includes 6 presses ranging in size from 500 to 1500 tons. The Company also has ordered a 3000 ton press to be installed in the Gaffney, South Carolina plant later in 1998.

     Large platen, high tonnage presses (greater than 2000 tons) provide the ability to compression mold very large, notably configured SMC parts. Core Materials believes that it possesses in excess of 40% of the large platen, high tonnage molding capacity in the industry.

     To enhance the surface quality and paint finish of products, Core Materials uses both in-mold coating and vacuum molding processes. In-mold coating is a manufacturing process performed by injecting a liquid over the molded part surface and then applying pressure at elevated temperatures during an extended molding cycle. The liquid coating serves to fill and/or bridge surface porosity as well as provide a barrier against solvent penetration during subsequent top-coating operations. Likewise, vacuum molding is the removal of air during the molding cycle for the purpose of reducing the amount of surface porosity. Core Materials believes that it is among the industry leaders in in-mold coating and vacuum molding applications, based on the size and complexity of parts molded.

     ASSEMBLY, MACHINING AND PAINT

     Core Materials has demonstrated manufacturing flexibility that accepts a range of very low volume, hand assembly and machining work to high volume, highly automated assembly and machining systems. Robotics are used extensively for material handling, machining and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. Two automated guided vehicles are used to transfer high volume product from the assembly area to the prime paint operation. The prime paint operation uses an overhead conveyor to transfer product through two paint booths and bake ovens.

  RAW MATERIALS

     The principal raw materials used in the compounding of SMC are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. The use of single-source, long-term supply contracts assures the Company of competitive pricing and an adequate supply of all of these raw materials. Additionally, each raw material has several other supplier alternatives.

  BACKLOG

     Core Materials relies on production schedules provided by Navistar and Yamaha to plan and implement production. These schedules are provided on a monthly basis and are considered firm for the current period. Navistar and Yamaha can update these schedules daily for changes in demand that allows them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $6.9 million and $4.5 million at December 31, 1997 and December 31, 1996, respectively all of which is expected to be shipped within a year.

  CAPACITY CONSTRAINTS

     Core Materials and Columbus Plastics have been required to work, from time to time, a seven day/three shift schedule to meet Navistar and Yamaha production requirements. The addition of the second plant in Gaffney, South Carolina will provide additional capacity to support the production requirements of current customers and opportunity for growth.

  CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Capital expenditures totaled approximately $10.3 million, $5.1 million and $7.3 million for the twelve month periods ended December 31, 1997, December 31, 1996 and October 31, 1995, respectively. Capital expenditures consist of presses and other equipment to manufacture parts as well as laboratory equipment, storage equipment, computers and office furniture and fixtures. The 1997 amounts also include the acquisition and construction of the Gaffney, South Carolina plant.

     Product development is a continuous process at Core Materials. Research and development activities focus on developing new SMC formulations and improving existing products and manufacturing processes.

     Core Materials does not maintain a separate research and development facility but uses its production equipment (compounding machines, molding presses, and primer system), as necessary, to support these efforts and cooperates with its customers and its suppliers in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of Core Materials has estimated that internal costs related to research and development activities approximate $200,000 per year.

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

     Core Materials has submitted the information necessary for the granting of a Title V permit, as required under the Clean Air Act. In 1989, Columbus Plastics installed a Regenerative Thermal Oxidizer ("Oxidizer"). The purpose of the Oxidizer system is to destroy volatile organic compounds from the coating and SMC operations. The Oxidizer system allows Core Materials to comply with the Ohio E.P.A. and Title V permit conditions by consistently achieving about 95% destruction efficiency. Core Materials believes that it is in compliance with the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). Compliance with these environmental laws and regulations has not had, nor is it currently expected to have, a material effect on the Company's operations, competitive position or capital expenditures through fiscal year 1998. The amount of capital expenditures currently expected to be spent on environmental compliance is not significant.

  EMPLOYEES

     As of December 31, 1997, Core Materials employed a total of 433 employees, 344 of whom are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). The Company's original contract with the IAM was scheduled to expire in August, 1998. In December, 1997, early labor contract negotiations began between management and union representatives. On January 21, 1998, Core Materials announced that a new three-year, seven-month labor agreement with the IAM had been reached which extends the contract to August 1, 2001.

  PATENTS, TRADE NAMES AND TRADEMARKS

     Core Materials will evaluate, apply for and maintain patents, trade names and trademarks where it believes that such patents, trade names and trademarks are reasonably required to protect its rights in its products. Core Materials does not believe that any single patent, trade name or trademark or related group of such rights is materially important to its business or its ability to compete.

  SEASONALITY

     The Company's business is affected annually by the production schedules of Navistar and Yamaha. Navistar and Yamaha typically shut down their operations on an annual basis for a period of several weeks during the Company's third quarter. As a result, demand by Navistar and Yamaha for the Company's SMC products drops significantly during the third quarter. Similarly, demand for Navistar's medium- and heavy-duty trucks and Yamaha's personal watercraft products fluctuates on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company's SMC products.

  YEAR 2000 MATTERS

     Issues related to the year 2000 systems issues are addressed in Part II,
Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" included herein.

ITEM 2.   PROPERTIES.

     The important physical properties of Core Materials consist of two plants that are situated, respectively, in Columbus, Ohio and in Gaffney, South Carolina. The Company believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The approximate capacity utilization for the molding of production products in the Columbus, Ohio plant was 108%, 80% and 122% in December, 1997, December, 1996 and October, 1995. The approximate capacity utilization in March, 1998 was 78%, as a result of the addition of the Gaffney, South Carolina plant. Capacity utilization is measured on the basis of a six day, three-shifts per day operation

     The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 321,814 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

                                                           APPROXIMATE
                                                           SQUARE FEET
                                                           -----------
Manufacturing/Warehouse................................      307,447
Office.................................................       14,367
                                                             -------
                                                             321,814

     Core Materials acquired the property at 800 Manor Park Drive as a result of the Asset Purchase Agreement with Navistar.

     The Gaffney, South Carolina plant is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

                                                           APPROXIMATE
                                                           SQUARE FEET
                                                           -----------
Manufacturing/Warehouse................................      105,700
Office.................................................        5,200
                                                             -------
                                                             110,900

     The plant, which can be expanded in the future, began molding and assembly operations in early 1998.

     Both the Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and securities interests as a result of the properties being pledged as collateral for the Company's debt as described in Note 7 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS.

     Core Materials is not currently a party, nor is any of its property subject, to any material pending legal proceedings, other than ordinary, routine litigation incidental to the business, nor are any such proceedings known by the Company to be contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company submitted no matters to a vote of its security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

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

     The table below sets forth the high and low sale prices of Core Materials and RYMAC common stock for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape. Following the acquisition and merger, Core Materials assumed the business previously conducted by Columbus Plastics, rather than the business previously conducted by RYMAC. The historical prices for RYMAC common stock, therefore, are not indicative of Core Materials' current or potential future performance.

                                                        HIGH      LOW
                                                        ----      ---
CORE MATERIALS CORPORATION
First Quarter..............................   1997      4 1/8     2 1/4
Second Quarter.............................   1997      3 3/4     2 1/2
Third Quarter..............................   1997      4 1/8     3 1/8
Fourth Quarter.............................   1997       5        3 1/2
RYMAC MORTGAGE INVESTMENT CORPORATION
First Quarter..............................   1996      1 7/16     1
Second Quarter.............................   1996      2 7/8     1 1/8
Third Quarter..............................   1996      2 5/8     1 1/2
Fourth Quarter.............................   1996      2 1/2     1 7/8

     The Company's common stock was held by 745 holders of record on March 19, 1998.

     Neither RYMAC nor Core Materials made any payments of cash dividends during the fiscal years ended December 31, 1996 and December 31, 1997. Core Materials currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

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

UNREGISTERED SECURITIES

     In 1997, Core Materials issued, in total, 41,000 shares of common stock, par value $.01 per share, to 410 employees (which constituted all of its employees with the exception of certain executive employees.(3)) The Company received no consideration for the shares. The shares were issued as an incentive for its employees to remain with the Company and are subject to forfeiture to the Company if an employee leaves prior to December 31, 1998. During this period, the shares may not be transferred.

---------------

(3) Specifically, Richard R. Conte (Director and former employee of the Company), Kenneth M. Schmell (General Manager and Acting Chief Executive Officer), and Gerald L. Voirol (Controller and Assistant Secretary) did not receive any of the common shares issued on February 19. In addition, at least one employee decided not to accept the shares.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data are derived from the audited financial statements of Core Materials and Columbus Plastics. The capital structure of Core Materials differs significantly from the capital structure of Columbus Plastics prior to its acquisition by RYMAC. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" the financial statements and related notes included elsewhere herein including, the unaudited combined pro forma financial information.

                                                                         TWO MONTHS
                                        YEAR ENDED      YEAR ENDED          ENDED          YEAR ENDED OCTOBER 31,
                                       DECEMBER 31,    DECEMBER 31,     DECEMBER 31,    ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)      1997           1996(1)          1995(1)      1995(1)    1994(1)   1993(1)
-------------------------------------  ------------    ------------     ------------    --------   -------   -------
Net.................................      $64,940         $52,467          $ 8,855      $59,505    $44,191   $39,767
sales Gross margin..................       14,061           5,439            1,329       10,366      8,071     3,907
Income before interest and taxes....        6,654             547              544        4,790      2,466        67
Net income..........................        2,723             N/A              N/A          N/A        N/A       N/A
Net income per common share:
  Basic.............................          .29             N/A              N/A          N/A        N/A       N/A
  Diluted...........................          .28             N/A              N/A          N/A        N/A       N/A
Total assets........................       57,540          47,729(2)        33,305       32,591     20,281       N/A
Long term debt......................       18,822          27,885(2)           N/A          N/A        N/A       N/A
Navistar's equity...................          N/A             N/A           24,206       20,140     14,489       N/A
Stockholders' equity................       16,095          16,176              N/A          N/A        N/A       N/A

---------------
(1) Prior to January 1, 1997, Core Materials provided Navistar's truck assembly operations with all of its sheet molding composite plastic component requirements at standard cost; production for Navistar accounted for greater than 60% of Core Materials' output in all periods represented. The remainder was sold to unrelated third party customers at negotiated prices. Net Income and Net Income Per Share information has been omitted because Core Materials was not a separate stand alone division or subsidiary of Navistar and generally was not accounted for separately prior to the Acquisition. In addition, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation of income taxes, corporate debt and interest expense.
(2) The December 31, 1996 the Secured Note to Navistar was reduced by $1,629,000 to reflect an amendment to the closing balance as of the acquisition date. See notes 7 and 12 of the "Notes to Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CORE MATERIALS.

     Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on two major customers, new technologies, the year 2000 systems issue, regulatory requirements, labor relations, the loss or inability to attract key personnel, construction delays, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

                                    OVERVIEW

     On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity. Accordingly, any references to the operating results of Core Materials for 1996 and 1995 refer to the historical operations of Columbus Plastics.

     Core Materials manufactures high quality compression SMC fiberglass reinforced parts. Core Materials has two major customers, Navistar and Yamaha. The demand for Core Materials' products is affected by the volume of purchases from these two customers, whose orders are primarily affected by economic conditions in the United States and Canada. Core Materials' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Materials' operations will change proportionately more than revenues from operations.

     Pursuant to the Asset Purchase Agreement, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process for components then being manufactured by Core Materials and detailed in the Comprehensive Supply Agreement. All sales and gross margin information for 1997 reflects the results of the Comprehensive Supply Agreement.

     Prior to January 1, 1997, Core Materials had not been a stand alone operating entity. As such, Navistar had provided substantial management support in the form of treasury, legal, tax, information systems and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Core Materials. For purposes of preparing the income statement of Core Materials for calendar year 1996, the two months ended December 31, 1995, and fiscal year 1995 included in this Form 10-K, these corporate costs have been allocated using a method management believes to be reasonable and reflective of those costs had they been incurred on a stand alone basis.

     Net sales for 1996 and the 1995 periods do not reflect the additional revenue that would have been generated had the Comprehensive Supply Agreement been in effect at that time. Prior to the Comprehensive Supply Agreement, all sales to Navistar facilities were accounted for at Core Materials' ("Columbus Plastics Operations") standard costs. In addition, Core Materials did not incur certain expenses related to being a stand alone publicly traded entity, such as executive salary costs and legal and accounting fees. Finally, the results for 1996 and the 1995 periods do not reflect investment income or expenses for interest or income taxes. Thus, the results of 1996 and the 1995 periods are not readily comparable to the results of 1997.

     In order to make this comparison more meaningful in the discussion which follows, pro forma financials have been prepared for 1996 and the year ended October 31, 1995 (See Note 5 in the "Notes to Financial Statements" for further information). In the discussion which follows, all references to and comparisons with the results of 1996 and 1995 reflect the historical Columbus Plastics financials. Any dollars and/or percentages in parentheses reflect references to and comparisons with 1996 and 1995 pro forma financial information.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

     Net sales for 1997 totaled $64,940,000, up 24% (15%) from the $52,467,000
($56,590,000) reported for 1996. Sales to Navistar increased 59% (40%) to $50,011,000 from $31,546,000 ($35,669,000) in 1996. The increase in sales to
Navistar was primarily the result of a general increase in volume of sales and sales of certain heavy truck components which Core Materials began producing in June 1996. Sales to Yamaha decreased in 1997 by 32% to $13,416,000, compared with $19,759,000 in 1996. The decrease in sales to Yamaha is primarily due to Yamaha's production slowdown as a result of the maturing of the personal watercraft industry.

     "Other" sales increased 30% to $1,514,000 from $1,161,000 in 1996. These additional sales were primarily the result of increased sales of sheet molding composite to an SMC molder.

     Gross margin was 22% of sales in 1997 compared with 10% (17%) for 1996. The increased gross margin as a percent of sales, 22% versus 10%, is primarily due to the markup (per the Comprehensive Supply Agreement) on sales to Navistar. The 1997 gross margin as a percent of sales increased over the 1996 pro forma adjusted percentage due to increased sales volumes and due to 1996's cost of sales including higher than normal repair and maintenance expenses and unfavorable inventory adjustments. Additionally, Core Materials has experienced increased control of its material related costs.

     Selling, general and administrative expenses ("SG&A") totaled $7,465,000 in 1997, increasing from $5,242,000 ($6,106,000) in 1996. The increase over the 1996 amounts is primarily due to the Company incurring expenses related to being a stand alone publicly traded entity, increased depreciation expense and increased employee related expenses.

     "Other" income totaled $58,000 in 1997 decreasing from $350,000 in 1996. The decrease from the 1996 actual amounts is primarily due to income generated in 1996 from the close-out of a special tooling project for one customer.

     Interest income for 1997 totaled $234,000 and is primarily attributable to interest on Core Materials' mortgage-backed security investment. Interest expense for 1997 totaled $2,232,000, primarily reflecting interest on the Secured Note held by Navistar; this expense was offset by $180,000 of capitalized interest expense relating to property, plant and equipment under construction. The Company had no interest income or interest expense in 1996 since all investing and financing was handled at Navistar's corporate offices.

     Income taxes for 1997 were estimated to be approximately 41.5% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments for 1997 are estimated to be approximately $478,000 which reflects federal alternative minimum, state and local taxes.

     Net income for 1997 was $2,723,000 or $.28 per diluted share, an increase of ($1,433,000) or (111%) over the 1996 pro forma net income of ($1,290,000), or
($.13) per diluted share. The 1997 increase over 1996's pro forma amounts was primarily the result of increased sales and improved margins as delineated above. Core Materials has approximately $29,000,000 of operating tax loss carryforwards that do not begin to expire until the year 2007. If the benefit of the Company's operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the year would have increased by $1,455,000, or $.15 per diluted share, to a total of $.43 per diluted share. The comparable 1996 pro forma net income would have increased by ($738,000), or ($.08) per diluted share, to a total of ($.21) income per diluted share.

1996 COMPARED WITH 1995

     Net sales for calendar 1996, totaled $52,467,000 ($56,590,000) down 12%
(13%) from the $59,505,000 ($65,371,000) reported for fiscal 1995. Sales to
Navistar decreased 16% (18%) to $31,546,000 ($35,669,000) from $37,777,000
($43,643,000) in 1995. The decrease in sales to Navistar was the direct result of a decrease in sales of Navistar trucks resulting from a decline in demand for trucks in the United States and Canada. Sales to Yamaha decreased in 1996 by 2% to $19,759,000 compared with $20,222,000 in 1995. The decrease was the result of a slight decrease in demand for Yamaha's watercraft products.

     "Other" sales decreased 23% to $1,161,000 from $1,506,000 in 1995. This reduction in sales was primarily the result of short-term production of certain consumer products in 1995.

     Gross margin was 10% (17%) of sales for 1996 compared with 17% (25%) for 1995. The decrease in gross margin as a percent of sales, 17% to 10%, is primarily due to decreased sales volume. In addition, 1996's cost of sales included increased depreciation expense, start up costs related to the tooling for a new Yamaha model, increased labor costs resulting from the three year labor agreement with hourly employees signed in August, 1995 and increased repair and maintenance costs relating to projects that had been deferred during 1995 due to the record production volumes experienced in that year.

     SG&A totaled $5,242,000 ($6,106,000) in 1996 decreasing from $5,521,000
($6,385,000) in 1995. The decrease from the 1995 actual amount is primarily due to expenses incurred during a fifteen day labor strike in 1995.

     "Other" income totaled $350,000 increasing from an expense of $55,000 in 1995. The 1996 income is primarily due to one time income generated from the close-out of a special tooling project for one customer. The 1995 expense reflects a loss on the disposal of assets.

     Pro forma net income for 1996 was ($1,290,000) or ($.13) per diluted share, a decrease of ($3,298,000) or (72%) over the pro forma net income of ($4,588,000), or ($.48) per diluted share for 1995. The 1996 increase over 1995's amounts was primarily the result of decreased sales and reduced margins as discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

     Net working capital at December 31, 1997 decreased $3,514,000 from the working capital at December 31, 1996. The primary reason for the decrease in working capital is the use of $3,997,000 in short-term notes to finance the construction of the Company's new facility in Gaffney, South Carolina; see further discussion below. Accounts receivable increased by $12,298,000 and accounts payable increased by $7,768,000 from the December 31, 1996 amounts. The primary causes for both the receivables and payables increase is the Asset Purchase Agreement between Core Materials and Navistar. As of December 31, 1996, the effective date of the purchase, there were no receivables on the books for Navistar as a customer. Additionally, as part of the Asset Purchase Agreement, Navistar assumed a majority of the accounts payable of Columbus Plastics that existed on December 31, 1996. The December 31, 1997 accounts receivable includes Navistar receivables for sales under the Comprehensive Supply Agreement. The December 31, 1997 accounts payable includes expenditures to support normal production and the construction of the Company's new facility in South Carolina. Property additions of $10,341,000 primarily related to the acquisition of land, building and machinery and equipment for the above mentioned South Carolina facility.

     Columbus Plastics' working capital and investment needs were financed by Navistar through the intercompany Equity Investment account and through the sale of products to Yamaha. Subsequent to the Acquisition, Core Materials has independently funded all of its working capital and investment capital requirements. Funds necessary to meet its working capital and investment needs are currently being financed through the following sources: 1) the Comprehensive Supply Agreement between Navistar and Core Materials, which requires that Navistar obtain its SMC plastic components, as detailed in the Comprehensive Supply Agreement, from Core Materials at negotiated prices which approximate fair value; 2) the Company has substantial tax net operating losses ("NOLs") that will be available to offset future taxable income of Core Materials (the utilization of these NOLs will substantially reduce any federal income tax liability payments); and 3) the financing facilities discussed below.

     In the fourth quarter of 1997, Core Materials entered into a comprehensive financing arrangement with a financial institution. Under this arrangement, the financial institution committed to provide Core Materials the following credit facilities: 1) a $7,500,000 variable rate revolving line of credit; 2) a $12,000,000 sale leaseback arrangement on certain machinery and equipment; 3) a $7,500,000 standby letter of credit to support the issuance of an Industrial Revenue Bond, and 4) $5,500,000 for equipment leases.

     In December 1997, Core Materials closed on the line of credit which will be used for working capital purposes and to temporarily fund capital expenditures related to the Company's South Carolina expansion. Also in December, the Company entered into a sale leaseback agreement, the proceeds of which were used to pay down the Secured Note payable to Navistar. See notes 6 and 7 of the "Notes to Financial Statements" for further discussion.

     The Industrial Revenue Bond and equipment leases will be used as permanent financing for Core Materials' new facility and equipment in South Carolina. The Company expects to close on these facilities in the second quarter of 1998.

     At December 31, 1997, Core Materials also had a $3,000,000 line of credit with another financial institution. The Company terminated this credit facility in January 1998.

     Management believes that internally generated funds from operations, along with the current and future financing identified above, will be sufficient to fund anticipated capital requirements.

                                  INCOME TAXES

     The balance sheet at December 31, 1997 and 1996 includes a deferred tax asset of $11,625,000 and $13,080,000, respectively, net of a valuation allowance of $6,787,000 in 1997 and 1996. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

     The deferred tax asset at December 31, 1997 primarily includes the tax benefits associated with cumulative net operating and capital tax losses of approximately $37.7 million, temporary differences between the book and tax basis of Core Materials' property and equipment of approximately $9.9 million and temporary differences relating to post-retirement and pension benefits of $2.4 million. The valuation allowance at December 31, 1997 assumes that it is more likely than not that approximately $11.1 million of the cumulative net operating losses and all (approximately $8.9 million) of the cumulative capital tax losses will not be realized before their expiration date. Realization of the net deferred tax asset is dependent on the generation of approximately $29 million of future taxable income, of which an average of approximately $2.2 million would need to be generated annually for the next 11- year period 1998 through 2008.

     Extensive analysis is performed to determine the amount of the deferred tax asset. Such analysis is based upon the premise that Core Materials is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of Core Materials using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's long-standing relationship with its two largest customers -- Navistar and Yamaha -- the Comprehensive Supply Agreement between Core Materials and Navistar, and Navistar's 17-consecutive-year leadership in the combined market share of Class 5 through 8 trucks. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies, the maintenance of its relationships with Yamaha and Navistar and Navistar's maintenance of significant market share, earnings are achievable in order to realize the net deferred tax asset of $11,625,000.

     Reconciliation of the Company's income before income taxes for financial statement purposes to United States Taxable Income for the year ended December 31, 1997 is as follows:

Income before income taxes..................................  $4,656,324
State income taxes..........................................    (411,800)
Temporary differences.......................................    (985,298)
Other.......................................................      11,938
                                                              ----------
Taxable income..............................................  $3,271,164
                                                              ==========

YEAR 2000 MATTERS

     Core Materials has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company plans to complete the modifications and testing process of all significant applications by May 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $716,000 and is being funded through operating cash flows. Of the total project cost, approximately $462,000 is attributable to the purchase of new hardware and software which will be capitalized. The remaining $254,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. In 1997, the Company incurred approximately $402,000 of costs associated with this project of which $293,000 related to the purchase of new hardware and software which was capitalized.

     The costs of the project and the date on which Core Materials believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     In addition, Core Materials will communicate with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosure and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

MANAGEMENT'S OUTLOOK

     For 1998, management anticipates continued strength in sales to Navistar and relatively flat sales to Yamaha. Significant focus will be placed on expanding the customer base and filling the capacity created with the opening of the Company's new facility in South Carolina in early 1998. Core Materials has initiated and responded to a number of new sales opportunities. Although there can be no assurance that these opportunities will result in new business, management is encouraged by both the number and diversity of the opportunities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The disclosures required under this Part II, Item 7A are omitted pursuant to the General Instructions to Item 305 of Regulation S-K, because this Annual Report on Form 10-K, for the fiscal year ended December 31, 1997, does not contain financial statements for fiscal years ended after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Core Materials Corporation
Columbus, Ohio

     We have audited the accompanying balance sheets of Core Materials Corporation (the "Company") as of December 31, 1997 and 1996 and the related statement of income, stockholders' equity, and cash flow for the year ended December 31, 1997 and the statements of revenues, direct expenses and identified corporate expenses before interest and taxes for the year ended December 31, 1996, the two-month period ended December 31, 1995 and the year ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index for Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     As explained in Note 2, the Company's historical operating results are not necessarily indicative of those which may have resulted had it been a stand alone company in 1996 and 1995.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Core Materials Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flow for the year ended December 31, 1997 and its direct operations and identified corporate expenses before interest and taxes for the year ended December 31, 1996, the two-month period ended December 31, 1995 and the year ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
------------------------------------
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 1998

                           CORE MATERIALS CORPORATION

            STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1997
 AND STATEMENTS OF REVENUES, DIRECT EXPENSES AND IDENTIFIED CORPORATE EXPENSES
        BEFORE INTEREST AND TAXES FOR THE YEAR ENDED DECEMBER 31, 1996,
   THE TWO MONTHS ENDED DECEMBER 31, 1995 AND THE YEAR ENDED OCTOBER 31, 1995

                                                                             TWO MONTHS
                                               YEAR ENDED     YEAR ENDED       ENDED        YEAR ENDED
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                  1997           1996           1995           1995
                                              ------------   ------------   ------------   ------------
NET SALES:
  Navistar..................................  $50,010,566    $31,546,315     $5,334,994    $37,777,164
  Yamaha....................................   13,415,548     19,759,033      3,216,025     20,221,722
  Other.....................................    1,513,844      1,161,461        303,633      1,506,243
                                              -----------    -----------     ----------    -----------
          Total sales.......................   64,939,958     52,466,809      8,854,652     59,505,129
                                              -----------    -----------     ----------    -----------
Cost of sales...............................   50,118,918     46,148,086      7,401,442     48,458,210
Postretirement benefits expense.............      760,410        879,487        124,358        680,857
                                              -----------    -----------     ----------    -----------
          Total cost of sales...............   50,879,328     47,027,573      7,525,800     49,139,067
                                              -----------    -----------     ----------    -----------
GROSS MARGIN................................   14,060,630      5,439,236      1,328,852     10,366,062
                                              -----------    -----------     ----------    -----------
Selling general and administrative
  expense...................................    7,350,385      5,078,487        761,727      5,345,008
Postretirement benefits expense.............      114,429        163,307         26,750        176,241
                                              -----------    -----------     ----------    -----------
          Total selling, general and
            administrative expense..........    7,464,814      5,241,794        788,477      5,521,249
                                              -----------    -----------     ----------    -----------
Other income (expense)......................       58,210        349,604          3,250        (55,241)
                                              -----------    -----------     ----------    -----------
INCOME BEFORE INTEREST AND TAXES............    6,654,026        547,046        543,625      4,789,572
Interest income.............................      233,873            N/A            N/A            N/A
Interest (expense)..........................   (2,231,575)           N/A            N/A            N/A
                                              -----------    -----------     ----------    -----------
INCOME BEFORE INCOME TAXES..................    4,656,324            N/A            N/A            N/A
Income taxes:
  Current...................................      478,035            N/A            N/A            N/A
  Deferred..................................    1,454,808            N/A            N/A            N/A
                                              -----------    -----------     ----------    -----------
          Total income taxes................    1,932,843            N/A            N/A            N/A
                                              -----------    -----------     ----------    -----------
NET INCOME..................................  $ 2,723,481            N/A            N/A            N/A
                                              ===========    ===========     ==========    ===========
NET INCOME PER COMMON SHARE:
  Basic.....................................  $      0.29            N/A            N/A            N/A
                                              ===========    ===========     ==========    ===========
  Diluted...................................  $      0.28            N/A            N/A            N/A
                                              ===========    ===========     ==========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................    9,555,774            N/A            N/A            N/A
                                              ===========    ===========     ==========    ===========
  Diluted...................................    9,713,020            N/A            N/A            N/A
                                              ===========    ===========     ==========    ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash......................................................  $    100,356   $    590,212
  Mortgage-backed security investment.......................     3,217,349      3,295,049
  Accounts receivable (less allowance for doubtful accounts:
  1997 -- $133,000; 1996 -- $0).............................    14,306,101      2,007,963
  Inventories:
     Work in process........................................     1,163,611      1,585,644
     Stores.................................................     2,143,108      1,757,055
                                                              ------------   ------------
     Total inventories......................................     3,306,719      3,342,699
  Deferred tax asset........................................       455,002        291,000
  Prepaid expenses and other current assets.................       307,059        344,440
                                                              ------------   ------------
     Total current assets...................................    21,692,586      9,871,363
Property, plant and equipment...............................    34,971,001     42,337,970
Accumulated depreciation....................................   (10,293,834)   (17,269,489)
                                                              ------------   ------------
Property, plant and equipment -- net........................    24,677,167     25,068,481
Deferred tax asset -- net...................................    11,170,190     12,789,000
                                                              ------------   ------------
TOTAL.......................................................  $ 57,539,943   $ 47,728,844
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
  Accounts payable..........................................  $  8,140,802   $    372,869
  Notes payable -- Banks....................................     3,997,120
  Accrued liabilities:
     Compensation and related benefits......................     2,066,488        827,313
     Interest...............................................     1,149,061
     Other accrued liabilities..............................     1,776,856        594,790
                                                              ------------   ------------
     Total current liabilities..............................    17,130,327      1,794,972
Secured note payable........................................    18,821,841     27,884,510
Deferred long-term gain.....................................     3,018,331
Postretirement benefits liability...........................     2,474,367      1,873,490
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- $0.01 par value, authorized
     shares -- 20,000,000;
     Outstanding shares: 1997 -- 9,613,281;
      1996 -- 9,474,583.....................................        96,133         94,746
  Paid-in capital...........................................    16,049,861     15,918,193
  Retained earnings (deficit)...............................       (50,917)       162,933
                                                              ------------   ------------
     Total stockholders' equity.............................    16,095,077     16,175,872
                                                              ------------   ------------
TOTAL.......................................................  $ 57,539,943   $ 47,728,844
                                                              ============   ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK
                                           OUTSTANDING                                        TOTAL
                                       --------------------     PAID-IN      RETAINED     STOCKHOLDERS'
                                        SHARES      AMOUNT      CAPITAL      EARNINGS        EQUITY
                                       ---------   --------   -----------   -----------   -------------
Balance at January 1, 1997, restated
  (note 12)..........................  9,474,600   $ 94,746   $15,918,193   $   162,933    $16,175,872
Net Income...........................                                         2,723,481      2,723,481
Issuance of restricted stock to
  employees..........................     41,000        410       117,415                      117,825
Unearned deferred stock
  compensation.......................                            (117,825)                    (117,825)
Amortization of deferred stock
  compensation.......................                              50,555                       50,555
Issuance of stock under stock option
  plan...............................    100,000      1,000        81,500                       82,500
Increase in Secured Note to
  Navistar...........................                                        (2,937,331)    (2,937,331)
Other................................     (2,319)       (23)           23            --             --
                                       ---------   --------   -----------   -----------    -----------
Balance at December 31, 1997.........  9,613,281   $ 96,133   $16,049,861   $   (50,917)   $16,095,077
                                       =========   ========   ===========   ===========    ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                             STATEMENT OF CASH FLOW

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $  2,723,481
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................       2,074,093
  Deferred income taxes.....................................       1,454,808
  Loss on disposal of assets................................          26,715
  Amortization of gain on sale/leaseback transaction........         (28,176)
  Compensation expense on stock awards......................          50,555
  Change in operating assets and liabilities:
     Increase in accounts receivable........................     (12,298,138)
     Decrease in inventories................................          35,980
     Decrease in prepaid and other assets...................          37,381
     Increase in accounts payable...........................       7,767,933
     Increase in accrued and other liabilities..............       3,235,666
     Increase in postretirement benefits liability..........         600,877
                                                                ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       5,681,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (10,340,851)
Proceeds from sale/leaseback transaction....................      12,000,000
Payments on mortgage-backed security investment.............          77,700
Proceeds from sale of property and equipment................          12,500
                                                                ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES...................       1,749,349

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit.............................       7,647,120
Payments on lines-of-credit.................................      (3,650,000)
Payments on secured note payable............................     (12,000,000)
Proceeds from exercise of stock options.....................          82,500
                                                                ------------
NET CASH USED IN FINANCING ACTIVITIES.......................      (7,920,380)

NET DECREASE IN CASH........................................        (489,856)

CASH AT BEGINNING OF YEAR...................................         590,212
                                                                ------------

CASH AT END OF YEAR.........................................    $    100,356
                                                                ============
Cash paid for:
  Interest..................................................    $  1,082,514
                                                                ============
  Income Taxes..............................................    $    122,500
                                                                ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Increase in secured note payable to Navistar..............    $  2,937,331
                                                                ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS FORMATION AND NATURE OF OPERATIONS

     Core Materials Corporation ("Core Materials") was formed on October 8, 1996 by RYMAC Mortgage Investment Corporation ("RYMAC"), as a wholly owned subsidiary, for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. ("Navistar"). Throughout these Notes to Financial Statements, references to Columbus Plastics refers to the operations of Core Materials prior to the acquisition.

     On December 31, 1996, RYMAC merged into its wholly owned subsidiary, Core Materials, by converting each outstanding common share of RYMAC into the right to receive one common share of Core Materials, with Core Materials as the surviving corporation and continuing registrant. Simultaneously, on December 31, 1996, Core Materials purchased substantially all of the assets and assumed certain liabilities of Columbus Plastics (the "Acquisition") (see Note 4).

     Core Materials produces compression Sheet Molding Composite ("SMC") fiberglass reinforced plastic parts. Core Materials has two principal customers, Navistar and Yamaha Motor Manufacturing Corporation.

2.  BASIS OF PRESENTATION

     Core Materials' year end is December 31. Columbus Plastics' historical year end was October 31. In the accompanying financial statements, the historical fiscal year of Columbus Plastics has been maintained through October 31, 1995, its previous most recently audited financial statements prior to 1996. Effective December 31, 1995, the year end was changed to conform to the year end of Core Materials, the continuing legal entity and registrant.

     Based upon the terms of the Acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of Columbus Plastics' net assets to fair value at December 31, 1996. All other accompanying financial statements for the year ended December 31, 1996 and prior reflect the historical operations of Columbus Plastics. Note 5 contains the unaudited pro forma combined statements of income of Core Materials for the twelve months ended December 31, 1996 and the twelve months ended October 31, 1995, as if the Acquisition had been consummated as of January 1, 1996 and November 1, 1994, respectively.

     Prior to the Acquisition, Columbus Plastics was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. As a result, the distinct and separate accounts necessary to present individual Core Materials income statements for the year ended December 31, 1996, the two months ended December 31, 1995 and the year ended October 31, 1995 have not been maintained.

     Also, prior to the Acquisition, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Columbus Plastics. For purposes of preparing the Core Materials financial statements for the years prior to 1997, certain of these corporate costs, along with other Navistar Truck Group expenses, were allocated using an allocation method (see Note 13). However, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes, corporate debt and interest expense.

     Accordingly, Statements of Revenues, Direct Expenses and Identified Corporate Expenses before Interest and Taxes are presented for the year ended December 31, 1996, the two months ended December 31, 1995 and the year ended October 31, 1995. These statements include all Navistar corporate cost allocations for which a reasonable method of allocating costs to the operations of Columbus Plastics can be developed.

                           CORE MATERIALS CORPORATION

     Prior to the Acquisition, purchases of inventory, payroll, capital and other expenditures were funded through the Equity Investment account with Navistar. Accounts payable to third party vendors and certain expense accruals were processed and recorded at other Navistar locations. Remittances from sales to third parties were collected by Navistar and were accounted for through the Equity Investment account as were sales to Navistar's truck assembly operations. Accordingly, Columbus Plastics has no operating cash flows and statements of cash flows are not presented for the year ended December 31, 1996, the two months ended December 31, 1995 and the year ended October 31, 1995. Note 8 to the financial statements presents a reconciliation of the Navistar Equity Investment account for the applicable periods.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION -- Revenue from product sales is recognized at the time products are shipped. Effective January 1, 1997, sales to Navistar are recorded at the prices stipulated in the Comprehensive Supply Agreement between Core Materials and Navistar (the "Supply Agreement") (see Note 14), which approximate fair value. Prior to 1997, Core Materials recorded sales to Navistar's manufacturing plants at its standard cost at date of shipment.

     MORTGAGE-BACKED SECURITY -- Pursuant to reverse acquisition accounting, the mortgage backed security is recorded at its fair value at December 31, 1996, which is the cost basis to Core Materials. The security which matures in November 2025, is considered held to maturity, and is carried at cost. Core Materials has the intent and ability to hold this security to maturity.

     INVENTORIES -- Inventories are stated at the lower of cost (first-in, first-out), or market.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost. Depreciation is provided on a straight line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if adjustment to the depreciation period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

     Ranges of estimated useful lives for computing depreciation are as follows:

Land improvements...........................................      20 years
Building and improvements...................................   20-50 years
Machinery and equipment.....................................    3-25 years
Tools, dies and patterns....................................     3-5 years

     Depreciation expense was $2,074,000, $1,847,000, $275,000, and $1,338,000 for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995 and the year ended October 31, 1995, respectively.

     In 1997, approximately $180,000 of interest costs were capitalized. Prior to December 31, 1996, Core Materials did not record capitalized interest on construction in progress as interest expense was not allocated by Navistar to Columbus Plastics.

     SELF-INSURANCE -- The Company is self-insured with respect to medical and dental claims and workers' compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred and worker's compensation claims incurred but not reported at December 31, 1997 of $469,000. As part of the Asset Purchase Agreement, Navistar assumed the liability for these items at December 31, 1996.

                           CORE MATERIALS CORPORATION

     INCOME TAXES -- Core Materials accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which uses the liability method to calculate deferred income taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carry forwards to the extent realization is more likely than not.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- Core Materials' financial instruments consist of a mortgage-backed security investment, a secured note payable, accounts receivable and accounts payable. The carrying amount of the financial instruments approximated their fair value.

     EARNINGS PER COMMON SHARE -- Core Materials presents earnings per common share in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but includes the effect of the exercise of stock options under the treasury stock method. For years prior to 1997, earnings per share is not presented as Columbus Plastics was not a stand alone division or subsidiary of Navistar and was generally not accounted for separately during periods presented. In calculating net income per share for 1997, weighted average shares increased for the computation of diluted income per share by 157,246 due to the effect of stock options, which reduced net income per share by $0.01.

     RECLASSIFICATIONS -- Reclassifications have been made to prior years' amounts to conform with the classifications of such amounts for 1997. Additionally, the Company has recorded reclassifications between the December 31, 1996 secured notes payable and the postretirement benefits liability including the related deferred tax asset impact (see Note 12).

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosure and, accordingly, will have no impact on the company's reported financial position, results of operations and cash flows.

4.  ACQUISITION

     On December 31, 1996 Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics for (1) a $27,884,510 (as adjusted, see Note 12) Secured Note due Navistar, subject to adjustment, and (2) 4,264,000 shares of Core Materials common stock, representing approximately 45% of the total number of shares of Core Materials common stock then issued and outstanding.

     In connection with the Acquisition, Core Materials is required to pay Navistar future consideration in the form of an increase in the Secured Note based upon a multiple of the amount by which Core Materials' earnings before interest and taxes (EBIT), as defined in the Asset Purchase Agreement, exceeds established thresholds

                           CORE MATERIALS CORPORATION
over the three year period 1997 to 1999. The future consideration will be based upon a multiple of the defined EBIT as follows:

     - 1997: If EBIT exceeds $6,512,000, then future consideration will be the excess multiplied by 5.55.

     - 1998: If EBIT exceeds $6,512,000, then the future consideration will be the product of the 1998 excess EBIT less the 1997 excess EBIT multiplied by 4.50.

     - 1999: If EBIT exceeds $6,512,000, then the future consideration will be the product of the 1999 excess EBIT less the 1998 excess EBIT multiplied by 2.75.

     The maximum increase in the Secured Note, as a result of future consideration, is limited to $24,496,000. Such increases will be accounted for by reducing Core Materials' retained earnings and will increase the amount of the balloon payment due in November 2006. For the year ended December 31, 1997, Core Materials EBIT, as defined in the Asset Purchase Agreement, exceeded the established threshold by $529,249. This excess resulted in additional consideration due to Navistar of $2,937,331.

     Based upon the terms of the Acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. Consistent with reverse acquisition accounting treatment, the purchase price should be determined as the fair value of the consideration paid or received whichever is more clearly evident. Because RYMAC's stock was thinly traded and supported a company with no operations (prior to the Acquisition), the fair value of RYMAC's then outstanding common stock was not appropriate to determine the Acquisition purchase price. Instead the purchase price was determined based upon the fair value of the consideration received (Core Materials' assets and liabilities) by Columbus Plastics. The purchase price was approximately $16.0 million, calculated as follows, and excludes any future consideration to be paid if certain earnings thresholds are met:

Cash........................................................   $   584,351
Mortgage-backed assets......................................     3,295,049
Other assets................................................       122,935
Deferred tax asset, net.....................................    12,455,000
Accrued expenses............................................      (492,649)
                                                               -----------
                                                               $15,964,686
                                                               ===========

     Transaction costs incurred by the acquirer in connection with the acquisition of a company without operating substance should be treated similar to that of an offering of equity securities as a reduction of paid-in capital. Since the recording of Navistar's transaction costs at Core Materials would result in no net impact to Core Materials' balance sheet, Navistar's transaction costs are excluded from the purchase price.

                           CORE MATERIALS CORPORATION

5.  PRO FORMA COMBINED FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma combined statements of income for the twelve month periods ended December 31, 1996 and October 31, 1995 are presented as if the Acquisition had occurred as of January 1, 1996 and November 1, 1994, respectively . This pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the transactions occurred on such dates or which may occur in the future.

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                     TWELVE MONTHS ENDED DECEMBER 31, 1996

                                                       PRO FORMA ADJUSTMENTS
                                               --------------------------------------
                                 HISTORICAL                          SUPPLY &            PROFORMA
                                  COLUMBUS                           SERVICES            ADJUSTED
                                  PLASTICS     ACQUISITION   NOTE   AGREEMENT    NOTE     BALANCE     NOTE
                                 -----------   -----------   ----   ----------   ----   -----------   ----
Net Sales:
  Navistar.....................  $31,546,315                        $4,123,000   (b)    $35,669,315
  Yamaha.......................   19,759,033                                             19,759,033
  Other........................    1,161,461                                              1,161,461
                                 -----------                        ----------          -----------
Total..........................   52,466,809                         4,123,000           56,589,809
Cost of sales..................   46,148,086                                             46,148,086
Postretirement benefits
  expense......................      879,487                                                879,487
                                 -----------                                            -----------
Total cost of sales............   47,027,573                                             47,027,573
Gross margin...................    5,439,236                         4,123,000            9,562,236
                                 -----------                        ----------          -----------
Selling, general and
  administrative expense.......    5,078,487   $   864,000   (d)                          5,942,487
Postretirement benefits
  expense......................      163,307                                                163,307
                                 -----------   -----------                              -----------
Total selling, general and
  administrative expense.......    5,241,794       864,000                                6,105,794
                                 -----------   -----------                              -----------
Other income...................      349,604                                                349,604
                                 -----------   -----------          ----------          -----------
Income before interest and
  taxes........................      547,046      (864,000)          4,123,000            3,806,046
Interest income................                    230,650   (a)                            230,650
Interest (expense).............                 (1,841,120)  (c)                         (1,841,120)
                                 -----------   -----------          ----------          -----------
Income before income taxes.....  $   547,046   $(2,474,470)         $4,123,000          $ 2,195,576
Estimated income taxes.........                                                             905,895   (f)
                                                                                        -----------
Net income.....................                                                         $ 1,289,681
                                                                                        -----------
Net income per share:
  Basic........................                                                         $       .14
                                                                                        ===========
  Diluted......................                                                         $       .13
                                                                                        ===========
Weighted average shares
  outstanding:
  Basic........................                                                           9,474,583   (e)
                                                                                        ===========
  Diluted......................                                                           9,580,693   (e)
                                                                                        ===========

                           CORE MATERIALS CORPORATION

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                      TWELVE MONTHS ENDED OCTOBER 31, 1995

                                                          PRO FORMA ADJUSTMENTS
                                                 ---------------------------------------
                                   HISTORICAL                           SUPPLY &            PROFORMA
                                    COLUMBUS                            SERVICES            ADJUSTED
                                    PLASTICS     ACQUISITION    NOTE   AGREEMENT    NOTE     BALANCE     NOTE
                                   -----------   ------------   ----   ----------   ----   -----------   ----
Net Sales:
  Navistar.......................  $37,777,164                         $5,866,200    (b)   $43,643,364
  Yamaha.........................   20,221,722                                              20,221,722
  Other..........................    1,506,243                                               1,506,243
                                   -----------                         ----------          -----------
Total sales......................   59,505,129                          5,866,200           65,371,329
                                   -----------                         ----------          -----------
Cost of sales....................   48,458,210                                              48,458,210
Postretirement benefits
  expense........................      680,857                                                 680,857
                                   -----------                                             -----------
Total cost of sales..............   49,139,067                                              49,139,067
                                   -----------                                             -----------
Gross margin.....................   10,366,062                          5,866,200           16,232,262
                                   -----------                         ----------          -----------
Selling, general and
  administrative expense.........    5,345,008   $   864,000     (d)                         6,209,008
Postretirement benefits
  expense........................      176,241                                                 176,241
                                   -----------   -----------                               -----------
Total selling, general and
  administrative expense.........    5,521,249       864,000                                 6,385,249
                                   -----------   -----------                               -----------
Other expense....................      (55,241)                                                (55,241)
                                   -----------   -----------           ----------          -----------
Income before interest and
  taxes..........................    4,789,572      (864,000)           5,866,200            9,791,772
Interest income..................                    230,650     (a)                           230,650
Interest (expense)...............                 (2,211,120)    (c)                        (2,211,120)
                                   -----------   -----------           ----------          -----------
Income before income taxes.......  $ 4,789,572   $(2,844,470)          $5,866,200            7,811,302
Estimated income taxes...........                                                            3,222,943    (f)
                                                                                           -----------
Net income.......................                                                          $ 4,588,359
                                                                                           ===========
Net income per share:
  Basic..........................                                                          $       .48
                                                                                           ===========
  Diluted........................                                                          $       .48
                                                                                           ===========
Weighted average shares
  outstanding:
  Basic..........................                                                            9,474,583    (e)
                                                                                           ===========
  Diluted........................                                                            9,580,693    (e)
                                                                                           ===========

     The Unaudited Proforma Combined Statements of Income for the twelve months ended December 31, 1996 and October 31, 1995 have been prepared assuming the proposed acquisition had occurred on January 1, 1996 and November 1, 1994, respectively and reflects the effects of certain adjustments to the historical financial statements that result from the acquisition of Columbus Plastics by Core Materials. Columbus Plastics was not a stand alone division or subsidiary of Navistar and was not generally accounted for separately. Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes and interest expense. Accordingly, historical net income per common share amounts have not been included for the financial information for Columbus Plastics. A historical statement of income for Core Materials is not included in the unaudited proforma combined financial information as the Acquisition was accounted for using reverse acquisition accounting treatment.

     (a) Represents the estimated interest income to be earned on the mortgage-backed security at the security's effective interest rate of 7%.

                           CORE MATERIALS CORPORATION

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

     (d) Represents an estimate of the additional administrative expenses to be incurred by Core Materials as a result of its status as a stand-alone, publicly owned company rather than an operating unit of a much larger corporation. Additional costs consist primarily of broker fees, legal fees, auditing fees, 10-K and 10-Q printing fees, officers' salaries and directors' fees.

     (e) The weighted average number of common shares outstanding used to calculate basic and diluted net income per common share include the number of shares of Core Materials common stock outstanding prior to the acquisition and the number of shares issued to Navistar as consideration for the Acquisition. The diluted weighted average shares outstanding also includes the effect of the exercise of 260,000 dilutive Core Materials stock options, using the treasury stock method.

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

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                 DECEMBER 31,     DECEMBER 31,
                                                     1997             1996
                                                 ------------     ------------
Land and land improvements....................   $  2,024,566     $  1,607,066
Building and equipment........................     22,955,364       38,933,211
Tools, dies and patterns......................        334,761          299,135
Construction in progress......................      9,656,310        1,498,558
                                                 ------------     ------------
Total.........................................     34,971,001       42,337,970
Less accumulated depreciation.................    (10,293,834)     (17,269,489)
                                                 ------------     ------------
Property, plant and equipment -- net..........   $24 ,677,167     $ 25,068,481
                                                 ============     ============

     Construction in progress at December 31, 1997, primarily relates to the construction and equipping of a new 110,900-square-foot facility in Gaffney, South Carolina to expand Core Materials' molding and assembly capacities. At December 31, 1997, commitments for capital expenditures in progress were $2,494,000.

     In December 1997, Core Materials entered into a sale leaseback arrangement with a financial institution, whereby it sold certain equipment with an original cost of approximately $17,541,000 and a net book value of approximately $8,619,000 (see Note 7).

                           CORE MATERIALS CORPORATION

7.  DEBT AND LEASES

     SECURED NOTE PAYABLE

     The Secured Note payable is due to Navistar and bears interest at the rate of 8% per annum, payable semi-annually, and is secured by a subordinated lien and security interest in all of Core Materials' assets. The Secured Note is due in November 2006. In connection with the acquisition, Core Materials is also required to pay Navistar future consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieves earnings before interest and taxes in excess of established thresholds during the period of 1997 through 1999 (see Note 4).

     Principal payments under the secured note are due as follows:

          (a) Within ninety (90) days after the end of each fiscal year of Core Materials during the term of the Secured Note, Core Materials shall pay principal in an amount equal to the amount, if any, by which the total cash and cash equivalents of Core Materials, as of the end of such fiscal year, exceeds $3,000,000, as long as there is no outstanding balance on the revolving line of credit and Core Materials is in compliance with all loan covenants; and

          (b) In the event Core Materials obtains, from time to time, any refinancing loan (as defined by the terms of the Secured Note), Core Materials shall promptly upon obtaining such loan pay principal in an amount equal to the proceeds of such loan.

     Based upon the financial position of Core Materials' at December 31, 1997, the Secured Note is classified as long-term on the balance sheet.

     In 1997, a refinancing arrangement was entered into with a financial institution whereby Core Materials received $12,000,000 from a sale/leaseback transaction. The proceeds from this transaction were used to repay principal on the Secured Note due to Navistar.

     Based on Core Materials' earnings for the year ended December 31, 1997, the Secured Note was increased by $2,937,000 in accordance with the provisions of the Asset Purchase Agreement (see Note 4). During 1997, the final purchase price adjustments were reviewed by Core Materials and Navistar management. As a result of this review, it was agreed that Core Materials would assume an additional $1,629,000 of accumulated benefits obligations relating to postretirement benefits at December 31, 1996 and reduce the secured note payable to Navistar by the same amount and amend the December 31, 1996 closing balance sheet of Columbus Plastics to reflect the reclassification of these two long-term liabilities (see Note 12).

     The provisions of the Secured Note prohibit the declaration or payment of cash dividends, the repurchase or retirement of capital stock, as well as the pledge of any of Core Materials' assets or revenue as a security lien to a third party, except as approved by Navistar, as long as the Secured Note is outstanding.

     LINE OF CREDIT

     At December 31, 1997, Core Materials had available a $7,500,000 variable rate revolving line of credit. This facility, which matures on November 30, 1999, is secured by a first priority lien and security interest in all Core Materials' business assets. The line of credit bears interest at LIBOR plus two percent or prime as elected by Core Materials.

     At December 31, 1997, Core Materials also had a $3,000,000 variable rate line of credit secured by the Company's mortgage-backed security investment. This facility bears interest at prime and was terminated by the Company in January 1998.

     The total outstanding balance under these facilities at December 31, 1997 was $3,997,120 at a weighted average interest rate of 8.37%. These facilities did not exist at December 31, 1996.

                           CORE MATERIALS CORPORATION

     LETTERS OF CREDIT

     Core Materials also had commitments at December 31, 1997, from a financial institution to provide a $7,500,000 standby letter of credit to support the issuance of Industrial Revenue Bonds and $5,500,000 of equipment leasing for the Company's new facility in South Carolina.

     LEASES

     In December 1997 Core Materials entered into a sale-leaseback arrangement with a financial institution. Equipment, consisting primarily of SMC presses with a net book value of approximately $8,619,000, was sold for $12,000,000 and leased back under a 10 year lease agreement. The lease agreement meets the criteria to be accounted for as an operating lease. Core Materials recorded a deferred gain of approximately $3,381,000 on the transaction which will be amortized over the life of the lease. The current portion of the deferred gain, approximately $335,000, is recorded in other accrued liabilities. For the year ended December 31, 1997, Core Materials recognized into income approximately $28,000 of the deferred gain. Proceeds from the sale-leaseback of $12,000,000 were used to reduce a portion of the principal on the Secured Note payable due to Navistar.

     Core Materials also leases certain equipment under operating leases entered in prior years with original lease terms of 9.5 to 10 years.

     Total rental expense was $701,000, $563,000, $83,000 and $560,000 for the years ended December 31, 1997 and 1996, the two months ended December 31, 1995 and the year ended October 31, 1995, respectively.

     The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

1998........................................................    $ 1,999,000
1999........................................................      1,604,000
2000........................................................      1,604,000
2001........................................................      1,445,000
2002........................................................      1,457,000
Thereafter..................................................      8,713,000
                                                                -----------
Total minimum lease payments................................    $16,822,000
                                                                ===========

                           CORE MATERIALS CORPORATION

8. EQUITY INVESTMENT ACCOUNT

     Prior to January 1, 1997, cash flows for purchases of inventory, payroll, capital expenditures, and other expenditures were funded through the intercompany Equity Investment account with Navistar. The following summarizes the changes in the Equity Investment account for the periods presented:

                                                                      TWO MONTHS
                                                       YEAR ENDED       ENDED        YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                          1996           1995           1995
                                                      ------------   ------------   ------------
Balance -- beginning of period......................  $ 24,206,408   $ 20,140,446   $ 14,489,444
Funding of purchases................................    45,922,756      9,870,093     37,766,508
Net charges from Navistar...........................    19,695,932      3,032,887     19,991,165
Navistar funding of plant expenses and other........     2,777,608        300,196      2,076,547
Net charges to Navistar.............................   (36,030,151)    (6,344,451)   (37,368,465)
Collections from third parties......................   (27,781,025)    (3,336,388)   (21,604,325)
Income before interest and taxes....................       547,046        543,625      4,789,572
Push down of postretirement benefit liabilities
  from Navistar.....................................    (1,757,490)
Issuance of Core Materials common stock.............   (27,581,084)
                                                      ------------   ------------   ------------
Balance -- end of period............................  $              $ 24,206,408   $ 20,140,446
                                                      ============   ============   ============

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

     Push Down of Postretirement Benefit Liabilities From Navistar -- represents the push down from Navistar to Core Materials of the projected postretirement benefit obligations which were assumed by Core Materials, see Note 12.

     Issuance of Core Materials Common Stock -- reverse acquisition accounting treatment requires that the retained earnings carried forward to Core Materials as of December 31, should consist of Columbus Plastics' Equity Investment account, less an amount equivalent to the par value of Core Materials common stock owned by Navistar. This item represents the transfer of the Equity Investment account to common stock and retained earnings.

9. EQUITY

  ANTI-TAKEOVER MEASURES

     Core Materials' Certificate of Incorporation and By-laws contain certain provisions designed to discourage specific types of transactions involving an actual or threatened change of control of Core Materials. These

                           CORE MATERIALS CORPORATION
provisions, which are designed to make it more difficult to change majority control of the Board of Directors without its consent, include the following:

          Removal of Directors -- This provision provides that a director of Core Materials may be removed with or without cause only upon the vote of the holders of at least 80% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors.

          Supermajority Approval -- This provision requires that a merger and certain other transactions (as outlined in the Certificate of Incorporation) be approved by the affirmative vote of the holders of at least 66 2/3% of the then outstanding shares of Core Materials' common stock. Such affirmative vote is required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified by law.

          Amendments -- This provision requires that any amendment to the provisions relating to the removal of directors be approved by the holders of at least 80% of the then outstanding shares of voting stock, and any amendment to provisions requiring the approval of the holders of at least 66 2/3% of the then outstanding shares of voting stock be approved by the holders of at least 66 2/3% of the then outstanding shares of voting stock.

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

     RESTRICTED COMMON STOCK

     In 1997, Core Materials issued, in total, 41,000 shares of common stock, par value $0.01 per share, to 410 employees (which constituted all of its employees at the time of grant with the exception of certain executive employees). The Company received no consideration for the issued shares. The shares were issued as an incentive for its employees to remain with the Company and are subject to forfeiture to the Company if an employee leaves prior to December 31, 1998. During this period, the shares may not be transferred. At December 31, 1997, 23 of these employees terminated service with Core Materials and, therefore, the 2,300 shares were forfeited and retired. The market value of the shares at the dates of grant totaled $117,825 which will be recognized ratably as compensation expense, net of forfeitures, over the period of the restriction and is recorded as a contra equity account and included in paid in capital. During 1997, Core Materials expensed $51,000 related to these shares.

     PREFERRED STOCK

     Core Materials has authorized 10,000,000 shares of preferred stock (par value: $0.01) of which none is issued.

                           CORE MATERIALS CORPORATION

10. INCENTIVE STOCK PLANS

     STOCK OPTIONS

     The Company has a Long Term Equity Incentive Plan (the "Plan"), as approved by the shareholders in May, 1997, that allows for grant to directors and key employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 1.5 million awards, each representing a right to buy a share of Core Materials' common stock. The Plan expires on the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted.

     During 1997, the Company granted non-qualified stock options and incentive stock options to directors and certain employees. The options have vesting schedules of five or ten years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equal fair market value of Core Materials' common stock at the date of grant.

     At the time of the merger of RYMAC into Core Materials, each outstanding option to purchase shares of RYMAC's common stock granted under any of RYMAC's previous stock option plans was deemed amended to constitute an option to acquire, at the same price per share, the same number of shares of Core Materials' common stock.

     At December 31, 1996, there were 260,000 outstanding options from the RYMAC Plans, each to purchase one share of Core Materials' common stock at prices ranging from $0.75 to $1.50, all of which were exercisable. All of the options are held by former executive officers and a former director of RYMAC.

     The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income and net income per common share would have been $2,657,418 and $.28 per basic share or $.27 per diluted share for fiscal 1997, respectively.

     The pro forma amounts are not representative of the effects on reported net income or net income per common share for future years.

     The following summarizes all stock option transactions for the Company under the plans from January 1, 1997 through December 31, 1997:

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding as of December 31,1996.........................    260,000        $0.81
Options granted............................................    796,000         2.82
Options exercised..........................................   (100,000)        0.83
Options forfeited..........................................    (16,000)        2.77
                                                              --------        -----
Outstanding as of December 31, 1997........................    940,000        $2.48
                                                              ========        =====
Exercisable as of December 31, 1997........................    221,850        $1.34
                                                              ========        =====
Options available for grant as of December 31, 1997........    720,000
                                                              ========

                           CORE MATERIALS CORPORATION

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1997:

                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ---------------------------------------------   --------------------------
                                                          WEIGHTED
                                        WEIGHTED          AVERAGE                       WEIGHTED
                         NUMBER OF      AVERAGE       CONTRACTUAL LIFE   NUMBER OF      AVERAGE
                          OPTIONS    EXERCISE PRICE       (YEARS)         OPTIONS    EXERCISE PRICE
Range of Exercise Price  ---------   --------------   ----------------   ---------   --------------
$0.75-$1.50               160,000        $0.80              6.8           160,000        $0.80
$2.75-$2.81               715,500         2.75              9.3            61,850         2.75
$3.47-$3.81                64,500         3.62              9.8                --
                          -------        -----                            -------        -----
                          940,000        $2.48                            221,850        $1.34
                          =======        =====                            =======        =====

     The weighted average fair value of options granted during 1997 was $1.93. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.0%, no expected dividend yield, expected lives of 8 and 10 years, expected volatility of 52%.

11. INCOME TAXES

     Components of the provision for income taxes are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
Currently Payable:
Federal.....................................................     $   66,000
State and local.............................................        412,000
                                                                 ----------
                                                                    478,000
Deferred Taxes:
Federal.....................................................      1,346,000
State and local.............................................        109,000
                                                                 ----------
                                                                  1,455,000
                                                                 ----------
Provision for income taxes..................................     $1,933,000
                                                                 ----------

     No income tax expense was recorded in the financial statements for the year ended December 31, 1996, the two month period ended December 31, 1995 and the year ended October 31, 1995 as Navistar's systems and procedures did not provide sufficient information to develop a reasonable allocation of income tax expense to Columbus Plastics.

     A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
Provision at federal statutory rate.........................     $1,583,000
State and local tax expense, net of federal benefit.........        339,000
Non-deductible expenses.....................................         11,000
                                                                 ----------
Total.......................................................     $1,933,000
                                                                 ==========

                           CORE MATERIALS CORPORATION

     Deferred tax assets (liabilities) consist of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1997            1996
                                                            ------------    ------------
Current asset (liability):
  Accrued liabilities.....................................  $   406,000     $   321,000
  Other, net..............................................       49,000         (30,000)
                                                            -----------     -----------
  Total current asset.....................................      455,000         291,000
Non-current asset (liability):
  Property, plant and equipment...........................    4,465,000       5,356,000
  Net operating loss carryforwards........................    9,798,000      10,910,000
  Capital loss carryforwards..............................    3,017,000       3,017,000
  Postretirement benefits.................................    1,066,000         791,000
  Other, net..............................................     (389,000)       (498,000)
                                                            -----------     -----------
  Total non-current asset.................................   17,957,000      19,576,000
                                                            -----------     -----------
Total deferred tax asset..................................   18,412,000      19,867,000
Less valuation allowance..................................   (6,787,000)     (6,787,000)
                                                            -----------     -----------
Total deferred tax asset -- net...........................  $11,625,000     $13,080,000
                                                            ===========     ===========

     A valuation allowance has been provided for those net operating loss (NOL) carryforwards and temporary differences which are estimated to expire before they are utilized. A full allowance has been provided against the approximately $8.9 million of capital loss carryforwards, because the capital loss carryforwards are estimated to expire before they are utilized ($4.1 million expire in 1999 and $4.8 million expire in 2001). At December 31, 1997, Core Materials had approximately $28.8 million of NOL carryforwards available to offset future taxable income. Such carryforwards reflect income tax losses incurred which will expire as follows:

2007............................................  $13,334,000
2008............................................   10,823,000
2009............................................    3,614,000
2010............................................      638,000
2011............................................      357,000
                                                  -----------
Total...........................................  $28,766,000
                                                  ===========

12.  POSTRETIREMENT BENEFITS

     Core Materials provides postretirement benefits to substantially all of its employees. Costs associated with postretirement benefits include pension expense, postretirement health care and life insurance expense and expense related to contributions to a 401(k) defined contribution plan. In addition, Core Materials also participates in a multi-employer defined benefit plan for its union represented employees. Prior to the Acquisition, Core Materials' employees were participants in various Navistar sponsored pension and postretirement plans. Navistar allocated postretirement benefit costs to Columbus Plastics based upon the number of Columbus Plastics participants and their respective demographic data.

     The Navistar pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the Acquisition. In connection with the Acquisition, Navistar retained responsibility for the vested benefits as of December 31, 1996 and Core Materials agreed to reimburse Navistar for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the

                           CORE MATERIALS CORPORATION
projected benefit obligation and net liability is $147,000 at December 31, 1997 and $128,000 at December 31, 1996, respectively.

     All of Core Materials' union employees are covered under a multi-employer defined benefit pension plan under a collective bargaining agreement. This plan is not administered by Core Materials and contributions are determined in accordance with provisions in the negotiated labor contract. Pursuant to the terms of the Asset Purchase Agreement, Navistar withdrew from the multi-employer plan, and, simultaneously, Core Materials took over Navistar's former responsibilities in regards to the multi-employer plan. Management has been advised by the multi-employer plan's actuary that Navistar's withdrawal from the plan will not result in a withdrawal liability.

     The postretirement plan provides healthcare and life insurance for certain employees upon their retirement along with their spouses and certain dependents and calls for cost sharing between Core Materials, Navistar and the participants in the form of premiums, co-payments and deductibles. Core Materials and Navistar share the cost of benefits for certain employees, pursuant to the Asset Purchase Agreement, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the Acquisition to the period of active service prior to the Acquisition. During 1997, Core Materials and Navistar management reviewed all purchase price adjustments including the initial allocation of the Columbus Plastics December 31, 1996 accumulated postretirement benefit obligation. As a result of this review, Core Materials and Navistar agreed that Core Materials would assume an additional $1,629,000 of accumulated benefit obligations as of December 31, 1996 and Navistar would amend the December 31, 1996 closing balance sheet of Columbus Plastics to reflect this increase in benefit obligation resulting in an equal reduction in the Core Materials Secured Note to Navistar. The reclassification of $1,629,000 between the two long-term liabilities has been recorded to the December 31, 1996 balance sheet to reflect the final purchase price allocation and to present the two years on a comparative basis. In addition, the deferred tax asset related to the additional accumulated benefit obligation has also been recorded in the December 31, 1996 balance sheet as an increase in retained earnings consistent with reverse acquisition accounting. The funded status of other postretirement benefits as of December 31 is as follows:

                                                       1997           1996
                                                    -----------    -----------
Accumulated other postretirement benefit
  obligation......................................  ($2,438,194)   ($1,629,490)
Plan assets.......................................            0              0
                                                    -----------    -----------
Funded status.....................................   (2,438,194)    (1,629,490)
Unrecognized loss.................................      372,663
                                                    -----------    -----------
Net liability.....................................  ($2,065,531)   ($1,629,490)
                                                    ===========    ===========

                           CORE MATERIALS CORPORATION

     The components of expense for all of Core Materials' postretirement benefit plans are as follows:

                                                                    TWO MONTHS
                                    YEAR ENDED      YEAR ENDED        ENDED        YEAR ENDED
                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                       1997            1996            1995           1995
                                   ------------    ------------    ------------    -----------
Pension expense:
  Interest cost..................    $ 10,000
  Corporate allocation...........                   $  229,000       $ 31,000       $229,000
                                     --------       ----------       --------       --------
                                       10,000          229,000         31,000        229,000
                                     --------       ----------       --------       --------
  Defined contribution plan
     contributions...............     160,877               --             --             --
                                     --------       ----------       --------       --------
  Multi-employer plan
     contributions...............     266,962          275,794         45,108        235,098
                                     --------       ----------       --------       --------
Health and life insurance:
  Service cost...................     307,000
  Interest cost..................     130,000
  Corporate allocation...........                      538,000         75,000        393,000
                                     --------       ----------       --------       --------
                                      437,000          538,000         75,000        393,000
                                     --------       ----------       --------       --------
Total postretirement benefits
  expense........................    $874,839       $1,042,794       $151,108       $857,098
                                     ========       ==========       ========       ========

     The discount rate used to determine the accumulated pension benefit obligation and the accumulated other postretirement benefit obligation was 8% and 7% at December 31, 1996 and 1997, respectively. For 1998, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8%. The rate is projected to decrease to 5% by the year 2003 and remain at the level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately 12% and the associated expense recognized for the year ended December 31, 1997 would increase by an estimated 21%.

13.  CORPORATE ALLOCATIONS

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

     The following summarizes the corporate costs (credits) allocated to Columbus Plastics, in the financial statements included herein, which were not budgeted and recorded by Columbus Plastics. The amounts represent adjustments to the budgeted expenses or allocations of Navistar Corporate and Truck Group Marketing and Administrative expenses.

                           CORE MATERIALS CORPORATION

                                                                          TWO MONTHS        YEAR
                                                          YEAR ENDED        ENDED           ENDED
                                                         DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                             1996            1995           1995
                                                         ------------    ------------    -----------
Total cost of sales....................................   $(465,321)      $(111,512)      $(226,128)
                                                          ---------       ---------       ---------
Total selling, general and administrative expense......   $ 434,321       $  65,512       $ 450,128
                                                          ---------       ---------       ---------

14.  RELATED PARTIES

     In connection with the acquisition, Core Materials and Navistar entered into a Supply Agreement and a Transitional Services Agreement (the "Services Agreement"). Under the terms of the Supply Agreement, for a rolling five year period commencing December 31, 1996, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they existed or as they may be improved or modified. However, no minimum quantities of annual production of products or minimum purchase quantities are set forth or implied in the Supply Agreement, and no penalties will be imposed on Navistar for volumes of products actually ordered by Navistar below those quantities forecasted.

     Under the terms of the Services Agreement, Navistar provided certain accounting, payroll, human resources, and office support services to Core Materials and procured insurance on Core Materials' behalf. Core Materials expensed $183,000 for these services in 1997 of which $46,000 had not been paid at December 31, 1997 and was included in accounts payable. Sales to Navistar in 1997 totaled $50,011,000 of which $10,519,000 had not been received at December 31, 1997 and was included in accounts receivable. Core Materials expensed $2,322,000 for interest expense on the Secured Note in 1997, of which $1,135,000 had not been paid on December 31, 1997 and was included in accrued liabilities.

15.  LABOR CONCENTRATION

     At December 31, 1997, Core Materials employed a total of 433 employees, 344 of whom, at its Columbus, Ohio facility, are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). In January 1998, Core Materials announced that a new three year seven-month labor agreement with the IAM had been reached which extends to August 1, 2001.

                           CORE MATERIALS CORPORATION

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and December 31, 1996.

                              1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL YEAR
                              -----------   -----------   -----------   -----------   -----------
DECEMBER 31, 1997
Net sales...................  $16,373,035   $16,659,250   $13,680,033   $18,227,640   $64,939,958
Gross margin................    3,436,610     3,740,893     2,932,016     3,951,111    14,060,630
Income before interest and
  taxes.....................    1,571,841     1,840,556     1,137,033     2,104,596     6,654,026
Net income..................      604,312       766,235       381,960       970,974     2,723,481
Net income per common share:
  Basic.....................  $       .06   $       .08   $       .04   $       .10   $       .29(1)
  Diluted...................  $       .06   $       .08   $       .04   $       .10   $       .28
DECEMBER 31, 1996
Net sales...................  $14,601,362   $13,470,420   $10,846,590   $13,548,437   $52,466,809
Gross margin................    1,393,642       829,458     1,393,878     1,822,258     5,439,236
Income (loss) before
  interest and taxes........       66,730      (420,564)       50,081       850,799       547,046
Net income (2)..............           NA            NA            NA            NA            NA
Net income per common share
  (2).......................           NA            NA            NA            NA            NA

---------------

(1) Sum of the quarters do not add up to total year due to rounding.

(2) Net Income and Net Income Per Share information has been omitted because Core Materials was not a separate stand alone division or subsidiary of Navistar and generally not accounted for separately prior to the Acquisition.

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Core Materials previously reported a change in accountants as required by this Part II, Item 9 in a Form 8-K, as amended by a Form 8-K/A (filed with the Securities and Exchange Commission on January 14, 1997 and January 27, 1997, respectively).

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Part III, Item 10 is incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 1998, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION.

     The information required by this Part III, Item 11 is incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 1998, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Part III, Item 12 is incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 1998, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Part III, Item 13 is incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 1998, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year covered by this report.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) FINANCIAL STATEMENTS

          The following financial statements are included in Part II, Item 8 of this Form 10-K:

        Independent Auditors' Report

        Statement of Income for the Year Ended December 31, 1997 and Statements of Revenues, Direct Expenses and Identified Corporate Expenses Before Interest and Taxes for the Year Ended December 31, 1996, the Two Months Ended December 31, 1995 and the Year Ended October 31, 1995

        Balance Sheets as of December 31, 1997 and 1996

        Statement of Stockholders' Equity for the Year Ended December 31, 1997

        Statement of Cash Flows for the Year Ended December 31, 1997

        Notes to Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule is filed herein:

          Schedule II -- Valuation and Qualifying Accounts and Reserves

        All other schedules are omitted because of the absence of the conditions under which they are required.

     (3) EXHIBITS

          See Index to Exhibits filed herein.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CORE MATERIALS CORPORATION

                                          By   /s/  KENNETH M. SCHMELL

                                            ------------------------------------
                                                     Kenneth M. Schmell
                                              General Manager and Acting Chief
                                                      Executive Officer

Date March   , 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                   SIGNATURE                                          TITLE                           DATE
                   ---------                                          -----                           ----

             /s/ KENNETH M. SCHMELL               General Manager and Acting Chief Executive     March 30, 1998
------------------------------------------------  Officer
               Kenneth M. Schmell

              /s/ KEVIN L. BARNETT                Vice President, Secretary, Treasurer and       March 30, 1998
------------------------------------------------  Chief Financial Officer
                Kevin L. Barnett

              /s/ GERALD L. VOIROL                Controller and Assistant Secretary             March 30, 1998
------------------------------------------------
                Gerald L. Voirol

                       *                          Director                                       March 30, 1998
------------------------------------------------
                Richard R. Conte

                       *                          Director                                       March 30, 1998
------------------------------------------------
               Ralph O. Hellmold

                       *                          Director                                       March 30, 1998
------------------------------------------------
                Thomas M. Hough

                       *                          Director                                       March 30, 1998
------------------------------------------------
                Malcolm M. Prine

                       *                          Director                                       March 30, 1998
------------------------------------------------
                Thomas E. Rigsby

            *By /s/ KEVIN L. BARNETT              Attorney-In-Fact                               March 30, 1998
  -------------------------------------------
                Kevin L. Barnett

                           CORE MATERIALS CORPORATION

                                  SCHEDULE II

     Valuation and qualifying accounts and reserves for the years ended December 31, 1997, and 1996.

     Reserves deducted from asset to which it applies -- allowance for doubtful accounts.

                                                               ADDITIONS
                                                         ----------------------
                                             BALANCE AT  CHARGED TO  CHARGED TO
                                             BEGINNING    COSTS &      OTHER     DEDUCTIONS  BALANCE AT
                                              OF YEAR     EXPENSES    ACCOUNTS      (A)      END OF YEAR
                                             ----------  ----------  ----------  ----------  -----------
Year Ended December 31, 1997...............          --    $140,000          --      $7,000     $133,000
Year Ended December 31, 1996...............          --          --          --          --           --

(A) Amount represents uncollectable accounts written off.

                               INDEX TO EXHIBITS

    EXHIBIT NO.                      DESCRIPTION                                     LOCATION
    -----------                      -----------                                     --------
    2(a)(1)      Asset Purchase Agreement dated as of September 12,   Incorporated by reference to Exhibit
                 1996, as amended October 31, 1996, between Navistar  2-A to Registration Statement on Form
                 and RYMAC(1)                                         S-4 (Registration No. 333-15809)
    2(a)(2)      Second Amendment to Asset Purchase Agreement dated   Incorporated by reference to Exhibit
                 December 16, 1996(1)                                 2.1.1 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996
    2(b)(1)      Agreement and Plan of Merger dated as of November    Incorporated by reference to Exhibit
                 1, 1996, between Core Materials and RYMAC            2-B to Registration Statement on Form
                                                                      S-4 (Registration No. 333-15809)
    2(b)(2)      First Amendment to Agreement and Plan of Merger      Filed Herein
                 dated as of December 27, 1996 between Core
                 Materials and RYMAC
    3(a)(1)      Certificate of Incorporation of Core Materials       Incorporated by reference to Exhibit
                 Corporation as filed with the Secretary of State of  4(a) to Registration Statement on Form
                 Delaware on October 8, 1996                          S-8, (Registration No. 333-29203)
    3(a)(2)      Certificate of Amendment of Certificate of           Incorporated by reference to Exhibit
                 Incorporation of Core Materials Corporation as       4(b) to Registration Statement on Form
                 filed with the Secretary of State of Delaware on     S-8 (Registration No. 333- 29203)
                 November 6, 1996
    3(a)(3)      Certificate of Incorporation of Core Materials       Incorporated by reference to Exhibit
                 Corporation, reflecting amendments through November  4(c) to Registration Statement on Form
                 6, 1996 [for purposes of compliance with Securities  S-8 (Registration No. 333-29203)
                 and Exchange Commission filing requirements only]
    3(b)         By-Laws of Core Materials Corporation                Incorporated by reference to Exhibit
                                                                      3-C to Registration Statement on Form
                                                                      S-4 (Registration No. 333-15809)
    4(a)(1)      Certificate of Incorporation of Core Materials       Incorporated by reference to Exhibit
                 Corporation as filed with the Secretary of State of  4(a) to Registration Statement on Form
                 Delaware on October 8, 1996                          S-8 (Registration No. 333-29203)
    4(a)(2)      Certificate of Amendment of Certificate of           Incorporated by reference to Exhibit
                 Incorporation of Core Materials Corporation as       4(b) to Registration Statement on Form
                 filed with the Secretary of State of Delaware on     S-8 (Registration No. 333- 29203)
                 November 6, 1996
    4(a)(3)      Certificate of Incorporation of Core Materials       Incorporated by reference to Exhibit
                 Corporation, reflecting amendments through November  4(c) to Registration Statement on Form
                 6, 1996 [for purposes of compliance with Securities  S-8 (Registration No. 333-29203)
                 and Exchange Commission filing requirements only]

    EXHIBIT NO.                      DESCRIPTION                                     LOCATION
    -----------                      -----------                                     --------
    4(b)         By-Laws of Core Materials Corporation                Incorporated by reference to Exhibit
                                                                      3-C to Registration Statement on Form
                                                                      S-4 (Registration No. 333-15809)
    10(a)(1)     Core Materials Corporation Secured Promissory Note   Incorporated by reference to Exhibit
                                                                      10.1 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996
    10(a)(2)     Amendment No. 1 to Secured Promissory Note           Incorporated by reference to Exhibit
                                                                      10.1.1 to Annual Report on Form 10-K
                                                                      for the year-ended December 31, 1996
    10(b)        Comprehensive Supply Agreement                       Incorporated by reference to Exhibit
                                                                      10.2 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996
    10(c)        Transitional Services Agreement                      Incorporated by reference to Exhibit
                                                                      10.3 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996
    10(d)        Registration Rights Agreement                        Incorporated by reference to Exhibit
                                                                      10.4 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996
    10(e)        Loan Agreement                                       Filed Herein
    10(f)        Master Equipment Lease Agreement(2)                  Filed Herein
    10(g)        Long Term Equity Incentive Plan(3)                   Incorporated by reference to Exhibit
                                                                      4(e) to Registration Statement on Form
                                                                      S-8 (Registration No. 333-29203)
    10(h)        1995 Stock Option Plan(3)                            Incorporated by reference to Exhibit
                                                                      10.6 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996
    10(i)        1997 Informal Cash Profit Sharing Plan(3)            Filed Herein
    10(j)        Letter Agreement Regarding Severance Pay to Richard  Incorporated by reference to Exhibit
                 R. Conte(3)                                          10.7 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996
    10(k)        Letter Agreement with Hellmold Associates, Inc.      Incorporated by reference to Exhibit
                 dated November 1, 1995, as amended April 10, 1996    10.8 to Annual Report on Form 10-K for
                 and July 18, 1996(3)                                 the year-ended December 31, 1996
    10(l)        Oral Compensation Agreement with Malcolm M.          Incorporated by reference to Exhibit
                 Prine(3)                                             10.9 to Annual Report on Form 10-K for
                                                                      the year-ended December 31, 1996

    EXHIBIT NO.  DESCRIPTION                                         LOCATION
    -----------  -----------                                         --------
    11           Computation of Net Income per Share                  Exhibit 11 is omitted because the
                                                                      required information is included in the
                                                                      Notes to Financial Statements in Part II,
                                                                      Item 8 of this Annual Report on Form 10-K

    23           Consent of Independent Auditors                      Filed Herein

    24           Powers of Attorney                                   Filed Herein

    27           Financial Data Schedule                              Filed Herein

(1) The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. The Company will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

(2) The Master Equipment Lease, as filed in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including, addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. The Company will provide any omitted schedule to the Securities and Exchange Commission upon request.

(3) Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.