Form 10-Q
period 1998-03-31
CORE MATERIALS CORP
filed 1998-05-15
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from               to
                                      ---------------  ---------------


                        Commission File Number 001-12505

                           CORE MATERIALS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       31-1481870
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
incorporation or organization)

         800 Manor Park Drive, P.O. Box 28183
         Columbus, Ohio                                      43228-0183
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code  (614) 870-5000
                                                    --------------

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    NO  [ ]

         As of March 31, 1998, the latest practicable date, 9,612,580 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1

                           CORE MATERIALS CORPORATION
                                  BALANCE SHEET


                                                                               MARCH 31,             DECEMBER 31,
                                                                                 1998                    1997
                                                                           ----------------       -----------------
                                                                             (UNAUDITED)
ASSETS

Cash                                                                          $    515,775              $   100,356
Mortgage-back security investment                                                2,972,501
                                                                                                          3,217,349
Accounts receivable (less allowance for doubtful accounts:
    March 31, 1998 - $105,000; December 31, 1997 - $133,000                     16,158,253               14,306,101
Inventories:
    Work in process                                                              1,546,842                1,163,611
    Stores                                                                       1,804,046                2,143,108
                                                                               -----------             -----------
        Total inventories                                                        3,350,888                3,306,719
Deferred tax asset
                                                                                   455,002                  455,002
Prepaid expenses and other current assets
                                                                                   474,823                  307,059
                                                                               -----------             -----------
        Total current assets                                                    23,927,242               21,692,586

Property, plant and equipment                                                   37,959,909
                                                                                                         34,971,001
Accumulated depreciation                                                       (10,730,510)             (10,293,834)
                                                                               -----------             -----------
Property, plant and equipment - net                                             27,229,399              24,677,167
Deferred tax asset - net                                                        10,627,974              11,170,190
                                                                               -----------             -----------

TOTAL                                                                          $61,784,615             $57,539,943
                                                                               ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Accounts payable                                                               $ 9,436,015             $ 8,140,802
Notes payable -- Banks                                                           6,519,470               3,997,120
Accrued liabilities:
    Compensation and related benefits                                            1,916,199               2,066,488
    Interest                                                                       396,985               1,149,061
    Other accrued liabilities                                                    1,847,587               1,776,856
                                                                               -----------             -----------
    Total current liabilities                                                   20,116,256              17,130,327

Secured note payable                                                            18,821,841              18,821,841
Deferred long-term gain                                                          2,944,241               3,018,331
Postretirement benefits liability                                                2,669,455               2,474,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                     96,126                  96,133
    Outstanding shares:  March 31 - 9,612,580
    Outstanding shares:  December 31 - 9,613,281
Paid-in capital                                                                 16,064,835              16,049,861
Retained earnings (deficit)                                                      1,071,861                 (50,917)
                                                                               -----------             -----------
    Total stockholders' equity                                                  17,232,822              16,095,077
                                                                               -----------             -----------

TOTAL                                                                          $61,784,615             $57,539,943
                                                                               ===========             ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                        -----------------------------------------

                                                                             1998                     1997
                                                                        ----------------        -----------------
NET SALES:
  Navistar                                                                $16,101,584             $10,460,156
  Yamaha                                                                    4,120,053               5,209,844
  Other                                                                       367,169                 703,035
                                                                          -----------             -----------
        Total Sales                                                        20,588,806              16,373,035
                                                                          -----------             -----------

Cost of Sales                                                              16,146,549              12,700,902
Postretirement benefits expense                                               233,763                 235,523
                                                                          -----------             -----------
        Total cost of sales                                                16,380,312              12,936,425
                                                                          -----------             -----------

GROSS MARGIN                                                                4,208,494               3,436,610
                                                                          -----------             -----------

Selling, general and administrative expense                                 1,963,346               1,794,447
Postretirement benefits expense                                                34,294                  70,322
                                                                          -----------             -----------
        Total selling, general and administrative expense                   1,997,640               1,864,769

Other income (expense)                                                           (318)                      -
                                                                          -----------             -----------

INCOME BEFORE INTEREST AND TAXES                                            2,210,536               1,571,841

Interest income
                                                                               61,222                  59,117
Interest expense
                                                                             (368,744)               (606,701)
                                                                          -----------             -----------

INCOME BEFORE INCOME TAXES                                                  1,903,014               1,024,257

Income taxes:
   Current                                                                    238,020                 101,359
   Deferred                                                                   542,216                 318,586
                                                                          -----------             -----------
        Total income taxes                                                    780,236                 419,945
                                                                          -----------             -----------

NET INCOME                                                                $ 1,122,778             $   604,312
                                                                          ===========             ===========

NET INCOME PER COMMON SHARE:
    Basic                                                                 $      0.12             $      0.06
                                                                          ===========             ===========
    Diluted                                                               $      0.11             $      0.06
                                                                          ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                                   9,612,930               9,494,683
                                                                          ===========             ===========
    Diluted                                                                10,032,816               9,605,651
                                                                          ===========             ===========


See notes to financial statements

                           CORE MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                                 TOTAL
                                  COMMON STOCK OUTSTANDING               PAID-IN            RETAINED         SHAREHOLDERS
                                 SHARES              AMOUNT              CAPITAL            EARNINGS            EQUITY
                            -----------------    ----------------    ----------------    ---------------    --------------
BALANCE AT DECEMBER 31, 1997     9,613,281          $96,133            $16,049,861       $  (50,917)          $16,095,077

Net Income                                                                                1,122,778             1,122,778
Amortization of deferred
stock compensation                                                          14,967                                 14,967

Other
                                      (701)              (7)                     7                0                     0

                                 ---------          -------            -----------       ----------           -----------
BALANCE AT MARCH 31, 1998        9,612,580          $96,126            $16,064,835       $1,071,861           $17,232,822
                                 =========          =======            ===========       ==========           ===========


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          THREE MONTHS             THREE MONTHS
                                                                              ENDED                   ENDED
                                                                         MARCH 31, 1998           MARCH 31, 1997
                                                                         --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $1 ,122,778              $  604,312
Adjustments to reconcile net income to net cash provided by
     operating activities:
         Depreciation                                                         438,442                 583,107
         Deferred income taxes                                                542,216                 318,586
         Loss on disposal of assets                                               318                       -
         Amortization of gain on sale/leaseback transaction                   (74,090)                      -
         Compensation expense on stock awards                                  14,967                   5,253
         Change in operating assets and liabilities:
                  Increase in accounts receivable                          (1,852,152)             (7,854,027)
                  (Increase)/decrease in inventories                          (44,169)                370,299
                  (Increase)/decrease in prepaid and other assets            (167,764)                 44,469
                  Increase in accounts payable                              1,295,213               5,062,616
                  Increase/(decrease) in accrued and other liabilities       (831,634)              1,406,755
                  Increase in postretirement benefits liability               195,088                 239,101
                                                                          -----------              ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     639,213                 780,471
                                                                          -----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (2,990,992)               (195,254)
Payments on mortgage-backed security investment                               244,848                  47,349
                                                                          -----------              ----------
NET CASH USED BY INVESTING ACTIVITIES                                      (2,746,144)               (147,905)
                                                                          -----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit                                             2,522,350                       -
                                                                          -----------              ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,522,350                       -
                                                                          -----------              ----------
NET INCREASE IN CASH                                                          415,419                 632,566
CASH AT BEGINNING OF PERIOD                                                   100,356                 590,212
                                                                          -----------              ----------
CASH AT END OF PERIOD                                                     $   515,775              $1,222,778
                                                                          ===========              ==========
CASH PAID FOR:
         Interest                                                         $1, 120,819              $   16,421
                                                                          ===========              ==========
         Income Taxes                                                     $   228,000                       -
                                                                          ===========              ==========

See notes to financial statements.

                           CORE MATERIALS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at March 31, 1998, and the results of operations and cash flows. The "Notes to Financial Statements" which are contained in the 1997 Annual Report to shareholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1998.

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

         On December 31, 1996, RYMAC merged into its wholly owned subsidiary, Core Materials, by converting each outstanding common share of RYMAC into the right to receive one common share of Core Materials, with Core Materials as the surviving corporation and continuing registrant. Simultaneously, on December 31, 1996, Core Materials purchased substantially all of the assets and assumed certain liabilities of Columbus Plastics (the "Acquisition").

         Core Materials produces compression Sheet Molding Composite ("SMC") fiberglass reinforced plastic parts. Core Materials has two principal customers, Navistar and Yamaha Motor Manufacturing Corporation ("Yamaha").


2. COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. The Company does not have any items of comprehensive income other than net income; therefore, total comprehensive income amounted to $1,122,778 and $604,312 for March 31, 1998 and 1997, respectively.


3. NEW ACCOUNTING STANDARDS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans which will require adoption no later than December 31, 1998. This standard expands or modifies disclosure and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

4. EARNINGS PER COMMON SHARE

          The Company presents earnings per common share in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but includes the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three months ended March 31, 1998, weighted average shares increased for the computation of diluted income per share by 419,886 due to the effect of stock options, which reduced net income per share by $0.01 In calculating net income per share for the three months ended March 31, 1997, weighted average shares increased for the computation of diluted income per share by 110,968 due to the effect of stock options, which had no appreciable effect on net income per share.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption, constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on two major customers, new technologies, the year 2000 systems issue, start-up of the Company's South Carolina facility, regulatory requirements, labor relations, the loss or inability to attract key personnel, construction delays, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

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

         At the time of the acquisition of Columbus Plastics, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Navistar agreed to purchase from Core Materials, and Core Materials agreed to sell to Navistar at negotiated prices, which approximate fair value, all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process for components then being manufactured by Core Materials and detailed in the Comprehensive Supply Agreement.


RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Net sales for the three months ended March 31, 1998, totaled $20,589,000 up 26% from the $16,373,000 reported for the three months ended March 31, 1997. Sales to Navistar increased 54% to $16,102,000 from $10,460,000 for the three months ended March 31, 1997. The increase in sales to Navistar was the result of an increase in Navistar's sales of medium and heavy trucks. Sales to Yamaha decreased for the three months ended March 31, 1998 by 21% to $4,120,000 compared with $5,210,000 for the three months ended March 31, 1997. The decrease in sales to Yamaha is primarily due to Yamaha's production slowdown as a result of the maturing of the personal watercraft market.

    "Other" sales for the three months ended March 31, 1998, decreased 48% to $367,000 from $703,000 for the three months ended March 31, 1997. The reduction in sales was primarily the result of reduced sales to General Motors for electric car components and some reduction in the sales of sheet molding composite to SMC molding companies.

    Gross margin was 20% of sales for the three months ended March 31, 1998 compared with 21% for the three months ended March 31, 1997. The decreased gross margin as a percent of sales, 21% to 20%, is primarily due to the increase in lease expenses on production equipment. In December 1997, Core Materials entered into a sale-leaseback arrangement with a financial institution. Equipment consisting primarily of SMC presses with a book value of $8,619,000 was sold for $12,000,000 and leased back under a 10 year lease agreement. The proceeds from this transaction were used to reduce a portion of the principal on the Secured Note payable due to Navistar.

    Selling, general and administrative expenses (SG&A) totaled $1,998,000 for the three months ended March 31, 1998 increasing from $1,865,000 for the three months ended March 31, 1997. The increase over the 1997 amounts is primarily due to the addition of a second plant in Gaffney, South Carolina. This second plant provides additional capacity to support the production requirements of current customers and opportunity for growth. The Gaffney plant began molding and assembly operations in early 1998.

     Interest income for the three months ended March 31, 1998 totaled $61,000 increasing slightly from the $59,000 for the three months ended March 31, 1997. Interest expense totaled $369,000 for the three months ended March 31, 1998 decreasing from $607,000 for the three months ended March 31, 1997. The decrease in interest expense from 1997 is the result of a $213,000 reduction in interest on the Secured Note payable to Navistar, resulting from the principal pay down discussed above and a $125,000 increase in interest capitalized related to capital projects under construction partially offset by a $100,000 increase in interest on the revolving line of credit.

    Income taxes for the three months ended March 31, 1998 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments related to the three months ended March 31, 1998 are estimated to be approximately $238,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended March 31, 1998 was $1,123,000 or $.12 per basic and $.11 per diluted share, an increase of $519,000 or 86% over the net income for the three months ended March 31, 1997 of $604,000 or $.06 per basic and diluted share. The increase in net income was primarily the result of increased sales as detailed above.



LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at March 31, 1998 decreased $751,000 from the working capital at December 31, 1997. The primary reason for the decrease in working capital is the increase in short term notes of $2,522,000, representing borrowings on the Company's revolving line of credit which has been used as an interim financing resource to fund the construction of the Company's new facility in South Carolina and certain other capital projects. Accounts receivable increased by $1,852,000 and accounts payable increased by $1,295,000 from the December 31, 1997 levels. The primary cause for both the receivables and payables increase is the increase in sales volume for the first quarter of 1998. The reduction in interest payable of $752,000 is primarily the result of interest paid to Navistar in January 1998, for interest accrued through the last half of 1997 on the Secured Note payable. Property additions of $2,989,000 primarily relate to the acquisition of equipment for the Gaffney, South Carolina facility.


    In the fourth quarter of 1997, Core Materials entered into a comprehensive financing arrangement with a financial institution. Under this arrangement, the financing institution committed to provide Core Materials the following credit facilities: 1.) a $7,500,000 variable rate revolving line of credit; 2.) a $12,000,000 sale-leaseback arrangement on certain machinery and equipment; 3.) a $7,500,000 letter of credit to support the issuance of an Industrial Revenue Bond and 4.) $5,500,000 for equipment leases.

    In December 1997, Core Materials closed on the line of credit which is being used for working capital purposes and to temporarily fund capital expenditures related to the Company's South Carolina expansion. Also in December, the Company entered into the sale-leaseback agreement, the proceeds of which were used to pay down the Secured Note payable to Navistar.

    The Industrial Revenue Bond and equipment leases will be used to provide permanent financing for Core Materials' new facility and equipment in South Carolina. The Company expects to close on these facilities in the second quarter of 1998, the proceeds of which will primarily be used to pay down existing debt under the revolver and Secured Note.

    Management believes that internally generated funds from operations, along with the current and future financings discussed above, will be sufficient to fund anticipated capital requirements.



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

         The date on which Core Materials believes it will complete the Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         In addition, Core Materials will communicate with others with whom it does significant business to determine its Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company.

MANAGEMENT'S OUTLOOK

         The Company will continue to focus significant efforts on serving its current customers and obtaining new business for both its Ohio and South Carolina operations. Recently, these efforts have resulted in a new relationship with Case Corporation ("Case"), a leading manufacturer of agricultural equipment. In April 1998, Core Materials began manufacturing SMC tractor roof assemblies for Case's Racine, Wisconsin facility. Core Materials expects to expand this relationship to other Case products.

         The addition of Case, along with the previously announced addition of residential door products for Caradon Doors and Windows Inc.'s, Peachtree division, represent important steps towards Core Material's objective of obtaining new customers and diversifying its product base.

         Core Materials' management is pleased with the results of the first quarter. For the balance of the year, management anticipates that the Company's year over year results will be less favorable than achieved in the first quarter. This is primarily due to the effects of normal seasonality and cyclicality experienced in sales to Navistar and Yamaha along with the additional costs expected to be incurred from the start up of the Company's new facility in South Carolina.

                         PART I - FINANCIAL INFORMATION

                                     Item 3

Quantitative and Qualitative Disclosures About Market Risk

     The disclosures required under this Part I, Item 3 are omitted pursuant to the General Instructions to Item 305 at Regulation S-K, because this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, does not contain financial statements for fiscal years ended after June 15, 1998.

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No submission of matters to a vote of security holders occurred for the three months ended March 31, 1998.

    ITEM 5.       OTHER INFORMATION
                  None


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits:

                  See Index to Exhibits

                  REPORTS ON FORM 8-K:
                  None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CORE MATERIALS CORPORATION



Date:    May 14, 1998              By:   ________________________________
         ------------                    Kenneth M. Schmell
                                         General Manager and
                                         Acting Chief Executive Officer




Date:    May 14, 1998              By:   ________________________________
         ------------                    Kevin L. Barnett
                                         Vice President, Treasurer and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS


  Exhibit No.     Description                               Location
  -----------     -----------                               --------

    3(a)(1)       Certificates of Incorporation of          Incorporated by
                  Core Materials Corporation                reference to Exhibit
                  as filed with the Secretary of State      4(a) to Registration
                  of Delaware on October 8, 1996            Statement on Form
                                                            S-8, (Registration
                                                            No. 333-29203)

    3(a)(2)       Certificate of Amendment of               Incorporated by
                  Certificate of Incorporation              reference to Exhibit
                  of Core Materials Corporation             4(b) to Registration
                  as filed with the Secretary of State      Statement on Form
                  of Delaware on November 6, 1996           S-8 (Registration
                                                            No. 333-29203)

    3(a)(3)       Certificate of Incorporation of Core      Incorporated by
                  Materials Corporation, reflecting         reference to Exhibit
                  amendments through November 6,            4(c) to Registration
                  1996 [for purposes of compliance          Statement on Form
                  with Securities and Exchange              S-8 (Registration
                  Commission filing requirements only]      No. 333-29203)


    3(b)          By-Laws of Core Materials                 Incorporated by
                  Corporation                               reference to Exhibit
                                                            3(c) to Registration
                                                            Statement on Form
                                                            S-4 (Registration
                                                            No. 333-15809)

    4(a)(1)       Certificates of Incorporation of          Incorporated by
                  Core Materials Corporation                reference to Exhibit
                  as filed with the Secretary of State      4(a) to Registration
                  of Delaware on October 8, 1996            Statement on Form
                                                            S-8, (Registration
                                                            No. 333-29203)

    4(a)(2)       Certificate of Amendment of               Incorporated by
                  Certificate of Incorporation              reference to Exhibit
                  of Core Materials Corporation             4(b) to Registration
                  as filed with the Secretary of State      Statement on Form
                  of Delaware on November 6, 1996           S-8 (Registration
                                                            No. 333-29203)

    4(a)(3)       Certificate of Incorporation of Core      Incorporated by
                  Materials Corporation, reflecting         reference to Exhibit
                  amendments through November 6,            4(c) to Registration
                  1996 [for purposes of compliance          Statement on Form
                  with Securities and Exchange              S-8 (Registration
                  Commission filing requirements only]      No. 333-29203)

    4(b)          By-Laws of Core Materials                 Incorporated by
                  Corporation                               reference to Exhibit
                                                            3(c) to Registration
                                                            Statement on Form
                                                            S-4 (Registration
                                                            No. 333-15809)

    11            Computation of Net Income Per Share       Exhibit 11 omitted
                                                            because required
                                                            information is
                                                            included in Notes to
                                                            Financial Statement.

    27            Financial Data Schedule                   Filed Herein