Form 10-Q
period 1998-06-30
CORE MATERIALS CORP
filed 1998-08-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended    June 30, 1998
                                                            ------------------
                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from              to
                                                 ------------     ------------


                       Commission File Number  001-12505

                           CORE MATERIALS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             31-1481870
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 incorporation or organization)

         800 Manor Park Drive, P.O. Box 28183
         Columbus, Ohio                                      43228-0183
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code  (614) 870-5000
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

                           Yes  [ X  ]               NO  [   ]

         As of August 7, 1998, the latest practicable date, 9,779,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1

                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                  BALANCE SHEET


                                                                        JUNE 30,                DECEMBER 31,
                                                                          1998                      1997
                                                                          ----                      ----
ASSETS                                                                (unaudited)

Cash                                                                  $  1,136,006             $    100,356
Mortgage-back security investment                                        2,961,657                3,217,349
Accounts receivable (less allowance for doubtful accounts:
    June 30, 1998-$105,000; December 31, 1997-$133,000)                 15,362,280               14,306,101
Inventories:
    Work in process                                                      1,950,415                1,163,611
    Stores                                                               1,428,971                2,143,108
                                                                      ------------             ------------
        Total inventories                                                3,379,386                3,306,719
Deferred tax asset                                                         455,002                  455,002

Prepaid expenses and other current assets                                  515,528                  307,059
                                                                      ------------             ------------
        Total current assets                                            23,809,859               21,692,586

Property, plant and equipment                                           39,998,612               34,971,001
Accumulated depreciation                                               (11,179,719)             (10,293,834)
                                                                      ------------             ------------
Property, plant and equipment - net                                     28,818,893               24,677,167
Deferred tax asset - net                                                10,136,245               11,170,190
Other                                                                      154,540                       --
                                                                      ------------             ------------

TOTAL                                                                 $ 62,919,537             $ 57,539,943
                                                                      ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Notes payable -- Bank                                                 $  3,819,470             $  3,997,120
Current portion of long-term debt                                          270,000                       --

Accounts payable                                                         7,403,940                8,140,802
Accrued liabilities:
    Compensation and related benefits                                    2,528,677                2,066,488
    Interest                                                                48,059                1,149,061
    Other accrued liabilities                                            1,787,313                1,776,856
                                                                      ------------             ------------
Total current liabilities                                               15,857,459               17,130,327

Long term debt - less current portion                                   23,051,841               18,821,841
Deferred long-term gain                                                  2,870,151                3,018,331
Postretirement benefits liability                                        2,723,265                2,474,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value,
Authorized shares - 20,000,000;
                                                                            97,797                   96,133
    Outstanding shares:  June 30, 1998 - 9,779,680
    Outstanding shares:  December 31, 1997 - 9,613,281
Paid-in capital                                                         16,226,232               16,049,861
Retained earnings (deficit)                                              2,092,792                  (50,917)
                                                                      ------------             ------------
    Total stockholders' equity                                          18,416,821               16,095,077
                                                                      ------------             ------------

TOTAL                                                                 $ 62,919,537             $ 57,539,943
                                                                      ============             ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                JUNE 30                                    JUNE 30
                                                    -------------------------------           -------------------------------
                                                        1998                1997                 1998                 1997
                                                        ----                ----                 ----                 ----
NET SALES:
     Navistar                                      $ 15,923,784         $ 13,640,884         $ 32,025,368         $ 24,101,040
     Yamaha                                           2,670,900            2,792,501            6,790,953            8,002,345
     Other                                              555,072              225,865              922,241              928,900
                                                    ------------         ------------         ------------         ------------
               Total Sales                           19,149,756           16,659,250           39,738,562           33,032,285
                                                   ------------         ------------         ------------         ------------

Cost of Sales                                        14,765,815           12,724,752           30,912,364           25,425,654
Postretirement benefits expense                         252,455              193,605              486,218              429,128
                                                   ------------         ------------         ------------         ------------
               Total cost of sales                   15,018,270           12,918,357           31,398,582           25,854,782
                                                   ------------         ------------         ------------         ------------

GROSS MARGIN                                          4,131,486            3,740,893            8,339,980            7,177,503
                                                   ------------         ------------         ------------         ------------

Selling, general and administrative expense           1,986,248            1,822,765            3,949,594            3,617,212
Postretirement benefits expense                          36,029               54,339               70,323              124,661
                                                   ------------         ------------         ------------         ------------
               Total selling, general and             2,022,277            1,877,104            4,019,917            3,741,873
               administrative expense

Other expense
                                                             --              (23,233)                (318)             (23,233)
                                                   ------------         ------------         ------------         ------------

INCOME BEFORE INTEREST AND TAXES                      2,109,209            1,840,556            4,319,745            3,412,397

Interest income                                          56,292               59,150              117,514              118,267
Interest expense                                       (435,447)            (601,004)            (804,191)          (1,207,705)
                                                   ------------         ------------         ------------         ------------

INCOME BEFORE INCOME TAXES                            1,730,054            1,298,702            3,633,068            2,322,959

Income taxes:
     Current                                            217,394              135,684              455,414              237,043
     Deferred                                           491,729              396,783            1,033,945              715,369
                                                   ------------         ------------         ------------         ------------
               Total income taxes                       709,123              532,467            1,489,359              952,412
                                                   ------------         ------------         ------------         ------------

NET INCOME                                         $  1,020,931         $    766,235         $  2,143,709         $  1,370,547
                                                   ============         ============         ============         ============

NET INCOME PER COMMON SHARE:
     Basic                                         $       0.11         $       0.08         $       0.22         $       0.14
                                                   ============         ============         ============         ============
     Diluted                                       $       0.10         $       0.08         $       0.21         $       0.14
                                                   ============         ============         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                            9,654,230            9,565,116            9,633,581            9,529,900
                                                   ============         ============         ============         ============
     Diluted                                         10,126,786            9,672,989           10,079,802            9,639,320
                                                   ============         ============         ============         ============


See notes to financial statements

                           CORE MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                                       TOTAL
                                       COMMON STOCK OUTSTANDING              PAID-IN             RETAINED           STOCKHOLDERS'
                                       SHARES             AMOUNT             CAPITAL             EARNINGS              EQUITY
                                       ------             ------             -------             --------              ------

BALANCE AT JANUARY 1, 1998            9,613,281          $ 96,133          $16,049,861         $   (50,917)         $16,095,077

Net Income                                                                                       2,143,709            2,143,709

Amortization of deferred
stock compensation                                                              29,215                                   29,215

Issuance of stock under
stock option plans                      167,600             1,676              147,144                                  148,820

Other                                    (1,201)              (12)                  12
                                      =========          ========          ===========         ===========          ===========
BALANCE AT JUNE 30, 1998              9,779,680          $ 97,797          $16,226,232         $ 2,092,792          $18,416,821
                                      =========          ========          ===========         ===========          ===========


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                             -----------------------------------
                                                                                1998                     1997
                                                                             ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $ 2,143,709             $ 1,370,547
Adjustments to reconcile net income to net cash provided by
        operating activities:
         Depreciation                                                            887,651               1,194,890
         Deferred income taxes                                                 1,033,945                 715,369

         Loss on disposal of assets                                                  318                  24,052

         Amortization of gain on sale/leaseback transaction                     (148,180)

         Compensation expense on stock awards                                     29,215                  21,153

         Change in operating assets and liabilities:
                  Increase in accounts receivable                             (1,056,179)             (8,360,937)

                  (Increase)/decrease in inventories                             (72,667)                701,566

                  (Increase)/decrease in prepaid and other assets               (129,133)                319,544

                  (Decrease)/increase in accounts payable                       (736,862)              4,740,193

                  (Decrease)/increase in accrued and other                      (628,356)              1,649,368
                  liabilities
                  Increase in postretirement benefits liability                  248,898                 421,705
                                                                             -----------             -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,572,359               2,797,450
                                                                             -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (5,029,695)             (2,804,498)
Payments on mortgage-backed security investment                                  255,692                  58,735
Proceeds from sale of property and equipment                                          --                  12,500
                                                                             -----------             -----------
NET CASH USED BY INVESTING ACTIVITIES                                         (4,774,003)             (2,733,263)
                                                                             -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit                                                6,419,470               3,650,000

Payments on line-of-credit                                                    (6,597,120)             (3,650,000)

Payments on secured note payable                                              (3,000,000)                     --

Proceeds from industrial revenue bonds                                         7,500,000                      --

Issuance costs for industrial revenue bonds                                     (233,876)                     --

Proceeds from exercise of stock options                                          148,820                  37,500
                                                                             -----------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      4,237,294                  37,500
                                                                             -----------             -----------
NET INCREASE IN CASH                                                           1,035,650                 101,687

CASH AT BEGINNING OF PERIOD                                                      100,356                 590,212
                                                                             -----------             -----------
CASH AT END OF PERIOD                                                        $ 1,136,006             $   691,899
                                                                             ===========             ===========
CASH PAID FOR:
         Interest                                                            $ 1,889,111             $ 1,205,403
                                                                             ===========             ===========
         Income Taxes                                                        $   375,000             $    45,000
                                                                             ===========             ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at June 30, 1998, and the results of its operations and its cash flows. The "Notes to Financial Statements" which are contained in the 1997 Annual Report to shareholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1998.

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

         On December 31, 1996, RYMAC merged into its wholly owned subsidiary, Core Materials, by converting each outstanding common share of RYMAC into the right to receive one common share of Core Materials, with Core Materials as the surviving corporation and continuing registrant. Simultaneously, on December 31, 1996, Core Materials purchased substantially all of the assets and assumed certain liabilities of Columbus Plastics.

         Core Materials produces compression Sheet Molding Composite ("SMC") fiberglass reinforced plastic parts. Core Materials has two principal customers, Navistar and Yamaha Motor Manufacturing Corporation ("Yamaha").


2.  RESTRICTED CASH

         Included in cash at June 30, 1998, is $401,770 which is restricted pursuant to the terms of the Industrial Revenue Bond noted below. This restriction will be removed as Core Materials incurs qualified expenditures related to the project for which the bond was issued.


3. LONG-TERM DEBT

         In May, 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April, 2013. Principal is payable beginning in July, 1998. Total principal maturities by year are: 1998 - $130,000; 1999 - $285,000; 2000 - $305,000; 2001 - $330,000; 2002 - $355,000; 2003 - $390,000;
and thereafter - $5,705,000.

         In conjunction with the IRB, in June 1998, Core Materials entered into an interest rate swap agreement with a commercial bank. This agreement effectively converts the variable rate IRB to fixed interest debt. Under this agreement, Core Materials will pay a fixed rate of 4.89% to the bank and will receive 76% of the 30 day commercial paper rate. The difference to be paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term matches the payment schedule on the IRB with final maturity in April 2013. While Core Materials is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

         As security for the for the IRB, Core Materials obtained a letter of credit in the amount of $7,726,028, from a commercial bank. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and is secured by a lien and security interest in all of Core Materials' business assets. The letter of credit expires in April, 2003.


4. COMPREHENSIVE INCOME

         Core Materials adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. Core Materials does not have any items of comprehensive income other than net income; therefore, total comprehensive income amounted to $1,020,931 and $766,235 for the three months ended June 30, 1998 and 1997, respectively; total comprehensive income amounted to $2,143,709 and $1,370,547 for the six months ended June 30, 1998 and 1997, respectively.


5. NEW ACCOUNTING  STANDARDS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans which will require adoption no later than December 31, 1998. This standard expands or modifies disclosure and, accordingly, will have no impact on Core Materials' reported financial position, results of operations and cash flows.


6. EARNINGS PER COMMON SHARE

         Core Materials presents earnings per common share in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and six months ended June 30, 1998, weighted average shares increased for the computation of diluted income per share by 472,556 and 446,221 shares, respectively, due to the effect of stock options; this effect reduced net income per share by $0.01 and $0.01 for the three and six months ended June 30, 1998, respectively. In calculating net income per share for the three and six months ended June 30, 1997, weighted average shares increased for the computation of diluted income per share by 107,873 and 109,420, respectively, due to the effect of stock options, which had no appreciable effect on net income per share.

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


RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Net sales for the three months ended June 30, 1998, totaled $19,150,000 up 15% from the $16,659,000 reported for the three months ended June 30, 1997. Sales to Navistar increased 17% to $15,924,000 from $13,641,000 for the three months ended June 30, 1997. The increase in sales to Navistar was the result of an increase in Navistar's sales of medium and heavy trucks. Sales to Yamaha decreased for the three months ended June 30, 1998 by 4% to $2,671,000 compared with $2,793,000 for the three months ended June 30, 1997. The minimal decrease in sales to Yamaha is primarily due to Yamaha's production slowdown as a result of the maturing of the personal watercraft market.

    "Other" sales for the three months ended June 30, 1998, increased 146% to $555,000 from $226,000 for the three months ended June 30, 1997. The increase in other sales was primarily the result of sales to a new customer, Case Corporation, a leading manufacturer of agricultural equipment; in May 1998, Core Materials began manufacturing SMC tractor roof assemblies for Case Corporation's Racine, Wisconsin facility.

    Gross Margin was 21.6% of sales for the three months ended June 30, 1998 compared with 22.5% for the three months ended June 30, 1997. This decline in margins is primarily the result of changes in product mix and increased usage of production process supplies. Also impacting gross margin was the effect of increased lease expenses associated with the December 1997 sale leaseback transaction. As previously noted, Core Materials sold various items of production equipment and leased the items back under an operating lease agreement. The proceeds of this sale were used to pay down long term debt. As a result of this transaction, Core Materials has recorded higher costs of sales, due to the classification of the operating leases, offset by lower interest costs reflected below.

    Selling, general and administrative expenses ("SG&A") totaled $2,022,000 for the three months ended June 30, 1998 increasing from $1,877,000 for the three months ended June 30, 1997. The increase over the 1997 amounts is primarily due to the addition of a second plant in Gaffney, South Carolina. This second plant provides additional capacity to support the production requirements of current customers and opportunity for growth. The Gaffney plant began molding and assembly operations in early 1998.

     Interest income for the three months ended June 30, 1998 totaled $56,000 decreasing slightly from the $59,000 for the three months ended June 30, 1997. Interest expense totaled $435,000 for the three months ended June 30, 1998 decreasing from $601,000 for the three months ended June 30, 1997. The decrease in interest expense from 1997 is primarily the result of a reduction in interest costs on the Secured Note payable to Navistar due to the $12,000,000 of proceeds from the sale-leaseback transaction, noted above, being used to pay down this debt. This decrease was partially offset by increased interest costs on borrowings used to finance Core Materials' new facility in Gaffney, South Carolina.

    Income taxes for the three months ended June 30, 1998 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments related to the three months ended June 30, 1998 are estimated to be approximately $217,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended June 30, 1998 was $1,021,000 or $.11 per basic and $.10 per diluted share, an increase of $255,000 or 33% over the net income for the three months ended June 30, 1997 of $766,000 or $.08 per basic and diluted share. The increase in net income was primarily the result of increased sales as detailed above.

    SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Net sales for the six months ended June 30, 1998, totaled $39,739,000 up 20% from the $33,032,000 reported for the six months ended June 30, 1997. Sales to Navistar increased 33% to $32,025,000 from $24,101,000 for the six months ended June 30, 1997. The increase in sales to Navistar was the result of an increase in Navistar's sales of medium and heavy trucks. Sales to Yamaha decreased for the six months ended June 30, 1998 by 15% to $6,791,000 compared with $8,002,000 for the six months ended June 30, 1997. The decrease in sales to Yamaha is primarily due to Yamaha's production slowdown as a result of the maturing of the personal watercraft market.

    "Other" sales for the six months ended June 30, 1998, decreased 1% to $922,000 from $929,000 for the six months ended June 30, 1997. The reduction in sales was primarily the result of reduced sales to General Motors for electric car components and a reduction in the sales of sheet molding composite to SMC molding companies; these reductions were almost totally offset by increased sales to Case Corporation.

    Gross margin was 21% of sales for the six months ended June 30, 1998 compared with 21.7% for the six months ended June 30, 1997. The decreased gross margin as a percent of sales, 21.7% to 21%, is primarily due to the reasons noted above for the three months.

    SG&A totaled $4,020,000 for the six months ended June 30, 1998 increasing from $3,742,000 for the six months ended June 30, 1997. The increase over the 1997 amounts is primarily due to the addition of a second plant in Gaffney, South Carolina as explained above.

     Interest income for the six months ended June 30, 1998 totaled $118,000 as compared with the $118,000 for the six months ended June 30, 1997. Interest expense totaled $804,000 for the six months ended June 30, 1998 decreasing from $1,208,000 for the six months ended June 30, 1997. The decrease in interest expense from 1997 is the result of the reasons noted above for the three months and the effect of an increase in interest capitalized related to capital projects under construction.

    Income taxes for the six months ended June 30, 1998 are estimated to be approximately 41% of total earnings before taxes. Actual cash payments related to the six months ended June 30, 1998 are estimated to be approximately $455,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the six months ended June 30, 1998 was $2,144,000 or $.22 per basic and $.21 per diluted share, an increase of $773,000 or 56% over the net income for the six months ended June 30, 1997 of $1,371,000 or $.14 per basic and diluted share. The increase in net income was primarily the result of increased sales as detailed above.


LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at June 30, 1998 increased $3,390,000 from the working capital at December 31, 1997. Accounts receivable increased by $1,056,000 and accounts payable decreased by $737,000 from the December 31, 1997 levels. The primary cause for the receivables increase is the increase in sales volume for the six months ended June 30, 1998. Accounts payable decreased as a result of a reduction in payables related to capital expenditures. The reduction in interest payable of $1,101,000 is primarily the result of interest paid to Navistar on June 30, 1998, for interest accrued through the first half of 1998 on the Secured Note payable. Property additions of $5,030,000 primarily relate to the acquisition of equipment for the Gaffney, South Carolina facility.


    In the fourth quarter of 1997, Core Materials entered into a comprehensive financing arrangement with a financial institution. Under this arrangement, the financial institution committed to provide Core Materials the following credit facilities: 1.) a $7,500,000 variable rate revolving line of credit; 2.) a $12,000,000 sale-leaseback arrangement on certain machinery and equipment; 3.) a letter of credit to support the issuance of an Industrial Revenue Bond, and 4.) $5,500,000 for equipment leases.

    In December 1997, Core Materials closed on the line of credit which is being used for working capital purposes and to temporarily fund capital expenditures related to the Company's South Carolina expansion. Also in December, the Company entered into the sale-leaseback agreement, the proceeds of which were used to pay down the Secured Note payable to Navistar.

    In May 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond. The proceeds from this credit facility were used to pay down Core Materials' line of credit, which was being used to temporarily finance the new facility in South Carolina and to pay down the secured note payable to Navistar.

    The equipment leases ($5,500,000 referred to above) will also be used to provide permanent financing for Core Materials' new facility and equipment in South Carolina. Subsequent to the end of the quarter, in August of 1998, Core Materials closed on $5,300,000 of the equipment leases.

    Management believes that internally generated funds from operations, along with the current and future financings discussed above, will be sufficient to fund anticipated capital requirements.



YEAR 2000 MATTERS

         Core Materials has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company plans to complete the modifications and testing process of all significant applications by August 1999, which is prior to any anticipated impact on its operating systems.

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



MANAGEMENT'S  OUTLOOK

         The Company has continued to focus significant efforts on obtaining new business for both its Ohio and South Carolina operations. In May 1998, Core Materials announced a business relationship with Case Corporation for the manufacture of tractor roof assemblies. In July 1998, this relationship was expanded with the addition of combine roof assemblies which will go into production late in the third quarter of 1998.

         Also in July 1998, Core Materials established a new relationship with John Deere. Core Materials will produce hood assemblies for a new tractor model scheduled to enter production in mid 1999.

         The addition of Case Corporation and John Deere, along with the previously announced addition of residential door products for Caradon Doors and Windows Inc's, Peachtree division, continue to support Core Material's objective of obtaining new customers and diversifying its product base.



                         PART I - FINANCIAL INFORMATION
                                     ITEM 3


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  At the Annual Meeting of the Stockholders of Core Materials Corporation held on May 28, 1998 the following issues were voted upon with the indicated results:

                  A. ELECTION OF DIRECTORS:     SHARES VOTED FOR            SHARES WITHHELD
                     James F. Crowley                8,922,223                   74,683
                     Ralph O. Hellmold               8,928,123                   68,783
                     Thomas M. Hough                 8,928,123                   68,783
                     Malcolm M. Prine                8,928,123                   68,783
                     James L. Simonton               8,928,123                   68,783

                     The above elected directors constitute the full acting Board of Directors for Core Materials Corporation; all terms expire at the 1999 annual meeting of stockholders of the Company.

                  B. RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR
                     THE YEAR ENDING DECEMBER 31, 1998:

                     SHARES VOTED FOR       SHARES AGAINST    SHARES ABSTAINING
                         8,944,565               31,350             20,991

                  C. WITH RESPECT TO APPROVAL OF THE COMPANY'S EMPLOYEE STOCK
                     PURCHASE PLAN:

                     SHARES VOTED FOR       SHARES AGAINST    SHARES ABSTAINING
                         8,638,717              302,613             55,576


    ITEM 5.       OTHER INFORMATION
                  As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, any qualified stockholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must submit such proposal to the Company not later than December 28, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a stockholder intends to present a proposal at the 1999 Annual Meeting of Stockholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to March 13, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

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



                                         CORE MATERIALS CORPORATION



Date:    August 14,1998             By:  /s/ KENNETH M. SCHMELL
         --------------                  ------------------------------
                                           Kenneth M. Schmell
                                           Executive Vice President and
                                           Chief Operating Officer



Date:    August 14, 1998            By:  /s/ KEVIN L. BARNETT
         ---------------                 -------------------------------
                                           Kevin L. Barnett
                                           Vice President, Secretary, Treasurer
                                           and Chief Financial Officer

                                INDEX TO EXHIBITS

    EXHIBIT NO.                      DESCRIPTION                                       LOCATION
    -----------                      -----------                                       --------

    3(a)(1)                          Certificate of Incorporation of                   Incorporated by
                                     Core Materials Corporation                        reference to Exhibit
                                     as filed with the Secretary of State              4(a) to Registration
                                     of Delaware on October 8, 1996                    Statement on Form
                                                                                       S-8 (Registration
                                                                                       No. 333-29203)

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

    3(b)                             By-Laws of Core Materials                         Incorporated by
                                     Corporation                                       reference to Exhibit
                                                                                       3-C to Registration
                                                                                       Statement on Form
                                                                                       S-4 (Registration
                                                                                       No. 333-15809)

    4(a)(1)                          Certificate of Incorporation of                   Incorporated by
                                     Core Materials Corporation                        reference to Exhibit
                                     as filed with the Secretary of State              4(a) to Registration
                                     of Delaware on October 8, 1996                    Statement on Form
                                                                                       S-8 (Registration
                                                                                       No. 333-29203)

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

    4(b)                             By-Laws of Core Materials                         Incorporated by
                                     Corporation                                       reference to Exhibit
                                                                                       3-C to Registration
                                                                                       Statement on Form
                                                                                       S-4 (Registration
                                                                                       No. 333-15809)

    10(a)(1)                         Loan Agreement                                    Filed herein

    10(a)(2)                         Reimbursement Agreement                           Filed herein

    10(a)(3)                         Core Materials Corporation                        Incorporated by
                                     Employee Stock Purchase Plan                      reference from
                                                                                       Exhibit 4(e)
                                                                                       from Registration
                                                                                       Statement on
                                                                                       Form S-8 (Registration
                                                                                       No. 333-60909)

    11                               Computation of Net Income per Share               Exhibit 11 omitted
                                                                                       because required
                                                                                       information is
                                                                                       included in Notes to
                                                                                       Financial Statement

    27                               Financial Data Schedule                           Filed herein