Form 10-Q
period 1998-09-30
CORE MATERIALS CORP
filed 1998-11-13
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from __________________ to __________________



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

                           Yes  [X]               NO  [ ]
                               -----                 -----

         As of November 10, 1998, the latest practicable date, 9,779,180 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS


                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                        1998                   1997
                                                                    ------------           ------------
ASSETS                                                             (unaudited)

Cash                                                                $  1,515,587           $    100,356
Mortgage-back security investment                                      2,873,293              3,217,349
Accounts receivable (less allowance for doubtful accounts:
    Sept. 30, 1998-$105,000; December 31, 1997-$133,000)              16,128,971             14,306,101
Inventories:
    Stores                                                             1,846,928              2,143,108
    Work in process                                                    1,889,202              1,163,611
                                                                    ------------           ------------
        Total inventories                                              3,736,130              3,306,719
Deferred tax asset                                                       455,002                455,002
Prepaid expenses and other current assets                                605,693                307,059
                                                                    ------------           ------------
        Total current assets                                          25,314,676             21,692,586

Property, plant and equipment                                         35,644,729             34,971,001
Accumulated depreciation                                             (11,529,466)           (10,293,834)
                                                                    ------------           ------------
Property, plant and equipment - net                                   24,115,263             24,677,167
Deferred tax asset - net                                               9,921,054             11,170,190
Other assets                                                             154,958                      -
                                                                    ============           ============

TOTAL                                                               $ 59,505,951           $ 57,539,943
                                                                    ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Notes payable -- Bank                                               $          -           $  3,997,120
Current portion of long-term debt                                        275,000
Accounts payable                                                       6,446,918              8,140,802
Accrued liabilities:
    Compensation and related benefits                                  2,525,122              2,066,488
    Interest payable                                                     398,550              1,149,061
    Other accrued liabilities                                          2,317,888              1,776,856
                                                                    ------------           ------------
Total current liabilities                                             11,963,478             17,130,327

Long term debt                                                        22,981,841             18,821,841
Deferred long-term gain                                                2,796,060              3,018,331
Postretirement benefits liability                                      2,888,584              2,474,367
                                                                    ------------           ------------
TOTAL LIABILITIES                                                     40,629,963             41,444,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value,
Authorized shares - 20,000,000;                                           97,792                 96,133
    Outstanding shares:  September 30, 1998 - 9,779,180
    Outstanding shares:  December 31, 1997 - 9,613,281
Paid-in capital                                                       16,239,804             16,049,861
Retained earnings (deficit)                                            2,538,392                (50,917)
                                                                    ------------           ------------
    Total stockholders' equity                                        18,875,988             16,095,077
                                                                    ------------           ------------

TOTAL                                                               $ 59,505,951           $ 57,539,943
                                                                    ============           ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------       -------------------------------

                                                     1998               1997              1998                1997
                                                 ------------       ------------       ------------       ------------
NET SALES:
     Navistar                                    $ 13,642,385       $ 11,573,614       $ 45,667,753       $ 35,674,654
     Yamaha                                         2,558,273          1,774,635          9,349,226          9,776,980
     Other                                            934,067            331,784          1,856,308          1,260,684
                                                 ------------       ------------       ------------       ------------
               Total Sales                         17,134,725         13,680,033         56,873,287         46,712,318
                                                 ------------       ------------       ------------       ------------

Cost of Sales                                      14,003,678         10,581,245         44,916,042         36,006,899
Postretirement benefits expense                       226,950            166,772            713,168            595,900
                                                 ------------       ------------       ------------       ------------
               Total cost of sales                 14,230,628         10,748,017         45,629,210         36,602,799
                                                 ------------       ------------       ------------       ------------

GROSS MARGIN                                        2,904,097          2,932,016         11,244,077         10,109,519
                                                 ------------       ------------       ------------       ------------

Selling, general and administrative expense         1,714,641          1,809,309          5,664,235          5,426,521
Postretirement benefits expense                        33,490             41,604            103,813            166,265
                                                 ------------       ------------       ------------       ------------
               Total selling, general and
                administrative expense              1,748,131          1,850,913          5,768,048          5,592,786

Other income (expense)                                (17,582)            55,930            (17,900)            32,697
                                                 ------------       ------------       ------------       ------------

INCOME BEFORE INTEREST AND TAXES                    1,138,384          1,137,033          5,458,129          4,549,430

Interest income                                        64,893             57,954            182,407            176,221
Interest expense                                     (448,021)          (547,596)        (1,252,212)        (1,755,301)
                                                 ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                            755,256            647,391          4,388,324          2,970,350

Income taxes:
     Current                                           94,465             54,222            549,879            291,265
     Deferred                                         215,191            211,209          1,249,136            926,578
                                                 ------------       ------------       ------------       ------------
               Total income taxes                     309,656            265,431          1,799,015          1,217,843
                                                 ------------       ------------       ------------       ------------

NET INCOME                                       $    445,600       $    381,960       $  2,589,309       $  1,752,507
                                                 ============       ============       ============       ============

NET INCOME PER COMMON SHARE:
     Basic                                       $       0.05       $       0.04       $       0.27       $       0.18
                                                 ============       ============       ============       ============
     Diluted                                     $       0.05       $       0.04       $       0.26       $       0.18
                                                 ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                          9,779,430          9,565,282          9,682,198          9,541,694
                                                 ============       ============       ============       ============
     Diluted                                        9,944,568          9,765,176         10,034,724          9,681,272
                                                 ============       ============       ============       ============


See notes to financial statements

                           CORE MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                       TOTAL
                                    COMMON STOCK OUTSTANDING          PAID-IN        RETAINED       STOCKHOLDERS'
                                     SHARES           AMOUNT          CAPITAL        EARNINGS          EQUITY
                                  -----------      -----------      -----------     -----------      -----------

BALANCE AT JANUARY 1, 1998          9,613,281      $    96,133      $16,049,861     $   (50,917)     $16,095,077

Net Income                                                                            2,589,309        2,589,309

Amortization of deferred
stock Compensation                                                       42,782                           42,782

Issuance of stock under
stock option plans                    167,600            1,676          147,144                          148,820

Other                                  (1,701)             (17)              17

                                  -----------      -----------      -----------     -----------      -----------
BALANCE AT SEPTEMBER 30, 1998       9,779,180      $    97,792      $16,239,804     $ 2,538,392      $18,875,988
                                  ===========      ===========      ===========     ===========      ===========


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      1998               1997
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $  2,589,309      $  1,752,507
Adjustments to reconcile net income to net cash provided by
    operating activities:
         Depreciation                                                                1,284,159         1,711,083
         Deferred income taxes                                                       1,249,136           926,578
         Loss on disposal of assets                                                     17,899            24,052
         Amortization of gain on sale/leaseback transaction                           (222,271)
         Amortization of issuance costs on industrial revenue                            4,427
         Compensation expense on stock awards                                           42,782            37,014
         Change in operating assets and liabilities:
                  Increase in accounts receivable                                   (1,822,870)       (9,825,127)
                  (Increase)/decrease in inventories                                  (429,411)          257,935
                  Increase in prepaid and other assets                                (298,634)          (66,935)
                  Increase/(decrease) in accounts payable                           (1,693,884)        6,608,562

                  Increase/(decrease) in accrued and other liabilities                 249,155         2,740,852
                  Increase in postretirement benefits liability                        414,217           561,512
                                                                                  ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,384.014         4,728,033
                                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (6,026,586)       (6,502,676)
Proceeds from sale/leaseback transaction                                             5,279,431              --
Payments on mortgage-backed security investment                                        344,057            68,722
Proceeds from sale of property and equipment                                             7,000            12,500
                                                                                  ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (396,098)       (6,421,454)
                                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit                                                      6,419,470         5,997,120
Payments on line-of-credit                                                         (10,416,590)       (3,650,000)
Payments on secured note payable                                                    (3,000,000)             --
Proceeds from industrial revenue bond                                                7,500,000              --
Payment on industrial revenue bond                                                     (65,000)             --
Issuance costs for industrial revenue bond                                            (159,385)             --
Proceeds from exercise of stock options                                                148,820            37,500
                                                                                  ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              427,315         2,384,620
                                                                                  ------------      ------------
NET INCREASE IN CASH                                                                 1,415,231           691,199
CASH AT BEGINNING OF PERIOD                                                            100,356           590,212
                                                                                  ------------      ------------
CASH AT END OF PERIOD                                                             $  1,515,587      $  1,281,411
                                                                                  ============      ============
CASH PAID FOR:
         Interest                                                                 $  1,962,207      $  1,141,374
                                                                                  ============      ============
         Income Taxes                                                             $    640,200      $     50,000
                                                                                  ============      ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at September 30, 1998, and the results of its operations and its cash flows. The "Notes to Financial Statements" which are contained in the 1997 Annual Report to shareholders should be read in conjunction with these financial statements. Certain reclassifications have been made to the prior year's amounts to conform with the classifications of such amounts for 1998.

         Core Materials Corporation was formed on October 8, 1996 by RYMAC Mortgage Investment Corporation ("RYMAC"), as a wholly owned subsidiary, for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. ("Navistar").

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


2. RESTRICTED CASH

         Included in cash at September 30, 1998, is $306,164 which is restricted pursuant to the terms of the Industrial Revenue Bond noted below. This restriction will be removed as Core Materials incurs qualified expenditures related to the project for which the bond was issued.


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

         In conjunction with the IRB, in June, 1998, Core Materials entered into an interest rate swap agreement with a commercial bank. This agreement effectively converts the variable rate IRB to fixed interest debt. Under this agreement, Core Materials will pay a fixed rate of 4.89% to the bank and will receive 76% of the 30 day commercial paper rate. The difference to be paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term matches the payment schedule on the IRB with final maturity in April 2013. While Core Materials is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

         As security for the IRB, Core Materials obtained a letter of credit in the amount of $7,726,028, from a commercial bank. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of Core Materials' business assets. The letter of credit expires in April, 2003.


4. COMPREHENSIVE INCOME

         Core Materials adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. Core Materials does not have any items of comprehensive income other than net income; therefore, total comprehensive income amounted to $445,600 and $381,960 for the three months ended September 30, 1998 and 1997, respectively; total comprehensive income amounted to $2,589,309 and $1,752,507 for the nine months ended September 30, 1998 and 1997, respectively.


5. NEW ACCOUNTING  STANDARDS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans which will require adoption no later than December 31, 1998. This standard expands or modifies disclosure and, accordingly, will have no impact on Core Materials' reported financial position, results of operations and cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and will require adoption no later than the first quarter of fiscal year 2000. Core Materials has not yet determined the effect that the new standard will have on net income or disclosure requirements.


6. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and nine months ended September 30, 1998, weighted average shares increased for the computation of diluted income per share by 165,138 and 352,526 shares, respectively, due to the effect of stock options; this item had no effect on net income per share for the three months ended September 30, 1998 and reduced net income per share by $0.01 for the nine months ended September 30, 1998. In calculating net income per share for the three and nine months ended September 30, 1997, weighted average shares increased for the computation of diluted income per share by 199,894 and 139,578, respectively, due to the effect of stock options, which had no effect on net income per share.


7. LEASES

         In August 1998, Core Materials entered into a sale-leaseback arrangement with a financial institution. Equipment, consisting primarily of SMC presses and a waterjet, was sold for its net book value of $5,279,000 and leased back under a 10 year lease agreement; there was no gain or loss on the transaction. The lease agreement meets the criteria to be accounted for as an operating lease. Proceeds from the sale-leaseback were primarily used to pay off Core Materials' line of credit. The future minimum lease payments under this lease are: 1998 $264,000; 1999 $633,000; 2000 $633,000; 2001 $633,000; 2002
$633,000; 2003 $692,000; thereafter $3,549,000 which equates to total minimum lease payments of $7,037,000.

8. INCENTIVE STOCK OPTIONS

         In October, 1998, the Board of Directors of Core Materials voted to grant a total of approximately 165,000 incentive stock options to certain employees of Core Materials at $3.50 per share. These options replaced approximately 165,000 incentive stock options at prices ranging from $3.69 to $5.13 per share that were previously granted to these employees and were forfeited as a condition of this grant.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption, constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation, agricultural and consumer products industries, the general economy, competitive factors, the dependence on two major customers, new technologies, the year 2000 systems issue, start-up of the Company's South Carolina facility, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

                                    OVERVIEW

         On December 31, 1996, Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials; however, Core Materials is the continuing legal entity.

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


RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

    Net sales for the three months ended September 30, 1998, totaled $17,135,000 up 25% from the $13,680,000 reported for the three months ended September 30, 1997. Sales to Navistar increased 18% to $13,642,000 from $11,574,000 for the three months ended September 30, 1997. The increase in sales to Navistar was the result of an increase in Navistar's sales of medium and heavy trucks. Sales to Yamaha increased for the three months ended September 30, 1998 by 44% to $2,558,000 compared with $1,775,000 for the three months ended September 30, 1997. The increase in Yamaha sales is primarily due to a production slowdown at Yamaha in 1997 for purposes of inventory leveling and model change over.

    "Other" sales for the three months ended September 30, 1998, increased 181% to $934,000 from $332,000 for the three months ended September 30, 1997. The increase in sales was primarily the result of sales to new customers, including, Case Corporation, a leading manufacturer of agricultural equipment and Outboard Marine Corporation, ("OMC"), a leading manufacturer of recreational boating products. Core Materials also experienced an increase in sales of sheet molding composite to SMC molding companies.

    Gross Margin was 16.9% of sales for the three months ended September 30, 1998 compared with 21.4% for the three months ended September 30, 1997. This decline in gross margin is primarily the result of unfavorable material usage variances, changes in product mix, an inefficient production startup after the two-week July vacation shutdown, and increased usage of production process supplies. Also impacting gross margin was the effect of increased lease expenses associated with a December, 1997 sale-leaseback transaction. As noted in previous reports, Core Materials sold various items of production equipment and leased the items back under an operating lease agreement. The proceeds of this sale were used to pay down long term debt. As a result of this transaction, Core Materials has recorded higher costs of sales, due to the classification of the operating leases, offset by lower interest costs reflected below.

    Selling, general and administrative expenses ("SG&A") totaled $1,748,000 for the three months ended September 30, 1998 decreasing from $1,851,000 for the three months ended September 30, 1997. The decrease from 1997 is primarily due to a $92,000 reduction in accrued real estate tax expense. This reduction was the result of a favorable ruling regarding the tax value of Core Materials Columbus, Ohio real estate by the Board of Revisions of Franklin County, Ohio. This decrease was partially offset by increased costs associated with the addition of a second plant in Gaffney, South Carolina. This second plant provides additional capacity to support the production requirements of current customers and opportunity for growth. The Gaffney plant began molding and assembly operations in early 1998.

     Interest income for the three months ended September 30, 1998 totaled $65,000 increasing slightly from the $58,000 for the three months ended September 30, 1997. Interest expense totaled $448,000 for the three months ended September 30, 1998 decreasing from $548,000 for the three months ended September 30, 1997. The decrease in interest expense from 1997 is primarily the result of a reduction in interest costs on the Secured Note Payable to Navistar due to the $12,000,000 of proceeds from the sale-leaseback transaction, noted above, being used to pay down a portion of this debt. This decrease was partially offset by increased interest costs on $7,500,000 of Industrial Revenue Bond borrowings used to finance Core Materials' new facility in Gaffney, South Carolina.

    Income taxes for the three months ended September 30, 1998 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments related to the three months ended September 30, 1998 are estimated to be approximately $94,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended September 30, 1998 was $446,000 or $.05 per basic and $.05 per diluted share, an increase of $64,000 or 17% over the net income for the three months ended September 30, 1997 of $382,000 or $.04 per basic and diluted share.


    NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    Net sales for the nine months ended September 30, 1998, totaled $56,873,000 up 22% from the $46,712,000 reported for the nine months ended September 30, 1997. Sales to Navistar increased 28% to $45,668,000 from $35,675,000 for the nine months ended September 30, 1997. The increase in sales to Navistar was the result of an increase in Navistar's sales of medium and heavy trucks. Sales to Yamaha decreased for the nine months ended September 30, 1998 by 4% to $9,349,000 compared with $9,777,000 for the nine months ended September 30, 1997. The marginal decrease in sales to Yamaha is primarily a result of the maturing of the personal watercraft market.

    "Other" sales for the nine months ended September 30, 1998, increased 47% to $1,856,000 from $1,261,000 for the nine months ended September 30, 1997. The increase in sales was primarily the result of sales to Case Corporation and sales to OMC as noted previously. These sales increases were offset in part by reduced sales to General Motors for electric car components and a reduction in the sale of sheet molding composite to SMC molding companies.

    Gross margin was 19.8% of sales for the nine months ended September 30, 1998 compared with 21.6% for the nine months ended September 30, 1997. The decreased gross margin as a percent of sales, 21.6% to 19.8%, is primarily due to the reasons noted above for the three months.

    SG&A totaled $5,768,000 for the nine months ended September 30, 1998 increasing from $5,593,000 for the nine months ended September 30, 1997. The increase over the 1997 amounts is primarily due to the addition of a second plant in Gaffney, South Carolina as explained above. These year to date expense increases related to the second plant were partially offset by the favorable ruling on real estate tax as noted above.

     Interest income for the nine months ended September 30, 1998 totaled $182,000 as compared with the $176,000 for the nine months ended September 30, 1997. Interest expense totaled $1,252,000 for the nine months ended September 30, 1998 decreasing from $1,755,000 for the nine months ended September 30, 1997. The decrease in interest expense from 1997 is the result of the reasons noted previously for the three months and the effect of an increase in interest capitalized related to capital projects under construction.

    Income taxes for the nine months ended September 30, 1998 are estimated to be approximately 41% of total earnings before taxes. Actual cash payments related to the nine months ended September 30, 1998 are estimated to be approximately $550,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the nine months ended September 30, 1998 was $2,589,000 or $.27 per basic and $.26 per diluted share, an increase of $836,000 or 48% over the net income for the nine months ended September 30, 1997 of $1,753,000 or $.18 per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at September 30, 1998 increased $8,789,000 from the working capital at December 31, 1997. Accounts receivable increased by $1,823,000 and accounts payable decreased by $1,694,000 from the December 31, 1997 levels. The primary cause for the receivables increase is the increase in sales volume for the nine months ended September 30, 1998. Accounts payable decreased as a result of a reduction in payables related to capital expenditures. The reduction in interest payable of $751,000 is primarily the result of interest paid to Navistar on June 30, 1998, for interest accrued through the first half of 1998 on the Secured Note payable; the December 31, 1997 interest payable contained six months payable to Navistar on the Secured Note. The increase in compensation & related benefits and other accrued liabilities is primarily the result of the recognition of expense prior to the actual cash payment for labor, associated benefit costs, and certain other expenses which will be paid by year end; the increase is also the result of additional manpower required to facilitate increased sales. Property additions of $6,027,000 primarily relate to the acquisition of equipment for the Gaffney, South Carolina facility as well as the acquisition of other machinery and equipment.


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

    In December 1997, Core Materials closed on the line of credit which is being used for working capital purposes and was used to temporarily fund capital expenditures related to the Company's South Carolina expansion. Also in December, the Company entered into the sale-leaseback agreement, the proceeds of which were used to pay down the Secured Note payable to Navistar.

    In May 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond. The proceeds from this credit facility were used to pay off Core Materials' line of credit, which was being used to temporarily finance the new facility in South Carolina and to pay down the secured note payable to Navistar.

    In August 1998, Core Materials closed a $5,279,000 lease for equipment to be used in Core Materials' new facility in South Carolina. The cost of this equipment had been temporarily funded through Core Materials' line of credit which was repaid upon the closing of this lease.

    Management believes that internally generated funds from operations, along with the current and future financings discussed above, are sufficient to fund currently anticipated capital requirements.



YEAR 2000 MATTERS

    Core Materials believes it has identified all significant software and hardware applications that will require modification to ensure Year 2000 ("Y2K") Compliance. Internal and external resources are being used to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials is working with its suppliers and customers to aid in their becoming Y2K compliant. Where able, Core Materials plans to complete the modifications by the end of July, 1999. This date is significant in that it is the next scheduled vacation plant shutdown date and some of the modifications must be completed while the plant is not in operation. In some cases, compliance cannot be achieved until January 1, 2000. On this date, a resetting of the internal clocks on some electronic devices is required. In these cases, Core Materials will test the date rolling by July 1999 to assure the dates will roll without problems.

    Core Materials has grouped its exposure into 6 major categories of items:
(1) Production Equipment, (2) Information Technology, (3) Facilities and Utilities, (4) Quality Systems, (5) Suppliers and Customers, and (6) General Business Items.

The status of each is as follows:

PRODUCTION EQUIPMENT: The production equipment of concern breaks into the following areas: (1) Press Programmable Logic Units ("PLC's"), (2) Other Non-Press Related PLC's, (3) Press Computers, (4) Press Software, (5) Robotics,
(6) Paint Control and Tracking Systems, and (7) SMC mix system software and computer. Core Materials has contacted the manufacturers of the PLC's in both
(1) and (2) above. Those manufacturers have provided Y2K compliance repair procedures that cannot be implemented until January 1, 2000; however, Core Materials is developing plans to test the repair procedures prior to that date. This area provides a great deal of risk to Core Materials if all PLC's fail simultaneously. Core Materials plans to replace those press computers that need to be replaced and is in the process of doing so. Press software has been tested and found to be able to function beyond the year 2000. The manufacturer of the robotics systems has provided compliance repair procedures similar to that of the PLC's; Core Materials is seeking to test these repair procedures. The paint control and tracking system has been replaced with Y2K compliant software. The SMC mix system software and computer will be replaced/upgraded before mid year 1999.

INFORMATION TECHNOLOGY: Core Materials has used the Y2K problem as a catalyst to perform a complete replacement of all of its operations and financial systems. The new system is scheduled to go live in the Columbus operation in November of 1998. This system is already operational in the company's Gaffney operation. Many secondary software systems such as the fixed asset system and the maintenance system have already been replaced. Some secondary systems, posing no risk to Core Materials or its customers, are also being replaced and/or upgraded with scheduled completion by the middle of the second quarter of 1999. Most of the hardware and network infrastructure has been upgraded/replaced with the remainder due for replacement by the beginning of the second quarter of 1999. Lastly, payroll systems have been replaced and are Y2K compliant.

FACILITIES AND UTILITIES: Core Materials' major utility suppliers (gas, electric, water, telephone) have been contacted and, with the exception of water, have provided information stating that they will be Y2K compliant before Y2K becomes an issue. There are no contingency plans for these suppliers as we are highly dependent upon utilities and we do not have other sources to provide the utilities required to operate. If a continued or catastrophic failure with these utility suppliers occurs, the continuing operations of Core Materials would be in serious jeopardy. Other areas of lesser concern include HVAC, Fire and Alarm, and Environmental Control Systems. Core Materials is pursuing documentation from the manufacturers of each of these systems to certify Y2K compliance and/or to direct Core Materials in updating these systems to Y2K compliance. Information has been received on the Fire and Alarm systems but Core Materials is still awaiting information on the other systems.

QUALITY SYSTEMS: The primary system used for tracking quality and internal production documentation has been replaced and according to the manufacturer and documented reports is year 2000 compliant. The only other quality items believed to be of concern are the laboratory and testing apparatus. These apparatus are being tested now and contingency plans including using outside laboratories for testing have been developed.

SUPPLIERS AND CUSTOMERS: Substantially all of Core Materials' current suppliers and customers have been contacted and are currently responding with their Y2K compliance status. Such contact will continue to be made for all subsequently added suppliers and customers. Alternate suppliers are being developed for those companies that have expressed a problem with compliance and for key suppliers in general.

GENERAL BUSINESS ITEMS: General business items include items such as Banking, Insurance, Pension Plans, and 401K Programs. Core Materials has made contact with the suppliers of these services and has received confirmation from most that compliance is eminent. The company will consider another provider for those items for which compliance will not be met.

CONTINGENCY PLAN: Core Materials recognizes that the actual outcome of its Y2K efforts may differ from that discussed above. As a result, Core Materials is reviewing other potential outcomes in an attempt to mitigate the negative effects on Core Materials' ability to effectively and efficiently function as a business. In the event that the solutions identified above are not effective, Core Materials would employ other resources, such as underutilized equipment, manual processes, and outside services to complete the required tasks. It is unlikely that with such alternative resources Core Materials would be able to deliver the full level of goods and services required by its customers.

    Worst case scenarios would include failure of most or all of the equipment, failure of energy suppliers to deliver gas or electricity, and/or failure of suppliers (including alternate suppliers) to provide production materials. While Core Materials feels that the probability of worst case scenarios is low, the realization of such scenarios would have a serious detrimental effect on Core Materials' operations, liquidity and financial condition. In such a worst case scenario, Core Materials' would be heavily dependent on the ability of the vendors/suppliers to resolve the Y2K issues. The overall impact of such a worst case scenario would be dependent on the length of time before the problems are resolved.

    The total cost of the Year 2000 project is estimated at $833,000 and is being funded through operating cash flows. Of the total project cost, approximately $529,000 is attributed to new software/hardware which will be capitalized. The remaining $304,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, Core Materials has incurred approximately $576,000 of costs associated with this project of which $371,000 related to the purchase of new hardware and software was capitalized and $205,000 has been expensed.

    The costs of the project and the date on which Core Materials believes it will complete the Year 2000 modification are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors; however, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the assurances of outside companies, and similar uncertainties.

    In addition, Core Materials has been and will continue to communicate with others with whom it does significant business to determine their Year 2000 issues; however, there can be no guarantee that the systems of other companies on which Core Materials' systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Core Materials' systems, would not have a material adverse affect on Core Materials.



MANAGEMENT'S  OUTLOOK

         Core Materials' management is pleased with the results of the third quarter. As experienced in the previous year, the results for the third quarter were less than the earnings reported in the first two quarters.

This decline is attributed to the annual vacation shutdowns at the Company's largest customers, Navistar and Yamaha .

         Increased revenues during the quarter primarily resulted from higher sales of medium and heavy duty truck products to Navistar and personal watercraft products to Yamaha. In addition, recent new customer revenue represented approximately 15% of the sales increase for the quarter.

         The Company has continued to focus significant efforts on obtaining new business for both its Ohio and South Carolina operations. During the third quarter, the Company entered a new customer relationship with OMC, a leading manufacturer of recreational boating products. In September, Core Materials began manufacturing lower engine covers for certain models of OMC's Evinrude(R) and Johnson(R) outboard motors.

         Also during the quarter, Core Materials received commitments from Caradon Doors and Windows Inc., Peachtree Division ("Peachtree") to expand its current demand for door products.

         The addition of the OMC and Peachtree business, along with the previously announced Case Corporation and Deere and Company business, demonstrate continued progress towards Core Materials' objective of diversifying its customer base.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable
                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No submission of matters to a vote of security holders occurred for the three months ended September 30, 1998.

    ITEM 5.       OTHER INFORMATION
                  As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, any qualified stockholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting) must submit such proposal to the Company not later than December 28, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a stockholder intends to present a proposal at the 1999 Annual Meeting of Stockholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to March 13, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.



    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits:
                  See Index to Exhibits

                  REPORTS ON FORM 8-K:
                  None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CORE MATERIALS CORPORATION



Date:    November 13,1998          By:  /s/    Kenneth M. Schmell
         -----------------              -------------------------
                                            Kenneth M. Schmell
                                            Executive Vice President and
                                            Chief Operating Officer



Date:    November 13, 1998         By:  /s/     Kevin L. Barnett
         -----------------              ------------------------
                                            Kevin L. Barnett
                                            Vice President, Secretary, Treasurer
                                            and Chief Financial Officer

                                INDEX TO EXHIBITS

    EXHIBIT NO.   DESCRIPTION                             LOCATION
    -----------   -----------                             --------

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