Form 10-K
period 1998-12-31
CORE MATERIALS CORP
filed 1999-03-26
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
      For the fiscal year ended . . . . . . . . . . . . . December 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------    -------------

                        Commission file number 001-12505

                           CORE MATERIALS CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                     31-1481870
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)

800 Manor Park Drive, P.O. Box 28183, Columbus, Ohio            43228 - 0183
     (Address of principal executive offices)                    (Zip Code)

           Registrant's telephone number, including area code: (614) 870-5000

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
Common Stock, par value $.01                American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of March 17, 1999, 9,778,680 shares of Core Materials Corporation common stock were outstanding, and the aggregate market value of the voting and non-voting common equity held by non-affiliates was $30,558,375.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 1999 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in PART III of this Form 10-K.

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

          On September 12, 1996, RYMAC entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Navistar International Transportation Corp. ("Navistar"), a manufacturer of medium and heavy-duty trucks. The Asset Purchase Agreement provided for the acquisition of Navistar's Columbus Plastics operating unit. Columbus Plastics produced fiberglass and plastic component parts for Navistar's medium and heavy-duty trucks, and for other third party customers, primarily Yamaha Motor Manufacturing Corporation ("Yamaha").

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

          Immediately following the merger on December 31, 1996, Core Materials acquired substantially all of the assets and liabilities of Columbus Plastics, pursuant to the terms of the Asset Purchase Agreement. As consideration, Navistar received a secured note (the "Secured Note") in an original principal amount of $25,504,000 subject to adjustment. Navistar also received 4,264,000 shares of newly issued common stock of Core Materials.(2) Following the acquisition, Core Materials assumed operation of the business previously conducted by Columbus Plastics.

-------------------------

(1) RYMAC had maintained a portfolio of assets from its historical business, selectively selling assets to generate liquidity as market conditions were appropriate. At the acquisition, Core Materials maintained ownership of one mortgage-backed security originally purchased by RYMAC.

(2) The principal amount of the Secured Note and the number of shares of common stock received by Navistar were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In 1997, as a result of a review of the closing balance sheet and all purchase price adjustments, the Secured Note amount was reduced by $1,629,000 to reflect an amendment to the closing balance sheet as of the acquisition date. In addition, Navistar will receive future consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieves earnings results above specified levels during the period 1997 through 1999. Should there be additional future consideration, it will be accounted for by increasing the amount of the Secured Note, and by reducing the amount of Core Materials' retained earnings. Based on Core Materials' earnings for the years ended December 31, 1998 and 1997, the Secured Note was increased by $4,098,000 and $2,937,000 respectively. See Notes 4, 7 and 12 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

          Based upon the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. Core Materials, however, is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment, Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of Core Materials' net assets to fair value at December 31, 1996.

                           BUSINESS OF CORE MATERIALS

          Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation, agricultural and consumer products industries, the general economy, competitive factors, the dependence on two major customers, the recent efforts of Core Materials to expand its customer base, new technologies, the year 2000 systems issue, regulatory requirements, labor relations, the loss or inability to attract key personnel, start-up of the Company's South Carolina facility, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

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

          Reinforced plastics compete largely against metals and have the strength to function well during prolonged use. Management believes that reinforced plastic components offer many advantages over metals, including:

          o         heat resistance

          o         corrosion resistance

          o         lighter weight

          o         lower cost

          o         greater flexibility in product design

          o         part consolidation for multiple piece assemblies

          o         lower initial tooling costs for lower volume applications

          o         high strength-to-weight ratio

          o         dent-resistance in comparison to steel or aluminum.

          The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. Core Materials' two major existing customers are Navistar and Yamaha, which are supplied proprietary SMC products for medium and heavy-duty trucks and personal watercraft, respectively. In general, product growth and diversification is achieved in several different ways: (1) resourcing of existing SMC product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new SMC products through a selection process in which an OEM solicits bids; and (3) successful marketing of SMC products for previously non-SMC applications. Core Materials' efforts are currently directed towards all three arenas.

MAJOR COMPETITORS

          Core Materials believes that it is one of the five largest compounders and molders of SMC product in the United States. Core Materials faces competition from a number of other molders including, most significantly, Cambridge Industries, Inc., Budd Plastics Division, Applied Composites, and Molded Fiber Glass Companies. Core Materials believes that recent consolidation within the SMC industry has better positioned the Company to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of Core Materials' competitors have greater financial resources, research and development facilities and manufacturing and marketing capabilities.

  MAJOR CUSTOMERS

          Core Materials currently has two major customers, Navistar and Yamaha. The loss of a significant portion of sales to Navistar or Yamaha would have a material adverse effect on the business of Core Materials.

  RELATIONSHIP WITH NAVISTAR

          As a result of its acquisition of Columbus Plastics from Navistar, Core Materials assumed the long-standing relationship between Columbus Plastics and Navistar's truck manufacturing operations. As a condition to the acquisition, Navistar and Core Materials entered into a Comprehensive Supply Agreement, pursuant to which Core Materials became the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts, using the SMC process.

          Navistar manufactures and markets medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. Navistar delivered 112,800 class 5 through 8 trucks, including school buses, in the United States and Canada during its fiscal 1998, a 13% increase from the 99,500 units delivered in 1997. Navistar's combined share of the class 5 through 8 truck market was 28.9% in 1998 and 28.6% in 1997. Navistar has been the leader in combined market share for class 5 through 8 trucks, including school buses, in the United States and Canada in each of the last 18 years based on data obtained from the American Automobile Manufacturer's Association, the Canadian Motor Vehicle Manufacturer's Association and R.L. Polk & Company.

          Core Materials makes products for Navistar's Chatham (Canada) assembly plant and its Springfield, Ohio assembly and body plants, its Garland, Texas facility and for a new Navistar facility located in Mexico which opened in 1998. Core Materials works closely on new product development with Navistar's engineering and research personnel at Navistar's Fort Wayne, Indiana, Technical Center. Some of the products sold to Navistar include hoods, air deflectors, air fairings, fenders, splash panels, engine covers and other components.

          The North American truck market in which Navistar competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to Navistar amounted to approximately 79%, 77% and 60% of total sales for the years ended December 31, 1998, 1997 and 1996, respectively.

          Core Materials also received support from Navistar through December 31, 1997, in the form of accounting, payroll, and human resources management functions under a Transitional Services Agreement with Navistar dated December 31, 1996. Such support also continued, to a lessor degree, for the first three months of 1998. See Note 14 of "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

  RELATIONSHIP WITH YAMAHA

          Core Materials also assumed from Navistar the long-standing relationship between Columbus Plastics and Yamaha. Core Materials supplies a significant amount of the SMC products for Yamaha's personal watercraft.

          The addition of Yamaha's personal watercraft component business in 1990 represented Columbus Plastics' first major business undertaking outside of production for Navistar. Products produced for Yamaha include decks, hulls, engine hatches, bulk heads, and reinforcements. Core Materials (and previously, Columbus Plastics) has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

          Sales to Yamaha amounted to approximately 17%, 21% and 38% of total sales for the years ended December 31, 1998, 1997 and 1996, respectively.

  OTHER CUSTOMERS

          Since its acquisition of Columbus Plastics from Navistar, Core Materials has focused significant efforts on expanding its customer base. During 1998, Core Materials added the following new customers: Caradon Doors and Windows, Peachtree Division; Case Corporation; Deere & Company; Outboard Marine Corporation; and New Holland, North America, Inc. In the fourth quarter of 1998, these customers contributed approximately 5% of total sales for the quarter. Core Materials expects sales to these and other new customers to continue to grow in 1999 and beyond.

  EXPORT SALES

          Core Materials provides products to Navistar's manufacturing and service locations in Canada and Mexico. Export sales, including sales to Canada, were approximately $18,358,000, $13,197,000 and $4,800,000 for the years ended 1998, 1997 and 1996, respectively. These export sales dollars represent approximately 24%, 20%, and 9% of total sales for the years ended 1998, 1997 and 1996, respectively.

  PRODUCTS

          SMC

          Core Materials incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

          o         Control information during various production processes; and

          o         Data for statistical batch controls

          Core Materials has the capacity to manufacture approximately 45 million pounds of SMC sheet material annually. Core Materials reached this production capacity, in part, through the installation of an additional SMC compounding machine, which was brought on line in early 1997. The following table shows production of SMC for the twelve month periods ended December 31, 1998, 1997, and 1996.

                                                           SMC Pounds
                                                           Produced
                   Year                                    (Millions)
                   ----                                    ----------
                   1998 ................................       34
                   1997 ................................       28
                   1996 ................................       27

          MOLDING

          Core Materials currently owns or leases 17 presses in its Columbus, Ohio plant ranging in size from 500 to 4,500 tons. In the first quarter of 1998, Core Materials opened a second plant located in Gaffney, South Carolina, which has 7 presses ranging in size from 1,200 to 3,000 tons. Core Materials also has purchased a used 2,000 ton press and ordered a new 3,000 ton press both of which will be installed in the Gaffney, South Carolina plant later in 1999.

          Large platen, high tonnage presses (greater than 2,000 tons) provide the ability to compression mold very large, notably configured SMC parts. Core Materials believes that it possesses in excess of 40% of the large platen, high tonnage molding capacity in the industry.

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

  RAW MATERIALS

          The principal raw materials used in the compounding of SMC are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. The use of single-source, long-term (2 to 5 years) supply contracts assures the Company of competitive pricing and an adequate supply of all of these raw materials. Additionally, each raw material has several other supplier alternatives.

  BACKLOG

          Core Materials relies on production schedules provided by its customers to plan and implement production. These schedules are provided on a monthly basis and are considered firm for the current period. Customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $6.7 million and $6.9 million at December 31, 1998 and 1997, respectively all of which Core Materials expects to ship within a year.

  CAPACITY CONSTRAINTS

          Core Materials and Columbus Plastics have been required to work, from time to time, a seven day/three shift schedule to meet its customers' production requirements. See further discussion regarding production capacity at Part I,
Item 2, "Properties" contained elsewhere in this document.

  CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

          Capital expenditures totaled approximately $7.0 million, $10.3 million, and $5.1 million for the years ended December 31, 1998, 1997, and 1996, respectively. Capital expenditures consist of presses and other equipment to manufacture parts as well as laboratory equipment, storage equipment, computers and office furniture and fixtures. The 1998 and 1997 amounts also include the acquisition and construction of the Gaffney, South Carolina plant.

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

  ENVIRONMENTAL COMPLIANCE

          Core Materials' manufacturing operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of hazardous waste. Core Materials' policy is to conduct its business with due regard for the preservation and protection of the environment. Core Materials' environmental waste management involves the daily auditing of all satellite hazardous waste accumulation points, weekly audits of all hazardous waste activities and biennial audits of every authorized treatment, storage and disposal facility. Core Materials' environmental staff also trains each new employee on waste management and other environmental issues as part of an initial orientation process, and annually thereafter.

          Core Materials has submitted the information necessary for the granting of a Title V permit, as required under the Clean Air Act, which is still pending. In 1989, Columbus Plastics installed a Regenerative Thermal Oxidizer ("REECO"). The purpose of the REECO system is to destroy volatile organic compounds from the SMC manufacturing operation and the coating operation. Both operations have strict federal and state emission limits. The REECO system allows Core Materials to meet these limits by consistently achieving about 95% destruction efficiency. Core Materials believes that it is in compliance with the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). Compliance with these environmental laws and regulations has not had, nor is it currently expected to have, a material effect on the Company's operations, competitive position or capital expenditures through fiscal year 1999. The amount of capital expenditures currently expected to be spent on environmental compliance is not significant.

  EMPLOYEES

          As of December 31, 1998, Core Materials employed a total of 576 employees, 381 of whom are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") which extends to August 1, 2001.

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

  SEASONALITY

          Core Materials' business is affected annually by the production schedules of Navistar and Yamaha. Navistar and Yamaha typically shut down their operations on an annual basis for a period of several weeks during Core Materials' third quarter. As a result, demand by Navistar and Yamaha for Core Materials' SMC products drops significantly during the third quarter. Similarly, demand for Navistar's medium and heavy-duty trucks and Yamaha's personal watercraft products fluctuates on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of Core Materials' SMC products.

  YEAR 2000 MATTERS

          Issues related to the year 2000 systems issues are addressed in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this document.

ITEM 2.   PROPERTIES.

          The important physical properties of Core Materials consist of two plants that are situated, respectively, in Columbus, Ohio and in Gaffney, South Carolina. Core Materials believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The approximate capacity utilization for the molding of production products in the Core Materials' facilities was 83%, 108%, and 80% in December, 1998, 1997 and 1996, respectively. Capacity increased in 1998 as a result of the opening of the new facility in South Carolina. Capacity utilization is measured on the basis of a six day, three-shifts per day operation.

          The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 323,596 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

                                                          Approximate
                                                          Square Feet
                                                          -----------
                   Manufacturing/Warehouse................     307,447
                   Office.................................      16,149
                                                          ------------
                                                               323,596

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

          The Gaffney, South Carolina plant is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

                                                          Approximate
                                                          Square Feet
                                                          -----------
                   Manufacturing/Warehouse................    105,700
                   Office.................................      5,200
                                                          -----------
                                                              110,900

          The plant, which can be expanded in the future, began molding and assembly operations in early 1998.

          Both the Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and security interests as a result of the properties being pledged because Core Materials pledged the properties as collateral for its debt as described in Note 7 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

          Core Materials is not currently a party, nor is any of its property subject, to any material pending legal proceedings, other than ordinary, routine litigation incidental to the business, nor are any such proceedings known by Core Materials to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Core Materials submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          The Company's common stock is traded on the American Stock Exchange under the symbol "CME" and began trading on January 2, 1997.

          The table below sets forth the high and low sale prices of Core Materials for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape.

                                            High             Low
                                            ----             ---
CORE MATERIALS CORPORATION
--------------------------
First Quarter                 1998          6 3/8           3 1/4
Second Quarter                1998          7               4 1/8
Third Quarter                 1998          4 7/8           2 9/16
Fourth  Quarter               1998          3 5/8           1 3/4

First Quarter                 1997          4 1/8           2 1/4
Second Quarter                1997          3 3/4           2 1/2
Third Quarter                 1997          4 1/8           3 1/8
Fourth Quarter                1997          5               3 1/2

          The Company's common stock was held by 661 holders of record on March 17, 1999.

          Core Materials made no payments of cash dividends during the fiscal years ended December 31, 1998 and 1997. Core Materials currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

          Moreover, Core Materials has agreed to prohibitions on its ability to pay dividends as a result of restrictive covenants contained in the Secured Note due Navistar. Such prohibitions apply so long as Core Materials owes any amounts under the Secured Note to Navistar. The prohibitions are discussed further in
Note 7 of the "Notes to Financial Statements."

ITEM 6.   SELECTED FINANCIAL DATA.

          The following selected financial data are derived from the audited financial statements of Core Materials and Columbus Plastics. The capital structure of Core Materials differs significantly from the capital structure of Columbus Plastics prior to its acquisition by Core Materials. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes included elsewhere in this Annual Report on Form 10-K including, the unaudited combined pro forma financial information.

                                                                               TWO MONTHS
                                            YEARS ENDED DECEMBER 31,              ENDED       YEAR ENDED     YEAR ENDED
(IN THOUSANDS,                          -------------------------------        DECEMBER 31,   OCTOBER 31,    OCTOBER 31,
 EXCEPT PER SHARE DATA)                  1998        1997       1996(1)          1995(1)        1995(1)        1994(1)
-----------------------------------     -------     -------     -------        ------------   -----------    -----------
Net sales                               $77,719     $64,940     $52,467          $ 8,855        $59,505        $44,191
Gross margin                             15,488      14,089       5,439            1,329         10,366          8,071
Income before interest and taxes          7,659       6,654         547              544          4,790          2,466
Net income                                3,652       2,723         N/A              N/A            N/A            N/A
Net income per common share:
  Basic                                     .38         .29         N/A              N/A            N/A            N/A
  Diluted                                   .37         .28         N/A              N/A            N/A            N/A
Total assets                             65,438      57,540      47,729(2)        33,305         32,591         20,281
Long term debt                           27,005      18,822      27,885(2)           N/A            N/A            N/A
Navistar's equity                           N/A         N/A         N/A           24,206         20,140         14,489
Stockholders' equity                     18,852      16,095      16,176              N/A            N/A            N/A

---------------

(1) Prior to January 1, 1997, Columbus Plastics provided Navistar's truck assembly operations with SMC products at standard cost and production for Navistar accounted for greater than 60% of Columbus Plastics' output in all periods represented. The remainder was sold to unrelated third party customers at negotiated prices. Net Income and Net Income Per Share information has been omitted because Columbus Plastics was not a separate stand alone division or subsidiary of Navistar and generally was not accounted for separately prior to the Acquisition. In addition, Navistar's systems and procedures did not provide sufficient information to develop a reasonable cost allocation of income taxes, corporate debt and interest expense.

(2) The December 31, 1996 Secured Note to Navistar was reduced by $1,629,000 to reflect an amendment to the closing balance sheet as of the acquisition date. See notes 7 and 12 of the "Notes to Financial Statements" Part II, Item 8 of this form 10K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on two major customers, the recent efforts of Core Materials to expand its customer base, new technologies, the year 2000 systems issue, regulatory requirements, labor relations, the loss or inability to attract key personnel, start-up of the Company's South Carolina facility, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.


                                    OVERVIEW

          On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity. Accordingly, any references to the operating results of Core Materials for 1996 refer to the historical operations of Columbus Plastics.

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

          Pursuant to the Asset Purchase Agreement, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Core Materials became the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process. All sales and gross margin information for 1998 and 1997 reflects the results of the Comprehensive Supply Agreement.

          Prior to January 1, 1997, Columbus Plastics had not been a stand alone operating entity. As such, Navistar had provided substantial management support in the form of treasury, legal, tax, information systems and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Core Materials. For purposes of preparing the income statement of Core Materials for calendar year 1996, included in this Form 10-K, these corporate costs have been allocated using a method management believes to be reasonable and reflective of those costs had they been incurred on a stand alone basis.

          Net sales for 1996 do not reflect the additional revenue that would have been generated had the Comprehensive Supply Agreement been in effect at that time. Prior to the Comprehensive Supply Agreement, all sales to Navistar facilities were accounted for at Columbus Plastics' standard costs. In addition, Columbus Plastics did not incur certain expenses related to being a stand alone publicly traded entity, such as executive salary costs and legal and accounting fees. Finally, the results for 1996 do not reflect investment income or expenses for interest or income taxes. Thus, the results of 1996 are not readily comparable to the results of 1998 or 1997.

          In order to make this comparison more meaningful in the discussion which follows, pro forma financials have been prepared for 1996 (See Note 5 in the "Notes to Financial Statements" for further information). In the discussion which follows, all references to and comparisons with the results of 1996 reflect the historical Columbus Plastics' financials. Any dollars and/or percentages in parentheses reflect references to and comparisons with 1996 pro forma financial information.


                              RESULTS OF OPERATIONS

    1998 COMPARED WITH 1997


          Net sales for 1998 totaled $77,719,000, up 20% from the $64,940,000 reported for 1997. Sales to Navistar increased 23% to $61,471,000 from $50,011,000 in 1997. The increase in sales to Navistar was primarily the result of Navistar's increased production of medium and heavy-duty trucks. Sales to Yamaha decreased in 1998 by 4% to $12,927,000 compared with $13,416,000 in 1997. The slight decrease in sales to Yamaha is primarily due to the maturing of the personal watercraft industry.

          "Other" sales increased 119% to $3,321,000 from $1,514,000 in 1997.
These additional sales were primarily the result of sales to new customers added in 1998 including: Case Corporation -- $906,000; Outboard Marine Corporation -- $804,000; and Caradon Doors and Window, Peachtree Division -- $141,000.

          Gross margin was 20% of sales in 1998 compared with 22% for 1997. The decline in gross margin as a percent of sales, 20% versus 22%, is primarily the result of unfavorable material usage variances, increased overtime costs, increased usage of production process supplies, changes in product mix, and startup costs at the Gaffney, South Carolina facility. Also impacting gross margin was the effect of increased lease expenses associated with a sale-leaseback transaction. As noted in Note 7 of the "Notes to Financial Statements", Core Materials sold various items of production equipment and leased the items back under operating lease agreements. The proceeds of the sale were primarily used to pay down long term debt. As a result of these transactions, Core Materials has recorded higher costs of sales, due to the lease payments exceeding the related depreciation for the sales-leaseback equipment, offset by lower interest costs reflected below.

          Selling, general and administrative expenses totaled $7,811,000 in 1998, increasing 5% from $7,465,000 in 1997. The increase over the 1997 amounts is primarily due to the addition of a second plant in Gaffney, South Carolina. This second plant provides additional capacity to support the production requirements of current customers and opportunity for growth. The Gaffney plant began molding and assembly operations in early 1998.

          Interest expense for 1998 totaled $1,681,000 decreasing from the $2,232,000 incurred in 1997. The decrease in interest expense from 1997 is primarily the result of a reduction in interest costs on the Secured Note payable to Navistar due to paydowns of principal on the note. See Note 7 of "Notes to Financial Statements." The decrease in interest expense was partially offset by increased interest costs due to the $7,500,000 of Industrial Revenue Bond borrowings used to finance Core Materials' new facility in Gaffney, South Carolina.

          Income tax expense for 1998 was approximately 41.4% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments for 1998 are estimated to be approximately $985,000, which reflects federal alternative minimum, state and local taxes.

          Net income for 1998 was $3,652,000 or $.38 per basic and $.37 per diluted share, an increase of $929,000 or 34% over the 1997 net income of $2,723,000 or $.29 per basic and $.28 per diluted share. The 1998 increase over 1997's amounts was primarily the result of increased sales as discussed above. Core Materials has approximately $21,000,000 of operating tax loss carryforwards that do not begin to expire until the year 2007. The utilization of operating tax loss carryforwards for 1998 resulted in an increase in cash flow of approximately $1,596,000 since the Company's estimated income tax payments were reduced. The comparable 1997 reduction in income tax payments was $1,455,000.


    1997 COMPARED WITH 1996

          Net sales for 1997 totaled $64,940,000, up 24% (15%) from the $52,467,000 ($56,590,000) reported for 1996, historical and (proforma). Sales to Navistar increased 59% (40%) to $50,011,000 from $31,546,000 ($35,669,000) in
1996. The increase in sales to Navistar was primarily the result of a general increase in volume of industry sales and sales of certain heavy truck components which Core Materials began producing in June 1996. Sales to Yamaha decreased in 1997 by 32% to $13,416,000, compared with $19,759,000 in 1996. The decrease in sales to Yamaha is primarily due to Yamaha's production slowdown as a result of the maturing of the personal watercraft industry.

          "Other" sales increased 30% to $1,514,000 from $1,161,000 in 1996.
These additional sales were primarily the result of increased sales of SMC to an SMC molder.

          Gross margin was 22% of sales in 1997 compared with 10% (17%) for 1996. The increased gross margin as a percent of sales, 22% versus 10%, was primarily due to the markup (per the Comprehensive Supply Agreement) on sales to Navistar. The 1997 gross margin as a percent of sales increased over the 1996 pro forma adjusted percentage due to increased sales volumes and due to 1996's cost of sales including higher than normal repair and maintenance expenses and unfavorable inventory adjustments. Additionally, Core Materials experienced increased control of its material related costs.

          Selling, general and administrative expenses totaled $7,465,000 in 1997, increasing from $5,242,000 ($6,106,000) in 1996. The increase over the 1996 amounts is primarily due to the Company incurring expenses related to being a stand alone publicly traded entity, increased depreciation expense and increased employee related expenses.

          "Other" income totaled $30,000 in 1997 decreasing from $350,000 in 1996. The decrease from the 1996 actual amounts was primarily due to income generated in 1996 from a special tooling project for one customer.

          Interest income for 1997 totaled $234,000 and is primarily attributable to interest on Core Materials' mortgage-backed security investment. Interest expense for 1997 totaled $2,232,000, primarily reflecting interest on the Secured Note payable to Navistar; this expense was offset by $180,000 of capitalized interest expense relating to property, plant and equipment under construction. Core Materials had no interest income or interest expense in 1996 since all investing and financing was handled at Navistar's corporate offices.

          Income taxes for 1997 were estimated to be approximately 41.5% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments for 1997 were estimated to be approximately $478,000 which reflects federal alternative minimum, state and local taxes.

          Net income for 1997 was $2,723,000 or $.28 per diluted share, an increase of ($1,433,000) or (111%) over the 1996 pro forma net income of ($1,290,000), or ($.13) per diluted share. The 1997 increase over 1996's pro forma amounts was primarily the result of increased sales and improved margins as delineated above. Core Materials had approximately $29,000,000 of operating tax loss carryforwards that do not begin to expire until the year 2007. The utilization of operating tax loss carryforwards for 1997 resulted in an increase in cash flow of approximately $1,455,000 since the Company's estimated income tax payments were reduced. The comparable 1996 pro forma reduction in income tax payments was ($738,000).


                         LIQUIDITY AND CAPITAL RESOURCES

          Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

          Cash provided by operations in 1998 totaled $2,128,000, resulting mainly from net income of $3,652,000. Depreciation and amortization of $1,525,000 and deferred income taxes of $1,596,000, primarily related to Core Materials $21,000,000 of operating tax loss carry forwards, also contributed positively to the operating cash flow. Decreasing the operating cash flow was an increase in accounts receivable of $3,442,000 caused by higher sales and receivables for tooling projects for new products to be reimbursed by customers.

          Investing activities provided $526,000 of net positive cash flow in 1998. Capital expenditures totaled $6,958,000 primarily related to the acquisition of machinery and equipment, including equipment for Core Materials' new facility in Gaffney, South Carolina. Offsetting these expenditures were proceeds from the sale and leaseback of certain machinery and equipment of $6,829,000 and proceeds of maturities on the Company's mortgage-backed security investment of $648,000.

          Financing activities provided $362,000 of net positive cash flow. Industrial Revenue Bonds (IRB) in the amount of $7,500,000 were issued upon completion of Core Materials' new South Carolina facility. Core Materials used $3,000,000 of the proceeds to pay down principal on the Secured Note payable to Navistar. All borrowings under lines of credit were also paid off in 1998.

          At December 31, 1998, Core Materials had cash on hand of $3,117,000 and an available line of credit of $7,500,000. Management believes that these sources, along with internally generated funds from operations and future bank financing, will be sufficient to fund anticipated operating expenses and capital requirements.

                                  INCOME TAXES

          The balance sheet at December 31, 1998 and 1997 includes a deferred tax asset of $13,029,000 and $11,625,000, respectively, net of a valuation allowance of $3,787,000 in 1998 and of $6,787,000 in 1997. The valuation allowance was reduced from $6,787,000 in 1997 to $3,787,000 in 1998 based upon an extensive review of future taxable income. This reduction was recorded as an increase in Paid in Capital in the equity section (see Note 11). The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

          The deferred tax asset at December 31, 1998 primarily includes the tax benefits associated with cumulative net operating and capital tax losses of approximately $21.2 million and $8.9 million, respectively, temporary differences between the book and tax basis of Core Materials' property and equipment of approximately $10.7 million and temporary differences relating to post-retirement and pension benefits of $3.1 million. The valuation allowance at December 31, 1998 assumes that it is more likely than not that approximately $2.2 million of the cumulative net operating losses and all of the cumulative capital tax losses will not be realized before their expiration date. Realization of the net deferred tax asset is dependent on the generation of approximately $21 million of future taxable income from 1999 through 2009. Taxable income for the years ended December 31, 1998 and 1997 was approximately $7.6 million and $3.3 million, respectively. Based upon an extensive review of future taxable income, performed in the fourth quarter of 1998, Core Materials reduced the valuation allowance related to the net operating loss carryforwards by $3 million.

          Extensive analysis is performed to determine the amount of the deferred tax asset. Such analysis is based upon the premise that Core Materials is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of Core Materials using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's long-standing relationship with its two largest customers (Navistar and Yamaha) and Core Materials recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies, the maintenance of its relationships with Yamaha and Navistar and Navistar's maintenance of significant market share, earnings are achievable in order to realize the net deferred tax asset of $13,029,000.


                                    INFLATION

      Inflation generally affects Core Materials by increasing the cost of labor, equipment and raw materials. We believe that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.


                          YEAR 2000 READINESS STATEMENT

          Core Materials believes it has identified all of its significant software and hardware applications that will require modification to ensure Year 2000 ("Y2K") compliance. Internal and external resources are being used to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials is working with its suppliers and customers to aid in their becoming Y2K compliant. Where able, Core Materials plans to complete the modifications by the end of July, 1999. This date is significant in that it is the next scheduled vacation plant shutdown date and some of the modifications must be completed while the Columbus plant is not in operation. In some cases, compliance cannot be achieved until January 1, 2000. On this date, a resetting of the internal clocks on some electronic devices is required. In these cases, Core Materials has tested and will test the remaining apparatus by rolling the date before July 1999 to assure the dates will roll without problems.

          Core Materials has grouped its exposure into 6 major categories of items: (1) Production Equipment, (2) Information Technology, (3) Facilities and Utilities, (4) Quality Systems, (5) Suppliers and Customers, and (6) General Business Items.

          The status of each is as follows:

          PRODUCTION EQUIPMENT: Production equipment concerns can be grouped into the following areas: (1) Press Programmable Logic Units ("PLC's"), (2) Other Non-Press Related PLC's, (3) Press Computers, (4) Press Software, (5) Robotics, (6) Paint Control and Tracking Systems, and (7) SMC mix system software and computer. Core Materials has contacted the manufacturers of the PLC's in both (1) and (2) above. Those manufacturers have provided Y2K compliance repair procedures many of which cannot be implemented until January 1, 2000; however, Core Materials is currently testing the repair procedures. This area provides a great deal of risk to Core Materials if all PLC's fail simultaneously. Core Materials plans to replace those press computers that must be replaced to obtain Y2K compliance. Press software has been tested and found to be capable of functioning beyond the year 2000. The manufacturer of the robotics systems has provided compliance repair procedures similar to that of the PLC's; Core Materials is in the process of testing these repair procedures. The paint control and tracking system has been replaced with Y2K compliant software and hardware. The SMC mix system software and computer will be replaced/upgraded before mid year 1999.

          INFORMATION TECHNOLOGY: Core Materials has used the Y2K problem as a catalyst to perform a complete replacement of all of its operations and financial systems. The new system was activated in the Gaffney operation in September of 1998 and in the Columbus operation in November of 1998. Many secondary software systems such as the fixed asset system and the maintenance system have already been replaced. Some secondary systems, posing no risk to Core Materials or its customers, are also being replaced and/or upgraded with scheduled completion by the middle of the second quarter of 1999. Most of the hardware and network infrastructure has been upgraded/replaced with the remainder due for replacement by the beginning of the second quarter of 1999. In addition, the payroll systems have been replaced and are Y2K compliant.

          FACILITIES AND UTILITIES: Core Materials' major utility suppliers (gas, electric, water, telephone) have been contacted and, with the exception of water, have provided information stating that they will be Y2K compliant before compliance becomes an issue. There are no contingency plans for these suppliers as alternate utility sources are not available. If a continued or catastrophic failure with these utility suppliers occurs, the continuing operations of Core Materials would be in serious jeopardy. Other areas of lesser concern include fire and alarm, and environmental control systems. Core Materials has received verification from the environmental control system and HVAC system manufacturers that they are compliant. Core Materials is pursuing documentation from the manufacturers of its fire and alarm systems to certify Y2K compliance and/or to direct Core Materials in updating these systems to Y2K compliance.

          QUALITY SYSTEMS: The primary system used for tracking quality and internal production documentation has been replaced and according to the manufacturer is Y2K compliant. The only other quality items believed to be of concern are the laboratory and testing apparatus. These apparatus are currently being tested and contingency plans including using outside laboratories for testing have been developed.

          SUPPLIERS AND CUSTOMERS: Substantially all of Core Materials' significant current suppliers and customers have been contacted and are currently responding with their Y2K compliance status. Most responses have been noncommittal as to Y2K readiness. Such contact will continue to be made for all subsequently added suppliers and customers. Alternate suppliers are being identified for those companies that have expressed a problem with compliance and for key suppliers in general. Additional contingencies include purchasing and stocking low cost materials as required.

          GENERAL BUSINESS ITEMS: General business items include items such as banking, insurance, pension plans, and 401K programs. Core Materials has made contact with the suppliers of these services and has received confirmation from most that compliance is eminent. Core Materials will consider another provider for those items for which compliance will not be met.

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

          Worst case scenarios would include failure of most or all of the equipment, failure of energy suppliers to deliver gas or electricity, and/or failure of suppliers (including alternate suppliers) to provide production materials. While Core Materials feels that the probability of these scenarios is low, the realization of such scenarios would have a serious detrimental effect on Core Materials' operations, liquidity and financial condition. In such a worst case scenario, Core Materials would be heavily dependent on the ability of the vendors/suppliers to resolve their own Y2K issues. The overall impact of such a worst case scenario would be dependent on the length of time before the problems are resolved.

          The total cost of the Year 2000 project is estimated at $808,000 and is being funded through operating cash flows. Of the total project cost, approximately $524,000 is attributed to new software/hardware which will be capitalized. The remaining $284,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, Core Materials has incurred approximately $572,000 of costs associated with this project of which $360,000 was capitalized, relating to the purchase of new hardware and software and $212,000 of which has been expensed.

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


NEW ACCOUNTING PRONOUNCEMENTS

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. Core Materials does not believe that the new statement will have a material impact on its results of operations, financial position and cash flows.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. Core Materials is currently assessing the impact of this statement on its results of operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Core Materials' primary market risk results from fluctuations in interest rates. Core Materials is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk related to the Company's current commodities is not material as price changes in commodities are usually passed along to the final customer. The Company does not hold any material market risk sensitive instruments for trading purposes.

          Core Materials has the following three items that are market rate sensitive for interest rates: 1) Long term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at December 31, 1998 of $7,370,000. Interest is variable and is computed weekly; the average interest rate charged for 1998 was 3.6%; the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement. Under this agreement, Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate. 2) Core Materials also has a long-term Secured Note with a balance as of December 31, 1998 of $19,920,000 at a fixed interest rate of 8%. And 3) Core Materials has a 7% mortgage-backed security investment, which matures in November 2025, and such security is recorded at cost. The security is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

          Assuming a hypothetical 20% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

Core Materials Corporation
Columbus, Ohio

          We have audited the accompanying balance sheets of Core Materials Corporation (the "Company") as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, and the statement of revenues, direct expenses and identified corporate expenses before interest and taxes for the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

          As explained in Note 2, the Company's 1996 historical operating results are not necessarily indicative of those which may have resulted had it been a stand alone company in 1996.

          In our opinion, such financial statements present fairly, in all material respects, the financial position of Core Materials Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and its direct operations and identified corporate expenses before interest and taxes for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP
---------------------------
DELOITTE & TOUCHE LLP
Chicago, Illinois
February 16, 1999

                                  CORE MATERIALS CORPORATION

              STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
         AND STATEMENT OF REVENUES, DIRECT EXPENSES AND IDENTIFIED CORPORATE EXPENSES
                BEFORE INTEREST AND TAXES FOR THE YEAR ENDED DECEMBER 31, 1996
                                                          YEAR ENDED DECEMBER 31,
                                                   1998             1997             1996
                                                -----------      -----------      -----------
NET SALES:
     Navistar                                   $61,471,172      $50,010,566      $31,546,315
     Yamaha                                      12,927,328       13,415,548       19,759,033
      Other                                       3,320,644        1,513,844        1,161,461
                                                -----------      -----------      -----------
TOTAL SALES                                      77,719,144       64,939,958       52,466,809

Cost of sales                                    61,258,735       50,090,742       46,148,086
Postretirement benefits expense                     972,452          760,410          879,487
                                                -----------      -----------      -----------
TOTAL COST OF SALES                              62,231,187       50,851,152       47,027,573
                                                -----------      -----------      -----------

GROSS MARGIN                                     15,487,957       14,088,806        5,439,236
                                                -----------      -----------      -----------

Selling, general and administrative expense       7,678,415        7,350,385        5,078,487
Postretirement benefits expense                     132,218          114,429          163,307
                                                -----------      -----------      -----------
TOTAL SELLING, GENERAL AND                        7,810,633        7,464,814        5,241,794
ADMINISTRATIVE EXPENSE
                                                -----------      -----------      -----------

Other income (expense) - net                        (17,900)          30,034          349,604
                                                -----------      -----------      -----------

INCOME BEFORE INTEREST AND TAXES                  7,659,424        6,654,026          547,046

Interest income                                     254,920          233,873              N/A

Interest expense                                 (1,681,472)      (2,231,575)             N/A
                                                -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                        6,232,872        4,656,324              N/A

Income taxes:
    Current                                         985,280          478,035              N/A
    Deferred                                      1,595,887        1,454,808              N/A
                                                -----------      -----------      -----------
Total income taxes                                2,581,167        1,932,843              N/A
                                                -----------      -----------      -----------

NET INCOME                                      $ 3,651,705      $ 2,723,481              N/A
                                                ===========      ===========      ===========

NET INCOME PER COMMON SHARE:
    BASIC                                       $      0.38      $      0.29              N/A
                                                ===========      ===========      ===========
    DILUTED                                     $      0.37      $      0.28              N/A
                                                ===========      ===========      ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING:
    BASIC                                         9,706,412        9,555,774              N/A
                                                ===========      ===========      ===========
    DILUTED                                       9,975,360        9,713,020              N/A
                                                ===========      ===========      ===========

See notes to financial statements.

                                       CORE MATERIALS CORPORATION

                                             BALANCE SHEETS
                                                                                 DECEMBER 31,
                                                                            1998              1997
                                                                        ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  3,117,085      $    100,356
   Mortgage-backed security investment                                     2,568,977         3,217,349
   Accounts receivable (less allowance for doubtful accounts:
   1998 - $105,000 and 1997 - $133,000)                                   17,728,753        14,286,883
   Inventories:
      Finished and work in process goods                                   1,592,288         1,163,611
      Stores                                                               2,630,993         2,143,108
                                                                        ------------      ------------
      Total inventories                                                    4,223,281         3,306,719

   Deferred tax asset                                                        928,048           455,002
   Prepaid expenses and other current assets                                 339,028           326,277
                                                                        ------------      ------------

          Total current assets                                            28,905,172        21,692,586

Property, plant and equipment                                             35,834,613        34,971,001
Accumulated depreciation                                                 (11,754,866)      (10,293,834)
                                                                        ------------      ------------
Property, plant and equipment - net                                       24,079,747        24,677,167

Deferred tax asset - net                                                  12,101,257        11,170,190
Other assets                                                                 351,606
                                                                        ------------      ------------

TOTAL                                                                   $ 65,437,782      $ 57,539,943
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
   Current portion long-term debt                                       $    285,000

   Notes payable - banks                                                                  $  3,997,120
   Accounts payable                                                        7,360,949         7,794,403
   Accrued liabilities:
      Compensation and related benefits                                    2,492,006         2,066,488
      Interest                                                               725,827         1,149,061
      Other accrued liabilities                                            2,254,655         2,123,255
                                                                        ------------      ------------
          Total current liabilities                                       13,118,437        17,130,327

Long-term debt                                                            27,005,150        18,821,841
Deferred long-term gain                                                    3,369,380         3,018,331
Postretirement benefits liability                                          3,093,157         2,474,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $0.01 par value, authorized shares - 20,000,000;
      Outstanding shares:  1998 - 9,778,680; 1997 - 9,613,281                 97,787            96,133
  Paid-in capital                                                         19,251,392        16,049,861
  Retained earnings (deficit)                                               (497,521)          (50,917)
                                                                        ------------      ------------
          Total stockholders' equity                                      18,851,658        16,095,077
                                                                        ------------      ------------

TOTAL                                                                   $ 65,437,782      $ 57,539,943
                                                                        ============      ============

See notes to financial statements.

                                                   CORE MATERIALS CORPORATION

                                                STATEMENT OF STOCKHOLDERS' EQUITY
                                                          COMMON STOCK                             RETAINED          TOTAL
                                                          OUTSTANDING              PAID-IN         EARNINGS       STOCKHOLDERS'
                                                      SHARES        AMOUNT         CAPITAL         (DEFICIT)         EQUITY
                                                      ------        ------         -------         ---------         ------
BALANCE AT JANUARY 1, 1997, RESTATED (NOTE 12)       9,474,600      $94,746      $15,918,193      $   162,933      $16,175,872

Net Income                                                                                          2,723,481        2,723,481
Issuance of restricted stock to employees               41,000          410          117,415                           117,825
Unearned deferred stock compensation                                                (117,825)                         (117,825)
Amortization of deferred stock compensation                                           50,555                            50,555
Issuance of stock under stock option plan              100,000        1,000           81,500                            82,500
Increase in Secured Note to Navistar                                                               (2,937,331)      (2,937,331)
Other                                                   (2,319)         (23)              23
                                                     ---------      -------      -----------      -----------      -----------

BALANCE AT DECEMBER 31, 1997                         9,613,281       96,133       16,049,861          (50,917)      16,095,077
                                                     ---------      -------      -----------      -----------      -----------

Net Income                                                                                          3,651,705        3,651,705
Change in valuation allowance (note 11)                                            3,000,000                         3,000,000
Amortization of deferred stock compensation                                           54,365                            54,365
Issuance of stock under stock option plan              167,600        1,676          147,144                           148,820
Increase in Secured Note to Navistar                                                               (4,098,309)      (4,098,309)
Other                                                   (2,201)         (22)              22
                                                     ---------      -------      -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1998                         9,778,680      $97,787      $19,251,392      $  (497,521)     $18,851,658
                                                     =========      =======      ===========      ===========      ===========

See notes to financial statements.

                                     CORE MATERIALS CORPORATION

                                      STATEMENTS OF CASH FLOWS
                                                                       YEARS ENDED DECEMBER 31,
                                                                        1998              1997
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  3,651,705      $  2,723,481
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                       1,525,308         2,074,093
   Deferred income taxes                                               1,595,887         1,454,808
   Loss on disposal of assets                                             17,900            26,715
   Amortization of gain on sale/leaseback transactions                  (338,114)          (28,176)
   Compensation expense on stock awards                                   54,365            50,555
   Change in operating assets and liabilities:
      Accounts receivable                                             (3,441,870)      (12,278,920)
      Inventories                                                       (916,562)           35,980
      Prepaid and other assets                                          (220,720)           18,163
      Accounts payable                                                  (433,454)        7,421,534
      Accrued and other liabilities                                       14,764         3,582,065
      Postretirement benefits liability                                  618,790           600,877
                                                                    ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,127,999         5,681,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                             (6,958,388)      (10,340,851)
Proceeds from sale/leaseback transactions                              6,829,431        12,000,000
Proceeds from maturities on mortgage-backed security investment          648,372            77,700
Proceeds from sale of property, plant and equipment                        7,000            12,500
                                                                    ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                526,415         1,749,349

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines-of-credit                                       6,919,470         7,647,120
Payments on lines-of-credit                                          (10,916,590)       (3,650,000)
Payments of principal on secured note payable                         (3,000,000)      (12,000,000)
Proceeds from issuance of industrial revenue bond                      7,500,000                --
Payment of principal on industrial revenue bond                         (130,000)               --
Issuance costs for industrial revenue bond                              (159,385)               --
Proceeds from exercise of stock options                                  148,820            82,500
                                                                    ------------      ------------
NET CASH PROVIDED(USED IN) FINANCING ACTIVITIES                          362,315        (7,920,380)
                                                                    ------------      ------------

NET INCREASE/(DECREASE) IN CASH                                        3,016,729          (489,856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           100,356           590,212
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  3,117,085      $    100,356
                                                                    ============      ============
Cash paid for:
   Interest (net of amounts capitalized)                            $  2,039,713      $  1,082,514
   Income taxes                                                     $    823,200      $    122,500

Supplemental disclosure of non-cash financing activities:
   Increase in Secured Note payable to Navistar                     $  4,098,309      $  2,937,331
   Increase in paid-in capital for reversal of NOL
    valuation allowance                                             $  3,000,000
   Increase in post-retirement benefits liability                                     $  1,629,000

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

          Core Materials is a compounder and compression molder of sheet molding composites (SMC). Core Materials produces and sells, both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products.

2.  BASIS OF PRESENTATION

          Core Materials' year end is December 31. Columbus Plastics' historical year end was October 31. Effective December 31, 1995, the year end for Columbus Plastics was changed to conform to the year end of Core Materials, the continuing legal entity and registrant.

          Based upon the terms of the Acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment Core Materials has carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of Core Materials' net assets to fair value at December 31, 1996. The financial statements for the year ended December 31, 1996 reflect the historical operations of Columbus Plastics. Note 5 contains the unaudited pro forma combined statement of income of Core Materials for the year ended December 31, 1996 as if the Acquisition had been consummated as of January 1, 1996.

          Prior to the Acquisition, Columbus Plastics was not a "stand alone" division or subsidiary of Navistar and was not generally accounted for separately. As a result, the distinct and separate accounts necessary to present individual Core Materials income statements for the year ended December 31, 1996 have not been maintained. Also, prior to the Acquisition, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to Columbus Plastics. For purposes of preparing the Core Materials financial statements for the year ended December 31, 1996, certain of these corporate costs, along with other Navistar Truck Group expenses, were allocated using an allocation method (see Note 13). However, Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes, corporate debt and interest expense. Accordingly, a Statement of Revenues, Direct Expenses and Identified Corporate Expenses before Interest and Taxes is presented for the year ended December 31, 1996. This statement includes all Navistar corporate cost allocations for which a reasonable method of allocating costs to the operations of Columbus Plastics can be developed.

                           CORE MATERIALS CORPORATION

          Prior to the Acquisition, purchases of inventory, payroll, capital and other expenditures were funded through the Equity Investment account with Navistar. Accounts payable to third party vendors and certain expense accruals were processed and recorded at other Navistar locations. Remittances from sales to third parties were collected by Navistar and were accounted for through an Equity Investment account as were sales to Navistar's truck assembly operations. Accordingly, Columbus Plastics had no operating cash flows and a statement of cash flows is not presented for the year ended December 31, 1996. Note 8 to the financial statements presents a reconciliation of the Navistar Equity Investment account for the year ended December 31, 1996.

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

          REVENUE RECOGNITION - Revenue from product sales is recognized at the time products are shipped. Effective January 1, 1997, sales to Navistar are recorded at the prices stipulated in the Comprehensive Supply Agreement between Core Materials and Navistar (the "Supply Agreement") (see Note 14), which approximate fair value. Prior to 1997, Core Materials recorded sales to Navistar's manufacturing plants at its standard cost at date of shipment.

          CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank.

          MORTGAGE-BACKED SECURITY - Pursuant to reverse acquisition accounting, the mortgage-backed security is recorded at its fair value at December 31, 1996, which is the cost basis to Core Materials. The security which matures in November 2025, is considered held to maturity, and is carried at cost. Core Materials has the intent and ability to hold this security to maturity.

          INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out), or market.

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

          Ranges of estimated useful lives for computing depreciation are as follows:

          Land improvements                                    20 years
          Building and improvements                            20-50 years
          Machinery and equipment                              3-25 years
          Tools, dies and patterns                             3-5 years

          Depreciation expense was $1,510,000, $2,074,000 and $1,847,000 for
1998, 1997 and 1996, respectively.

          In 1998 and 1997, approximately $189,000 and $180,000 of interest costs were capitalized. Prior to December 31, 1996, Core Materials did not record capitalized interest on construction in progress as interest expense was not allocated by Navistar to Columbus Plastics.

                           CORE MATERIALS CORPORATION

          SELF-INSURANCE --Core Materials is self-insured with respect to medical and dental claims and workers' compensation claims. Core Materials has recorded an estimated liability for self-insured medical and dental claims incurred and worker's compensation claims incurred but not reported at the December 31, 1998 and 1997 of $350,000 and $469,000, respectively. As part of the Asset Purchase Agreement, Navistar assumed the liability for these items at December 31, 1996.

          INCOME TAXES - Core Materials accounts for income taxes using the liability method to calculate deferred income taxes which requires the recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement basis and income tax basis of assets and liabilities and net operating loss carry forwards to the extent realization is more likely than not.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - Core Materials' financial instruments consist of a mortgage backed security investment, long term debt, accounts receivable, accrued liabilities and accounts payable. The carrying amount of the financial instruments approximated their fair value.

          CONCENTRATION OF CREDIT RISK - Core Materials has significant transactions with two customers, Navistar and Yamaha, that comprised 96%, 98% and 98% of total sales in 1998, 1997 and 1996 and 87% and 95% of the accounts receivable balances at December 31, 1998 and 1997. Core Materials performs ongoing credit evaluations of its customers' financial condition. Core Materials maintains reserves for potential bad debt losses, and such bad debt losses have been historically within Core Materials' expectations.

          EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options under the treasury stock method. For 1996, earnings per share is not presented as Columbus Plastics was not a stand alone division or subsidiary of Navistar and was generally not accounted for separately.

          RESTRICTED CASH - Included in cash at December 31, 1998 is $309,602 which is restricted pursuant to the terms of the Industrial Revenue Bond (see
Note 7). This restriction will be removed as Core Materials incurs qualified expenditures related to the project for which the bond was issued.

          RECLASSIFICATIONS - Reclassifications have been made to prior years' amounts to conform with the classifications of such amounts for 1998. Additionally, the Company has recorded reclassifications between the December 31, 1996 secured note payable and the postretirement benefits liability including the related deferred tax asset impact (see Note 12).

          NEW ACCOUNTING PRONOUNCEMENTS - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. The Company does not believe that the new statement will have a material impact on its results of operations and financial position.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. Core Materials is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

                           CORE MATERIALS CORPORATION

4.  ACQUISITION

          On December 31, 1996 Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics for (1) a $27,885,000 (as adjusted, see Note 12) Secured Note due Navistar, subject to adjustment, and (2) 4,264,000 shares of Core Materials common stock, representing approximately 45% of the total number of shares of Core Materials' common stock then issued and outstanding.

          In connection with the Acquisition, Core Materials is required to pay Navistar future consideration in the form of an increase in the Secured Note based upon a multiple of the amount by which Core Materials' earnings before interest and taxes (EBIT), as defined in the Asset Purchase Agreement, exceeds established thresholds over the three year period 1997 to 1999. The future consideration will be based upon a multiple of the defined EBIT as follows:

          o 1997: If EBIT exceeds $6,512,000, then future consideration will be the excess multiplied by 5.55.

          o 1998: If EBIT exceeds $6,512,000, then the future consideration will be the product of the 1998 excess EBIT less the 1997 excess EBIT multiplied by 4.50.

          o 1999: If EBIT exceeds $6,512,000, then the future consideration will be the product of the 1999 excess EBIT less the 1998 excess EBIT multiplied by 2.75.

          The maximum increase in the Secured Note, as a result of future consideration, is limited to $24,496,000. Such increases will be accounted for by reducing Core Materials' retained earnings and will increase the amount of the balloon payment due in November 2006. For the year ended December 31, 1998, Core Materials EBIT, as defined in the Asset Purchase Agreement, exceeded the established threshold by $1,440,000. The 1997 excess EBIT was $529,000, which when deducted from the $1,440,000 results in a net excess for 1998 of $911,000. This excess resulted in additional consideration due to Navistar of $4,098,000 for 1998. The 1997 excess resulted in additional consideration due to Navistar of $2,937,000.

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

               Cash                           $   584,351
               Mortgage-backed assets           3,295,049
               Other assets                       122,935
               Deferred tax asset, net         12,455,000
               Accrued expenses                  (492,649)
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

                           CORE MATERIALS CORPORATION

5.  PRO FORMA COMBINED FINANCIAL INFORMATION (UNAUDITED)

          The following unaudited pro forma combined statement of income for the year ended December 31, 1996 is presented as if the Acquisition had occurred as of January 1, 1996. This pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the transactions occurred on this date or which may occur in the future.

                                          UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                                                TWELVE MONTHS ENDED DECEMBER 31, 1996
                                                                                 PRO FORMA ADJUSTMENTS
                                                                       ---------------------------------------
                                                      HISTORICAL                              SUPPLY &            PROFORMA
                                                       COLUMBUS                               SERVICES            ADJUSTED
                                                       PLASTICS        ACQUISITION  NOTE     AGREEMENT   NOTE      BALANCE    NOTE
                                                      -----------      -----------  ----     ----------  ----    -----------  ----
Net Sales:
    Navistar                                          $31,546,315                            $4,123,000   (b)    $35,669,315
    Yamaha                                             19,759,033                                                 19,759,033
    Other                                               1,161,461                                                  1,161,461
                                                      -----------                            ----------          -----------
Total                                                  52,466,809                             4,123,000           56,589,809

Cost of sales                                          46,148,086                                                 46,148,086
Postretirement benefits expense                           879,487                                                    879,487
                                                      -----------                                                -----------
Total cost of sales                                    47,027,573                                                 47,027,573
                                                      -----------                            ----------          -----------

Gross margin                                            5,439,236                             4,123,000            9,562,236
                                                      -----------                            ----------          -----------

Selling, general and administrative expense             5,078,487      $   864,000   (d)                           5,942,487
Postretirement benefits expense                           163,307                                                    163,307
                                                      -----------      -----------                               -----------
Total selling, general and administrative expense       5,241,794          864,000                                 6,105,794
                                                      -----------      -----------                               -----------

Other income                                              349,604                                                    349,604
                                                      -----------      -----------           ----------          -----------

Income before interest and taxes                          547,046         (864,000)           4,123,000            3,806,046

Interest income                                                            230,650   (a)                             230,650

Interest expense                                                        (1,841,120)  (c)                          (1,841,120)
                                                      -----------      -----------           ----------          -----------
Income before income taxes                            $   547,046      $(2,474,470)          $4,123,000            2,195,576

Estimated income taxes                                                                                               905,895   (f)
                                                                                                                 -----------

Net income                                                                                                       $ 1,289,681
                                                                                                                 -----------

Net income per share:
   Basic                                                                                                         $       .14
                                                                                                                 ===========
   Diluted                                                                                                       $       .13
                                                                                                                 ===========

Weighted average shares outstanding:
   Basic                                                                                                           9,474,583   (e)
                                                                                                                 ===========
   Diluted                                                                                                         9,580,693   (e)
                                                                                                                 ===========

                           CORE MATERIALS CORPORATION

          The Unaudited Proforma Combined Statement of Income reflects the effects of certain adjustments to the historical financial statements that result from the acquisition of Columbus Plastics by Core Materials. Columbus Plastics was not a stand alone division or subsidiary of Navistar and was not generally accounted for separately. Navistar's systems and procedures do not provide sufficient information to develop a reasonable cost allocation for income taxes and interest expense. Accordingly, historical net income per common share amounts have not been included for the financial information for Columbus Plastics. A historical statement of income for Core Materials is not included in the unaudited proforma combined financial information as the Acquisition was accounted for using reverse acquisition accounting treatment.

          (a) Represents the estimated interest income to be earned on the mortgage-backed security at the security's effective interest rate of 7%.

          (b) Represents the additional revenues resulting from pricing sales by Core Materials to Navistar reflecting the prices specified in the Comprehensive Supply Agreement, rather than at Core Materials historical standard cost.

          (c) Represents the estimated interest expense on the Secured Note due to Navistar at 8% per annum less the interest credit of $520,000 for the twelve months ended December 31, 1996 which represents the capitalization of interest on the Secured Note relating to property, plant and equipment under construction.

          (d) Represents an estimate of the additional administrative expenses to be incurred by Core Materials as a result of its status as a stand-alone, publicly owned company rather than an operating unit of a much larger corporation. Additional costs consist primarily of broker fees, legal fees, auditing fees, 10-K and 10-Q printing fees, officers' salaries and directors' fees.

          (e) The weighted average number of common shares outstanding used to calculate basic and diluted net income per common share include the number of shares of Core Materials' common stock outstanding prior to the acquisition and the number of shares issued to Navistar as consideration for the Acquisition. The diluted weighted average shares outstanding also includes the effect of the assumed exercise of 260,000 dilutive Core Materials' stock options, using the treasury stock method.

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

                           CORE MATERIALS CORPORATION

6.  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consists of the following at December
31:

                                                  1998            1997
                                              ------------    ------------
       Land and land improvements             $  2,136,959    $  2,024,566
       Buildings                                16,349,245      11,635,593
       Machinery and equipment                  15,871,858      11,319,771
       Tools, dies and patterns                    460,802         334,761
       Construction in progress                  1,015,749       9,656,310
                                              ------------    ------------
       Total                                    35,834,613      34,971,001
       Less accumulated depreciation           (11,754,866)    (10,293,834)
                                              ------------    ------------

       Property, plant and equipment  - net   $ 24,079,747    $ 24,677,167
                                              ============    ============

          Construction in progress at December 31, 1997, primarily relates to the construction and equipping of a new 110,900-square-foot facility in Gaffney, South Carolina to expand Core Materials' molding and assembly capacities. Construction in progress at December 31, 1998 primarily relates to the purchase and installation of equipment at Core Materials' Columbus, Ohio and Gaffney, South Carolina facilities. At December 31, 1998, commitments for capital expenditures in progress were $1,850,000.

          In December 1997, August 1998, and December 1998, Core Materials entered into sale-leaseback arrangements with a financial institution, whereby it sold certain equipment and leased such back under operating lease arrangements (see Note 7).


7.  DEBT AND LEASES

          Long term debt consists of the following at December 31:

                                                                                   1998             1997
                                                                               -----------      -----------
            Secured Note Payable due to Navistar, interest at 8%, payable semi-annually, principal due November 2006, secured by a
            subordinated lien and security interest in all Core Materials'
            assets.                                                            $19,920,150      $18,821,841

            Industrial Revenue Bond, interest adjustable weekly (1998
            average 3.6%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a
            $7,592,000 bank letter of credit.                                    7,370,000
                                                                               -----------      -----------
            Total                                                               27,290,150       18,821,841
            Less current portion                                                   285,000
                                                                               -----------      -----------
            Long-term debt                                                     $27,005,150      $18,821,841
                                                                               ===========      ===========

                           CORE MATERIALS CORPORATION

SECURED NOTE PAYABLE

          In connection with the acquisition, Core Materials is also required to pay Navistar future consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieves earnings before interest and taxes in excess of established thresholds during the period of 1997 through 1999 (see Note 4).

          Contingent principal payments under the secured note are due as follows:

                    a) Within ninety days after the end of each fiscal year of Core Materials during the term of the Secured Note, Core Materials shall pay principal in an amount equal to the amount, if any, by which the total cash and cash equivalents of Core Materials, as of the end of such fiscal year, exceeds $3,000,000, as long as there is no outstanding balance on the revolving line of credit and Core Materials is in compliance with all loan covenants; and

                    b) In the event Core Materials obtains, from time to time, any refinancing loan (as defined by the terms of the Secured
                    Note), Core Materials shall promptly, upon obtaining such loan, pay principal in an amount equal to the proceeds of such loan.

          Total cash and cash equivalents of Core Materials as of December 31, 1998 were $3,117,085. However, Navistar agreed to waive any principal payment on the excess over $3,000,000 at December 31, 1998. Based upon the financial position of Core Materials at December 31, 1998, and the waiver, the Secured
Note is classified as long-term on the balance sheet.

          In December 1997, a refinancing arrangement was entered into with a financial institution whereby Core Materials received $12,000,000 from a sale/leaseback transaction. The proceeds from this transaction were used to repay principal on the Secured Note due to Navistar.

          In May 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond. Core Materials used $3,000,000 of these proceeds to repay principal on the Secured Note due to Navistar.

          During 1997, the final purchase price adjustments under the Asset Purchase Agreement were reviewed by Core Materials and Navistar management. As a result of this review, it was agreed that Core Materials would assume an additional $1,629,000 of accumulated benefits obligations relating to postretirement benefits at December 31, 1996 and reduce the Secured Note payable to Navistar by the same amount and amend the December 31, 1996 closing balance sheet of Columbus Plastics to reflect the reclassification of these two long-term liabilities (see Note 12).

          In addition, based on Core Materials' earnings for the years ended December 31, 1998 and 1997, the Secured Note was increased by approximately $4,098,000 and $2,937,000, respectively, in accordance with the provisions of the Asset Purchase Agreement (see Note 4).

          The provisions of the Secured Note prohibit the declaration or payment of cash dividends, the repurchase or retirement of capital stock, as well as the pledge of any of Core Materials' assets or revenue as a security lien to a third party, except as approved by Navistar, as long as the Secured Note is outstanding.

                           CORE MATERIALS CORPORATION

      LINE OF CREDIT

          At December 31, 1998, Core Materials had available a $7,500,000 variable rate revolving line of credit. This facility, which matures on November 30, 1999, is secured by a first priority lien and security interest in all Core Materials' business assets. The line of credit bears interest at LIBOR plus two percent or prime as elected by Core Materials. There was no total outstanding balance under this facility at December 31, 1998. The total outstanding balance under these facilities at December 31, 1997 was $3,997,120 at a weighted average interest rate of 8.37%.

     INDUSTRIAL REVENUE BOND

          In May, 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April, 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%. Principal is payable beginning in July, 1998. Total principal maturities by year are: 1999 - $285,000; 2000 - $305,000; 2001 - $330,000; 2002 - $355,000; 2003 - $390,000;
and thereafter - $5,705,000.

          In conjunction with the IRB, in June, 1998, Core Materials entered into an interest rate swap agreement with a commercial bank. This agreement effectively converts the variable rate IRB to fixed interest debt. Under this agreement, Core Materials pays a fixed rate of 4.89% to the bank and receives 76% of the 30 day commercial paper rate. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term matches the payment schedule on the IRB with final maturity in April 2013. While Core Materials is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

          As security for the IRB, Core Materials obtained a letter of credit in the amount of $7,592,000 from a commercial bank. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of Core Materials' business assets. The letter of credit expires in April, 2003 but may be extended for an additional one year period in April of each year.

      LEASES

          In December 1997, Core Materials entered into a sale-leaseback arrangement with a financial institution. Equipment, consisting primarily of SMC presses, with a net book value of approximately $8,619,000, was sold for $12,000,000 and leased back under a 10 year lease agreement. The lease agreement meets the criteria to be accounted for as an operating lease. Core Materials recorded a deferred gain of approximately $3,381,000 on the transaction which is being amortized over the life of the lease. The current portion of the deferred gain, approximately $338,000, is recorded in other accrued liabilities. For the year ended December 31, 1998, Core Materials recognized into income approximately $338,000 of the deferred gain. Proceeds from the sale-leaseback of $12,000,000 were used to reduce a portion of the principal on the Secured Note payable due to Navistar.

          In August 1998, Core Materials entered into sale-leaseback arrangements with a financial institution. Equipment, consisting primarily of SMC presses and a waterjet, was sold for its net book value of $5,279,000 and leased back under a 10 year lease agreement. No gain or loss resulted from the transaction. The lease agreement meets the criteria to be accounted for as an operating lease.

          In December 1998, Core Materials entered into an additional sale-leaseback arrangement with a financial institution. Equipment consisting of two SMC presses, with a net book value of $742,000 were sold for $1,550,000 and then leased back under a 7 year lease agreement. The lease agreement meets the criteria to be accounted for as an operating lease. Core Materials recorded a deferred gain of approximately $808,000 on the transaction which will be amortized over the life of the

                           CORE MATERIALS CORPORATION
lease. The current portion of the deferred gain, approximately $115,000, is recorded in other accrued liabilities. Core Materials will begin recognizing this deferred gain into income in January, 1999.

          Core Materials also leases certain other equipment under operating leases with original lease terms of 2 to 10 years. Total rental expense was $2,462,000, $701,000 and $563,000 for 1998, 1997 and 1996, respectively.

          The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

             1999                             $ 2,545,000
             2000                               2,545,000
             2001                               2,375,000
             2002                               2,387,000
             2003                               2,731,000
             Thereafter                        10,977,000
                                              -----------
             Total minimum lease payments     $23,560,000
                                              ===========


8.  EQUITY INVESTMENT ACCOUNT

          Prior to January 1, 1997, cash flows for purchases of inventory, payroll, capital expenditures, and other expenditures were funded through the intercompany Equity Investment account with Navistar. Accordingly, Columbus Plastics had no operating cash flows and a statement of cash flows is not presented for the year ended December 31, 1996. In lieu of a statement of cash flows, the following summarizes the changes in the Equity Investment account for the year ended December 31, 1996.

Balance - beginning of year                                         $ 24,206,408
Funding of purchases                                                  45,922,756
Net charges from Navistar                                             19,695,932
Navistar funding of plant expenses and other                           2,777,608
Net charges to Navistar                                              (36,030,151)
Collections from third parties                                       (27,781,025)
Income before interest and taxes                                         547,046
Push down of post-retirement benefits liabilities from Navistar       (1,757,490)
Issuance of Core Materials common stock                              (27,581,084)
                                                                    ------------

Balance - end of year                                               $         --
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

                           CORE MATERIALS CORPORATION

          Navistar Funding of Plant Expenses and Other - represents amounts transferred to Columbus Plastics from Navistar as reimbursement for expenses paid by Columbus Plastics.

          Net Charges to Navistar - represents the intercompany sales and charges by Columbus Plastics to other Navistar manufacturing plants for the sale of SMC products.

          Collections From Third Parties - represents amounts collected by Columbus Plastics on sales to third parties, primarily Yamaha, and collections on billings for tooling projects.

          Push Down of Post-Retirement Benefits Liabilities From Navistar - represents the push down from Navistar to Core Materials of the projected post-retirement benefit obligations which were assumed by Core Materials. See
Note 12 for further discussion of the post-retirement benefit obligation.

          Issuance of Core Materials Common Stock - reverse acquisition accounting treatment requires that the retained earnings carried forward to Core Materials as of December 31, should consist of Columbus Plastics' Equity Investment account, less an amount equivalent to the par value of Core Materials' common stock owned by Navistar. This item represents the transfer of the Equity Investment account to common stock and retained earnings.


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

                           CORE MATERIALS CORPORATION

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

     RESTRICTED COMMON STOCK

          In 1997, Core Materials issued, in total, 41,000 shares of common stock, par value $0.01 per share, to 410 employees (which constituted all of its employees at the time of grant with the exception of certain executive employees). The Company received no consideration for the issued shares. The shares were issued as an incentive for its employees to remain with the Company and were subject to forfeiture to the Company if an employee left prior to December 31, 1998. During this period, the shares could not be transferred. As of December 31, 1998, 45 of these employees terminated service with Core Materials and, therefore, the 4,500 shares were forfeited and retired. The market value of the remaining shares at the dates of grant totaled $105,000 which was recognized as compensation expense of $54,000 in 1998 and $51,000 in 1997.

       PREFERRED STOCK

          Core Materials has authorized 10,000,000 shares of preferred stock (par value: $0.01) of which none is issued.

10.  INCENTIVE STOCK PLANS

       STOCK OPTIONS

          The Company has a Long Term Equity Incentive Plan (the "Plan"), as approved by the shareholders in May, 1997, that allows for grants to directors and key employees of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 1.5 million awards, each representing a right to buy a share of Core Materials' common stock. The Plan expires on the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted.

          During 1998 and 1997, the Company granted non-qualified stock options and incentive stock options to directors and certain employees. The options have vesting schedules of five or ten years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of Core Materials' common stock at the date of grant.

          In October, 1998, the Board of Directors of Core Materials voted to grant a total of 125,000 incentive stock options to certain employees of Core Materials at $3.50 per share which exceeded the fair market value of the stock on the date of grant. These options replaced incentive stock options at prices ranging from $3.69 to $5.13 per share that were previously granted to these employees and were forfeited as a condition of this grant.

          At the time of the merger of RYMAC into Core Materials, each outstanding option to purchase shares of RYMAC's common stock granted under any of RYMAC's previous stock option plans was deemed amended to constitute an option to acquire, at the same price per share, the same number of shares of Core Materials' common stock.

                           CORE MATERIALS CORPORATION

          At December 31, 1996, there were 260,000 outstanding options under the old RYMAC plan, each to purchase one share of Core Materials' common stock at prices ranging from $0.75 to $1.50, all of which were exercisable. All of the options are held by former executive officers and a former director of RYMAC. As of December 31, 1998, all 260,000 options had been exercised.

          The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma 1998 net income and earnings per common share would have been $3,463,018 and $.36 per basic and $.35 diluted share, respectively. For 1997, pro forma net income and earnings per common share would have been $2,657,418 and $.28 per basic share or $.27 per diluted share. The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

          The weighted average fair value of options granted during 1998 and 1997 were $3.31 and $1.93. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 6%, no expected dividend yield, expected lives of 8 and 10 years and expected volatility of 80% for 1998 and 52% for 1997.

          The following summarizes all stock option activity for the years ended December 31:

                                                        1998                         1997
                                                ---------------------        ---------------------
                                                             WEIGHTED                     WEIGHTED
                                                             AVERAGE                      AVERAGE
                                                NUMBER OF    EXERCISE        NUMBER OF    EXERCISE
                                                 OPTIONS      PRICE           OPTIONS      PRICE
                                                ---------    --------        ---------    --------
Options outstanding at beginning of year         940,000       $2.48          260,000       $0.81
Granted                                          432,500        4.24          796,000        2.82
Exercised                                       (167,600)       0.89         (100,000)       0.83
Forfeited                                       (248,100)       3.19          (16,000)       2.77
                                                --------       -----         --------       -----

Options outstanding at end of year               956,800       $3.19          940,000       $2.48
                                                ========       =====         ========       =====

Exercisable at December 31                       154,350       $2.80          221,850       $1.34
                                                ========       =====         ========       =====

Options available for grant                      535,600                      720,000
                                                ========                     ========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1998:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                    ---------------------------------------------        -------------------------
                                                     WEIGHTED
                                   WEIGHTED          AVERAGE                           WEIGHTED
RANGE OF            NUMBER OF      AVERAGE       CONTRACTUAL LIFE        NUMBER OF     AVERAGE
EXERCISE PRICES      OPTIONS    EXERCISE PRICE        (YEARS)             OPTIONS   EXERCISE PRICE
                    ---------   --------------   ----------------        ---------  --------------
$2.75                589,300        $2.75               8.3               144,900       $2.75
$3.47 to $3.81       297,500         3.61               9.4                 9,450        3.61
$5.13                 70,000         5.13               9.4
                     -------        -----                                 -------       -----
                     956,800        $3.19                                 154,350       $2.80
                     =======        =====                                 =======       =====

                           CORE MATERIALS CORPORATION

11.  INCOME TAXES

          Components of the provision for income taxes are as follows:

                                            1998          1997
                                         ----------    ----------
       Current:
          Federal                        $   76,000    $   66,000
          State and local                   909,000       412,000
                                         ----------    ----------
                                            985,000       478,000

       Deferred :
          Federal                         1,817,000     1,346,000
          State and local                  (221,000)      109,000
                                         ----------    ----------
                                          1,596,000     1,455,000
                                         ----------    ----------
       Provision for income taxes        $2,581,000    $1,933,000
                                         ==========    ==========

          No income tax expense was recorded in the financial statements for the year ended December 31, 1996, as Navistar's systems and procedures did not provide sufficient information to develop a reasonable allocation of income tax expense to Columbus Plastics. The Federal deferred tax expense does not represent cash payment of income taxes and was primarily generated by the utilization of net operating loss (NOL) carry forwards and the increase of temporary differences, and will not require future cash payments.

          A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:

                                                                  1998              1997
                                                               -----------       -----------
       Provision at federal statutory rate                     $ 2,119,000       $ 1,583,000
       State and local tax expense, net of federal benefit         454,000           339,000
       Non-deductible expenses                                       8,000            11,000
                                                               -----------       -----------
       Provision for income taxes                              $ 2,581,000       $ 1,933,000
                                                               ===========       ===========

          Deferred tax assets (liabilities) consist of the following at December 31:

                                                                  1998              1997
                                                               -----------       -----------
       Current Asset:
            Accrued liabilities                                $   895,000       $   406,000
            Other, net                                              33,000            49,000
                                                               -----------       -----------
            Total current asset                                    928,000           455,000

       Non-current asset (liability):
           Property, plant and equipment                         4,397,000         4,465,000
           Net operating loss carryforwards                      7,210,000         9,798,000
           Capital loss carryforwards                            3,017,000         3,017,000
           Postretirement benefits                               1,297,000         1,066,000
           Other, net                                              (33,000)         (389,000)
                                                               -----------       -----------
           Total non-current asset                              15,888,000        17,957,000
                                                               -----------       -----------

       Total deferred tax asset                                 16,816,000        18,412,000
       Less valuation allowance                                 (3,787,000)       (6,787,000)
                                                               -----------       -----------
       Total deferred tax asset - net                          $13,029,000       $11,625,000
                                                               ===========       ===========

                           CORE MATERIALS CORPORATION

          A valuation allowance has been provided for those net operating loss
(NOL) carryforwards and temporary differences which are estimated to expire before they are utilized. A full allowance has been provided against the approximately $8.9 million of capital loss carryforwards, because the capital loss carryforwards are estimated to expire before they are utilized ($4.1 million expire in 1999 and $4.8 million expire in 2001). At December 31, 1998, Core Materials had approximately $21,206,000 million of NOL carryforwards available to offset future taxable income. Based upon an extensive review of future taxable income which was completed during the fourth quarter of 1998, the deferred tax valuation allowance was reduced by $3.0 million. This reduction was recorded as an increase in Paid in Capital, in the equity section. Recording the reduction in the valuation allowance as an increase in Paid in Capital was due to the fact that the original valuation allowance was recorded as a reduction to Paid in Capital at December 31, 1996, date of inception, due to reverse acquisition accounting treatment.

          Core Materials' NOL carryforwards expire as follows:

         2007    $ 5,774,000
         2008     10,823,000
         2009      3,614,000
         2010        638,000
         2011        357,000
                 -----------
        Total    $21,206,000
                 ===========

12.  POSTRETIREMENT BENEFITS

          Core Materials provides postretirement benefits to substantially all of its employees. Costs associated with postretirement benefits include pension expense, postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, Core Materials also participates in a multi-employer defined benefit plan for its union represented employees. Prior to the Acquisition, Core Materials' employees were participants in various Navistar sponsored pension and postretirement plans. Navistar allocated postretirement benefit costs to Columbus Plastics based upon the number of Columbus Plastics' participants and their respective demographic data.

          The Navistar pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the Acquisition. In connection with the Acquisition, Navistar retained responsibility for the vested benefits as of December 31, 1996 and Core Materials agreed to reimburse Navistar for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability is $159,000 at December 31, 1998 and $147,000 at December 31, 1997, respectively.

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

                           CORE MATERIALS CORPORATION

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

The funded status of the Company's postretirement benefits plans as of December 31, 1998 and 1997 and a reconciliation with the amounts recognized in the balance sheets are provided below:

                                                      POST RETIREMENT BENEFITS
                                                    -----------------------------
                                                        1998              1997
                                                    -----------       -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $ 2,438,000       $ 1,629,000
Service cost                                            388,000           307,000
Interest cost                                           171,000           130,000
Unrecognized loss                                       277,000           372,000
                                                    -----------       -----------
Benefit obligation at end of year                   $ 3,274,000       $ 2,438,000
                                                    -----------       -----------



Funded status                                       $(3,274,000)      $(2,438,000)
Unrecognized net loss                                   639,000           372,000
                                                    -----------       -----------
Net liability                                       $(2,635,000)      $(2,066,000)
                                                    ===========       ===========

Plan assets                                                  --                --
                                                    ===========       ===========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                              6.50%             8.00%

                           CORE MATERIALS CORPORATION

          The components of expense for all of Core Materials' postretirement benefits plans are as follows:

                                                    1998          1997          1996
                                                 ----------     --------     ----------
       Pension Expense:
          Interest cost                          $   12,000     $ 10,000
          Corporate allocation                                               $  229,000
                                                 ----------     --------     ----------
                                                     12,000       10,000        229,000
                                                 ----------     --------     ----------
          Defined contribution plan
            contributions                           196,000      161,000             --
                                                 ----------     --------     ----------

          Multi-employer plan
            contributions                           328,000      267,000        276,000
                                                 ----------     --------     ----------

       Health and Life Insurance:

          Service cost                              388,000      307,000
          Interest cost                             171,000      130,000
          Amortization of net loss                   10,000
          Corporate allocation                                                  538,000
                                                 ----------     --------     ----------
       Net periodic benefit cost                    569,000      437,000        538,000
                                                 ----------     --------     ----------

       Total postretirement benefits expense     $1,105,000     $875,000     $1,043,000
                                                 ==========     ========     ==========

          The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7.0%. The rate is projected to decrease gradually to 5 % by the year 2004 and remain at that level thereafter. The comparable assumptions for the prior year were 8% and 5%.

          The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                           1-PERCENTAGE     1-PERCENTAGE
                                                          POINT INCREASE   POINT DECREASE
                                                          --------------   --------------
Effect on total of service and interest cost components      $127,000         $ (98,000)
Effect on postretirement benefit obligation                   300,000          (254,000)

                           CORE MATERIALS CORPORATION

13.  CORPORATE ALLOCATIONS

          Prior to its acquisition by Core Materials, Columbus Plastics did not maintain corporate treasury, legal, tax, purchasing and other similar corporate support functions. Columbus Plastics did record certain budgeted corporate expenses related primarily to employee benefits, real estate taxes and insurance. Adjustments to these amounts to reflect actual expenditures were not recorded by Columbus Plastics but are included in the corporate allocation amounts noted below. For purposes of preparing the financial information for Columbus Plastics certain corporate costs and credits along with other Navistar Truck Group expenses which were not budgeted to Columbus Plastics were allocated based upon a variety of factors which include the size of the Columbus Plastics' operation, the number of Columbus Plastics' employees, and the identification of costs specifically attributable to Columbus Plastics. Management believes that the allocation method used is reasonable and reflective of Columbus Plastics' proportionate share of such expenses and is comparable to those that would have been incurred on a stand-alone basis.

          Corporate costs (credits) were allocated to Columbus Plastics in 1996 which were not budgeted and recorded by Columbus Plastics. The amounts represent adjustments to the budgeted expenses or allocations of Navistar Corporate and Truck Group Marketing and Administrative expenses. For the year ended December 31, 1996, cost of goods sold was decreased by $465,000 and selling, general and administrative expense was increased by $434,000.

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

          Under the terms of the Services Agreement, Navistar provided certain accounting, computer services, and office support services to Core Materials and procured insurance on Core Materials' behalf. Core Materials expensed $13,000 for these services in 1998. These 1998 service charges related to the first three months of 1998 and ceased after that time. No balance existed in accounts payable for these services as of December 31, 1998. Core Materials expensed $183,000 for these services in 1997 of which $46,000 had not been paid as of December 31, 1997 and was included in accounts payable. Sales to Navistar were $61,471,000 in 1998 and $50,011,000, in 1997, of which $10,960,000 and
$10,529,000 had not been received as of December 31, 1998 and 1997 and was included in accounts receivable. Receivables as of December 31, 1998 also include an additional $2,024,000 for tooling costs owed by Navistar. Core Materials expensed $1,340,000 in 1998 and $2,322,000 in 1997, for interest expense on the Secured Note of which $647,000 and $1,135,000 had not been paid as of December 31, 1998 and 1997 and was included in accrued liabilities.

15.  LABOR CONCENTRATION

          At December 31, 1998, Core Materials employed a total of 576 employees, 381 of whom, at its Columbus, Ohio facility, are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") which extends to August 1, 2001.

                           CORE MATERIALS CORPORATION

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997.

                                     1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER      TOTAL YEAR
                                     -----------     -----------     -----------     -----------      ----------
DECEMBER 31, 1998:
Net sales                            $20,588,806     $19,149,756     $17,134,725     $20,845,857     $77,719,144
Gross margin                           4,208,494       4,131,486       2,904,097       4,243,880      15,487,957
Income before interest and taxes       2,210,536       2,109,209       1,138,384       2,201,295       7,659,424
Net income                             1,122,778       1,020,931         445,600       1,062,396       3,651,705
Net income per common share:
   Basic                             $       .12     $       .11     $       .05     $       .11        $.38 (1)
   Diluted                           $       .11     $       .10     $       .05     $       .11     $   .37

DECEMBER 31, 1997:
Net sales                            $16,373,035     $16,659,250     $13,680,033     $18,227,640     $64,939,958
Gross margin                           3,436,610       3,740,893       2,932,016       3,979,287      14,088,806
Income before interest and taxes       1,571,841       1,840,556       1,137,033       2,104.596       6,654,026
Net income                               604,312         766,235         381,960         970,974       2,723,481
Net income per common share:
   Basic                             $       .06     $       .08     $       .04     $       .10        $.29 (1)
   Diluted                           $       .06     $       .08     $       .04     $       .10     $   .28

(1) Sum of the quarters do not add up to total year due to rounding.


                                     ******


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this Part III, Item 10 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 18,1999, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this Part III, Item 11 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 18, 1999, which is expected to be filed with the

Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Part III, Item 12 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 18, 1999, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Part III, Item 13 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 19, 1999, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       DOCUMENTS FILED AS PART OF THIS REPORT:
          ---------------------------------------

          (1)       FINANCIAL STATEMENTS
                    --------------------

                    The following financial statements are included in Part II,
                    Item 8 of this Form 10-K:

                    Independent Auditors' Report

                    Statements of Income for the Years Ended December 31, 1998 and 1997 and Statement of Revenues, Direct Expenses and Identified Corporate Expenses Before Interest and Taxes for the Year Ended December 31, 1996

                    Balance Sheets as of December 31, 1998 and 1997

                    Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997

                    Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

                    Notes to Financial Statements

          (2)       FINANCIAL STATEMENT SCHEDULES
                    -----------------------------

                    The following financial statement schedule is filed with this Annual Report on Form 10-K: Schedule II - Valuation and Qualifying Accounts and Reserves

                    All other schedules are omitted because of the absence of the conditions under which they are required.

          (3)       EXHIBITS
                    --------

                    See Index to Exhibits filed with this Annual Report on Form 10K.

(b)       REPORTS ON FORM 8-K
          -------------------

          The Company filed no reports on Form 8-K for the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      CORE MATERIALS CORPORATION

                                      By  /s/  Kenneth M. Schmell
                                          --------------------------------------
                                                    Kenneth M. Schmell
                                            Executive Vice President and Chief
                                                     Operating Officer


Date:  March 26, 1999

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


          SIGNATURE                          TITLE                     DATE

/s/  Kenneth M. Schmell           Executive Vice President and    March 26, 1999
-------------------------------   Chief Operating Officer
      Kenneth M. Schmell

/s/  Kevin L. Barnett             Vice President, Secretary,      March 26, 1999
-------------------------------   Treasurer and Chief Financial
       Kevin L. Barnett           Officer

/s/  Gerald L. Voirol             Controller and Assistant        March 26, 1999
-------------------------------   Secretary
       Gerald L. Voirol

              *                   Director                        March 26, 1999
-------------------------------
       James F. Crowley

              *                   Director                        March 26, 1999
-------------------------------
      Ralph O. Hellmold

              *                   Director                        March 26, 1999
-------------------------------
       Thomas M. Hough

              *                   Director                        March 26, 1999
-------------------------------
       Malcolm M. Prine

              *                   Director                        March 26, 1999
-------------------------------
      James L. Simonton

*By    /s/ Kevin L. Barnett       Attorney-In-Fact                March 26, 1999
      -------------------------
           Kevin L. Barnett

                           CORE MATERIALS CORPORATION

                                   SCHEDULE II


Valuation and qualifying accounts and reserves for the years ended December 31, 1998 and 1997.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.

                                                    Additions
                                             ------------------------
                               Balance at    Charged to    Charged to
                               Beginning       Costs &        Other     Deductions    Balance At
                                of Year       Expenses      Accounts       (A)        End of Year
                               ----------    ----------    ----------   ----------    -----------
Year Ended December 31, 1998    $133,000                                  $28,000       $105,000

Year Ended December 31, 1997          --      $140,000         --         $ 7,000       $133,000

(A) Amount represents uncollectable accounts written off.

                                                       INDEX TO EXHIBITS

Exhibit No.     Description                         Location
-----------     -----------                         --------

2(a)(1)         Asset Purchase Agreement            Incorporated by reference to
                dated as of September 12, 1996,     Exhibit 2-A to Registration
                as amended October 31, 1996,        Statement on Form S-4
                between Navistar and RYMAC(1)       (Registration No. 333-15809)

2(a)(2)         Second Amendment to Asset           Incorporated by reference to
                Purchase Agreement dated            Exhibit 2.1.1 to Annual
                December 16, 1996(1)                Report on Form 10-K for the
                                                    year-ended December 31, 1996

2(b)(1)         Agreement and Plan of Merger        Incorporated by reference to
                dated as of November 1, 1996,       Exhibit 2-B to Registration
                between Core Materials and          Statement on Form S-4
                RYMAC                               (Registration No. 333-15809)

2(b)(2)         First Amendment to Agreement        Incorporated by reference to
                and Plan of Merger dated as of      Exhibit 2(b)(2) to Annual
                December 27, 1996 between           Report on Form 10-K for the
                Core Materials and RYMAC            year ended December 31, 1997

3(a)(1)         Certificate of Incorporation of     Incorporated by reference to
                Core Materials Corporation          Exhibit 4(a) to Registration
                as filed with the Secretary of      Statement on Form S-8,
                State of Delaware on October 8,     (Registration No. 333-29203)
                1996

3(a)(2)         Certificate of Amendment of         Incorporated by reference to
                Certificate of Incorporation        Exhibit 4(b) to Registration
                of Core Materials Corporation       Statement on Form S-8
                as filed with the Secretary of (Registration No. 333-29203) State of Delaware on November 6,
                1996

3(a)(3)         Certificate of Incorporation of     Incorporated by reference to
                Core Materials Corporation,         Exhibit 4(c) to Registration
                reflecting amendments through       Statement on Form S-8
                November 6, 1996 [for purposes of (Registration No. 333-29203) compliance with Securities and
                Exchange Commission filing
                requirements only]

3(b)            By-Laws of Core Materials           Incorporated by reference to
                Corporation                         Exhibit 3-C to Registration
                                                    Statement on Form S-4
                                                    (Registration No. 333-15809)

4(a)(1)         Certificate of Incorporation of     Incorporated by reference to
                Core Materials Corporation          Exhibit 4(a) to Registration
                as filed with the Secretary of      Statement on Form S-8
                State of Delaware on October 8,     (Registration No. 333-29203)
                1996

4(a)(2)         Certificate of Amendment of         Incorporated by reference to
                Certificate of Incorporation        Exhibit 4(b) to Registration
                of Core Materials Corporation       Statement on Form S-8
                as filed with the Secretary of (Registration No. 333-29203) State of Delaware on November 6,
                1996

4(a)(3)         Certificate of Incorporation of     Incorporated by reference to
                Core Materials Corporation,         Exhibit 4(c) to Registration
                reflecting amendments through       Statement on Form S-8
                November 6, 1996 [for purposes of (Registration No. 333-29203) compliance with Securities and
                Exchange Commission filing
                requirements only]

4(b)            By-Laws of Core Materials           Incorporated by reference to
                Corporation                         Exhibit 3-C to Registration
                                                    Statement on Form S-4
                                                    (Registration No. 333-15809)

10(a)(1)        Core Materials Corporation          Incorporated by reference to
                Secured Promissory Note, dated      Exhibit 10.1 to Annual
                December 31, 1996, to Navistar      Report on Form 10-K for the
                International Transportation Corp.  year-ended December 31, 1996

10(a)(2)        Amendment No. 1 to Secured          Incorporated by reference to
                Promissory Note, dated              Exhibit 10.1.1 to Annual
                December 31, 1996, to Navistar      Report on Form 10-K for the
                International Transportation Corp.  year-ended December 31, 1996

10(a)(3)        Amendment No. 2 to Secured          Filed Herein
                Promissory Note, dated April 6,
                1998 to Navistar International
                Transportation Corp.

10(b)           Comprehensive Supply Agreement,     Incorporated by reference to
                dated December 31, 1996, by and     Exhibit 10.2 to Annual
                between Navistar International      Report on Form 10-K for the
                Transportation Corp. and Core       year-ended December 31, 1996
                Materials Corporation

10(c)           Transitional Services Agreement,    Incorporated by reference to
                dated December 31, 1996, by and     Exhibit 10.3 to Annual
                between Navistar International      Report on Form 10-K for the
                Transportation Corp. and Core       year-ended December 31, 1996
                Materials Corporation

10(d)           Registration Rights Agreement,      Incorporated by reference to
                dated December 31, 1996, by and     Exhibit 10.4 to Annual
                between Navistar International      Report on Form 10-K for the
                Transportation Corp. and various    year-ended December 31, 1996
                other persons who become parties
                pursuant to the agreement

10(e)           Loan Agreement, dated December 3,   Incorporated by reference to
                1997, by and between Core           Exhibit 10(e) to Annual
                Materials Corporation and Key       Report on Form 10-K for the
                Bank National Association           year ended December 31, 1997

10(f)           Master Equipment Lease              Incorporated by reference to
                Agreement(2) by and between         Exhibit 10(f) to Annual
                KeyCorp Leasing, a division of      Report on Form 10-K for the
                Key Corporate Capital, Inc. and     year ended December 31, 1997
                Core Materials Corporation

10(g)           Loan Agreement, dated April 1,      Incorporated by reference to
                1998, by and between South          Exhibit 10(a)(1) to
                Carolina Jobs - Economic            Quarterly Report on Form
                Development Authority and Core      10-Q for the quarter ended
                Materials Corporation               June 30, 1998

10(h)           Reimbursement Agreement, dated      Incorporated by reference to
                April 1, 1998, by and between       Exhibit 10(a)(2) to
                Core Materials Corporation and      Quarterly Report on Form
                Key Bank National Association       10-Q for the quarter ended
                                                    June 30, 1998

10(i)           Core Materials Corporation          Incorporated by reference to
                Employee Stock Purchase Plan        Exhibit 4(c) to Registration
                                                    Statement on Form S-8
                                                    (Registration No. 333-60909)

10(j)           Letter Agreement Regarding Terms    Filed Herein
                and Conditions of Interest Rate
                Swap Agreement between KeyBank
                National Association and Core
                Materials Corporation

10(k)           Long Term Equity Incentive Plan(3)  Incorporated by reference to
                                                    Exhibit 4(e) to Registration
                                                    Statement on Form S-8
                                                    (Registration No. 333-29203)

10(l)           1995 Stock Option Plan(3)           Incorporated by reference to
                                                    Exhibit 10.6 to Annual
                                                    Report on Form 10-K for the
                                                    year-ended December 31, 1996

10(m)           1998 Informal Cash Profit Sharing   Filed Herein
                Plan(3)

10(n)           Letter Agreement Regarding          Incorporated by reference to
                Severance Pay to Richard R.         Exhibit 10.7 to Annual
                Conte(3)                            Report on Form 10-K for the
                                                    year-ended December 31, 1996

10(o)           Letter Agreement with Hellmold      Incorporated by reference to
                Associates, Inc. dated November 1,  Exhibit 10.8 to Annual
                1995, as amended April 10, 1996     Report on Form 10-K for the
                and July 18, 1996(3)                year-ended December 31, 1996

10(p)           Oral Compensation Agreement with    Incorporated by reference to
                Malcolm M. Prine(3)                 Exhibit 10.9 to Annual
                                                    Report on Form 10-K for the
                                                    year-ended December 31, 1996

11              Computation of Net Income per       Exhibit 11 is omitted
                Share                               because the required
                                                    information is included in
                                                    the Notes to Financial
                                                    Statements in Part II, Item
                                                    8 of this Annual Report on
                                                    Form 10-K

23              Consent of Independent Auditors     Filed Herein

24              Powers of Attorney                  Filed Herein

27              Financial Data Schedule             Filed Herein

(1) The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Materials Corporation will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

(2) The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including, addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Materials Corporation will provide any omitted schedule to the Securities and Exchange Commission upon request.

(3) Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.