Form 10-Q
period 1999-03-31
CORE MATERIALS CORP
filed 1999-05-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

            [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended        March 31, 1999
                                                 --------------------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   for the transition period from ___________________ to _____________________


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


Registrant's telephone number, including area code: (614) 870-5000
                                                    --------------

                                      N/A
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X  ]               NO  [   ]

         As of May 12, 1999, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS

                                                                           MARCH 31,            DECEMBER 31,
                                                                             1999                   1998
                                                                         ------------           ------------
                                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents                                                $  3,345,146           $  3,117,085
Mortgage-backed security investment                                         2,158,506              2,568,977
Accounts receivable (less allowance for doubtful accounts:
    March 31, 1999 - $105,000; December 31, 1998 - $105,000)               18,474,061             17,728,753
Inventories:
    Finished and work in process goods                                      2,076,771              1,592,288
    Stores                                                                  2,861,206              2,630,993
                                                                         ------------           ------------
        Total inventories                                                   4,937,977              4,223,281

Deferred tax asset                                                            928,048                928,048
Prepaid expenses and other current assets                                     583,544                339,028
                                                                         ------------           ------------
        Total current assets                                               30,427,282             28,905,172

Property, plant and equipment                                              37,074,859             35,834,613
Accumulated depreciation                                                  (12,245,866)           (11,754,866)
                                                                         ------------           ------------
Property, plant and equipment - net                                        24,828,993             24,079,747

Deferred tax asset - net                                                   11,603,087             12,101,257
Other assets                                                                  343,750                351,606
                                                                         ------------           ------------

TOTAL                                                                    $ 67,203,112           $ 65,437,782
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                        $    290,000           $    285,000
   Accounts payable                                                         8,227,943              7,360,949
   Accrued liabilities:
     Compensation and related benefits                                      2,039,094              2,492,006
     Interest                                                                 388,871                725,827
     Other accrued liabilities                                              2,738,599              2,254,655
                                                                         ------------           ------------
        Total current liabilities                                          13,684,507             13,118,437

Long-term debt                                                             26,930,150             27,005,150
Deferred long-term gain                                                     3,255,991              3,369,380
Postretirement benefits liability                                           3,310,923              3,093,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                97,787                 97,787
    Outstanding shares:  March 31, 1999 - 9,778,680,
       December 31, 1998 - 9,778,680
Paid-in capital                                                            19,251,392             19,251,392
Retained earnings (deficit)                                                   672,362               (497,521)
                                                                         ------------           ------------
    Total stockholders' equity                                             20,021,541             18,851,658
                                                                         ------------           ------------
TOTAL                                                                    $ 67,203,112           $ 65,437,782
                                                                         ============           ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                   -----------------------------------
                                                                       1999                   1998
                                                                   ------------           ------------
NET SALES:
  Navistar                                                         $ 16,239,024           $ 16,101,584
  Yamaha                                                              4,166,748              4,120,053
  Other                                                               2,025,943                367,169
                                                                   ------------           ------------
        Total Sales                                                  22,431,715             20,588,806
                                                                   ------------           ------------

Cost of Sales                                                        17,839,175             16,146,549
Postretirement benefits expense                                         255,591                233,763
                                                                   ------------           ------------
        Total cost of sales                                          18,094,766             16,380,312
                                                                   ------------           ------------

GROSS MARGIN                                                          4,336,949              4,208,494
                                                                   ------------           ------------


Selling, general and administrative expense                           1,988,276              1,963,664
Postretirement benefits expense                                          33,861                 34,294
                                                                   ------------           ------------
        Total selling, general and administrative expense             2,022,137              1,997,958


INCOME BEFORE INTEREST AND TAXES                                      2,314,812              2,210,536

Interest income                                                          89,275                 61,222
Interest expense                                                       (407,697)              (368,744)
                                                                   ------------           ------------

INCOME BEFORE INCOME TAXES                                            1,996,390              1,903,014

Income taxes:
   Current                                                              328,337                238,020
   Deferred                                                             498,170                542,216
                                                                   ------------           ------------
        Total income taxes                                              826,507                780,236
                                                                   ------------           ------------

NET INCOME                                                         $  1,169,883           $  1,122,778
                                                                   ============           ============

NET INCOME PER COMMON SHARE:
    Basic                                                          $       0.12           $       0.12
                                                                   ============           ============
    Diluted                                                        $       0.12           $       0.11
                                                                   ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                             9,778,680              9,612,930
                                                                   ============           ============
    Diluted                                                           9,880,682             10,032,816
                                                                   ============           ============


See notes to financial statements

                           CORE MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                                           TOTAL
                                      COMMON STOCK OUTSTANDING               PAID-IN               RETAINED            STOCKHOLDERS'
                                    SHARES               AMOUNT              CAPITAL               EARNINGS               EQUITY
                                 -----------          -----------          -----------          -------------          -----------
BALANCE AT JANUARY 1, 1999         9,778,680          $    97,787          $19,251,392          $    (497,521)         $18,851,658


Net Income                                                                                          1,169,883            1,169,883


                                 -----------          -----------          -----------          -------------          -----------
BALANCE AT MARCH 31, 1999          9,778,680          $    97,787          $19,251,392          $     672,362          $20,021,541
                                 ===========          ===========          ===========          =============          ===========


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                               ----------------------------------
                                                                                  1999                   1998
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $ 1,169,883           $ 1,122,778
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             498,856               438,442
         Deferred income taxes                                                     498,170               542,216
         Loss on disposal of assets                                                     --                   318
         Amortization of gain on sale/leaseback transaction                       (113,389)              (74,090)
         Compensation expense on stock awards                                           --                14,967
         Change in operating assets and liabilities:
                  Accounts receivable                                             (745,308)           (1,852,152)
                  Inventories                                                     (714,696)              (44,169)
                  Prepaid and other assets                                        (244,516)             (167,764)
                  Accounts payable                                                 866,994             1,295,213
                  Accrued and other liabilities                                   (305,924)             (831,634)
                  Postretirement benefits liability                                217,766               195,088
                                                                               -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        1,127,836               639,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                       (1,240,246)           (2,990,992)
Proceeds from maturities on mortgage-backed security investment                    410,471               244,848
                                                                               -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                             (829,775)           (2,746,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit                                                         --             5,519,470
Payments on lines-of-credit                                                                           (2,997,120)
Payment of principal on industrial revenue bond                                    (70,000)
                                                                               -----------           -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (70,000)            2,522,350
                                                                               -----------           -----------
NET INCREASE IN CASH                                                               228,061               415,419
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,117,085               100,356
                                                                               -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 3,345,146           $   515,775
                                                                               ===========           ===========

CASH PAID FOR:
         Interest                                                              $   720,315           $ 1,120,819
         Income Taxes                                                          $   240,000           $   228,000


See notes to financial statements.

                           CORE MATERIALS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at March 31, 1999, and the results of operations and cash flows. The "Notes to Financial Statements" which are contained in the 1998 Annual Report to shareholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1999.

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


2.  RESTRICTED CASH

         Included in cash at March 31, 1999, is $312,756 which is restricted pursuant to the terms of the Industrial Revenue Bond which was issued in May, 1998. This restriction will be removed as Core Materials incurs qualified expenditures related to the project for which the bond was issued.


3. COMPREHENSIVE INCOME

         Core Materials adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. Core Materials does not have any items of comprehensive income other than net income; therefore, total comprehensive income amounted to $1,169,883 and $1,122,778 for the three months ended March 31, 1999 and 1998, respectively.


4. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three months ended March 31, 1999, weighted average shares increased for the computation of diluted income per share by 102,002 due to the effect of stock options. This item had no effect on net income per share for the three months ended March 31, 1999. In calculating net income per share for the three months ended March 31, 1998, weighted average shares increased for the computation of diluted income per share by 419,886, due to the effect of stock options; as a result net income per share was reduced by $.01.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, marine, agricultural, and consumer products industries, the general economy, competitive factors, the dependence on two major customers, the recent efforts of Core Materials to expand its customer base, new technologies, the year 2000 systems issue, regulatory requirements, labor relations, the loss or inability to attract key personnel, start-up of the Company's South Carolina facility, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

                                    OVERVIEW

         On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar's truck manufacturing division since its formation in late 1980.

         Core Materials manufactures high quality compression SMC fiberglass reinforced parts. The demand for Core Materials' products is affected by economic conditions in the United States and Canada. Core Materials' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Materials' operations will change proportionately more than revenues from operations.

         At the time of the acquisition of Columbus Plastics, Navistar and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Core Materials became the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts using the SMC process.


RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS
                              ENDED MARCH 31, 1998

    Net sales for the three months ended March 31, 1999, totaled $22,432,000 up 9% from the $20,589,000 reported for the three months ended March 31, 1998. Sales to Navistar totaled $16,239,000, up slightly from $16,102,000 for the three months ended March 31, 1998. Sales to Navistar related to truck production increased $826,000 which was offset by a decrease in sales for service parts of $689,000. The decrease in sales of service parts is due to sales in the prior year being higher than normal due to a backlog of orders from 1997. Sales to Yamaha were also flat at $4,167,000 compared with $4,120,000 for the three months ended March 31, 1998.

    "Other" sales for the three months ended March 31, 1999, increased 452% to $2,026,000 from $367,000 for the three months ended March 31, 1998. The increase in sales was primarily the result of new customers during 1998 and 1999, including: New Holland North America, Inc. - $492,000; Case Corporation - $491,000; Outboard Marine Corporation - $388,000; Volvo Trucks North America, Inc. - $208,000; and Caradon Doors and Windows, Peachtree Division - $132,000.

    Gross margin was 19% of sales for the three months ended March 31, 1999 compared with 20% for the three months ended March 31, 1998. The decreased gross margin as a percent of sales from the prior year is primarily due to higher fixed overhead costs associated with operating the Gaffney manufacturing facility, which was not open for the full quarter in the prior year. Also impacting the gross margin was production inefficiencies associated with ramping up production for existing customers and the start up of new products.

     Selling, general and administrative expenses totaled $2,022,000 and remained relatively flat as compared to $1,998,000 for the three months ended March 31, 1998.

     Interest income for the three months ended March 31, 1999 totaled $89,000 increasing from the $61,000 in the prior year as a result of interest earned on excess cash. Interest expense totaled $408,000 increasing from $369,000 in the prior year. This increase is primarily the result of a reduction in capitalized interest. During the first quarter of 1998, interest expense was being capitalized related to the construction of the Gaffney, South Carolina manufacturing facility which was completed in that quarter.

    Income taxes for the three months ended March 31, 1999 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards, recorded as a deferred tax asset, were partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments related to the three months ended March 31, 1999 are estimated to be approximately $328,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended March 31, 1999 was $1,170,000 or $.12 per basic and diluted share, an increase of $47,000 or 4% over the net income for the three months ended March 31, 1998 of $1,123,000 or $.12 per basic and $.11 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the three months ended March 31, 1999 totaled $1,128,000, resulting mainly from net income of $1,170,000. Depreciation and amortization of $499,000 and deferred income taxes of $498,000, primarily related to Core Materials $21,000,000 of operating tax loss carry forwards, also contributed positively to the operating cash flow. Decreasing the operating cash flow was an increase in accounts receivable of $745,000 primarily caused by higher sales.

         Investing activities negatively affected cash flow by $830,000 for the three months ended March 31, 1999. Capital expenditures totaled $1,240,000 primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on Core Materials' mortgage-backed security investment of $410,000.

         Financing activities reduced cash flow by $70,000 due to principal repayment on the $7,500,000 Industrial Revenue Bond which was issued in 1998.

         At March 31, 1999, Core Materials had cash on hand of $3,345,000 and an available line of credit of $7,500,000. Management believes that these sources, along with internally generated funds from operations and future bank financing, will be sufficient to fund planned operating expenses and capital requirements.

YEAR 2000 READINESS STATEMENT

         Core Materials believes it has identified all of its significant software and hardware applications that will require modification to ensure Year 2000 ("Y2K") compliance. Internal and external resources are being used to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials is working with its suppliers and customers to aid in their becoming Y2K compliant. Where able, Core Materials plans to complete the modifications by the end of July 1999. This date is significant in that it is the next scheduled vacation plant shutdown date and some of the modifications must be completed while the Columbus plant is not in operation. In some cases, compliance cannot be achieved until January 1, 2000. On this date, a resetting of the internal clocks on some electronic devices is required. In these cases, Core Materials has tested and will test the remaining apparatus by rolling the date before July 1999 to assure the dates will roll without problems.

         Core Materials has grouped its exposure into 6 major categories of items: (1) Production Equipment, (2) Information Technology, (3) Facilities and Utilities, (4) Quality Systems, (5) Suppliers and Customers, and (6) General Business Items.

         The status of each is as follows:

         PRODUCTION EQUIPMENT: Production equipment concerns can be grouped into the following areas: (1) Press Programmable Logic Units ("PLC's"), (2) Other Non-Press Related PLC's, (3) Press Computers, (4) Press Software, (5) Robotics,
(6) Paint Control and Tracking Systems, and (7) SMC mix system software and computer. Core Materials has contacted the manufacturers of critical production equipment to determine Y2K compliance. In addition, Core Materials is utilizing an independent engineering firm to assist in achieving Y2K compliance. This firm has performed a wall-to-wall inventory of production equipment and software. This firm has researched all items on the inventory to determine the items represented by suppliers as compliant and has contacted outside equipment suppliers to determine potential fixes in areas of non-compliance. Finally, this firm will perform sample testing on both compliant and non-compliant equipment developing repair processes where required. Core Materials, with the assistance of the engineering firm, is working on repair procedures and contingency plans for those items identified as non-compliant. Many of the repair procedures provided by the equipment manufacturers cannot be implemented until January 1, 2000; however, Core Materials is currently testing the repair procedures. Core Materials plans to replace those press computers that must be replaced to obtain Y2K compliance. Press software has been tested and found to be capable of functioning beyond the year 2000. The paint control and tracking system has been replaced with software and hardware that has been represented by the manufacturers to be Y2K compliant. The SMC mix system software and computer will be replaced/upgraded before mid year 1999. Core Materials would be subjected to a great deal of risk if the items above were to fail.

         INFORMATION TECHNOLOGY: Core Materials has used the Y2K problem as a catalyst to perform a complete replacement of all of its operations and financial systems. The new system was activated in the Gaffney operation in September of 1998 and in the Columbus operation in November of 1998. Many secondary software systems such as the fixed asset system and the maintenance system have already been replaced. Some secondary systems, posing no risk to Core Materials or its customers, are also being replaced and/or upgraded with scheduled completion by the middle of the second quarter of 1999. As of April 1999, the hardware and network infrastructure has been upgraded/replaced. In addition, the payroll systems have been replaced and are represented by the manufacturers to be Y2K compliant.

         FACILITIES AND UTILITIES: Core Materials' major utility suppliers (gas, electric, water, telephone) have been contacted and, with the exception of water, have provided information stating that they will be Y2K compliant before compliance becomes an issue. The Columbus water supplier has publicly published Y2K readiness information stating current compliance. Though contingencies do not exist for long term systemic outages, contingencies are being developed for the more likely scenarios of intermittent disruptions in service. If a continued or catastrophic failure with these utility suppliers occurs, the continuing operations of Core Materials would be in serious jeopardy. Other areas of lesser concern include fire and alarm, and environmental control systems. Core Materials has received verification from the environmental control system and HVAC system manufacturers that they are compliant. Core Materials is pursuing documentation from the manufacturers of its fire and alarm systems to certify Y2K compliance and/or to direct Core Materials in updating these systems to Y2K compliance.

         QUALITY SYSTEMS: The primary system used for tracking quality and internal production documentation has been replaced and has been represented by the manufacturers to be Y2K compliant. The only other quality items believed to be of concern are the laboratory and testing apparatus. These apparatus are currently being tested and contingency plans including using outside laboratories for testing have been developed.

         SUPPLIERS AND CUSTOMERS: Substantially all of Core Materials' significant current suppliers and customers have been contacted and are currently responding with their Y2K compliance status. Most responses have been noncommittal as to Y2K readiness. Navistar, Core Materials' largest customer, has provided documentation indicating that they have been working on compliance since 1995 and that they are putting forth their "best efforts to insure that their critical systems and processes will not affect their supply of product." Yamaha, Core Materials' second largest customer, has not yet formally responded. Such contact will continue to be made for all subsequently added suppliers and customers. Alternate suppliers are being identified for those companies that have expressed a problem with compliance and for key suppliers in general. Additional contingencies include purchasing and stocking low cost materials as required. Lastly, a supplier audit team has been developed and will begin auditing suppliers the second quarter of 1999.

         GENERAL BUSINESS ITEMS: General business items include items such as banking, insurance, pension plans, and 401K programs. Core Materials has made contact with the suppliers of these services and has received confirmation from all that compliance is eminent.

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

         Other less severe, but more likely scenarios are being reviewed. On a priority and risk basis, contingency plans are being developed and tested. These contingency plans include the steps necessary to protect and continue operations, the key events to trigger implementation and the person or persons responsible for execution of the plan.

         COSTS OF Y2K: The total cost of the Year 2000 project is estimated at $828,000 and is being funded through operating cash flows. Of the total project cost, approximately $524,000 is attributed to new software/hardware which will be capitalized. The remaining $304,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, Core Materials has incurred approximately $618,000 of costs associated with this project of which $371,000 was capitalized, relating to the purchase of new hardware and software and $247,000 of which has been expensed.

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Core Materials' primary market risk results from fluctuations in interest rates. Core Materials is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk related to Core Materials' current commodities is not material as price changes in commodities are usually passed along to the final customer. Core Materials does not hold any material market risk sensitive instruments for trading purposes.

         Core Materials has the following three items that are market rate sensitive for interest rates. First, Core Materials has long-term debt consisting of an Industrial Revenue Bond with a balance at March 31, 1999 of $7,300,000. Interest is variable and is computed weekly; the average interest rate charged for the three months ended March 31, 1999 was 3.0%; the maximum interest rate that may be charged at any time over the life of the Industrial Revenue Bond is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap agreement. Under this agreement, Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate. Core Materials also has a long-term Secured Note with a balance as of March 31, 1999 of $19,920,000 at a fixed interest rate of 8%. Finally, Core Materials has a 7% mortgage-backed security investment, which matures in November 2025, and such security is recorded at cost. The security is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

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

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No matters were submitted to security holders for vote during the three months ended March 31, 1999.

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



                                               CORE MATERIALS CORPORATION



Date:    May 14, 1999                       By:/s/  Kenneth M. Schmell
         ------------                          ---------------------------------
                                                    Kenneth M. Schmell
                                                    Executive Vice President and
                                                    Chief Operating Officer



Date:    May 14, 1999                       By:/s/   Kevin L. Barnett
         ------------                          ---------------------------------
                                                     Kevin L. Barnett
                                                     Vice President, Treasurer,
                                                     Secretary, and
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT NO.           DESCRIPTION                                             LOCATION
  -----------           -----------                                             --------
  2(a)(1)               Asset Purchase Agreement                                Incorporated by reference to
                        Dated as of September 12, 1996,                         Exhibit 2-A to Registration
                        as amended October 31, 1996,                            Statement on Form S-4
                        between Navistar International Transportation           (Registration No. 333-15809)
                        Corporation and RYMAC Mortgage Investment
                        Corporation(1)

  2(a)(2)               Second Amendment to Asset Purchase                      Incorporated by reference to
                        Agreement dated December 16, 1996(1)                    Exhibit 2.1.1 to Annual
                                                                                Report on  Form 10-K for the
                                                                                year-ended December 31, 1996

  2(b)(1)               Agreement and Plan of Merger dated as of                Incorporated by reference to
                        November 1, 1996, between Core Materials                Exhibit 2-B to Registration
                        Corporation and RYMAC Mortgage Investment               Statement on Form S-4
                        Corporation                                             (Registration No. 333-15809)

  2(b)(2)               First Amendment to Agreement and Plan                   Incorporated by Reference to
                        of Merger dated as of December 27, 1996                 Exhibit 2(b)(2) to Annual
                        Between Core Materials Corporation and RYMAC            Report on Form 10-K for the
                        Mortgage Investment Corporation                         year ended December 31, 1997

  3(a)(1)               Certificate of Incorporation of                         Incorporated by reference to
                        Core Materials Corporation                              Exhibit 4(a) to Registration
                        as filed with the Secretary of State                    Statement on Form S-8
                        of Delaware on October 8, 1996                          (Registration No. 333-29203)

  3(a)(2)               Certificate of Amendment of                             Incorporated by reference to
                        Certificate of Incorporation                            Exhibit 4(b) to Registration
                        of Core Materials Corporation                           Statement on Form S-8
                        as filed with the Secretary of State                    (Registration No. 333-29203)
                        of Delaware on November 6, 1996

  3(a)(3)               Certificate of Incorporation of Core                    Incorporated by reference to
                        Materials Corporation, reflecting                       Exhibit 4(c) to Registration
                        amendments through November 6,                          Statement on Form S-8
                        1996 [for purposes of compliance                        (Registration No. 333-29203)
                        with Securities and Exchange
                        Commission filing requirements only]


  3(b)                  By-Laws of Core Materials Corporation                   Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)

  4(a)(1)               Certificate of Incorporation of Core Materials          Incorporated by reference to
                        Corporation as filed with the Secretary of State        Exhibit 4(a) to Registration
                        of Delaware on October 8, 1996                          Statement on Form S-8
                                                                                (Registration No. 333-29203)

  EXHIBIT NO.           DESCRIPTION                                             LOCATION
  -----------           -----------                                             --------
  4(a)(2)               Certificate of Amendment of Certificate                 Incorporated by reference to
                        of Incorporation of Core Materials                      Exhibit 4(b) to Registration
                        Corporation as filed with the Secretary of              Statement on Form S-8
                        State of Delaware on November 6, 1996                   (Registration No. 333-29203)

  4(a)(3)               Certificate of Incorporation of Core Materials          Incorporated by reference to
                        Corporation, reflecting amendments through              Exhibit 4(c) to Registration
                        November 6, 1996 [for purposes of compliance            Statement on Form  S-8
                        with Securities and Exchange Commission                 (Registration No. 333-29203)
                        filing requirements only]

  4(b)                  By-Laws of Core Materials Corporation                   Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)

  11                    Computation of Net Income per Share                     Exhibit 11 omitted because
                                                                                the required information is
                                                                                included in Notes to
                                                                                Financial Statement

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