Form 10-Q
period 1999-06-30
CORE MATERIALS CORP
filed 1999-08-13
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        To
                               ---------------------       ---------------------


                        Commission File Number 001-12505


                           CORE MATERIALS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      31-1481870
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


800 Manor Park Drive, P.O. Box 28183
Columbus, Ohio                                                        43228-0183
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)


Registrant's telephone number, including area code  (614) 870-5000
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

                           Yes  [X]               NO  [ ]

         As of August 6, 1999, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                        -------------------------------    -------------------------------
                                                            1999              1998             1999              1998
                                                        --------------    -------------    --------------    -------------
NET SALES:
   Navistar                                             $ 15,925,220      $ 15,923,784     $ 32,164,244      $ 32,025,368
   Yamaha                                                  4,145,798         2,670,900        8,312,546         6,790,953
   Other                                                   4,165,136           555,072        6,191,079           922,241
                                                        --------------    -------------    --------------    -------------
      Total Sales                                         24,236,154        19,149,756       46,667,869        39,738,562
                                                        --------------    -------------    --------------    -------------

Cost of Sales                                             21,115,181        14,765,815       38,954,356        30,912,364
Postretirement benefits expense                              276,323           252,455          531,914           486,218
                                                        --------------    -------------    --------------    -------------
      Total cost of sales                                 21,391,504        15,018,270       39,486,270        31,398,582
                                                        --------------    -------------    --------------    -------------

GROSS MARGIN                                               2,844,650         4,131,486        7,181,599         8,339,980
                                                        --------------    -------------    --------------    -------------

Selling, general and administrative expense                2,155,913         1,986,248        4,144,189         3,949,912
Postretirement benefits expense                               37,376            36,029           71,237            70,323
                                                        --------------    -------------    --------------    -------------
      Total selling, general and
      administrative expense                               2,193,289         2,022,277        4,215,426         4,020,235

INCOME BEFORE INTEREST AND TAXES                             651,361         2,109,209        2,966,173         4,319,745

Interest income                                               72,096            56,292          161,371           117,514
Interest expense                                            (467,729)         (435,447)        (875,426)         (804,191)
                                                        --------------    -------------    --------------    -------------

INCOME BEFORE INCOME TAXES                                   255,728         1,730,054        2,252,118         3,633,068

Income taxes:
     Current                                                  42,057           217,394          370,394           455,414
     Deferred                                                 63,814           491,729          561,984         1,033,945
                                                        --------------    -------------    --------------    -------------
      Total income taxes                                     105,871           709,123          932,378         1,489,359
                                                        --------------    -------------    --------------    -------------

NET INCOME                                              $    149,857      $  1,020,931     $  1,319,740      $  2,143,709
                                                        ==============    =============    ==============    =============

NET INCOME PER COMMON SHARE:
     Basic                                              $       0.02      $       0.11     $       0.13      $       0.22
                                                        ==============    =============    ==============    =============
     Diluted                                            $       0.02      $       0.10     $       0.13      $       0.21
                                                        ==============    =============    ==============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                 9,778,680         9,654,230        9,778,680         9,633,581
                                                        ==============    =============    ==============    =============
     Diluted                                               9,843,365        10,126,786        9,862,023        10,079,802
                                                        ==============    =============    ==============    =============


See notes to financial statements

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS



                                                                               JUNE 30,              DECEMBER 31,
                                                                                1999                    1998
                                                                           ----------------       ------------------
                                                                             (UNAUDITED)
ASSETS

Cash and cash equivalents                                                  $    3,234,048         $     3,117,085
Mortgage-backed security investment                                             1,924,593               2,568,977
Accounts receivable (less allowance for doubtful accounts:
    June 30, 1999 - $105,000; December 31, 1998 - $105,000)                    19,138,308              17,728,753
Inventories:
    Finished and work in process goods                                          3,885,158               1,592,288
    Stores                                                                      2,989,492               2,630,993
                                                                           ----------------       ------------------
        Total inventories                                                       6,874,650               4,223,281

Deferred tax asset                                                                928,048                 928,048
Prepaid expenses and other current assets                                         543,870                 339,028
                                                                           ----------------       ------------------
        Total current assets                                                   32,643,517              28,905,172

Property, plant and equipment                                                  39,255,363              35,834,613
Accumulated depreciation                                                      (12,736,866)            (11,754,866)
                                                                           ----------------       ------------------
Property, plant and equipment - net                                            26,518,497              24,079,747

Deferred tax asset - net                                                       11,539,273              12,101,257
Other assets                                                                      335,894                 351,606
                                                                           ----------------       ------------------
TOTAL                                                                      $   71,037,181         $    65,437,782
                                                                           ================       ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities
   Current portion long-term debt                                          $      295,000         $       285,000
   Accounts payable                                                            12,045,222               7,360,949
   Accrued liabilities:
     Compensation and related benefits                                          2,497,990               2,492,006
     Interest                                                                      82,229                 725,827
     Other accrued liabilities                                                  2,616,197               2,254,655
                                                                           ----------------       ------------------
        Total current liabilities                                              17,536,638              13,118,437

Long-term debt                                                                 26,855,150              27,005,150
Deferred long-term gain                                                         3,142,603               3,369,380
Postretirement benefits liability                                               3,331,392               3,093,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock - $0.01 par value, authorized shares - 20,000,000;                    97,787                  97,787
    Outstanding shares:  June 30, 1999 - 9,778,680,
       December 31, 1998 - 9,778,680
Paid-in capital                                                                19,251,392              19,251,392
Retained earnings (deficit)                                                       822,219                (497,521)
                                                                           ----------------       ------------------
    Total stockholders' equity                                                 20,171,398              18,851,658
                                                                           ----------------       ------------------
TOTAL                                                                      $   71,037,181         $    65,437,782
                                                                           ================       ==================


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                            RETAINED             TOTAL
                                  COMMON STOCK OUTSTANDING               PAID-IN            EARNINGS         STOCKHOLDERS'
                                 SHARES              AMOUNT              CAPITAL           (DEFICIT)            EQUITY
                            -----------------    ----------------    ----------------    ---------------    ----------------
BALANCE AT JANUARY 1, 1999       9,778,680       $   97,787          $  19,251,392       $    (497,521)     $  18,851,658

Net Income                                                                                   1,319,740          1,319,740
                            -----------------    ----------------    ----------------    ---------------    ----------------
BALANCE AT JUNE 30, 1999         9,778,680       $   97,787          $  19,251,392       $     822,219      $  20,171,398
                            =================    ================    ================    ===============    ================


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                  1999              1998
                                                                              -------------     -------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                           $   1,319,740     $ 2,143,709
         Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                                           997,712         889,387
            Deferred income taxes                                                   561,984       1,033,945
            Loss on disposal of assets                                                                  318
            Amortization of gain on sale/leaseback transactions                    (226,777)       (148,180)
            Compensation expense on stock awards                                          -          29,215
            Change in operating assets and liabilities:
               Accounts receivable                                               (1,409,555)     (1,056,179)
               Inventories                                                       (2,651,369)        (72,667)
               Prepaid and other assets                                            (204,842)       (208,469)
               Accounts payable                                                   4,684,273        (736,862)
               Accrued and other liabilities                                       (276,072)       (628,356)
               Postretirement benefits liability                                    238,235         248,898
                                                                              -------------     -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,033,329        1,494,759

         CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                              (3,420,750)      (5,029,695)
         Payments on mortgage-backed security investment                           644,384          255,692
                                                                              -------------     -------------
         NET CASH USED IN INVESTING ACTIVITIES                                  (2,776,366)      (4,774,003)

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings under lines-of-credit                                                -        6,419,470
         Payments on lines-of-credit                                                     -       (6,597,120)
         Payments of principal on secured note payable                                   -       (3,000,000)
         Proceeds from issuance of industrial revenue bond                               -        7,500,000
         Payment of principal on industrial revenue bond                          (140,000)               -
         Issuance costs for industrial revenue bond                                      -         (156,276)
         Proceeds from exercise of stock options                                         -          148,820
                                                                              -------------     -------------
         NET CASH PROVIDED(USED IN) FINANCING ACTIVITIES                          (140,000)       4,314,894
                                                                              -------------     -------------
         NET INCREASE IN CASH                                                      116,963        1,035,650
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          3,117,085          100,356
                                                                              -------------     -------------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  3,234,048      $ 1,136,006
                                                                              =============     =============
         Cash paid for:
            Interest (net of amounts capitalized)                             $  1,463,992      $ 1,889,111
            Income taxes                                                           559,000          375,000

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at June 30, 1999, and the results of operations and cash flows. The "Notes to Financial Statements" which are contained in the 1998 Annual Report to shareholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1999.

         Core Materials was formed on October 8, 1996 by RYMAC Mortgage Investment Corporation ("RYMAC"), as a wholly owned subsidiary, for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. ("Navistar").

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


2.  RESTRICTED CASH

         Included in cash at June 30, 1999, is $315,892 which is restricted pursuant to the terms of the Industrial Revenue Bond which was issued in May, 1998. This restriction will be removed as Core Materials incurs qualified expenditures related to the project for which the bond was issued.


3. COMPREHENSIVE INCOME

         Core Materials adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. Core Materials does not have any items of comprehensive income other than net income; therefore, total comprehensive income amounted to $149,857 and $1,020,931 for the three months ended June 30, 1999 and 1998, respectively, and $1,319,740 and $2,143,709 for the six months ended June 30, 1999 and 1998, respectively.


4. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and six months ended June 30, 1999, weighted average shares increased for the computation of diluted income per share by 64,685 and 83,343 shares, respectively, due to the effect of stock options. This item had no effect on net income per share for the three and six months ended June 30, 1999. In calculating net income per share for the three and six months ended June 30, 1998, weighted average shares increased for the computation of diluted income per share by 472,556 and 446,221 shares, respectively, due to the effect of stock options; as a result net income per share was reduced by $.01 and $.01, respectively.



5. COMMITMENTS AND CONTINGENCIES

         Core Materials has contracted to have three compression molding presses manufactured in 1999. Per the contract, payments are to be made as various steps of the manufacturing process are completed; these payments will total $3,181,800. To date, Core Materials has made payments in the amount of $795,700 leaving a remaining balance of $2,386,100. The contracts are cancelable by Core Materials only upon written notice and upon payment to the seller of reasonable and proper cancellation charges. It is the intent of Core Materials to complete the contracts in full and take possession of the presses.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption, constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, marine, agricultural and consumer products industries, the general economy, competitive factors, the dependence on two major customers, the recent efforts of Core Materials to expand its customer base, new technologies, the year 2000 systems issue, regulatory requirements, labor relations, the loss or inability to attract key personnel, start-up of the Company's South Carolina facility, the availability of capital and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    Net sales for the three months ended June 30, 1999, totaled $24,236,000 up 27% from the $19,150,000 reported for the three months ended June 30, 1998. Sales to Navistar increased slightly to $15,925,000 from $15,924,000 for the three months ended June 30, 1998. Sales to Yamaha increased for the three months ended June 30, 1999 by 55% to $4,146,000 compared with $2,671,000 for the three months ended June 30, 1998. The increase in Yamaha sales is primarily due to an additional product added in 1999.

    "Other" sales for the three months ended June 30, 1999 increased 650% to $4,165,000 from $555,000 for the three months ended June 30, 1998. The increase in sales was primarily the result of new customers added during 1998 and 1999, including: New Holland North America, Inc. - $1,607,000; Volvo Trucks North America, Inc. - $1,390,000; and Caradon Doors and Windows, Peachtree Division - $534,000.

    Gross Margin was 11.7% of sales for the three months ended June 30, 1999 compared with 21.6% for the three months ended June 30, 1998. The decreased gross margin as a percent of sales from the prior year is primarily due to inefficiencies associated with both the start-up of new products at both the Columbus, Ohio and the Gaffney, South Carolina facilities and a labor shortage at the Columbus facility. The start-up of new products in Columbus and Gaffney has resulted in higher usage of raw materials, increased scrap and higher labor costs associated with inefficiencies. In Columbus, Core Materials has experienced a shortage of plant labor, due to the low unemployment rate in the Columbus area, necessitating excessive overtime. In addition, the Columbus facility has experienced unusual repair and maintenance downtime. The maintenance downtime resulted in lost production which exacerbated the overtime costs in order to catch up with customer delivery expectations. Going forward, management expects year over year comparisons to be impacted into the fourth quarter. Core Materials is working through the start-up problems and expects to minimize the impact of these events over the next quarter or two.

    Selling, general and administrative expenses ("SG&A") totaled $2,193,000 for the three months ended June 30, 1999 increasing from $2,022,000 for the three months ended June 30, 1998. The increase from 1998 is primarily due to increased costs associated with obtaining personnel, increased travel associated with additional customers, increased insurance costs and other costs related to higher sales and an increased customer base.

     Interest income for the three months ended June 30, 1999 totaled $72,000 increasing from the $56,000 for the three months ended June 30, 1998. Interest expense totaled $468,000 for the three months ended June 30, 1999 increasing from $435,000 for the three months ended June 30, 1998.

    Income taxes for the three months ended June 30, 1999 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments related to the three months ended June 30, 1999 and 1998 are estimated to be approximately $42,000 and $217,000, respectively, which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended June 30, 1999 was $150,000 or $.02 per basic and $.02 per diluted share, a decrease of $871,000 or 85% from the net income for the three months ended June 30, 1998 of $1,021,000 or $.11 per basic and $.10 per diluted share.


    SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Net sales for the six months ended June 30, 1999, totaled $46,668,000 up 17% from the $39,739,000 reported for the six months ended June 30, 1998. Sales to Navistar increased slightly to $32,164.000 from $32,025,000 for the six months ended June 30, 1998. Sales to Yamaha increased for the six months ended June 30, 1999 by 22% to $8,313,000 compared with $6,791,000 for the six months ended June 30, 1998. The increase in Yamaha sales is primarily due to an additional product added in 1999.

    "Other" sales for the six months ended June 30, 1999, increased 571% to $6,191,000 from $922,000 for the six months ended June 30, 1998. The increase in sales was primarily the result of new customers during 1998 and 1999, including:
New Holland North America, Inc. - $2,099,000; Case Corporation - $260,000; Outboard Marine Corporation - $613,000; Volvo Trucks North America, Inc. - $1,598,000; and Caradon Doors and Windows, Peachtree Division - $666,000.

    Gross margin was 15% of sales for the six months ended June 30, 1999 compared with 21% for the six months ended June 30, 1998. The decreased gross margin as a percent of sales is primarily due to the reasons noted above for the three months.

    SG&A totaled $4,215,000 for the six months ended June 30, 1999 increasing from $4,020,000 for the six months ended June 30, 1998. The increase over the 1998 amounts is primarily due to the reasons noted above for the three months.

    Interest income for the six months ended June 30, 1999 totaled $161,000 as compared with the $118,000 for the six months ended June 30, 1998. Interest expense totaled $875,000 for the six months ended June 30, 1998 increasing from $804,000 for the six months ended June 30, 1998. The increase in interest expense from 1999 is primarily the result of a decrease in interest capitalized related to capital projects under construction. During the first quarter of 1998, interest expense was being capitalized related to the construction of the Gaffney, South Carolina manufacturing facility.


    Income taxes for the six months ended June 30, 1999 are estimated to be approximately 41% of total earnings before taxes. Actual cash payments related to the six months ended June 30, 1999 and 1998 are estimated to be approximately $370,000 and $455,000, respectively, which reflects federal alternative minimum, state and local taxes.

    Net income for the six months ended June 30, 1999 was $1,320,000 or $.13 per basic and $.13 per diluted share, a decrease of $824,000 or 38% from the net income for the six months ended June 30, 1998 of $2,144,000 or $.22 per basic and $.21 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flows from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the six months ended June 30, 1999 totaled $3,033,000. Net income contributed $1,320,000 with depreciation and amortization adding another $998,000. An increase in accounts payable contributed $4,684,000; this increase was primarily the result of increased purchases of materials to support the inventory banks for certain customers, increased capital spending and timing effects. Deferred income taxes of $562,000, primarily related to Core Materials $19,900,000 of operating tax loss carry forwards, also contributed positively to the operating cash flow. Decreasing the operating cash flows was an increase in inventory of $2,651,000 associated with higher production requirements. Also decreasing the operating cash flows was an increase in accounts receivable of $1,410,000 primarily caused by higher sales.

         Investing activities reduced cash flows by $2,776,000 for the six months ended June 30, 1999. Capital expenditures totaled $3,421,000 primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on Core Materials' mortgage-backed security investment of $644,000.

         Financing activities reduced cash flow by $140,000 due to principal repayment on the Industrial Revenue Bond which was issued in 1998.

         At June 30, 1999, Core Materials had cash on hand of $3,234,000, of which $316,000 is restricted, and an available line of credit of $7,500,000. Management believes that these sources, along with internally generated funds from operations and future bank financing, are sufficient to fund current planned operating expenses and capital requirements.



YEAR 2000 READINESS STATEMENT

         Core Materials believes it has identified all of its significant software and hardware applications that will require modification to ensure Year 2000 ("Y2K") compliance. Internal and external resources have been used to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials is working with its suppliers and customers to aid in becoming Y2K compliant. Where able, Core Materials plans to complete the modifications by the middle of September 1999. Previously, Core Materials stated these modifications would occur in July 1999. The change in date is due to combining the Y2K upgrades of the SMC mix system with other capital improvements, unrelated to the Y2K upgrades, planned for the system. The decision to combine these two projects was made to minimize the amount of down time the system will incur during improvement and upgrade activities. In some cases, compliance cannot be achieved until January 1, 2000. On this date, a resetting of the internal clocks on some electronic devices is required. In these cases, Core Materials has tested and proved its processes for rolling/resetting the clocks.

         Core Materials has grouped its exposure into 6 major categories of items: (1) Production Equipment, (2) Information Technology, (3) Facilities and Utilities, (4) Quality Systems, (5) Suppliers and Customers, and (6) General Business Items.

         The status of each is as follows:

         PRODUCTION EQUIPMENT: Production equipment concerns can be grouped into the following areas: (1) Press Programmable Logic Units ("PLC's"), (2) Other Non-Press Related PLC's, (3) Press Computers, (4) Press Software, (5) Robotics,
(6) Paint Control and Tracking Systems, and (7) SMC mix system software and computer. Core Materials has contacted the manufacturers of critical production equipment to determine Y2K compliance. In addition, Core Materials is utilizing an independent engineering firm to assist in achieving Y2K compliance. This firm has performed a wall-to-wall inventory of production equipment and software. This firm has researched all items on the inventory to determine the items represented by suppliers as compliant and has contacted outside equipment suppliers to determine potential fixes in areas of non-compliance. Finally, this firm has performed sample testing on both compliant and non-compliant equipment developing repair processes where required. Core Materials, with the assistance of the engineering firm, is working on repair procedures and contingency plans for those items identified as non-compliant. Many of the repair procedures provided by the equipment manufacturers cannot be implemented until January 1, 2000; however, Core Materials has tested the repair procedures and feels that they are adequate to assure Y2K compliance. Core Materials plans to replace those press computers that must be replaced to obtain Y2K compliance. Press software has been tested successfully. The paint control and tracking system has been replaced with software and hardware that has been represented by the manufacturers to be Y2K compliant. The SMC mix system computer has been replaced with equipment warranted/tested to be Y2K compliant and the software will be replaced/upgraded by the middle of September 1999. It should be noted that the SMC Mix System Y2K upgrade itself does not require this length of time; however, other upgrades that are a part of CMC's overall capital improvement program do require extended lead times. CMC has determined that performing both the Y2K and other upgrades simultaneously is the best solution to support the overall business plan. Core Materials would be subjected to a great deal of risk if the items above were to fail.

         INFORMATION TECHNOLOGY: Core Materials has used the Y2K problem as a catalyst to perform a complete replacement of all of its operations and financial systems. A new integrated software package was activated in the Gaffney operation in September of 1998 and in the Columbus operation in November of 1998. This software package covers Core Materials' primary accounting and operations reporting systems. Many secondary software systems such as the fixed asset system and the maintenance system were previously replaced. Some secondary systems, posing no risk to Core Materials or its customers, have also been upgraded/replaced. As of April 1999, the hardware and network infrastructure has been upgraded/replaced. In addition, the payroll systems have been replaced. All replaced systems have been represented by the manufacturers to be Y2K compliant. Core Materials has also successfully performed testing procedures on all systems to confirm compliance. If the systems should fail, Core Materials would have a very difficult time processing its financial activities on a timely basis.

         FACILITIES AND UTILITIES: Core Materials' major utility suppliers (gas, electric, water, telephone) have been contacted and have provided information stating that they will be Y2K compliant before compliance becomes an issue. Though contingencies do not exist for long term systemic outages, contingencies are being developed for the more likely scenarios of intermittent disruptions in service. If a continued or catastrophic failure with these utility suppliers occurs, the continuing operations of Core Materials would be in serious jeopardy. Other areas of lesser concern include fire and alarm, and environmental control systems. Core Materials has received verification from the manufacturers that each of these systems is compliant.

         QUALITY SYSTEMS: The primary system used for tracking quality and internal production documentation has been replaced and has been represented by the manufacturers to be Y2K compliant. The only other quality items believed to be of concern are the laboratory and testing apparatus. These apparatus are believed to be compliant with critical systems being tested and contingency plans have been developed in case of a disruption in service.

         SUPPLIERS AND CUSTOMERS: Substantially all of Core Materials' significant current suppliers and customers have been contacted and are currently responding with their Y2K compliance status. Most responses have been noncommittal as to Y2K readiness. Navistar, Core Materials' largest customer, has provided documentation indicating that they have been working on compliance since 1995 and that they are putting forth their "best efforts to insure that their critical systems and processes will not affect their supply of product." Yamaha, Core Materials' second largest customer, has not yet formally responded. Such contact will continue to be made for all subsequently added suppliers and customers. Alternate suppliers are being identified for those companies that have expressed a problem with compliance and for key suppliers in general. Additional contingencies include purchasing and stocking low cost materials as required. It is likely that Core Materials will not have backups for some suppliers.

         GENERAL BUSINESS ITEMS: General business items include items such as banking, insurance, pension plans, and 401K programs. Core Materials has made contact with the suppliers of these services and has received confirmation from all that compliance is imminent.

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


         COSTS OF Y2K: The total cost of the Y2K project is estimated at $805,000 and is being funded through operating cash flows. Of the total project cost, approximately $505,000 is attributed to new software/hardware which will be capitalized. The remaining $300,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, Core Materials has incurred approximately $660,000 of costs associated with this project of which $419,000 was capitalized, relating to the purchase of new hardware and software and $241,000 of which has been expensed.

         The costs of the project and the date on which Core Materials believes it will complete the Y2K modification are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors; however, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the assurances of outside companies, and similar uncertainties.

         In addition, Core Materials has been and will continue to communicate with others with whom it does significant business to determine their Y2K issues; however, there can be no guarantee that the systems of other companies on which Core Materials' systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Core Materials' systems, would not have a material adverse effect on Core Materials.

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

         Core Materials has the following three items that are market rate sensitive for interest rates. First, Core Materials has long-term debt consisting of an Industrial Revenue Bond with a balance at June 30, 1999 of $7,230,000. Interest is variable and is computed weekly; the average interest rate charged for the six months ended June 30, 1999 was 3.3%; the maximum interest rate that may be charged at any time over the life of the Industrial Revenue Bond is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap agreement. Under this agreement, Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate. Core Materials also has a long-term Secured Note with a balance as of June 30, 1999 of $19,920,000 at a fixed interest rate of 8%. Finally, Core Materials has a 7% mortgage-backed security investment, which matures in November 2025, and such security is recorded at cost. The security is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

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


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                    At the annual meeting of the shareholders of
                  Core Materials Corporation held May 18, 1999 the following issues were voted upon with the indicated results:

                  A. ELECTION OF DIRECTORS:     SHARES VOTED FOR            SHARES WITHHELD
                     James F. Crowley                9,107,222                   41,122
                     Ralph O. Hellmold               9,107,222                   41,122
                     Thomas M. Hough                 9,107,222                   41,122
                     Malcolm M. Prine                9,101,422                   46,922
                     James L. Simonton               9,107,222                   41,122

                     The above elected directors constitute the full acting
                     Board of Directors for Core Materials ; all terms expire at the 2000 annual meeting of stockholders of Core Materials.

                  B. RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR
                     THE YEAR ENDING DECEMBER 31, 1999:

                     SHARES VOTED FOR           SHARES AGAINST        SHARES ABSTAINING
                         9,115,369                    8,800                 24,175



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



                                            CORE MATERIALS CORPORATION



Date:    August 13, 1999                    By: /s/  Kenneth M. Schmell
         ---------------                        --------------------------------
                                                Kenneth M. Schmell
                                                Executive Vice President and
                                                Chief Operating Officer



Date:    August 13, 1999                    By: /s/  Kevin L. Barnett
         ------------------                     --------------------------------
                                                Kevin L. Barnett
                                                Vice President, Treasurer,
                                                Secretary, and
                                                Chief Financial Officer


                                INDEX TO EXHIBITS


    EXHIBIT NO.              DESCRIPTION                                        LOCATION
    -----------              -----------                                        --------

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

    2(a)(2)                  Second Amendment to Asset Purchase                 Incorporated by reference to
                             Agreement dated December 16, 19961                 Exhibit 2.1.1 to Annual
                                                                                Report on  Form 10-K for the
                                                                                year-ended December 31, 1996

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

    2(b)(2)                  First Amendment to Agreement and Plan              Incorporated by Reference to
                             of Merger dated as of December 27, 1996            Exhibit 2(b)(2) to Annual
                             Between Core Materials Corporation and             Report on Form 10-K for the
                             RYMAC Mortgage Investment Corporation              year ended December 31, 1997

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