Form 10-Q
period 1999-09-30
CORE MATERIALS CORP
filed 1999-11-15
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended            September 30, 1999
                                              --------------------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

 for the transition period from                        To
                                ---------------------        ------------------

                        Commission File Number 001-12505

                           CORE MATERIALS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        31-1481870
-------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 incorporation or organization)

         800 Manor Park Drive, P.O. Box 28183
         Columbus, Ohio                                  43228-0183
-------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code  (614) 870-5000
                                                    ---------------------------
                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ X  ]               NO  [   ]

         As of November 11, 1999, the latest practicable date, 9,778,680 shares of the registrant's common stock were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS

                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                   1999                  1998
                                                                             ------------------    -----------------
                                                                                (UNAUDITED)
ASSETS

Cash and cash equivalents                                                    $       338,612        $     3,117,085
Mortgage-backed security investment                                                1,916,717              2,568,977
Accounts receivable (less allowance for doubtful accounts:
    September 30, 1999 - $105,000; December 31, 1998 - $105,000)                  22,146,646             17,728,753
Inventories:
    Finished and work in process goods                                             4,617,814              1,592,288
    Stores                                                                         3,356,288              2,630,993
                                                                             ------------------    -----------------
        Total inventories                                                          7,974,102              4,223,281

Deferred tax asset                                                                   928,048                928,048
Prepaid expenses and other current assets                                            586,573                339,028
                                                                             ------------------    -----------------
        Total current assets                                                      33,890,698             28,905,172

Property, plant and equipment                                                     40,636,144             35,834,613
Accumulated depreciation                                                         (13,066,328)           (11,754,866)
                                                                             ------------------    -----------------
Property, plant and equipment - net                                               27,569,816             24,079,747

Deferred tax asset - net                                                          11,910,464             12,101,257

Other assets                                                                         328,039                351,606
                                                                             ------------------    -----------------

TOTAL                                                                        $    73,699,017        $    65,437,782
                                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                            $       300,000        $       285,000
   Notes payable banks                                                             2,150,000                      -
   Accounts payable                                                               14,117,007              7,360,949
   Accrued liabilities:
     Compensation and related benefits                                             2,002,357              2,492,006
     Interest                                                                        482,260                725,827
     Other accrued liabilities                                                     1,985,336              2,254,655
                                                                             ------------------    -----------------
        Total current liabilities                                                 21,036,960             13,118,437

Long-term debt                                                                    26,780,150             27,005,150
Deferred long-term gain                                                            3,029,214              3,369,380
Postretirement benefits liability                                                  3,551,509              3,093,157
                                                                             ------------------    -----------------
TOTAL LIABILITIES                                                                 54,397,833             46,586,124

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                       97,787                 97,787
    Outstanding shares:  September 30, 1999 - 9,778,680,
       December 31, 1998 - 9,778,680
Paid-in capital                                                                   19,251,392             19,251,392
Retained earnings (deficit)                                                          (47,995)              (497,521)
                                                                             ------------------    -----------------
    Total stockholders' equity                                                    19,301,184             18,851,658
                                                                             ------------------    -----------------

TOTAL                                                                        $    73,699,017        $    65,437,782
                                                                             ==================    =================

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                         -------------------------------     ------------------------------
                                                             1999              1998              1999             1998
                                                         --------------    -------------     -------------    -------------
NET SALES:
     Navistar                                              $14,394,252     $13,642,385       $46,558,496      $45,667,753
     Yamaha                                                  3,380,926       2,558,273        11,693,472        9,349,226
     Other                                                   3,785,744         934,067         9,976,823        1,856,308
                                                         --------------    -------------     -------------    -------------
               Total Sales                                  21,560,922      17,134,725        68,228,791       56,873,287
                                                         --------------    -------------     -------------    -------------

Cost of Sales                                               19,994,713      14,003,678        58,949,069       44,916,042
Postretirement benefits expense                                259,407         226,950           791,321          713,168
                                                         --------------    -------------     -------------    -------------
               Total cost of sales                          20,254,120      14,230,628        59,740,390       45,629,210
                                                         --------------    -------------     -------------    -------------

GROSS MARGIN                                                 1,306,802       2,904,097         8,488,401       11,244,077
                                                         --------------    -------------     -------------    -------------

Selling, general and administrative expense                  2,347,901       1,732,223         6,492,090        5,682,135
Postretirement benefits expense                                 38,180          33,490           109,417          103,813
                                                         --------------    -------------     -------------    -------------
               Total selling, general and
                administrative expense                       2,386,081       1,765,713         6,601,507        5,785,948

INCOME BEFORE INTEREST AND TAXES                            (1,079,279)      1,138,384         1,886,894        5,458,129

Interest income                                                 54,021          64,893           215,392          182,407
Interest expense                                              (461,544)       (448,021)       (1,336,970)      (1,252,212)
                                                         --------------    -------------     -------------    -------------

INCOME/(LOSS) BEFORE INCOME TAXES                           (1,486,802)        755,256           765,316        4,388,324

Income taxes:
     Current                                                  (245,397)         94,465           124,997          549,879
     Deferred                                                 (371,191)        215,191           190,793        1,249,136
                                                         --------------    -------------     -------------    -------------
               Total income taxes                             (616,588)        309,656           315,790        1,799,015
                                                         --------------    -------------     -------------    -------------

NET INCOME/(LOSS)                                        $    (870,214)    $   445,600       $   449,526      $ 2,589,309
                                                         ==============    =============     =============    =============

NET INCOME/(LOSS) PER COMMON SHARE:
     Basic                                               $       (0.09)    $      0.05       $      0.05      $      0.27
                                                         ==============    =============     =============    =============
     Diluted                                             $       (0.09)    $      0.05       $      0.05      $      0.26
                                                         ==============    =============     =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                   9,778,680       9,779,430         9,778,680        9,682,198
                                                         ==============    =============     =============    =============
     Diluted                                                 9,778,680       9,944,568         9,834,242       10,034,724
                                                         ==============    =============     =============    =============

See notes to financial statements

                           CORE MATERIALS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    RETAINED             TOTAL
                                          COMMON STOCK OUTSTANDING               PAID-IN            EARNINGS         STOCKHOLDERS'
                                         SHARES              AMOUNT              CAPITAL           (DEFICIT)            EQUITY
                                    -----------------    ----------------    ----------------    ---------------    ----------------

BALANCE AT JANUARY 1, 1999                9,778,680           $   97,787     $  19,251,392       $     (497,521)       $  18,851,658

Net Income                                                                                              449,526              449,526

                                    -----------------    ----------------    ----------------    ---------------    ----------------
BALANCE AT SEPTEMBER 30, 1999             9,778,680           $   97,787     $  19,251,392       $      (47,995)       $  19,301,184
                                    =================    ================    ================    ===============    ================


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                  1999              1998
                                                                              -------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $   449,526       $  2,589,309
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                         1,496,567          1,288,586
          Deferred income taxes                                                   190,793          1,249,136
          Loss on disposal of assets                                               14,995             17,899
          Amortization of gain on sale/leaseback transaction                     (340,166)          (222,271)
          Compensation expense on stock awards                                          -             42,782
          Change in operating assets and liabilities:
             Accounts receivable                                               (4,417,893)        (1,822,870)
             Inventories                                                       (3,750,821)          (429,411)
             Prepaid and other assets                                            (247,545)          (298,634)
             Accounts payable                                                   6,756,058         (1,693,884)
             Accrued and other liabilities                                     (1,002,535)           249,155
             Postretirement benefits liability                                    458,352            414,217
                                                                              -------------     -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (392,669)         1,384,014


       CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                               (4,978,064)        (6,026,586)
       Proceeds from sale/leaseback transaction                                         -          5,279,431
       Payments on mortgage-backed security investment                            652,260            344,057
       Proceeds from sale of property and equipment                                     -              7,000
                                                                              -------------     -------------
       NET CASH USED IN INVESTING ACTIVITIES                                   (4,325,804)          (396,098)

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings under lines-of-credit                                         2,150,000          6,919,470
       Payments on lines-of-credit                                                      -        (10,916,590)
       Payments of principal on secured note payable                                    -         (3,000,000)
       Proceeds from issuance of industrial revenue bond                                -          7,500,000
       Payment of principal on industrial revenue bond                           (210,000)           (65,000)
       Issuance costs for industrial revenue bond                                       -           (159,385)
       Proceeds from exercise of stock options                                          -            148,820
                                                                              -------------     -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,940,000            427,315

                                                                              -------------     -------------
       NET DECREASE IN CASH                                                    (2,778,473)         1,415,231
       CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           3,117,085            100,356
                                                                              -------------     -------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   338,612       $  1,515,587
                                                                              =============     =============

       Cash paid for:
          Interest (net of amounts capitalized)                               $ 1,501,024       $  1,962,207
          Income taxes                                                        $   610,000       $    640,200


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at September 30, 1999, and the results of operations and cash flows. The "Notes to Financial Statements" which are contained in the 1998 Annual Report to shareholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 1999.

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

2.  RESTRICTED CASH

         Included in cash at September 30, 1999, is $319,176 which is restricted pursuant to the terms of the Industrial Revenue Bond which was issued in May, 1998. This restriction will be removed as Core Materials incurs qualified expenditures related to the project for which the bond was issued.

3. COMPREHENSIVE INCOME

         Core Materials adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. Core Materials does not have any items of comprehensive income other than net income/(loss); therefore, total comprehensive income/(loss) amounted to $(870,214) and $445,600 for the three months ended September 30, 1999 and 1998, respectively; total comprehensive income amounted to $449,526 and $2,589,309 for the nine months ended September 30, 1999 and 1998, respectively.

4. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and nine months ended September 30, 1999, weighted average shares increased for the computation of diluted income per share by 0 and 55,562 shares, respectively, due to the effect of stock options. This item had no effect on net income per share for the three and nine months ended September 30, 1999. In calculating net income per share for the three and nine months ended September 30, 1998, weighted average shares increased for the computation of diluted income per share by 165,138 and 352,526 shares, respectively, due to the effect of stock options; as a result net income per share was reduced by $.0 and $.01, respectively.

5. COMMITMENTS AND CONTINGENCIES

         Core Materials has contracted to have three compression molding presses manufactured in 1999. Per the contract, payments are to be made as various steps of the manufacturing process are completed; these payments will total $3,181,800. In addition, Core Materials has contracted to buy a used press which will require a total payment of $425,000. As of September 30, 1999, Core Materials has made payments in the amount of $795,700 leaving a remaining balance of $2,811,100. The contracts are cancelable by Core Materials only upon written notice and upon payment to the Seller of reasonable and proper cancellation charges. It is the intent of Core Materials to complete the contracts in full and take possession of the presses.

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales for the three months ended September 30, 1999, totaled $21,561,000 up 26% from the $17,135,000 reported for the three months ended September 30, 1998. Sales to Navistar increased 6% to $14,394,000 from $13,642,000 for the three months ended September 30, 1998. Sales to Yamaha increased for the three months ended September 30, 1999 by 32% to $3,381,000 compared with $2,558,000 for the three months ended September 30, 1998. The increase in Yamaha sales for the quarter is primarily due a leveling of production by Yamaha over the 1999 year; this change in methodology results in increased sales over the relatively slow third quarter of 1998; additional product added in 1999 and an overall increase in demand from Yamaha for Core Materials' product also contributed to the increased sales.

   "Other" sales for the three months ended September 30, 1999 increased 305% to $3,786,000 from $934,000 for the three months ended September 30, 1998. The increase in sales was primarily the result of new customers added during 1998 and 1999, including: New Holland North America, Inc. - $1,231,000; Volvo Trucks North America, Inc. - $1,264,000; and Caradon Doors and Windows, Peachtree Division - $608,000.

    Gross Margin was 6.1% of sales for the three months ended September 30, 1999 compared with 16.9% for the three months ended September 30, 1998. The decreased gross margin as a percent of sales from the prior year is primarily due to increased production costs resulting from higher usage of raw materials, increased scrap, higher labor costs and inventory write-offs associated with the annual physical inventory. The startup of new products, increased production levels associated with inventory bank builds and a labor shortage in Columbus, necessitating excessive overtime, contributed most significantly to the increased production costs.

    Selling, general and administrative expenses ("SG&A") totaled $2,386,000 for the three months ended September 30, 1999 increasing from $1,766,000 for the three months ended September 30, 1998. The increase from 1998 is primarily due to increased costs associated with obtaining added personnel, increased travel associated with additional customers, increased insurance costs, increased real estate and property taxes and other costs related to higher sales and an increased customer base. Also contributing to the increased costs were approximately $300,000 of expenses incurred to support further growth initiatives. Included were costs associated with evaluating additional facility locations, products and processes and personnel recruiting costs incurred to strengthen the organization.

     Interest income for the three months ended September 30, 1999 totaled $54,000 decreasing from the $65,000 for the three months ended September 30, 1998. Interest expense totaled $462,000 for the three months ended September 30, 1999 increasing from $448,000 for the three months ended September 30, 1998.

    Income taxes/(benefit) for the three months ended September 30, 1999 are estimated to be approximately 41% of total earnings before taxes.

    Net income/(loss) for the three months ended September 30, 1999 was $(870,000) or $(.09) per basic and per diluted share, a decrease of $1,316,000 from the net income for the three months ended September 30, 1998 of $446,000 or $.05 per basic and diluted share.


    NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales for the nine months ended September 30, 1999, totaled $68,229,000 up 20% from the $56,873,000 reported for the nine months ended September 30, 1998. Sales to Navistar increased 2% to $46,558,000 from $45,668,000 for the nine months ended September 30, 1998. Sales to Yamaha increased by 25% to $11,693,000 compared with $9,349,000 for the nine months ended September 30, 1998. The increase in Yamaha sales over 1998 is primarily due to additional product added in 1999 and a general increase in demand from Yamaha for Core Materials' product.

    "Other" sales for the nine months ended September 30, 1999, increased 438% to $9,977,000 from $1,856,000 for the nine months ended September 30, 1998. The increase in sales was primarily the result of new customers during 1998 and 1999, including: New Holland North America, Inc. - $3,330,000; Volvo Trucks North America, Inc. - $2,862,000; and Caradon Doors and Windows, Peachtree Division - $1,274,000.

    Gross margin was 12.4% of sales for the nine months ended September 30, 1999 compared with 19.8% for the nine months ended September 30, 1998. The decreased gross margin as a percent of sales is primarily due to the reasons noted above for the three months as well as unusual repair and maintenance expenses and downtime which was experienced in the second quarter.

    SG&A totaled $6,602,000 for the nine months ended September 30, 1999 increasing from $5,786,000 for the nine months ended September 30, 1998. The increase over the 1998 amounts is primarily due to the reasons noted above for the three months.

    Interest income for the nine months ended September 30, 1999 totaled $215,000 as compared with the $182,000 for the nine months ended September 30, 1998. Interest expense totaled $1,337,000 for the nine months ended September 30, 1999 increasing from $1,252,000 for the nine months ended September 30, 1998. The increase in interest expense from 1998 is primarily the result of a decrease in interest capitalized related to capital projects under construction. During the first quarter of 1998, interest expense was being capitalized related to the construction of the Gaffney, South Carolina manufacturing facility.

    Income taxes for the nine months ended September 30, 1999 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation reserve at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments related to the nine months ended September 30, 1999 and 1998 are estimated to be approximately $125,000 and $550,000, respectively, which reflects federal alternative minimum, state and local taxes.

    Net income for the nine months ended September 30, 1999 was $450,000 or $.05 per basic and $.05 per diluted share, a decrease of $2,139,000 or 83% from the net income for the nine months ended September 30, 1998 of $2,589,000 or $.27 per basic and $.26 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flows from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash used by operations for the nine months ended September 30, 1999 totaled $393,000. Net income contributed $450,000 with depreciation and amortization adding another $1,497,000. An increase in accounts payable contributed $6,756,000; this increase was primarily the result of increased purchases of materials to support the inventory banks for certain customers, capital spending and timing effects. Deferred income taxes of $191,000, primarily related to Core Materials' approximately $20,000,000 of operating tax loss carry forwards, also contributed positively to the operating cash flow. Decreasing the operating cash flows was an increase in inventory of $3,751,000 associated with bank builds and higher production requirements. Also decreasing the operating cash flows was an increase in accounts receivable of $4,418,000 primarily caused by higher sales and slower collections.

         Investing activities reduced cash flows by $4,326,000 for the nine months ended September 30, 1999. Capital expenditures totaled $4,978,000 primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on Core Materials' mortgage-backed security investment of $652,000.

         Financing activities increased cash flow by $1,940,000. Core Materials borrowed $2,150,000 on the line of credit in order to temporarily fund operations; this need was due, in part, to Navistar's annual two week shutdown in July which adversely affects cash flows. Principal repayment on the Industrial Revenue Bond which was issued in 1998 also required a cash flow of $210,000.

         Core Materials had cash on hand, at September 30, 1999, of $339,000, of which $319,000 is restricted, and a remaining available line of credit of $5,350,000. Core Materials was in violation of two of its financial debt covenants associated with the line of credit, the letter of credit securing the industrial revenue bond and certain equipment leases at September 30, 1999. Core Materials has received a waiver of these covenants for this period. If future violations occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.



YEAR 2000 READINESS STATEMENT

         Core Materials believes it has identified all of its significant software and hardware applications that will require modification to ensure Year 2000 ("Y2K") compliance. Internal and external resources have been used to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials is working with its suppliers and customers to aid in becoming Y2K compliant. Where able, Core Materials has completed the modifications. In some cases, compliance cannot be achieved until January 1, 2000. On this date, a resetting of the internal clocks on some electronic devices is required. In these cases, Core Materials has tested its processes for rolling/resetting the clocks.

         Core Materials has grouped its exposure into 6 major categories of items: (1) Production Equipment, (2) Information Technology, (3) Facilities and Utilities, (4) Quality Systems, (5) Suppliers and Customers, and (6) General Business Items.

         The status of each is as follows:

         PRODUCTION EQUIPMENT: Production equipment concerns can be grouped into the following areas: (1) Press Programmable Logic Units ("PLC's"), (2) Other Non-Press Related PLC's, (3) Press Computers, (4) Press Software, (5) Robotics,
(6) Paint Control and Tracking Systems, and (7) SMC mix system software and computer. Core Materials has contacted the manufacturers of critical production equipment to determine Y2K compliance. In addition, Core Materials has utilized an independent engineering firm to assist in achieving Y2K compliance. This firm has performed a wall-to-wall inventory of production equipment and software. This firm has researched all items on the inventory to determine the items represented by suppliers as compliant and has contacted outside equipment suppliers to determine potential fixes in areas of non-compliance. Finally, this firm has performed sample testing on both compliant and non-compliant equipment developing repair processes where required. Contingency plans for those items identified as non-compliant are currently being worked on. Many of the repair procedures provided by the equipment manufacturers cannot be implemented until January 1, 2000; however, Core Materials has tested the repair procedures and feels that they are adequate to assure Y2K compliance. Core Materials plans to replace those press computers that must be replaced to obtain Y2K compliance. Press software has been tested and found to be capable of functioning beyond the year 2000. The paint control and tracking system has been replaced with software and hardware that has been represented by the manufacturers to be Y2K compliant. The SMC mix system computer and software has been replaced. Core Materials would be subjected to a great deal of risk if the items above were to fail.

         INFORMATION TECHNOLOGY: Core Materials has used the Y2K problem as a catalyst to perform a complete replacement of many of its operations and financial systems. A new integrated software package was activated in the Gaffney operation in September of 1998 and in the Columbus operation in November of 1998. This software package covers Core Materials' primary accounting and operations reporting systems. Many secondary software systems such as the fixed asset system and the maintenance system were previously replaced. Some secondary systems, posing no risk to Core Materials or its customers, have also been upgraded/replaced. As of April 1999, the hardware and network infrastructure has been upgraded/replaced. In addition, the payroll systems have been replaced and all replaced systems have been represented by the manufacturers to be Y2K compliant. Core Materials has also performed certain testing procedures to confirm compliance. If the systems should fail, Core Materials would have a very difficult time processing its financial activities on a timely basis.

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

         QUALITY SYSTEMS: The primary system used for tracking quality and internal production documentation has been replaced and has been represented by the manufacturers to be Y2K compliant. The only other quality items believed to be of concern are the laboratory and testing apparatus. These apparatus are believed to be compliant with many being tested and contingency plans have been developed in case of a disruption in service.

         SUPPLIERS AND CUSTOMERS: Substantially all of Core Materials' significant current suppliers and customers have been contacted and are currently responding with their Y2K compliance status. Most responses have been noncommittal as to Y2K readiness. Navistar, Core Materials' largest customer, has provided documentation indicating that they have been working on compliance since 1995 and that they are putting forth their "best efforts to insure that their critical systems and processes will not affect their supply of product." Yamaha, Core Materials' second largest customer, has not yet formally responded. Such contact will continue to be made for subsequently added suppliers and customers. Alternate suppliers are being identified for those companies that have expressed a problem with compliance. Additional contingencies include purchasing and stocking low cost materials as required. It is likely that Core Materials will not have backups for some key suppliers.

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

         COSTS OF Y2K: The total cost of the Year 2000 project is estimated at $750,000 and is being funded through operating cash flows. Of the total project cost, approximately $500,000 is attributed to new software/hardware which will be capitalized. The remaining $250,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations. To date, Core Materials has incurred approximately $662,000 of costs associated with this project of which $421,000 was capitalized, relating to the purchase of new hardware and software and $241,000 of which has been expensed.

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

         Core Materials has the following three items that are market rate sensitive for interest rates:

         o Core Materials has long-term debt consisting of Industrial Revenue Bonds with an aggregate outstanding principal balance at September 30, 1999 of $7,160,000.00. Such bonds mature on April 1, 2013 and bear interest at a variable rate, adjusted weekly, subject to a maximum interest rate of 10% per annum. During the nine months ended September 30, 1999 the average interest rate payable on these bonds was 3.4%. In order to minimize the effect of interest rate fluctuations, Core Materials has entered into an interest rate swap agreement pursuant to which Core Materials pays a fixed rate of 4.89% to a bank and receives, in return, a rate equal to 76% of the 30-day commercial paper rate.

         o Core Materials has a long-term secured note that as of September 30, 1999 had an outstanding principal balance of $19,920,000. Such note matures on November 2006 and bears interest at a fixed rate of 8% per annum.

         o Core Materials has a 7% mortgage-backed security investment, which matures in November, 2025. Such security is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

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

                                              PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS
                  None

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No submission of matters to a vote of security holders occurred for the three months ended September 30, 1999.

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

                           CORE MATERIALS CORPORATION



Date:    November 15, 1999                  By:  /s/  Kenneth M. Schmell
         ------------------                      -------------------------------
                                                 Kenneth M. Schmell
                                                 Executive Vice President and
                                                 Chief Operating Officer

Date:    November 15, 1999                  By:  /s/  Kevin L. Barnett
         ------------------                      -------------------------------
                                                 Kevin L. Barnett
                                                 Vice President, Treasurer,
                                                 Secretary, and
                                                 Chief Financial Officer

                                                 INDEX TO EXHIBITS

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  -----------                -----------                                        --------

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

  2(b)(2)                    First Amendment to Agreement and Plan              Incorporated by Reference to
                             of Merger dated as of December 27, 1996            Exhibit 2(b)(2) to Annual Report
                             Between Core Materials Corporation and             on Form 10-K for the
                             RYMAC Mortgage Investment Corporation              year ended December 31, 1997


  3(a)(1)                    Certificate of Incorporation of                    Incorporated by reference to
                             Core Materials Corporation                         Exhibit 4(a) to Registration
                             as filed with the Secretary of                     Statement on Form S-8
                             State of Delaware on October                       (Registration No. 333-29203)
                             8, 1996

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

  4(b)                       By-Laws of Core Materials Corporation              Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)

  11                         Computation of Net Income per Share                Exhibit 11 omitted because
                                                                                the required information is
                                                                                included in Notes to
                                                                                Financial Statement

  27                         Financial Data Schedule                            Filed herein

(1) The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement). Core Materials Corporation will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.