Form 10-K
period 1999-12-31
CORE MATERIALS CORP
filed 2000-03-29
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended . . . . . . . . . . . December 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 22, 2000, 9,778,680 shares of Core Materials Corporation common stock were outstanding, and the aggregate market value of the voting and non-voting common equity held by non-affiliates was $15,279,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 2000 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in PART III of this Form 10-K.

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

         On September 12, 1996, RYMAC entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Navistar International Transportation Corp. (now known as International Truck and Engine Corporation, "International"), a manufacturer of school buses, medium and heavy-duty trucks and mid-range diesel engines. The Asset Purchase Agreement provided for the acquisition of International's Columbus Plastics operating unit. Columbus Plastics produced fiberglass and plastic component parts for International's medium and heavy-duty trucks, and for other third party customers, primarily Yamaha Motor Manufacturing Corporation ("Yamaha").

         The Asset Purchase Agreement conditioned International's obligation to sell Columbus Plastics on the reincorporation of RYMAC in the State of Delaware. In order to effect the reincorporation, RYMAC incorporated Core Materials as a wholly-owned subsidiary, under the laws of the State of Delaware, on October 8, 1996. RYMAC subsequently merged with and into Core Materials on December 31, 1996. Core Materials was the surviving corporation in the merger with each outstanding share of RYMAC common stock being converted into the right to receive one share of Core Materials' common stock.

         Immediately following the merger on December 31, 1996, Core Materials acquired substantially all of the assets and liabilities of Columbus Plastics, pursuant to the terms of the Asset Purchase Agreement. As consideration, International received a secured note (the "Secured Note") in an original principal amount of $25,504,000 subject to adjustment. International also received 4,264,000 shares of newly issued common stock of Core Materials.2 Following the acquisition, Core Materials assumed operation of the business previously conducted by Columbus Plastics.

----------
1 RYMAC had maintained a portfolio of assets from its historical business, selectively selling assets to generate liquidity as market conditions were appropriate. At the acquisition, Core Materials maintained ownership of one mortgage-backed security originally purchased by RYMAC.

2 The principal amount of the Secured Note and the number of shares of common stock received by International were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In 1997, as a result of a review of the closing balance sheet and all purchase price adjustments, the Secured Note amount was reduced by $1,629,000 to reflect an amendment to the closing balance sheet as of the acquisition date. In addition, International was to receive consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieved earnings results above specified levels during the period 1997 through 1999. This consideration was to be accounted for by an increase in the amount of the Secured Note, and a reduction in the amount of Core Materials' retained earnings. Based on Core Materials' earnings for the years ended December 31, 1998 and 1997, the Secured Note was increased by $4,098,000 and $2,937,000 respectively. Core Materials' earnings for the year ended 1999 did not result in any further increase in the Secured Note. See Notes 4 and 8 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

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

                           BUSINESS OF CORE MATERIALS

         Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation, agricultural and consumer products industries, the general economy, competitive factors, the dependence on two major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, ramp up of the Company's South Carolina facility, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

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

         The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. Core Materials' two major customers are International and Yamaha, which are supplied proprietary SMC products for medium and heavy-duty trucks and personal watercraft, respectively. Core Materials also supplies SMC products to other truck manufacturers, to agricultural equipment manufacturers and to manufacturers of commercial products. In general, product growth and diversification is achieved in several different ways: (1) resourcing of existing SMC product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new SMC products through a selection process in which an OEM solicits bids; and (3) successful marketing of SMC products for previously non-SMC applications. Core Materials' efforts are currently directed towards all three areas.

  MAJOR COMPETITORS

         Core Materials believes that it is one of the five largest compounders and molders of SMC product in the United States. Core Materials faces competition from a number of other molders including, most significantly, Cambridge Industries, Inc., Budd Plastics Division, Venture Industries, Applied Composites, and Molded Fiber Glass Companies. Core Materials believes that past consolidation within the SMC industry has better positioned the Company to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of Core Materials' competitors have greater financial resources, research and development facilities and manufacturing and marketing capabilities.

  MAJOR CUSTOMERS

         Core Materials currently has two major customers, International and Yamaha. The loss of a significant portion of sales to International or Yamaha would have a material adverse effect on the business of Core Materials.

  RELATIONSHIP WITH INTERNATIONAL

         As a result of its acquisition of Columbus Plastics from International, Core Materials assumed the long-standing relationship between Columbus Plastics' and International's truck manufacturing operations. As a condition to the acquisition, International and Core Materials entered into a Comprehensive Supply Agreement, pursuant to which Core Materials became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts, using the SMC process through December 31, 2001.

         International manufactures and markets medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. International delivered 119,300 class 5 through 8 trucks, including school buses, in the United States and Canada during its fiscal 1999, representing a 5% increase from the 113,900 units delivered in 1998 and a 21.2% increase from the 98,400 units delivered in 1997. International's combined share of the class 5 through 8 truck market was 25.6% in 1999, 29.1% in 1998 and 28.3% in 1997.

         Core Materials makes products for International's Chatham (Canada) assembly plant, its Springfield, Ohio assembly and body plants, its Garland, Texas facility and its Escobedo, Mexico facility. Core Materials works closely on new product development with International's engineering and research personnel at International's Fort Wayne, Indiana Technical Center. Some of the products sold to International include hoods, air deflectors, air fairings, fenders, splash panels, engine covers and other components.

         The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 68%, 79% and 77% of total sales for 1999, 1998 and 1997, respectively.

         Through December 31, 1997, Core Materials also received support from International in the form of accounting, payroll, and human resources management functions under a Transitional Services Agreement with International dated December 31, 1996. Such support also continued, to a lessor degree, for the first three months of 1998 after which time such support ceased. See Note 9 of "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

  RELATIONSHIP WITH YAMAHA

         Core Materials also assumed from International the long-standing relationship between Columbus Plastics and Yamaha. Core Materials supplies a significant amount of the SMC products for Yamaha's personal watercraft.

         The addition of Yamaha's personal watercraft component business in 1990 represented Columbus Plastics' first major business undertaking outside of production for International. Products produced for Yamaha include decks, hulls, engine hatches, bulk heads, and reinforcements. Core Materials has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

         Sales to Yamaha amounted to approximately 18%, 17% and 21% of total sales for 1999, 1998 and 1997, respectively.

   OTHER CUSTOMERS

         Since its acquisition of Columbus Plastics from International, Core Materials has focused significant efforts on expanding its customer base. During 1998, Core Materials added new customers including: Caradon Doors and Windows, Peachtree Division; Case Corporation; Deere & Company; and New Holland, North America, Inc. In 1999, Core Materials added Volvo Trucks, North America. The customers added in 1999 and 1998 accounted for 13% and 2% of total sales for 1999 and 1998, respectively.

  EXPORT SALES

         Core Materials provides products to International's manufacturing and service locations in Canada and Mexico. Export sales, including sales to Canada, were approximately $19,934,000, $18,358,000 and $13,197,000 for the years ended 1999, 1998 and 1997, respectively. These export sales dollars represent approximately 22%, 24% and 20% of total sales for 1999, 1998 and 1997, respectively.

   PRODUCTS

         SMC

         Core Materials incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

         o        Control information during various production processes; and

         o        Data for statistical batch controls.

         Core Materials has the capacity to manufacture approximately 53 million pounds of SMC sheet material annually. The capacity increased in 1999 as a result of mix system upgrades and minor process improvements. The following table shows production of SMC for 1999, 1998 and 1997.

                                                                     SMC Pounds
                                                                      Produced
    Year                                                             (Millions)
    ----                                                             ----------
    1999...........................................................       42
    1998 ..........................................................       34
    1997 ..........................................................       28

         MOLDING

         Core Materials currently owns or leases 17 presses in its Columbus, Ohio plant ranging in size from 500 to 4,500 tons. In the first quarter of 1998, Core Materials opened a second plant located in Gaffney, South Carolina, which has 10 presses ranging in size from 1,000 to 3,000 tons. Core Materials also has ordered a 2,500 ton press which will be installed in the Gaffney, South Carolina plant later in 2000.

          Large platen, high tonnage presses (greater than 2,000 tons) provide the ability to compression mold very large configured SMC parts. Core Materials believes that it possesses a significant portion of the large platen, high tonnage molding capacity in the industry.

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

         ASSEMBLY, MACHINING AND PAINT

         Core Materials has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly and machining work to high volume, highly automated assembly and machining systems. Robotics are used extensively for material handling, machining and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. Two automated guided vehicles are used to transfer high volume product from the assembly area to the prime paint operation. The prime paint operation uses an overhead conveyor to transfer product through two paint booths and bake ovens.

  RAW MATERIALS

         The principal raw materials used in the compounding of SMC are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. Each raw material generally has supplier alternatives. However, Core Materials typically uses single-source, long-term (2 to 5 years) supply contracts. Core Materials believes the use of supply contracts assists the Company in attaining competitive pricing and an adequate supply of these raw materials. However, Core Materials has recently experienced price increases for fiberglass rovings as a result of market conditions indicating a strong demand for these products in relation to supply. If Core Materials demand were to significantly increase, along with an increase in industry demand, supply issues on fiberglass rovings could potentially limit Core Materials' ability to increase production and/or result in higher raw material costs.

  BACKLOG

         Core Materials relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a monthly basis and are considered firm for the current period. Customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $7.2 million and $6.7 million at December 31, 1999 and 1998, respectively, all of which Core Materials expects to ship within a year.

  CAPACITY CONSTRAINTS

         Core Materials has been required to work, from time to time, a seven day/three shift schedule to meet its customers' production requirements. Core Materials has also employed a weekend manpower crew to help minimize the necessary overtime. See further discussion regarding production capacity at "Item 2 Properties" contained elsewhere in this document. The need to work these extended schedules has been driven by machine capacity limitations and, most recently, by a shortage of labor at the Company's Columbus, Ohio facility. Unemployment rates in the areas from which this facility recruits its labor force has been generally low making it difficult to recruit employees and adding to employee turnover. The continuation of this labor shortage could result in higher labor costs and limit Core Materials' ability to meet customer production schedules.

  CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

         Capital expenditures totaled approximately $7.4 million, $7.0 million and $10.3 million for 1999, 1998 and 1997, respectively. Capital expenditures consist of presses and other equipment to manufacture parts as well as laboratory equipment, storage equipment, computers and office furniture and fixtures. The 1998 and 1997 amounts also include the acquisition and construction of the Gaffney, South Carolina plant.

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

         Core Materials has submitted the information necessary for the granting of a Title V permit, as required under the Clean Air Act, which is still pending. In 1989, Columbus Plastics installed a Regenerative Thermal Oxidizer ("REECO"). The purpose of the REECO system is to destroy volatile organic compounds from the SMC manufacturing operation and the coating operation. Both operations have strict federal and state emission limits. The REECO system allows Core Materials to meet these limits by consistently achieving about 95% destruction efficiency. Core Materials believes that it is in compliance with the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). Compliance with these environmental laws and regulations has not had, nor is it currently expected to have, a material effect on the Company's operations, competitive position or capital expenditures through fiscal year 2000. The amount of capital expenditures currently expected to be spent on environmental compliance is not significant.

  EMPLOYEES

         As of December 31, 1999, Core Materials employed a total of 661 employees, 417 of whom are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") which extends to August 1, 2001.

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

  SEASONALITY

         Core Materials' business is affected annually by the production schedules of International and Yamaha. International and Yamaha typically shut down their operations on an annual basis for a period of several weeks during Core Materials' third quarter. As a result, demand by International and Yamaha for Core Materials' SMC products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, Yamaha's personal watercraft, and agricultural products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of Core Materials' SMC products.

  YEAR 2000 MATTERS

         Issues related to the year 2000 systems issues are addressed in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this document.

ITEM 2.   PROPERTIES.

         Core Materials owns two plants that are situated, respectively, in Columbus, Ohio and in Gaffney, South Carolina. Core Materials believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The approximate capacity utilization for the molding of production products in the Core Materials' facilities was 70%, 83%, and 108% in December 1999, 1998, and 1997, respectively. Capacity increased in 1998 as a result of the opening of the new facility in South Carolina. Capacity increased in 1999 with the addition of 3 presses at the Gaffney, South Carolina plant. Capacity utilization is measured on the basis of a six day, three-shifts per day operation.

         The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 323,596 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

                                                                          Approximate
                                                                          Square Feet
                                                                          -----------
    Manufacturing/Warehouse.............................................      307,447
    Office..............................................................       16,149
                                                                          -----------
                                                                              323,596

         Core Materials acquired the property at 800 Manor Park Drive as a result of the Asset Purchase Agreement with International.

         The Gaffney, South Carolina plant is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

                                                                          Approximate
                                                                          Square Feet
                                                                          -----------
    Manufacturing/Warehouse.............................................      105,700
    Office   ...........................................................        5,200
                                                                          -----------
                                                                              110,900

         The plant, which can be expanded in the future, began molding and assembly operations in early 1998.

         Both the Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and security interests as a result of the properties being pledged by Core Materials as collateral for its debt as described in Note 4 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

         Core Materials is not currently a party, nor is any of its property subject, to any material pending legal proceedings, other than ordinary, routine litigation incidental to the business, nor are any such proceedings known by Core Materials to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Core Materials submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded on the American Stock Exchange under the symbol "CME".

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

                                                        High                   Low
                                                        ----                   ---
CORE MATERIALS CORPORATION

First Quarter                          1999            3 7/8                  2 7/8
Second Quarter                         1999            3 13/16                2 5/8
Third Quarter                          1999            3 5/16                 1 11/16
Fourth  Quarter                        1999            2 7/8                  1 7/16

First Quarter                          1998            6 3/8                  3 1/4
Second Quarter                         1998            7                      4 1/8
Third Quarter                          1998            4 7/8                  2 9/16
Fourth  Quarter                        1998            3 5/8                  1 3/4

         The Company's common stock was held by 622 holders of record on March 22, 2000.

         Core Materials made no payments of cash dividends during 1999 and 1998. Core Materials currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

         Moreover, Core Materials has agreed to prohibitions on its ability to pay dividends as a result of restrictive covenants contained in the Secured Note due International. Such prohibitions apply so long as Core Materials owes any amounts under the Secured Note to International. The prohibitions are discussed further in Note 4 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data are derived from the audited financial statements of Core Materials and Columbus Plastics. The capital structure of Core Materials differs significantly from the capital structure of Columbus Plastics prior to its acquisition by Core Materials. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                                                 TWO MONTHS
                                                YEARS ENDED DECEMBER 31,                           ENDED         YEAR ENDED
(IN THOUSANDS,                                                                                  DECEMBER 31,     OCTOBER 31,
 EXCEPT PER SHARE DATA)              1999         1998            1997         1996 (1)           1995 (1)        1995 (1)
---------------------------        ---------    ----------      ----------    ------------      -------------    ------------
Net sales                           $90,604       $77,719        $ 64,940        $ 52,467            $ 8,855        $ 59,505
Gross margin                         10,863        15,488          14,089           5,439              1,329          10,366
Income before interest and taxes      1,720         7,659           6,654             547                544           4,790
Net income                               71         3,652           2,723             N/A                N/A             N/A
Net income per common share:
  Basic                                 .01           .38             .29             N/A                N/A             N/A
  Diluted                               .01           .37             .28             N/A                N/A             N/A
Total assets                         67,982        65,328          57,540          47,729  (2)        33,305          32,591
Long term debt                       26,700        27,005          18,822          27,885  (2)           N/A             N/A
International's equity                  N/A           N/A             N/A             N/A             24,206          20,140
Stockholders' equity                 18,923        18,852          16,095          16,176                N/A             N/A

----------
(1) Prior to January 1, 1997, Columbus Plastics provided International's truck assembly operations with SMC products at standard cost and production for International accounted for greater than 60% of Columbus Plastics' output in all periods represented. The remainder was sold to unrelated third party customers at negotiated prices. Net Income and Net Income Per Share information has been omitted because Columbus Plastics was not a separate stand alone division or subsidiary of International and generally was not accounted for separately prior to the Acquisition. In addition, International's systems and procedures did not provide sufficient information to develop a reasonable cost allocation of income taxes, corporate debt and interest expense.

(2) The December 31, 1996 Secured Note to International was reduced by $1,629,000 to reflect an amendment to the closing balance sheet as of the acquisition date. See notes 4 and 8 of the "Notes to Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on two major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, ramp up of the Company's South Carolina facility, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures.

                                    OVERVIEW

         On December 31, 1996, Core Materials acquired all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Based on the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. However, Core Materials is the continuing legal entity.

         Core Materials is a compounder and compression molder of sheet molding composites (SMC) fiberglass reinforced plastic products. Core Materials produces and sells, both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products. Core Materials has two major customers, International and Yamaha which account for approximately 85% of the Company's sales. The demand for Core Materials' products is affected by the volume of purchases from its customers, whose orders are primarily affected by economic conditions in the United States and Canada. Core Materials' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Materials' operations may change proportionately more than revenues from operations.

                              RESULTS OF OPERATIONS

  1999 COMPARED WITH 1998

         Net sales for 1999 totaled $90,604,000, up 17% from the $77,719,000 reported for 1998. Sales to International remained steady at $61,867,000 compared to $61,471,000 in 1998. Sales to Yamaha increased in 1999 by 23% to $15,929,000 compared with $12,927,000 in 1998. The increase in sales to Yamaha is primarily due to additional product added in 1999 and an overall increase in demand from Yamaha for Core Materials' product.

         Sales to other customers increased 286% to $12,808,000 from $3,321,000 in 1998. These additional sales were primarily the result of sales to new customers added in 1998 and 1999 including: New Holland North America - $4,506,000; Volvo Trucks North America, Inc. - $3,607,000; and Caradon Doors and Window, Peachtree Division - $1,571,000.

         Gross margin was 12% of sales in 1999 compared with 20% for 1998. The decline in gross margin as a percent of sales was primarily due to higher production costs at both Core Materials' Columbus, Ohio and Gaffney, South Carolina facilities. In Columbus, Core Materials experienced a shortage of plant labor, due to low unemployment in the Columbus area, necessitating excessive overtime. Additionally, Core Materials incurred higher levels of scrap and labor inefficiencies as a result of the learning curve experienced by a higher than normal level of new hires. The hiring of such new employees was necessitated by increased turnover, caused by the labor shortage and increased production for support of certain customer's inventory bank builds to allow for tooling refurbishment. The Columbus facility also experienced higher repair and maintenance downtime costs caused by two major machine breakdowns. The maintenance downtime also resulted in lost production which exacerbated the overtime costs in order to catch up with customer delivery expectations. In Gaffney, Core Materials experienced higher usage of raw materials, increased scrap, labor inefficiencies and higher usage of supplies. The increased costs in Gaffney were primarily associated with the start up of new customer products and the general ramp up of production at this facility. A significant portion of the new business noted above was produced in Gaffney.

         Selling, general and administrative expenses totaled $9,143,000 in 1999, up $1,314,000, or 17% from $7,829,000 in 1998. Approximately $800,000 of the increase related to non-recurring items, including costs associated with the evaluation of additional facility locations, products and processes, the write-off of costs associated with a potential acquisition that Core Materials decided not to pursue, and severance obligations and recruiting costs related to a reorganization of Core Materials' management and salaried workforce. The remaining increase of $514,000, which represents an increase of approximately 7% over prior year, was primarily due to increased costs associated with obtaining additional personnel, increased travel associated with new customers, increased insurance costs, increased real estate and property taxes and other costs related to higher sales and an increased customer base.

         Interest expense for 1999 totaled $1,850,000 increasing from the $1,681,000 incurred in 1998. The increase in interest expense from 1998 was primarily the result of a full year effect of the interest costs on the $7,500,000 of Industrial Revenue Bond borrowings incurred in May 1998 which were used to finance Core Materials' facility in Gaffney, South Carolina. In addition, an increase in interest costs on the Secured Note payable to International added to interest expense. See Note 4 of "Notes to Financial Statements". The increase in interest on the Secured Note was largely offset by a reduction in interest expense incurred on Core Materials' line of credit.

         Income tax expense for 1999 was approximately 45% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core

Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash taxes for 1999 are estimated to be a benefit of approximately $(11,000).

         Net income for 1999 was $71,000 or $.01 per basic and $.01 per diluted share, representing a decrease of $3,581,000 or 98% over the 1998 net income of $3,652,000 or $.38 per basic and $.37 per diluted share. The decrease over 1998's amounts was primarily the result of the production inefficiencies and the increases in SG&A expense referred to above. Core Materials has approximately $20,754,000 of operating tax loss carryforwards that do not begin to expire until the year 2007. The utilization of operating tax loss carryforwards and other timing differences for 1999 resulted in an increase in cash flow of approximately $69,000 since the Company's estimated income tax payments were reduced. The comparable 1998 reduction in income tax payments was $1,596,000.

  1998 COMPARED WITH 1997

         Net sales for 1998 totaled $77,719,000, up 20% from the $64,940,000 reported for 1997. Sales to International increased 23% to $61,471,000 from $50,011,000 in 1997. The increase in sales to International was primarily the result of International's increased production of medium and heavy-duty trucks. Sales to Yamaha decreased in 1998 by 4% to $12,927,000 compared with $13,416,000 in 1997. The slight decrease in sales to Yamaha was primarily due to the maturing of the personal watercraft industry.

         Sales to other customers increased 119% to $3,321,000 from $1,514,000 in 1997. These additional sales were primarily the result of sales to new customers added in 1998 including: Case Corporation - $906,000; Outboard Marine Corporation - $804,000; and Caradon Doors and Window, Peachtree Division - $141,000.

         Gross margin was 20% of sales in 1998 compared with 22% for 1997. The decline in gross margin as a percent of sales was primarily the result of unfavorable material usage variances, increased overtime costs, increased usage of production process supplies, changes in product mix, and startup costs at the Gaffney, South Carolina facility. Also impacting gross margin was the effect of increased lease expenses associated with a sale-leaseback transaction. As noted in Note 4 of the "Notes to Financial Statements", Core Materials sold various items of production equipment and leased the items back under operating lease agreements. The proceeds of the sale were primarily used to pay down long term debt. As a result of these transactions, Core Materials has recorded higher costs of sales, due to the lease payments exceeding the related depreciation for the sales-leaseback equipment, offset by lower interest costs reflected below.

         Selling, general and administrative expenses totaled $7,829,000 in 1998, increasing 5% from $7,435,000 in 1997. The increase over the 1997 amounts was primarily due to the addition of a second plant in Gaffney, South Carolina. This second plant provides additional capacity to support the production requirements of current customers and opportunity for growth. The Gaffney plant began molding and assembly operations in early 1998.

         Interest expense for 1998 totaled $1,681,000, decreasing from the $2,232,000 incurred in 1997. The decrease in interest expense from 1997 was primarily the result of a reduction in interest costs on the Secured Note payable to International due to paydowns of principal on the note. See Note 4 of "Notes to Financial Statements." The decrease in interest expense was partially offset by increased interest costs due to the $7,500,000 of Industrial Revenue Bond borrowings used to finance Core Materials' new facility in Gaffney, South Carolina.

         Income tax expense for 1998 was approximately 41.4% of total earnings before taxes. Actual tax payments were substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance at December 31, 1996 as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments for 1998 were estimated to be approximately $985,000, which reflected federal alternative minimum, state and local taxes.

         Net income for 1998 was $3,652,000 or $.38 per basic and $.37 per diluted share, an increase of $929,000 or 34% over the 1997 net income of $2,723,000 or $.29 per basic and $.28 per diluted share. The 1998 increase over 1997's amounts was primarily the result of increased sales as discussed above. Core Materials had approximately $21,206,000 of operating tax loss carryforwards that did not begin to expire until the year 2007. The utilization of operating tax loss carryforwards and other timing differences for 1998 resulted in an increase in cash flow of approximately $1,596,000 since the Company's estimated income tax payments were reduced. The comparable 1997 net income would have increased by $1,455,000.

                         LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations in 1999 totaled $1,646,000. Net income contributed $71,000 with depreciation and amortization adding another $1,899,000. An increase in accounts payable contributed $3,707,000; this increase was primarily the result of increased purchases of material to support increased sales, capital spending and timing effects. Decreasing the operating cash flow was an increase in accounts receivable of $2,096,000 primarily caused by higher sales and slower collections and an increase in inventories of $1,219,000, which was primarily the result of higher production levels. Also decreasing cash flow was a decrease in accrued and other liabilities of $1,191,000 primarily caused by the lack of a profit-sharing liability in 1999.

         Investing activities reduced cash flows by $3,349,000 in 1999. Capital expenditures totaled $7,385,000 which were primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from the sale and leaseback of certain machinery and equipment of $3,376,000 and proceeds of maturities on the Company's mortgage-backed security investment of $660,000.

         Financing activities reduced cash flows by $285,000. Core Materials borrowed $7,250,000 on the line of credit in order to temporarily fund operations and capital expenditures; all of the borrowed funds were repaid by year-end 1999. Principal repayment on the Industrial Revenue Bond which was issued in 1998 also required a cash outflow of $285,000.

         At December 31, 1999, Core Materials had cash on hand of $1,129,000, of which $323,000 is restricted, and an available line of credit of $7,500,000. As of December 31, 1999, Core Materials was in violation of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received waivers for the covenants as of December 31, 1999 and a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2000 if Core Materials operates in compliance with financial projections for fiscal year 2000 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the projections for the months of January and February 2000 and management expects Core Materials to meet the projections for the remainder of 2000. However, if performance should fall below these projections or if a material adverse change in the financial position of the Company should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

                                  INCOME TAXES

         The balance sheet at December 31, 1999 and 1998 includes a deferred tax asset of $12,960,000 and $13,029,000, respectively, net of a valuation allowances of $2,160,000 in 1999 and of $3,787,000 in 1998. The decrease in the valuation allowance and a corresponding decrease in the deferred tax asset of $1,627,000 was due to the expiration of certain capital loss carryforwards in 1999. The valuation allowance was reduced from $6,787,000 in 1997 to $3,787,000 in 1998 based upon an extensive review of future taxable income. This reduction was recorded as an increase in Paid in Capital in the equity section (see Note
7). The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

         The deferred tax asset at December 31, 1999 primarily includes the tax benefits associated with cumulative net operating and capital tax losses of approximately $20,754,000 and $4,100,000, respectively, temporary differences between the book and tax basis of Core Materials' property and equipment of approximately $9,200,000 and temporary differences relating to post-retirement and pension benefits of $3,600,000. The valuation allowance at December 31, 1999 assumes that it is more likely than not that approximately $2,200,000 of the cumulative net operating losses and all of the cumulative capital tax losses will not be realized before their expiration date. Realization of the net deferred tax asset is dependent on the generation of approximately $32,000,000 of future taxable income from 2000 through 2009. Taxable income for 1999 and 1998 was approximately $200,000 and $7,600,000, respectively.

         Extensive analysis is performed to determine the amount of the deferred tax asset. Such analysis is based upon the premise that Core Materials is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of Core Materials using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's long-standing relationship with its two largest customers (International and Yamaha) and Core Materials' recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies, the maintenance of its relationships with Yamaha and International and International's maintenance of significant market share, earnings are achievable in order to realize the net deferred tax asset of $12,960,000.

                                    INFLATION

         Inflation generally affects Core Materials by increasing the cost of labor, equipment and raw materials. Management believes that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

                          YEAR 2000 READINESS STATEMENT

         Core Materials utilized internal and external sources to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials worked with its suppliers and customers to aid in their becoming Y2K compliant. As of the date of this filing, Core Materials has not experienced any material Y2K problems with its software, hardware and manufacturing of its products or with the operation of its business in general. In addition, Core Materials has not experienced any material problems with any of its customers or suppliers. Core Materials will continue to monitor its systems as unique dates within the year are encountered (such as the first quarterly financial close).

         The total cost of the Year 2000 project was approximately $672,000 and was funded through operating cash flows in 1997, 1998 and 1999. Of the total project cost, approximately $402,000 was for the purchase and installation of new software/hardware which was capitalized. The remaining $270,000, which was expensed as incurred, did not have a material effect on the results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In September 1999, the Emerging Issues Task Force reached consensus on Issue 99-5 (EITF 99-5) which pertains to pre-production costs incurred by original equipment manufacturer (OEM) suppliers related to the design and development of the parts they will supply to OEMs and costs to design and build molds, dies and other tools which will be used in manufacturing the parts. Companies must determine whether pre-production costs meet the criteria in EITF 99-5 to be capitalized or should be expensed as incurred. The EITF is effective for design and development costs incurred after December 31, 1999. Core Materials has determined that the impact of this statement on its current pre-production costs is not material.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of SFAS 133", which amends SFAS by deferring for one year the effective date of SFAS 133, to those fiscal years beginning after June 15, 2000. Core Materials is currently assessing the impact of this statement on its results of operations and financial position and plans to implement statement No. 133, January 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Core Materials' primary market risk results from fluctuations in interest rates. Core Materials is also exposed to changes in the price of commodities used in its manufacturing operations. The Company does not hold any material market risk sensitive instruments for trading purposes.

         Core Materials has the following three items that are sensitive to a change in interest rates: (1) Long term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at December 31, 1999 of $7,085,000. Interest is variable and is computed weekly. The average interest rate charged for 1999 was 3.5% and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered an interest swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30-day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of December 31, 1999 of $19,920,000 at a fixed interest rate of 8%; and (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

         Assuming a hypothetical 20% change in short-term interest rates in both 1999 and 1998, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

Core Materials Corporation
Columbus, Ohio

         We have audited the accompanying balance sheets of Core Materials Corporation (the "Company") as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Core Materials Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
--------------------------
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 14, 2000

                           CORE MATERIALS CORPORATION

    STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              YEAR ENDED DECEMBER 31,
                                                                    1999               1998             1997
                                                                ------------      ------------      ------------
          NET SALES:
               International                                    $ 61,867,135      $ 61,471,172      $ 50,010,566
               Yamaha                                             15,929,190        12,927,328        13,415,548
                Other                                             12,807,943         3,320,644         1,513,844
                                                                ------------      ------------      ------------
          TOTAL SALES                                             90,604,268        77,719,144        64,939,958

          Cost of sales                                           78,542,103        61,258,735        50,090,742
          Postretirement benefits expense                          1,198,709           972,452           760,410
                                                                ------------      ------------      ------------
          TOTAL COST OF SALES                                     79,740,812        62,231,187        50,851,152
                                                                ------------      ------------      ------------

          GROSS MARGIN                                            10,863,456        15,487,957        14,088,806
                                                                ------------      ------------      ------------

          Selling, general and administrative expense              8,992,917         7,696,315         7,320,351
          Postretirement benefits expense                            150,113           132,218           114,429
                                                                ------------      ------------      ------------
          TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSE        9,143,030         7,828,533         7,434,780
                                                                ------------      ------------      ------------

          INCOME BEFORE INTEREST AND TAXES                         1,720,426         7,659,424         6,654,026

          Interest income                                            258,620           254,920           233,873

          Interest expense                                        (1,850,068)       (1,681,472)       (2,231,575)
                                                                ------------      ------------      ------------

          INCOME BEFORE INCOME TAXES                                 128,978         6,232,872         4,656,324

          Income taxes:
              Current (benefit)                                      (11,074)          985,280           478,035
              Deferred                                                68,714         1,595,887         1,454,808
                                                                ------------      ------------      ------------
          TOTAL INCOME TAXES                                          57,640         2,581,167         1,932,843
                                                                ------------      ------------      ------------

          NET INCOME                                            $     71,338      $  3,651,705      $  2,723,481
                                                                ============      ============      ============

          NET INCOME PER COMMON SHARE:
              BASIC                                             $       0.01      $       0.38      $       0.29
                                                                ============      ============      ============
              DILUTED                                           $       0.01      $       0.37      $       0.28
                                                                ============      ============      ============

          WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                                                9,778,680         9,706,412         9,555,774
                                                                ============      ============      ============
              DILUTED                                              9,820,352         9,975,360         9,713,020
                                                                ============      ============      ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                                 BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                           1999             1998
                                                                      ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  1,128,868      $  3,117,085
   Accounts receivable (less allowance for doubtful accounts:
   1999 - $431,000 and 1998 - $215,000)                                 19,714,554        17,618,575
   Inventories:
      Finished and work in process goods                                 2,929,515         1,592,288
      Stores                                                             2,513,062         2,630,993
                                                                      ------------      ------------
      Total inventories                                                  5,442,577         4,223,281

   Deferred tax asset                                                    1,069,914           928,048
   Prepaid expenses and other current assets                               184,127           339,028
                                                                      ------------      ------------

          Total current assets                                          27,540,040        26,226,017

Property, plant and equipment                                           39,667,232        35,834,613
Accumulated depreciation                                               (13,461,300)      (11,754,866)
                                                                      ------------      ------------
Property, plant and equipment - net                                     26,205,932        24,079,747

Deferred tax asset - net                                                11,890,677        12,101,257
Mortgage-backed security investment                                      1,909,295         2,568,977
Other assets                                                               436,539           351,606
                                                                      ------------      ------------

TOTAL                                                                 $ 67,982,483      $ 65,327,604
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
   Current portion long-term debt                                     $    305,000      $    285,000
   Accounts payable                                                     11,067,668         7,360,949
   Accrued liabilities:
      Compensation and related benefits                                  1,355,288         2,492,006
      Interest                                                             892,477           725,827
      Other accrued liabilities                                          1,923,143         2,144,477
                                                                      ------------      ------------
          Total current liabilities                                     15,543,576        13,008,259

Long-term debt                                                          26,700,150        27,005,150
Deferred long-term gain                                                  2,915,825         3,369,380
Postretirement benefits liability                                        3,899,936         3,093,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock - $0.01 par value, authorized shares - 20,000,000;
      Outstanding shares:  1999 - 9,778,680; 1998 - 9,778,680               97,787            97,787
  Paid-in capital                                                       19,251,392        19,251,392
  Retained earnings (deficit)                                             (426,183)         (497,521)
                                                                      ------------      ------------
          Total stockholders' equity                                    18,922,996        18,851,658
                                                                      ------------      ------------

TOTAL                                                                 $ 67,982,483      $ 65,327,604
                                                                      ============      ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    RETAINED           TOTAL
                                                   COMMON STOCK OUTSTANDING         PAID-IN         EARNINGS        STOCKHOLDERS'
                                                    SHARES          AMOUNT          CAPITAL         (DEFICIT)          EQUITY
                                                    ------          ------          -------         ---------          ------
BALANCE AT JANUARY 1, 1997                        9,474,600      $    94,746      $15,918,193     $   162,933      $16,175,872

Net Income                                                                                          2,723,481        2,723,481
Issuance of restricted stock to employees            41,000              410          117,415                          117,825
Unearned deferred stock compensation                                                 (117,825)                        (117,825)
Amortization of deferred stock compensation                                            50,555                           50,555
Issuance of stock under stock option plan           100,000            1,000           81,500                           82,500
Increase in Secured Note to International
(note 4)                                                                                           (2,937,331)      (2,937,331)
Other                                                (2,319)             (23)              23
                                                -----------      -----------      -----------     -----------      -----------
BALANCE AT DECEMBER 31, 1997                      9,613,281           96,133       16,049,861         (50,917)      16,095,077
                                                ===========      ===========      ===========     ===========      ===========

Net Income                                                                                          3,651,705        3,651,705
Change in Valuation allowance (note 7)                                              3,000,000                        3,000,000
Amortization of deferred stock compensation                                            54,365                           54,365
Issuance of stock under stock option plan           167,600            1,676          147,144                          148,820
Increase in Secured Note to International
(note 4)                                                                                           (4,098,309)      (4,098,309)
Other                                                (2,201)             (22)              22
                                                -----------      -----------      -----------     -----------      -----------
BALANCE AT DECEMBER 31, 1998                      9,778,680           97,787       19,251,392        (497,521)      18,851,658
                                                ===========      ===========      ===========     ===========      ===========

Net Income                                                                                             71,338           71,338
                                                -----------      -----------      -----------     -----------      -----------
BALANCE AT DECEMBER 31, 1999                      9,778,680      $    97,787      $19,251,392     $  (426,183)     $18,922,996
                                                ===========      ===========      ===========     ===========      ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                   1999             1998              1997
                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $     71,338      $  3,651,705      $  2,723,481

Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                 1,899,395         1,525,308         2,074,093
   Deferred income taxes                                            68,714         1,595,887         1,454,808
   Loss on disposal of assets                                       14,995            17,900            26,715
   Amortization of gain on sale/leaseback transactions            (453,555)         (338,114)          (28,176)
   Compensation expense on stock awards                                               54,365            50,555
   Change in operating assets and liabilities:
      Accounts receivable                                       (2,095,979)       (3,441,870)      (12,278,920)
      Inventories                                               (1,219,296)         (916,562)           35,980
      Prepaid and other assets                                      38,545          (220,720)           18,163
      Accounts payable                                           3,706,719          (433,454)        7,421,534
      Accrued and other liabilities                             (1,191,402)           14,764         3,582,065
      Postretirement benefits liability                            806,779           618,790           600,877
                                                              ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,646,253         2,127,999         5,681,175

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                       (7,384,864)       (6,958,388)      (10,340,851)
Proceeds from sale/leaseback transactions                        3,375,712         6,829,431        12,000,000
Proceeds from maturities on mortgage-backed
security investment                                                659,682           648,372            77,700
Proceeds from sale of property, plant and equipment                                    7,000            12,500
                                                              ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES            (3,349,470)          526,415         1,749,349

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under line-of-credit                                  7,250,000         6,919,470         7,647,120
Payments on line-of-credit                                      (7,250,000)      (10,916,590)       (3,650,000)
Payments of principal on secured note payable                                     (3,000,000)      (12,000,000)
Proceeds from issuance of industrial revenue bond                                  7,500,000
Payment of principal on industrial revenue bond                   (285,000)         (130,000)
Issuance costs for industrial revenue bond                                          (159,385)
Proceeds from exercise of stock options                                              148,820            82,500
                                                              ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (285,000)          362,315        (7,920,380)
                                                              ------------      ------------      ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            (1,988,217)        3,016,729          (489,856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,117,085           100,356           590,212
                                                              ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  1,128,868      $  3,117,085      $    100,356
                                                              ============      ============      ============
Cash paid for:
   Interest (net of amounts capitalized)                      $  1,579,549      $  2,039,713      $  1,082,514
                                                              ============      ============      ============
   Income taxes                                               $    610,000      $    823,200      $    122,500
                                                              ============      ============      ============

Supplemental disclosure of non-cash financing activities:                       $  4,098,309      $  2,937,331
   Increase in Secured Note payable to International                            ============      =============

  Increase in paid-in capital for reversal of NOL
  valuation allowance                                                           $  3,000,000
                                                                                ============

   Increase in post-retirement benefits liability                                                 $  1,629,000
                                                                                                  ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS FORMATION AND NATURE OF OPERATIONS

         Core Materials Corporation ("Core Materials") was formed on October 8, 1996 by RYMAC Mortgage Investment Corporation ("RYMAC"), as a wholly owned subsidiary, for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. (now known as International Truck and Engine Corporation, "International"). Throughout these Notes to Financial Statements, references to Columbus Plastics refers to the operations of Core Materials prior to the acquisition.

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

         Core Materials operates principally in one business segment as a compounder and compression molder of sheet molding composites (SMC). Core Materials produces and sells, both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products.

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

         MORTGAGE-BACKED SECURITY - The security which matures in November 2025, is considered held to maturity, and is carried at cost. Core Materials has the intent and ability to hold this security to maturity.

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


         Ranges of estimated useful lives for computing depreciation are as follows:
         Land improvements                                                             20 years
         Building and improvements                                                     20-40 years
         Machinery and equipment                                                       3-15 years
         Tools, dies and patterns                                                      3-5 years

                           CORE MATERIALS CORPORATION

         Depreciation expense was $1,868,000, $1,510,000 and $2,074,000 for
1999, 1998, and 1997, respectively.

         In 1999, 1998 and 1997, approximately $72,000, $189,000 and $180,000 of interest costs were capitalized.

         SELF-INSURANCE --Core Materials is self-insured with respect to medical and dental claims and workers' compensation claims. Core Materials has recorded an estimated liability for self-insured medical and dental claims incurred and worker's compensation claims incurred but not reported at December 31, 1999 and 1998 of $375,000 and $350,000, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - Core Materials' financial instruments consist of a mortgage backed security investment, long term debt, accounts receivable, accrued liabilities and accounts payable. The carrying amount of the financial instruments approximated their fair value.

         CONCENTRATION OF CREDIT RISK - Core Materials has significant transactions with two customers, International and Yamaha Motor Manufacturing Corporation, that comprised 86%, 96% and 98% of total sales in 1999, 1998 and 1997 and 77% and 87% of the accounts receivable balances at December 31, 1999 and 1998. Core Materials performs ongoing credit evaluations of its customers' financial condition. Core Materials maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Core Materials' expectations.

         EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options under the treasury stock method.

         RESTRICTED CASH - Included in cash at December 31, 1999 and December 31, 1998 is $322,811 and $309,602, respectively, which is restricted pursuant to the terms of the Industrial Revenue Bond (see Note 4). This restriction will be removed as Core Materials incurs and submits for reimbursement qualified expenditures related to the project for which the bond was issued.

         RECLASSIFICATIONS -Reclassifications have been made to prior years' amounts to conform with the classifications of such amounts for 1999.

         NEW ACCOUNTING PRONOUNCEMENTS - In September 1999, the Emerging Issues Task Force reached consensus on Issue 99-5 (EITF 99-5) which pertains to pre-production costs incurred by original equipment manufacturer (OEM) suppliers related to the design and development of the parts they will supply to OEMs and costs to design and build molds, dies and other tools which will be used in manufacturing the parts. Companies must determine whether pre-production costs meet the criteria in EITF 99-5 to be capitalized or should be expensed as incurred. The EITF is effective for design and development costs incurred after December 31, 1999. Core Materials has determined that the impact of this statement on its current pre-production costs is not material.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of SFAS 133", which amends SFAS by deferring for one year the effective date of SFAS 133, to those fiscal years beginning after June 15, 2000. Core Materials is currently assessing the impact of this statement on its results of operations and financial position and plans to implement statement No. 133, January 1, 2001.

                           CORE MATERIALS CORPORATION

3.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31:

                                              1999                 1998
                                          ------------        ------------
Land and land improvements                $  2,146,753        $  2,136,959
Buildings                                   16,797,587          16,349,245
Machinery and equipment                     16,879,471          15,871,858
Tools, dies and patterns                       635,063             460,802
Additions in progress                        3,208,358           1,015,749
                                          ------------        ------------

Total                                       39,667,232          35,834,613
Less accumulated depreciation              (13,461,300)        (11,754,866)
                                          ------------        ------------

Property, plant and equipment - net       $ 26,205,932        $ 24,079,747
                                          ============        ============


         Additions in progress at December 31, 1999 and 1998 primarily relates to the purchase and installation of equipment at Core Materials' Columbus, Ohio and Gaffney, South Carolina facilities. At December 31, 1999, commitments for capital expenditures in progress were $1,591,000.

         Core Materials has entered into various sale-leaseback arrangements with a financial institution, whereby it sold certain equipment and leased such back under operating lease arrangements (see Note 4).

4.  DEBT AND LEASES

         Long term debt consists of the following at December 31:

                                                                                            1999                 1998
                                                                                        ------------          ------------
                  Secured Note Payable due to International, interest at 8%, payable semi-annually, principal due November 2006, secured by a subordinated lien and security interest in all Core
                  Materials' assets                                                     $ 19,920,150          $ 19,920,150

                  Industrial Revenue Bond, interest adjustable weekly (1999
                  average 3.5%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a bank letter of credit with a balance of $7,299,000 as of December
                  31, 1999                                                                 7,085,000             7,370,000

                                                                                        ------------          ------------
                  Total                                                                   27,005,150            27,290,150
                  Less current portion                                                      (305,000)             (285,000)
                                                                                        ------------          ------------
                  Long-term debt                                                        $ 26,700,150          $ 27,005,150
                                                                                        ============          ============

                           CORE MATERIALS CORPORATION

         SECURED NOTE PAYABLE

         In connection with the acquisition, Core Materials was also required to pay International future consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieved earnings before interest and taxes, as defined in the Asset Purchase Agreement, in excess of established thresholds during the period of 1997 through 1999. For 1997 and 1998, Core Materials' earnings exceeded these thresholds and the Secured Note was increased by approximately $2,937,000 and $4,098,000, respectively. No increase was necessary for 1999 as Core Materials' earnings were below the established threshold.

      Contingent principal payments under the secured note are due as follows:

        a) Within ninety (90) days after the end of each fiscal year of Core Materials during the term of the Secured Note, Core Materials is to pay principal in an amount equal to the amount, if any, by which the total cash and cash equivalents of Core Materials, as of the end of such fiscal year, exceeds $3,000,000, as long as there is no outstanding balance on the revolving line of credit and Core Materials is in compliance with all loan covenants; and

        b) In the event Core Materials obtained, from time to time, any refinancing loan (as defined by the terms of the Secured Note), Core Materials is to promptly, upon obtaining such loan, pay principal in an amount equal to the proceeds of such loan.

         Total cash and cash equivalents of Core Materials as of December 31, 1998 were $3,117,085. However, International waived any principal payment on the excess over $3,000,000 at December 31, 1998. Based upon the financial position of Core Materials at December 31, 1999, the Secured Note is classified as long-term on the balance sheet.

         During 1997, the final purchase price adjustments were reviewed by Core Materials and International management. As a result of this review, it was agreed that Core Materials would assume an additional $1,629,000 of accumulated benefits obligations relating to postretirement benefits at December 31, 1996 and reduce the Secured Note payable to International by the same amount and amend the December 31, 1996 closing balance sheet of Columbus Plastics to reflect the reclassification of these two long-term liabilities (see Note 8).

         The provisions of the Secured Note prohibit the declaration or payment of cash dividends, the repurchase or retirement of capital stock, as well as the pledge of any of Core Materials' assets or revenue as a security lien to a third party, except as approved by International, as long as the Secured Note is outstanding.

         LINE OF CREDIT

         At December 31, 1999, Core Materials had available a $7,500,000 variable rate bank revolving line of credit. This facility, which matures on November 30, 2000, is secured by a first priority lien and security interest in all Core Materials' business assets. The line of credit bears interest at LIBOR plus two percent or prime as elected by Core Materials. There was no outstanding balance under this facility at December 31, 1999 and 1998.

         As of December 31, 1999, Core Materials was in violation of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received waivers for the covenants as of December 31, 1999 and a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2000 if Core Materials operates in compliance with financial projections for fiscal year 2000 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the projections for the months of January and February 2000.

                           CORE MATERIALS CORPORATION

INDUSTRIAL REVENUE BOND

         In May, 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). Core Materials used $4,500,000 of the proceeds to fund the development of the Gaffney plant and $3,000,000 to repay principal on the Secured Note to International. The IRB bears interest at a weekly adjustable rate and matures in April, 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%. Principal is payable beginning in July, 1998. Total remaining principal maturities by year are: 2000 - $305,000; 2001 - $330,000; 2002 - $355,000; 2003 - $390,000; 2004 -
$420,000 and thereafter - $5,285,000.

         In conjunction with the IRB, in June, 1998, Core Materials entered into an interest rate swap agreement with a commercial bank. This agreement effectively converts the variable rate IRB to fixed interest debt. Under this agreement, Core Materials pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term matches the payment schedule on the IRB with final maturity in April 2013. While Core Materials is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

         As security for the IRB, Core Materials obtained a letter of credit from a commercial bank which has a balance of $7,299,000 as of December 31, 1999. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of Core Materials' business assets. The letter of credit expires in April, 2004 but may be extended for an additional one year period in April of each year.

         LEASES

         In 1997, Core Materials entered into a sale-leaseback arrangement with a financial institution. Equipment, consisting primarily of SMC presses with a net book value of approximately $8,619,000, was sold for $12,000,000 and leased back under a 10-year lease operating agreement. Core Materials recorded a deferred gain of approximately $3,381,000 on the transaction, which is being accreted to income over the life of the lease.

         In 1998, Core Materials entered into two sale-leaseback arrangements with a financial institution. In the first arrangement, equipment consisting primarily of SMC presses and a water jet, was sold for its net book value of $5,279,000 and leased back under a 10-year operating lease agreement. No gain or loss resulted from the transaction. In the second arrangement, equipment consisting of two SMC presses, with a net book value of $742,000 were sold for $1,550,000 and then leased back under a 7-year operating lease agreement. Core Materials recorded a deferred gain of approximately $808,000 on the second transaction which is being accreted to income over the life of the lease.

         In December 1999, Core Materials entered into sale-leaseback arrangements with a financial institution. An SMC press was sold for its net book value of $1,922,000 and leased back under a 10-year operating lease agreement. In addition, equipment consisting of two SMC presses and a dust collection system was sold for their net book values of $1,454,000 and leased back under a 7-year operating lease agreement. No gain or loss resulted from these transactions.

         As a result of the above sale-leaseback transactions, Core Materials recognized into income approximately $454,000, $338,000 and $28,000 of the deferred gains for 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, Core Materials' deferred gains on these leasing transactions totaled $3,369,000 and $3,823,000, respectively. The current portion of the deferred gains was $454,000 at December 31, 1999 and 1998 and was included in accrued liabilities.

                           CORE MATERIALS CORPORATION

         Core Materials also leases certain other equipment under operating leases with original lease terms of 2 to 10 years. Total rental expense was $2,776,000, $2,462,000 and $701,000 for 1999, 1998 and 1997, respectively.

         The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

                        2000                                   $ 3,073,000
                        2001                                     2,895,000
                        2002                                     2,908,000
                        2003                                     3,251,000
                        2004                                     3,334,000
                        Thereafter                               9,993,000
                                                               -----------
                        Total minimum lease payments           $25,454,000
                                                               ===========

5.  EQUITY

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

                  Supermajority Approval - This provision requires that a merger and certain other transactions (as outlined in the Certificate of Incorporation) be approved by the affirmative vote of the holders of at least 66 2/3% of the then outstanding shares of Core Materials' common stock. Such affirmative vote is required not withstanding the fact that no vote may be required, or that a lesser percentage may be specified by law.

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

     RESTRICTIONS ON TRANSFER

         Core Materials' Certificate of Incorporation also contains a provision (the "Prohibited Transfer Provision") designed to help assure the continued availability of Core Materials' substantial net operating loss and capital loss carryforwards (see Note 7) by seeking to prevent an "ownership change" as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a "Prohibited Ownership Percentage" (as defined in Core Materials' Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company's common stock) or if the transfer would result in the transferee's ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee's ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.

                           CORE MATERIALS CORPORATION

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


6.  INCENTIVE STOCK PLANS

       STOCK OPTIONS

         The Company has a Long Term Equity Incentive Plan (the "Plan"), as approved by the shareholders in May 1997, that allows for grants to directors and key employees of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 1.5 million awards, each representing a right to buy a share of Core Materials' common stock. The Plan expires on the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted.

         During 1999, 1998 and 1997, the Company granted non-qualified stock options and incentive stock options to directors and certain employees. The options have vesting schedules of five or ten years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of Core Materials' common stock at the date of grant.

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

         The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma 1999 net income/(loss) and earnings/(loss) per common share would have been $(131,363) and $(.01) per basic and $(.01) diluted share, respectively. For 1998, pro forma net income and earnings per common share would have been $3,463,018 and $.36 per basic share and $.35 per diluted share. For 1997, pro forma net income and earnings per common share would have been $2,657,418 and $.28 per basic share and $.27 per diluted share. The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

         The weighted average fair value of options granted during 1999, 1998 and 1997 were $2.21, $3.31 and $1.93. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 6%, no expected dividend yield, expected lives of 8 and 9 years and expected volatility of 80% for 1999 and 1998 and 52% for 1997.

                           CORE MATERIALS CORPORATION

The following summarizes all stock option activity for the years ended December 31:

                                                 1999                           1998                          1997
                                      ---------------------------     --------------------------    --------------------------
                                                       WEIGHTED                       WEIGHTED                      WEIGHTED
                                                        AVERAGE                        AVERAGE                       AVERAGE
                                       NUMBER OF       EXERCISE        NUMBER OF      EXERCISE      NUMBER OF       EXERCISE
                                        OPTIONS          PRICE          OPTIONS         PRICE        OPTIONS          PRICE
                                      -------------    ----------     ------------    ----------    -----------     ----------
Outstanding - beginning of year            956,800        $ 3.19          940,000        $ 2.48        260,000         $ 0.81
Granted                                    122,500          3.20          432,500          4.24        796,000           2.82
Exercised                                                                (167,600)         0.89       (100,000)          0.83
Forfeited                                  (41,200)         3.28         (248,100)         3.87        (16,000)          2.77
                                      -------------    ----------     ------------    ----------    -----------     ----------

Outstanding -  end of year               1,038,100        $ 3.19          956,800        $ 3.19        940,000         $ 2.48
                                      =============    ==========     ============    ==========    ===========     ==========

Exercisable at December 31                 286,700        $ 3.03          154,350        $ 2.80        221,850         $ 1.34
                                      =============    ==========     ============    ==========    ===========     ==========

Options available for grant                454,300                        535,600                      720,000
                                      =============                   ============                  ===========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                              OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                              ------------------------------------------------------         ---------------------------------
                                                   WEIGHTED         WEIGHTED AVERAGE
RANGE OF                       NUMBER OF            AVERAGE         CONTRACTUAL LIFE           NUMBER OF      WEIGHTED AVERAGE
EXERCISE PRICES                 OPTIONS         EXERCISE PRICE           (YEARS)                OPTIONS         EXERCISE PRICE
                              ------------      --------------      ----------------         ------------     ----------------
$2.75                             620,100           $ 2.75                7.5                    219,700          $ 2.75
$3.40 to $3.81                    348,000             3.58                8.6                     53,000            3.62
$5.13                              70,000             5.13                8.4                     14,000            5.13
                              ------------        ---------                                    ----------        ---------
                                1,038,100           $ 3.19                                       286,700          $ 3.03
                              ============        =========                                    ==========        =========

7.  INCOME TAXES

         Components of the provision (credit) for income taxes are as follows:

                                               1999                1998                  1997
                                           -----------          -----------          -----------
        Current:
           Federal                         $   (48,000)         $    76,000          $    66,000
           State and local                      37,000              909,000              412,000
                                           -----------          -----------          -----------
                                               (11,000)             985,000              478,000

        Deferred :
           Federal                              90,000            1,817,000            1,346,000
           State and local                     (21,000)            (221,000)             109,000
                                           -----------          -----------          -----------
                                                69,000            1,596,000            1,455,000
                                           -----------          -----------          -----------
        Provision for income taxes         $    58,000          $ 2,581,000          $ 1,933,000
                                           ===========          ===========          ===========

                           CORE MATERIALS CORPORATION

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

         A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:

                                                                       1999                1998               1997
                                                                    ----------         ----------         ----------
        Provision at federal statutory rate                         $   44,000         $2,119,000         $1,583,000
        State and local tax expense, net of federal benefit             10,000            454,000            339,000
        Non-deductible expenses                                          4,000              8,000             11,000
                                                                    ----------         ----------         ----------
        Provision for income taxes                                  $   58,000         $2,581,000         $1,933,000
                                                                    ==========         ==========         ==========

         Deferred tax assets (liabilities) consist of the following at December 31:

                                                         1999                   1998
                                                     ------------          ------------
        Current Asset:
             Accrued liabilities                     $  1,053,000          $    895,000
             Other, net                                    17,000                33,000
                                                     ------------          ------------
             Total current asset                        1,070,000               928,000

        Non-current asset (liability):
            Property, plant and equipment               3,607,000             4,045,000
            Net operating loss carryforwards            7,056,000             7,210,000
            Capital loss carryforwards                  1,390,000             3,017,000
            Postretirement benefits                     1,623,000             1,297,000
            Other, net                                    374,000               319,000
                                                     ------------          ------------
            Total non-current asset                    14,050,000            15,888,000
                                                     ------------          ------------

        Total deferred tax asset                       15,120,000            16,816,000
        Less valuation allowance                       (2,160,000)           (3,787,000)
                                                     ------------          ------------
        Total deferred tax asset - net               $ 12,960,000          $ 13,029,000
                                                     ============          ============


         At December 31, 1999, Core Materials had approximately $20.8 million of NOL carryforwards available to offset future taxable income. A valuation allowance has been provided for those NOL carryforwards and temporary differences, which are estimated to expire before they are utilized. A full allowance has been provided against the approximately $4.1 million (to expire in 2001) of capital loss carryforwards, because the capital loss carryforwards are estimated to expire before they are utilized. Based upon an extensive review of future taxable income which was completed during the fourth quarter of 1998, the deferred tax valuation allowance was reduced by $3.0 million at December 31, 1998. This reduction was recorded as an increase in Paid in Capital, in the equity section. Recording the reduction in the valuation allowance as an increase in Paid in Capital was due to the fact that the original valuation allowance was recorded as a reduction to Paid in Capital at December 31, 1996, date of inception, due to reverse acquisition accounting treatment.

                           CORE MATERIALS CORPORATION

         Core Materials' NOL carryforwards expire as follows:

         2007             $ 5,322,000
         2008              10,823,000
         2009               3,614,000
         2010                 638,000
         2011                 357,000
                       ---------------
         Total            $20,754,000
                       ===============

8.  POSTRETIREMENT BENEFITS

         Core Materials provides postretirement benefits to substantially all of its employees. Costs associated with postretirement benefits include pension expense, postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, Core Materials also participates in a multi-employer defined benefit plan for its union represented employees. All of Core Materials' union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. This plan is not administered by Core Materials and contributions are determined in accordance with provisions in the negotiated labor contract. Prior to the Acquisition, Core Materials' employees were participants in various International sponsored pension and postretirement plans.

         The International pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the Acquisition. In connection with the Acquisition, International retained responsibility for the vested benefits as of December 31, 1996 and Core Materials agreed to reimburse International for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability is $173,000 at December 31, 1999 and $159,000 at December 31, 1998, respectively.

         The postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and calls for cost sharing between Core Materials, International and the participants in the form of premiums, co-payments and deductibles. Core Materials and International share the cost of benefits for certain employees, pursuant to the Asset Purchase Agreement, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the Acquisition to the period of active service prior to the Acquisition.

         During 1997, Core Materials and International management reviewed all purchase price adjustments, including the initial allocation of the Columbus Plastics' December 31, 1996 accumulated postretirement benefit obligation for the health and life insurance plan.

         As a result of this review, Core Materials and International agreed that Core Materials would assume an additional $1,629,000 of accumulated benefit obligations as of December 31, 1996 and International would amend the December 31, 1996 closing balance sheet of Columbus Plastics to reflect this increase in benefit obligation resulting in an equal reduction in the Core Materials' Secured Note to International.

                           CORE MATERIALS CORPORATION

The funded status of the Company's postretirement health and life insurance benefits plan as of December 31, 1999 and 1998 and a reconciliation with the amounts recognized in the balance sheets are provided below:

                                                              POST RETIREMENT BENEFITS
                                              -------------------------------------------------
                                                  1999               1998              1997
                                              -----------        -----------        -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year       $ 3,274,000        $ 2,438,000        $ 1,629,000
Service cost                                      448,000            388,000            307,000
Interest cost                                     233,000            171,000            130,000
Unrecognized loss                                  65,000            277,000            372,000
                                              -----------        -----------        -----------
BENEFIT OBLIGATION AT END OF YEAR             $ 4,020,000        $ 3,274,000        $ 2,438 000
                                              -----------        -----------        -----------



Unfunded status                               $(4,020,000)       $(3,274,000)       $(2,438,000)
Unrecognized net loss                             662,000            639,000            372,000
                                              -----------        -----------        -----------
Net liability                                 $(3,358,000)       $(2,635,000)       $(2,066,000)
                                              ===========        ===========        ===========


PLAN ASSETS                                            --                 --                 --
                                              ===========        ===========        ===========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31:
Discount rate                                       7.50%              6.50%              8.00%

                           CORE MATERIALS CORPORATION

         The components of expense for all of Core Materials' postretirement benefits plans are as follows:

                                        1999            1998             1997
                                    ----------       ----------       ----------
Pension Expense:
   Interest cost                    $   14,000       $   12,000       $   10,000
   Defined  contribution plan
     contributions                     288,000          196,000          161,000
   Multi-employer plan
     contributions                     322,000          328,000          267,000
                                    ----------       ----------       ----------
Total Pension Expense                  624,000          536,000          438,000
                                    ----------       ----------       ----------

Health and Life Insurance:
   Service cost                        448,000          388,000          307,000
   Interest cost                       233,000          171,000          130,000
   Amortization of net loss             44,000           10,000             --
                                    ----------       ----------       ----------
Net periodic benefit cost              725,000          569,000          437,000
                                    ----------       ----------       ----------

Total postretirement benefits
     expense                        $1,349,000       $1,105,000       $  875,000
                                    ==========       ==========       ==========

         The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.6%. The rate is projected to decrease gradually to 5% by the year 2005 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%.

         The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                                         1-PERCENTAGE            1-PERCENTAGE
                                                                        POINT INCREASE          POINT DECREASE
                                                                        --------------          --------------
Effect on total of service and interest cost components                    $ 154,000             $  (120,000)
Effect on postretirement benefit obligation                                $ 503,000             $  (426,000)

                           CORE MATERIALS CORPORATION

9.  RELATED PARTIES

         On December 31, 1996, Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics from Navistar for 4,264,000 shares of Core Materials common stock, representing approximately 45% of the total number of shares of Core Materials' common stock then issued and outstanding.

         In connection with the acquisition, Core Materials and International entered into a Supply Agreement and a Transitional Services Agreement (the "Services Agreement"). Under the terms of the Supply Agreement, for a rolling five year period commencing December 31, 1996, International agreed to purchase from Core Materials, and Core Materials agreed to sell to International at negotiated prices, which approximate fair value, all of International's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they then existed or as they may be improved or modified. As of December 31, 1999, the contract has not been extended beyond its original five year period. No minimum quantities of annual production of products or minimum purchase quantities are set forth or implied in the Supply Agreement, and no penalties will be imposed on International for volumes of products actually ordered by International below those quantities forecasted.

         Under the terms of the Services Agreement, International provided certain accounting, computer services, and office support services to Core Materials and procured insurance on Core Materials' behalf through March 1998. Core Materials expensed $13,000 and $183,000 for these services in 1998 and 1997, respectively. Sales to International were $61,867,000 in 1999, $61,471,000 in 1998 and $50,011,000, in 1997, of which $10,709,000 and $10,960,000 had not been received as of December 31, 1999 and 1998 and was included in accounts receivable. Receivables as of December 31, 1999 and 1998 also include an additional $1,518,000 and $2,024,000, respectively, for tooling costs owed by International. Accounts payable included $535,000 and $498,000, respectively as of December 31, 1999 and 1998 for product returns, returnable container deposits, material purchases from International and rework charges. Core Materials expensed $1,516,000 in 1999, $1,340,000 in 1998 and $2,322,000 in
1997, for interest expense on the Secured Note of which $815,000 and $647,000 had not been paid as of December 31, 1999 and 1998 and was included in accrued liabilities.

 10.  LABOR CONCENTRATION

         At December 31, 1998, Core Materials employed a total of 661 employees, 417 of whom, at its Columbus, Ohio facility, are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") which extends to August 1, 2001.

                           CORE MATERIALS CORPORATION

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                1ST QUARTER      2ND QUARTER      3RD QUARTER     4TH QUARTER       TOTAL YEAR
                                                -----------      -----------      -----------     -----------       ----------
1999:
Net sales                                       $22,431,715      $24,236,154     $ 21,560,922     $22,375,477    $90,604,268
Gross margin                                      4,336,949        2,844,650        1,306,802       2,375,055     10,863,456
Income (loss) before interest and taxes           2,314,812          651,361       (1,079,279)       (166,468)     1,720,426
Net income (loss)                                 1,169,883          149,857         (870,214)       (378,188)        71,338
Net income (loss) per common share:
   Basic                                               $.12             $.02            $(.09)          $(.04)          $.01
   Diluted                                             $.12             $.02            $(.09)          $(.04)          $.01

1998:
Net sales                                       $20,588,806      $19,149,756      $17,134,725     $20,845,857    $77,719,144
Gross margin                                      4,208,494        4,131,486        2,904,097       4,243,880     15,487,957
Income before interest and taxes                  2,210,536        2,109,209        1,138,384       2,201,295      7,659,424
Net income                                        1,122,778        1,020,931          445,600       1,062,396      3,651,705

Net income per common share:
   Basic                                               $.12             $.11             $.05            $.11           $.38 (1)
   Diluted                                             $.11             $.10             $.05            $.11           $.37

(1) Sum of the quarters do not add up to total year due to rounding.

No cash dividends were paid during 1999 and 1998.

                                     ******


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Part III, Item 10 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 18, 2000, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Part III, Item 11 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 18, 2000, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Part III, Item 12 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 18, 2000, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Part III, Item 13 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 18, 2000, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS

                  The following financial statements are included in Part II,
Item 8 of this Form 10-K:

                           Independent Auditors' Report

                           Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

                           Balance Sheets as of December 31, 1999 and 1998

                           Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                           Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

         (3)      EXHIBITS

                  See Index to Exhibits filed with this Annual Report on Form
10K.

(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K for the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      CORE MATERIALS CORPORATION

                                      By  /s/  James L. Simonton
                                         ---------------------------------------
                                                        James L. Simonton
                                           President and Chief Executive Officer


Date:  March 28, 2000

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


/s/  James L. Simonton                        President, Chief Executive Officer            March 28, 2000
--------------------------------------------- and Director
             James L. Simonton

/s/  Kenneth M. Schmell                       Executive Vice President and                  March 28, 2000
--------------------------------------------- Chief Operating Officer
             Kenneth M. Schmell

/s/  Kevin L. Barnett                         Vice President, Secretary, Treasurer and      March 28, 2000
--------------------------------------------- Chief Financial Officer
              Kevin L. Barnett

                     *                        Director                                      March 28, 2000
---------------------------------------------
              James F. Crowley

                     *                        Director                                      March 28, 2000
---------------------------------------------
             Ralph O. Hellmold

                     *                        Director                                      March 28, 2000
---------------------------------------------
              Thomas M. Hough

                     *                        Director                                      March 28, 2000
---------------------------------------------
              Malcolm M. Prine

                     *                        Director                                      March 28, 2000
---------------------------------------------
             Thomas R. Cellitti

*By          Kevin L. Barnett                 Attorney-In-Fact                              March 28, 2000
    -----------------------------------------
              Kevin L. Barnett

                           CORE MATERIALS CORPORATION

                                   SCHEDULE II

Valuation and qualifying accounts and reserves for the years ended December 31, 1999, 1998 and 1997.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.

                                                                       Additions
                                                            --------------------------------
                                           Balance at        Charged to        Charged to
                                            Beginning          Costs &            Other            Deductions         Balance At
                                             of Year           Expenses          Accounts             (A)            End of Year
                                          ------------      -------------     ------------        ------------      -------------
Year Ended December 31, 1999                 $ 215,000         $ 216,000                                                $ 431,000

Year Ended December 31, 1998                 $ 240,000                                                $ 25,000          $ 215,000

Year Ended December 31, 1997                        --         $ 247,000                 --           $  7,000          $ 240,000


(A) Amount represents uncollectable accounts written off.

                               INDEX TO EXHIBITS

Exhibit No.                         Description                                 Location
-----------                         -----------                                 --------
2(a)(1)                             Asset Purchase Agreement                    Incorporated by
                                    dated as of September 12, 1996,             reference to Exhibit
                                    as amended October 31, 1996,                2-A to Registration
                                    between Navistar and RYMAC(1)               Statement on Form S-4
                                                                                (Registration
                                                                                No. 333-15809)

2(a)(2)                             Second Amendment to Asset Purchase          Incorporated by
                                    Agreement dated December 16, 1996(1)        reference to Exhibit
                                                                                2.1.1 to Annual
                                                                                Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1996

2(b)(1)                             Agreement and Plan of Merger                Incorporated by
                                    dated as of November 1, 1996,               reference to Exhibit
                                    between Core Materials and                  2-B to Registration
                                    RYMAC                                       Statement on Form
                                                                                S-4 (Registration
                                                                                No. 333-15809)

2(b)(2)                             First Amendment to Agreement and            Incorporated by
                                    Plan of Merger dated as of                  reference to Exhibit
                                    December 27, 1996 between                   2(b)(2) to Annual Report on
                                    Core Materials and RYMAC                    Form 10-K for the year
                                                                                ended December 31, 1997

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

3(a)(3)                             Certificate of Incorporation of Core        Incorporated by
                                    Materials Corporation, reflecting           reference to Exhibit 4(c)
                                    amendments through November 6,              to Registration
                                    1996 [for purposes of compliance            Statement on Form S-8
                                    with Securities and Exchange                (Registration No.
                                    Commission filing requirements only]        333-29203)


Exhibit No.                         Description                                 Location
-----------                         -----------                                 --------
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

4(a)(3)                             Certificate of Incorporation of Core        Incorporated by
                                    Materials Corporation, reflecting           reference to
                                    amendments through November 6,              Exhibit 4(c) to
                                    1996 [for purposes of compliance            Registration Statement
                                    with Securities and Exchange                on Form S-8
                                    Commission filing requirements only]        (Registration
                                                                                No. 333-29203)

4(b)                                By-Laws of Core Materials                   Incorporated by
                                    Corporation                                 reference to Exhibit
                                                                                3-C to Registration
                                                                                Statement on Form
                                                                                S-4 (Registration
                                                                                No. 333-15809)

10(a)(1)                            Core Materials Corporation                  Incorporated by
                                    Secured Promissory Note, dated              reference to Exhibit
                                    December 31, 1996, to Navistar              10.1 to Annual Report
                                    International Transportation Corp.          on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1996

10(a)(2)                            Amendment No. 1 to Secured                  Incorporated by
                                    Promissory Note, dated                      reference to Exhibit
                                    December 31, 1996, to Navistar              10.1.1 to Annual
                                    International Transportation Corp.          Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1996


Exhibit No.                         Description                                 Location
-----------                         -----------                                 --------
10(a)(3)                            Amendment No. 2 to Secured                  Incorporated by
                                    Promissory Note, dated April 6, 1998        reference to Exhibit
                                    to Navistar International Transportation    10(a)(3) to Annual
                                    Corp.                                       Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1998

10(a)(4)                            Amendment No. 3 to Secured Promissory       Filed Herein
                                    Note, dated April 20, 1999 to Navistar
                                    International Transportation Corp.

10(b)                               Comprehensive Supply Agreement,             Incorporated by
                                    dated December 31, 1996, by and between     reference to Exhibit
                                    Navistar International Transportation       10.2 to Annual
                                    Corp. and Core Materials Corporation        Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1996

10(c)                               Transitional Services Agreement, dated      Incorporated by
                                    December 31, 1996, by and between           reference to Exhibit
                                    Navistar International Transportation       10.3 to Annual
                                    Corp. and Core Materials Corporation        Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1996

10(d)                               Registration Rights Agreement, dated        Incorporated by
                                    December 31, 1996, by and between           reference to Exhibit
                                    Navistar International Transportation       10.4 to Annual
                                    Corp. and various other persons who         Report on Form 10-K
                                    become parties pursuant to the agreement    for the year-ended
                                                                                December 31, 1996

10(e)                               Loan Agreement, dated December 3,           Incorporated by reference
                                    1997, by and between Core Materials         to Exhibit 10(e) to Annual
                                    Corporation and Key Bank National           Report on Form 10-K for
                                    Association                                 the year ended December 31,
                                                                                1997

10(f)                               Master Equipment Lease Agreement(2)         Incorporated by
                                    by and between KeyCorp Leasing,             reference to Exhibit 10(f)
                                    a division of  Key Corporate                to Annual Report on Form
                                    Capital, Inc. and Core Materials            10-K for the year ended
                                    Corporation                                 December 31, 1997

10(g)                               Loan Agreement, dated April 1,              Incorporated by
                                    1998, by and between South Carolina         reference to Exhibit
                                    Jobs - Economic Development Authority       10(a)(1) to Quarterly
                                    and Core Materials Corporation              Report on Form 10-Q
                                                                                for the quarter ended
                                                                                June 30, 1998


Exhibit No.                         Description                                 Location
-----------                         -----------                                 --------
10(h)                               Reimbursement Agreement, dated              Incorporated by
                                    April 1, 1998, by and between Core          reference to Exhibit
                                    Materials Corporation and Key Bank          10(a)(2) to Quarterly
                                    National Association                        Report on Form 10-Q
                                                                                for the quarter ended
                                                                                June 30, 1998

10(i)                               Core Materials Corporation                  Incorporated by
                                    Employee Stock Purchase Plan                reference to Exhibit
                                                                                4(c) to Registration
                                                                                Statement on Form S-8
                                                                                (Registration No. 333-60909)

10(j)                               Letter Agreement Regarding Terms and        Incorporated by
                                    Conditions of Interest Rate Swap            reference to Exhibit 10(j)
                                    Agreement between KeyBank National          to Annual Report on Form
                                    Association and Core Materials Corporation  10-K for the year-ended
                                                                                December 31,1998

10(k)                               Long Term Equity Incentive Plan(3)          Incorporated by
                                                                                reference to Exhibit
                                                                                4(e) to Registration
                                                                                Statement on Form
                                                                                S-8 (Registration
                                                                                No. 333-29203)

10(l)                               1995 Stock Option Plan(3)                   Incorporated by
                                                                                reference to Exhibit
                                                                                10.6 to Annual
                                                                                Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1996

10(m)                               1999 Informal Cash Profit Sharing Plan(3)   Filed Herein

10(n)                               Letter Agreement with Hellmold              Incorporated by
                                    Associates, Inc. dated November 1, 1995,    reference to Exhibit
                                    as amended April 10, 1996                   10.8 to Annual Report
                                    and July 18, 1996(3)                        on Form 10-K for the
                                                                                year-ended December
                                                                                31, 1996

10(o)                               Oral Compensation Agreement with            Incorporated by
                                    Malcolm M. Prine(3)                         reference to Exhibit
                                                                                10.9 to Annual
                                                                                Report on Form 10-K
                                                                                for the year-ended
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

23                                  Consent of Independent Auditors             Filed Herein

24                                  Powers of Attorney                          Filed Herein

27                                  Financial Data Schedule                     Filed Herein


(1)The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Materials Corporation will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

(2)The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including, addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Materials Corporation will provide any omitted schedule to the Securities and Exchange Commission upon request.

(3)Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.