Form 10-Q
period 2000-03-31
CORE MATERIALS CORP
filed 2000-05-15
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 2000
                                         -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from              to
                                    -------------    -------------


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

                              Yes [X]    NO [ ]

         As of May 1, 2000, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS

                                                                         MARCH 31,          DECEMBER 31,
                                                                           2000                1999
                                                                       ------------         ------------
                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents                                              $    335,814         $  1,128,868
Accounts receivable (less allowance for doubtful accounts:
    March 31, 2000 - $461,000; December 31, 1999 - $431,000)             21,012,147           19,714,554
Inventories:
    Finished and work in process goods                                    2,156,558            2,929,515
    Stores                                                                2,508,435            2,513,062
                                                                       ------------         ------------
        Total inventories                                                 4,664,993            5,442,577

Deferred tax asset                                                        1,069,914            1,069,914
Prepaid expenses and other current assets                                   438,424              184,127
                                                                       ------------         ------------
        Total current assets                                             27,521,292           27,540,040

Property, plant and equipment                                            41,023,103           39,667,232
Accumulated depreciation                                                (14,035,139)         (13,461,300)
                                                                       ------------         ------------
Property, plant and equipment - net                                      26,987,964           26,205,932

Deferred tax asset - net                                                 11,540,597           11,890,677

Mortgage-backed security investment                                       1,902,193            1,909,295

Other assets                                                                425,206              436,539
                                                                       ------------         ------------

TOTAL                                                                  $ 68,377,252         $ 67,982,483
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                      $    310,000         $    305,000
   Accounts payable                                                       9,981,786           11,067,668
   Accrued liabilities:
     Compensation and related benefits                                    1,940,975            1,355,288
     Interest                                                               474,138              892,477
     Other accrued liabilities                                            2,345,638            1,923,143
                                                                       ------------         ------------
        Total current liabilities                                        15,052,537           15,543,576

Long-term debt                                                           26,620,150           26,700,150
Deferred long-term gain                                                   2,802,437            2,915,825
Postretirement benefits liability                                         4,157,069            3,899,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;              97,787               97,787
    Outstanding shares:  March 31, 2000 - 9,778,680,
       December 31, 1999 - 9,778,680
Paid-in capital                                                          19,251,392           19,251,392
Retained earnings (deficit)                                                 395,880             (426,183)
                                                                       ------------         ------------
    Total stockholders' equity                                          19,745,059           18,922,996
                                                                       ------------         ------------

TOTAL                                                                  $ 68,377,252         $ 67,982,483
                                                                       ============         ============


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                              MARCH 31
                                                                 ---------------------------------

                                                                     2000                  1999
                                                                 ------------         ------------
NET SALES:
  International                                                  $ 17,435,970         $ 16,239,024
  Yamaha                                                            4,646,399            4,166,748
  Other                                                             3,830,287            2,025,943
                                                                 ------------         ------------
        Total Sales                                                25,912,656           22,431,715
                                                                 ------------         ------------

Cost of Sales                                                      21,160,263           17,775,138
Postretirement benefits expense                                       283,905              255,591
                                                                 ------------         ------------
        Total cost of sales                                        21,444,168           18,030,729
                                                                 ------------         ------------

GROSS MARGIN                                                        4,468,488            4,400,986
                                                                 ------------         ------------


Selling, general and administrative expense                         2,621,497            2,052,313
Postretirement benefits expense                                        54,077               33,861
                                                                 ------------         ------------
        Total selling, general and administrative expense           2,675,574            2,086,174


INCOME BEFORE INTEREST AND TAXES                                    1,792,914            2,314,812

Interest income                                                        51,949               89,275

Interest expense                                                     (441,784)            (407,697)
                                                                 ------------         ------------

INCOME BEFORE INCOME TAXES                                          1,403,079            1,996,390

Income taxes:
   Current                                                            230,936              328,337
   Deferred                                                           350,080              498,170
                                                                 ------------         ------------
        Total income taxes                                            581,016              826,507
                                                                 ------------         ------------

NET INCOME                                                       $    822,063         $  1,169,883
                                                                 ============         ============

NET INCOME PER COMMON SHARE:
    Basic                                                        $       0.08         $       0.12
                                                                 ============         ============
    Diluted                                                      $       0.08         $       0.12
                                                                 ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                           9,778,680            9,778,680
                                                                 ============         ============
    Diluted                                                         9,778,680            9,880,682
                                                                 ============         ============


See notes to financial statements

                           CORE MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                                 TOTAL
                                     COMMON STOCK OUTSTANDING            PAID-IN            RETAINED         STOCKHOLDERS'
                                     SHARES             AMOUNT           CAPITAL            EARNINGS             EQUITY
                                  -----------        -----------        -----------        -----------       -------------

BALANCE AT JANUARY 1, 2000          9,778,680        $    97,787        $19,251,392        $  (426,183)        $18,922,996


Net Income                                                                                     822,063             822,063


                                  -----------        -----------        -----------        -----------         -----------
BALANCE AT MARCH 31, 2000           9,778,680        $    97,787        $19,251,392        $   395,880         $19,745,059
                                  ===========        ===========        ===========        ===========         ===========


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                           --------------------------------------
                                                                                 2000                 1999
                                                                           ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $   822,063         $ 1,169,883
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                           585,172             498,856
         Deferred income taxes                                                   350,080             498,170
         Amortization of gain on sale/leaseback transaction                     (113,388)           (113,389)
         Change in operating assets and liabilities:
                  Accounts receivable                                         (1,297,593)           (745,308)
                  Inventories                                                    777,584            (714,696)
                  Prepaid and other assets                                      (254,297)           (244,516)
                  Accounts payable                                            (1,085,882)            866,994
                  Accrued and other liabilities                                  589,843            (305,924)
                  Postretirement benefits liability                              257,133             217,766
                                                                             -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        630,715           1,127,836


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                     (1,355,871)         (1,240,246)
Proceeds from maturities on mortgage-backed security investment                    7,102             410,471
                                                                             -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (1,348,769)           (829,775)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal on industrial revenue bond                                  (75,000)            (70,000)
                                                                             -----------         -----------
NET CASH USED IN FINANCING ACTIVITIES                                            (75,000)            (70,000)
                                                                             -----------         -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                            (793,054)            228,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,128,868           3,117,085
                                                                             -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   335,814         $ 3,345,146
                                                                             ===========         ===========

CASH PAID/ (REFUNDED) FOR:
         Interest (net of amounts capitalized)                               $   835,798         $   720,315
         Income Taxes                                                        $   (84,666)        $   240,000


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at March 31, 2000, and the results of operations and cash flows. The "Notes to Financial Statements" which are contained in the 2000 Annual Report to shareholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for 2000.

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

         Core Materials operates principally in one business segment as a compounder and compression molder of Sheet Molding Composites ("SMC") fiberglass reinforced plastics. Core Materials produces and sells both SMC compound and molded products for varied markets including the automotive and trucking industries, recreational vehicles and commercial and industrial products.


2.  RESTRICTED CASH

         Included in cash at March 31, 2000, is $327,000 which is restricted pursuant to the terms of the Industrial Revenue Bond which was issued in May, 1998. This restriction will be removed as Core Materials incurs and submits for reimbursement qualified expenditures related to the project for which the bond was issued.


3. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three months ended March 31, 2000, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same. In calculating net income per share for the three months ended March 31, 1999, weighted average shares increased for the computation of diluted income per share by 102,002, due to the effect of stock options which had no effect on net income per share.

4. COMMITMENTS AND CONTINGENCIES
         At March 31, 2000, Core Materials had remaining outstanding commitments for the purchase of machinery and equipment of $852,000.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on two major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, ramp up of the Company's South Carolina facility, the availability of capital and management's decisions to pursue new products or businesses which involve additional cost risks or capital expenditures

                                    OVERVIEW

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

         At the time of the acquisition of Columbus Plastics, International and Core Materials entered into a Comprehensive Supply Agreement with an initial term of five years. Under the terms of the Comprehensive Supply Agreement, Core Materials became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    Net sales for the three months ended March 31, 2000, totaled $25,913,000 up 16% from the $22,432,000 reported for the three months ended March 31, 1999. Sales to International increased by 7% to $17,436,000 from $16,239,000 for the three months ended March 31, 1999. The increase in sales to International related primarily to sales to its Mexican facility and to sales of service parts. Sales to Yamaha increased for the three months ended March 31, 2000 by 11% to $4,646,000 compared with $4,167,000 for the three months ended March 31, 1999. The increase in sales to Yamaha was primarily a result of an overall increase in demand from Yamaha for Core Materials' products .

    Sales to other customers for the three months ended March 31, 2000, increased 89% to $3,830,000 from $2,026,000 for the three months ended March 31, 1999. The increase in sales was primarily the result of new customers added during 1998 and 1999. Sales increases to these customers over the three months ended March 31, 1999 were as follows: New Holland North America, Inc. - $1,371,000; Volvo Trucks North America, Inc. - $387,000; and Caradon Doors and Windows, Peachtree Division - $352,000. These increases were partially offset by a decrease in sales to Case Corporation of approximately $197,000.

    Gross margin was 17% of sales for the three months ended March 31, 2000 compared with 20% for the three months ended March 31, 1999. The decline in gross margin as a percent of sales was primarily due to higher production costs at the Gaffney, South Carolina facility. The Gaffney facility experienced higher usage of raw materials, repair and operating supplies.

     Selling, general and administrative expenses totaled $2,676,000 for the three months ended March 31, 2000 increasing from $2,086,000 for the three months ended March 31, 1999. This increase was primarily due to the addition of key personnel and associated recruiting costs related to the reorganization and strengthening of Core Materials' management and salaried workforce. Travel expenses were also higher to support the various growth and operational improvement programs.

     Interest expense totaled $442,000 increasing from $408,000 in the prior year. This increase in interest expense from 1999 is primarily the result of an increase in interest costs on the Secured Note payable to International due to an increase in the loan agreement in May 1999. The increase in interest expense was partially offset by an increase in capitalized interest.

    Income taxes for the three months ended March 31, 2000 are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be substantially lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash payments related to the three months ended March 31, 2000 are estimated to be approximately $231,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended March 31, 2000 was $822,000 or $.08 per basic and diluted share, representing a decrease of $348,000 over the net income for the three months ended March 31, 1999 of $1,170,000 or $.12 per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the three months ended March 31, 2000 totaled $631,000. Net income contributed $822,000 with depreciation and amortization adding another $585,000. Deferred income taxes of $350,000, primarily related to Core Materials' approximately $21,000,000 of operating tax loss carry forwards, also contributed positively to the operating cash flow. In addition, a reduction of inventories of $778,000 added to the cash flow. Also increasing cash flow was an increase in accrued and other liabilities of $590,000 primarily related to future employee benefit payments. Decreasing the operating cash flows was an increase in accounts receivable of $1,298,000 as a result of increased sales volume and slower collections. A decrease in accounts payable of $1,086,000, primarily related to timing effects, also contributed to a decrease in operating cash flow;

         Investing activities negatively affected cash flow by $1,349,000 for the three months ended March 31, 2000 primarily related to the acquisition of $1,356,000 of machinery and equipment.

         Financing activities reduced cash flow by $75,000 due to principal repayments on the Industrial Revenue Bond issued in 1998.

         At March 31, 2000, Core Materials had cash on hand of $336,000 of which $327,000 is resricted, and an available line of credit of $7,500,000. As of March 31, 2000, Core Materials was in violation of all three of its financial debt covenants for its line of credit, its letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. On March

14, 2000, Core Materials received a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2000 if Core Materials operates in compliance with financial projections for fiscal year 2000 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the financial projections for the three months ended March 31, 2000 and the bank has waived the covenants for this period. Management expects Core Materials to meet the projections for the remainder of 2000. However, if performance should fall below these projections or if a material adverse change in the financial position of the Company should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.


YEAR 2000 READINESS STATEMENT

         Core Materials utilized internal and external sources to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials worked with its suppliers and customers to aid in their becoming Y2K compliant. As of the date of this filing, Core Materials has not experienced any material Y2K problems with its software, hardware and manufacturing of its products or with the operation of its business in general. In addition, Core Materials has not experienced any material problems with any of its customers or suppliers. Core Materials will continue to monitor its systems as unique dates within the year are encountered .

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

         Core Materials has the following three items that are sensitive to a change in interest rates: (1) Long term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at March 31, 2000 of $7,010,000. Interest is variable and is computed weekly. The average interest rate charged for three months ended March 31, 2000 was 3.8% and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered an interest swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30-day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of March 31, 2000 of $19,920,000 at a fixed interest rate of 8%; and (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

         Assuming a hypothetical 20% change in short-term interest rates in both the three month period ended March 31, 2000 and 1999, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No matters were submitted to security holders for vote during the three months ended March 31, 2000.

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



                                                 CORE MATERIALS CORPORATION


/s/  James L. Simonton                        President, Chief Executive Officer                      May 3, 2000
-------------------------------               and Director
             James L. Simonton

/s/  Kenneth M. Schmell                       Executive Vice President and                            May 3, 2000
-------------------------------               Chief Operating Officer
             Kenneth M. Schmell

/s/  Kevin L. Barnett                         Vice President, Secretary, Treasurer and                May 3, 2000
-------------------------------               Chief Financial Officer
              Kevin L. Barnett

                                INDEX TO EXHIBITS

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  2(a)(1)                    Asset Purchase Agreement                           Incorporated by reference to
                             Dated as of September 12, 1996,                    Exhibit 2-A to Registration
                             as amended October 31, 1996,                       Statement on Form S-4
                             between Navistar International Transportation      (Registration No. 333-15809)
                             Corporation and RYMAC Mortgage Investment
                             Corporation(1)

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

  2(b)(1)                    Agreement and Plan of Merger dated as of           Incorporated by reference to
                             November 1, 1996, between Core Materials           Exhibit 2-B to Registration
                             Corporation and RYMAC Mortgage                     Statement on Form S-4
                             Investment Corporation                             (Registration No. 333-15809)

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


  EXHIBIT NO.                DESCRIPTION                                        LOCATION

  4(a)(2)                    Certificate of Amendment of Certificate            Incorporated by reference to
                             of Incorporation of Core Materials                 Exhibit 4(b) to Registration
                             Corporation as filed with the Secretary of         Statement on Form S-8
                             State of Delaware on November                      (Registration No. 333-29203)
                             6, 1996

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