Form 10-Q
period 2000-06-30
CORE MATERIALS CORP
filed 2000-08-11
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     June 30, 2000
                                                     --------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from                 To
                                                  --------------    ------------


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

                           Yes  [X]               NO  [ ]

         As of August 9, 2000, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                     CORE MATERIALS CORPORATION
                                           BALANCE SHEETS
                                                                      JUNE 30,        DECEMBER 31,
                                                                        2000             1999
                                                                    ------------      ------------
                                                                    (UNAUDITED)
ASSETS

Cash and cash equivalents                                           $  5,427,580      $  1,128,868
Accounts receivable (less allowance for doubtful accounts:
    June 30, 2000 - $471,665; December 31, 1999 - $430,598)           15,167,485        19,714,554
Inventories:
    Finished and work in process goods                                 1,653,449         2,929,515
    Stores                                                             2,398,013         2,513,062
                                                                    ------------      ------------
        Total inventories                                              4,051,462         5,442,577

Deferred tax asset                                                     1,069,914         1,069,914
Prepaid expenses and other current assets                                660,120           184,127
                                                                    ------------      ------------
        Total current assets                                          26,376,561        27,540,040

Property, plant and equipment                                         41,447,197        39,667,232
Accumulated depreciation                                             (14,580,397)      (13,461,300)
                                                                    ------------      ------------
Property, plant and equipment - net                                   26,866,800        26,205,932

Deferred tax asset - net                                              11,362,102        11,890,677
Mortgage-backed security investment                                    1,625,126         1,909,295
Other assets                                                             670,271           436,539
                                                                    ------------      ------------
TOTAL                                                               $ 66,900,860      $ 67,982,483
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                   $    315,000      $    305,000
   Accounts payable                                                    7,915,590        11,067,668
   Accrued liabilities:
     Compensation and related benefits                                 1,929,216         1,355,288
     Interest                                                            884,829           892,477
     Other accrued liabilities                                         2,350,388         1,923,143
                                                                    ------------      ------------
        Total current liabilities                                     13,395,023        15,543,576

Long-term debt                                                        26,540,150        26,700,150
Deferred long-term gain                                                2,689,048         2,915,825
Postretirement benefits liability                                      4,116,409         3,899,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;           97,787            97,787
    Outstanding shares:  June 30, 2000 - 9,778,680,
       December 31, 1999 - 9,778,680
Paid-in capital                                                       19,251,392        19,251,392
Retained earnings (deficit)                                              811,051          (426,183)
                                                                    ------------      ------------
    Total stockholders' equity                                        20,160,230        18,922,996
                                                                    ------------      ------------

TOTAL                                                               $ 66,900,860      $ 67,982,483
                                                                    ============      ============

See notes to financial statements.

                                           CORE MATERIALS CORPORATION
                                              STATEMENTS OF INCOME
                                                  (UNAUDITED)


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                ----------------------------      ----------------------------

                                                   2000             1999             2000             1999
                                                -----------      -----------      -----------      -----------
NET SALES:
     Navistar                                   $13,897,237      $15,925,220      $31,333,207      $32,164,244
     Yamaha                                       4,999,875        4,145,798        9,646,274        8,312,546
     Other                                        4,310,417        4,165,136        8,140,704        6,191,079
                                                -----------      -----------      -----------      -----------
               Total Sales                       23,207,529       24,236,154       49,120,185       46,667,869
                                                -----------      -----------      -----------      -----------
Cost of Sales                                    19,519,884       21,115,181       40,680,147       38,954,356
Postretirement benefits expense                     280,525          276,323          564,430          531,914
                                                -----------      -----------      -----------      -----------
               Total cost of sales               19,800,409       21,391,504       41,244,577       39,486,270
                                                -----------      -----------      -----------      -----------

GROSS MARGIN                                      3,407,120        2,844,650        7,875,608        7,181,599
                                                -----------      -----------      -----------      -----------
Selling, general and administrative expense       2,284,147        2,155,913        4,905,644        4,144,189
Postretirement benefits expense                      57,457           37,376          111,534           71,237
                                                -----------      -----------      -----------      -----------
               Total selling, general and
                administrative expense            2,341,604        2,193,289        5,017,178        4,215,426

INCOME BEFORE INTEREST AND TAXES                  1,065,516          651,361        2,858,430        2,966,173

Interest income                                      67,703           72,096          119,652          161,371
Interest expense                                   (421,912)        (467,729)        (863,696)        (875,426)
                                                -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                          711,307          255,728        2,114,386        2,252,118

Income taxes:
     Current                                        117,642           42,057          348,578          370,394
     Deferred                                       178,494           63,814          528,574          561,984
                                                -----------      -----------      -----------      -----------
               Total income taxes                   296,136          105,871          877,152          932,378
                                                -----------      -----------      -----------      -----------

NET INCOME                                      $   415,171      $   149,857      $ 1,237,234      $ 1,319,740
                                                ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE:
     Basic                                      $      0.04      $      0.02      $      0.13      $      0.13
                                                ===========      ===========      ===========      ===========
     Diluted                                    $      0.04      $      0.02      $      0.13      $      0.13
                                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                        9,778,680        9,778,680        9,778,680        9,778,680
                                                ===========      ===========      ===========      ===========
     Diluted                                      9,778,680        9,843,365        9,778,680        9,862,023
                                                ===========      ===========      ===========      ===========

See notes to financial statements.

                                      CORE MATERIALS CORPORATION
                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                              (UNAUDITED)
                                                                                           TOTAL
                               COMMON STOCK OUTSTANDING    PAID-IN        RETAINED      STOCKHOLDERS'
                                SHARES       AMOUNT        CAPITAL        EARNINGS         EQUITY
                               ---------     -------     -----------     ----------      -----------
BALANCE AT JANUARY 1, 2000     9,778,680     $97,787     $19,251,392     $ (426,183)     $18,922,996

Net Income                                                                1,237,234        1,237,234

                               ---------     -------     -----------     ----------      -----------
BALANCE AT JUNE 30, 2000       9,778,680     $97,787     $19,251,392     $  811,051      $20,160,230
                               =========     =======     ===========     ==========      ===========

See notes to financial statements.

                                    CORE MATERIALS CORPORATION
                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30
                                                                        2000             1999
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $ 1,237,234      $ 1,319,740

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                      1,179,973          997,712

   Deferred income taxes                                                528,574          561,984

   Loss on disposal of assets                                            26,411               --

   Amortization of gain on sale/leaseback transactions                 (226,777)        (226,777)

   Change in operating assets and liabilities:

      Accounts receivable                                             4,547,069       (1,409,555)

      Inventories                                                     1,391,115       (2,651,369)

      Prepaid and other assets                                         (475,993)        (204,842)

      Accounts payable                                               (3,152,078)       4,684,273

      Accrued and other liabilities                                     993,526         (276,072)

      Postretirement benefits liability                                 216,473          238,235
                                                                    -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,265,527        3,033,329

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                            (2,100,984)      (3,420,750)

Proceeds from maturities on mortgage-backed security investment         284,169          644,384
                                                                    -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                (1,816,815)      (2,776,366)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of principal on industrial revenue bond                        (150,000)        (140,000)
                                                                    -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                                  (150,000)        (140,000)

                                                                    -----------      -----------
NET INCREASE IN CASH                                                  4,298,712          116,963

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,128,868        3,117,085
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 5,427,580      $ 3,234,048
                                                                    ===========      ===========
Cash paid for:

   Interest (net of amounts capitalized)                            $   829,011      $ 1,463,992
                                                                    ===========      ===========

   Income taxes                                                     $   (84,666)     $   559,000
                                                                    ===========      ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at June 30, 2000, and the results of operations and cash flows. The "Notes to Financial Statements" which are contained in the 1999 Annual Report to shareholders should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2000.

         Core Materials was formed on October 8, 1996, by RYMAC Mortgage Investment Corporation ("RYMAC"), as a wholly owned subsidiary, for the purpose of acquiring substantially all of the assets and assuming certain liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. (now known as International Truck and Engine Corporation, "International").

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


2.  RESTRICTED CASH

         Included in cash at June 30, 2000, is $330,819, which is restricted pursuant to the terms of the Industrial Revenue Bond, which was issued in May 1998. This restriction will be removed as Core Materials incurs and submits reimbursement of qualified expenditures related to the project for which the bond was issued.


3. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and six months ended June 30, 2000, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same. In calculating net income per share for the three and six months ended June 30, 1999, weighted average shares increased for the computation of diluted income per share by 64,685 and 83,343 shares, respectively, due to the effect of stock options which had no effect on net income per share.

4. COMMITMENTS AND CONTINGENCIES

         At June 30, 2000, Core Materials had remaining outstanding commitments for the purchase of two compression molding presses for $649,000.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Net sales for the three months ended June 30, 2000, totaled $23,208,000 down 4% from the $24,236,000 reported for the three months ended June 30, 1999. Sales to International decreased to $13,897,000 from $15,925,000 for the three months ended June 30, 1999. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha increased for the three months ended June 30, 2000, by 21% to $5,000,000 compared with $4,146,000 for the three months ended June 30, 1999. The increase in Yamaha sales is primarily due to an overall increase in demand from Yamaha for Core Materials' products.

         Sales to other customers for the three months ended June 30, 2000, increased 4% to $4,310,000 from $4,165,000 for the three months ended June 30, 1999. The increase in sales was primarily the result of adding new customers during 1998 and 1999. Sales increases to these customers over the three months ended June 30, 2000, were as follows: Case Corporation - $248,000; John Deere - $142,000; Mack Trucks - $235,000; Caradon Doors and Windows, Peachtree Division
- $218,000; New Holland North America, Inc. - $194,000. These increases were partially offset by a decrease in sales to Volvo Trucks North America, Inc. of approximately $827,000.

         Gross Margin was 14.68% of sales for the three months ended June 30, 2000, compared with 11.74% for the three months ended June 30, 1999. The increase in gross margin as a percent of sales, from the prior year, is primarily due to reduced scrap, improved labor utilization, lower overtime costs, reduced repairs, improved supply usage and to a lesser degree, product mix refinements.

         Selling, general and administrative expenses ("SG&A") totaled $2,342,000 for the three months ended June 30, 2000, increasing from $2,193,000 for the three months ended June 30, 1999. The increase from 1999 is primarily due to the increased level of the salaried workforce and associated recruiting and relocation costs related to the reorganization and strengthening of the Core Materials' management team, which took place in the latter part of 1999 and the first quarter of 2000. Travel expenses were also higher to support the various growth and operational improvement programs.

         Interest expense totaled $422,000 for the three months ended June 30, 2000, decreasing from $468,000 for the three months ended June 30, 1999. The decrease in interest expense from 1999 is primarily due to an increase in capitalized interest due to an increased level of construction in progress.

         Income taxes for the three months ended June 30, 2000, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the three months ended June 30, 2000, are estimated to be approximately $118,000 which reflects federal alternative minimum, state and local taxes.

         Net income for the three months ended June 30, 2000, was $415,000 or $.04 per basic and $.04 per diluted share, an increase of $265,000 over the net income for the three months ended June 30, 1999, of $150,000 or $.02 per basic and $.02 per diluted share. The Company has approximately $20 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of the Company's operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the three months ended June 30, 2000, would have been increased by $178,000, or $.02 per diluted share, to a total of $593,000, or $.06 per diluted share. The comparable 1999 net income would have been increased by $64,000, or $.01 per diluted share, to a total of $214,000, or $.02 per diluted share.


         SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Net sales for the six months ended June 30, 2000, totaled $49,120,000 up 5% from the $46,668,000 reported for the six months ended June 30, 1999. Sales to International decreased slightly to $31,333,000 from $32,164,000 for the six months ended June 30, 1999. Sales to Yamaha increased for the six months ended June 30, 2000, by 16% to $9,646,000 compared with $8,312,000 for the six months ended June 30, 1999. The increase in Yamaha sales is primarily due to an increase in demand from Yamaha for Core Materials' products.

         Sales to other customers for the six months ended June 30, 2000, increased 31% to $8,141,000 from $6,191,000 for the six months ended June 30, 1999. The increase in sales was primarily the result of new customers added during 1998 and 1999, including: New Holland North America, Inc. - $1,565,000 and Caradon Doors and Windows, Peachtree Division - $570,000. New customers added at the end of 1999 that resulted in sales during 2000 included: John Deere
- $268,000 and Mack Truck - $345,000. These increases were partially offset by a decrease in sales to Volvo Trucks North America, Inc. of $440,000.

         Gross margin was 16% of sales for the six months ended June 30, 2000, compared with 15.4% for the six months ended June 30, 1999. The improvement in the gross margin percentage is primarily due to the reasons noted above for the three months ended June 30, 2000.

         SG&A totaled $5,017,000 for the six months ended June 30, 2000, increasing from $4,215,000 for the six months ended June 30, 1999. The increase over the 1999 amount is primarily due to the reasons noted above for the three months.

         Income taxes for the six months ended June 30, 2000, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the six months ended June 30, 2000, are estimated to be approximately $349,000 which reflects federal alternative minimum, state and local taxes.

         Net income for the six months ended June 30, 2000, was $1,237,000 or $.13 per basic and $.13 per diluted share, a decrease of $83,000 compared to the net income for the six months ended June 30, 1999, of $1,320,000 or $.13 per basic and $.13 per diluted share. The Company has approximately $20 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of the Company's operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the six months ended June 30, 2000, would have been increased by $529,000, or $.05 per diluted share, to a total of $1,767,000, or $.18 per diluted share. The comparable 1999 net income would have been increased by $562,000, or $.06 per diluted share, to a total of $1,882,000, or $.19 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the six months ended June 30, 2000, totaled $6,266,000. Net income contributed $1,237,000 with depreciation and amortization adding another $1,180,000. A decrease in accounts receivable contributed $4,547,000; this decrease was primarily the result of collecting on past due invoices. Also adding positive cash flow was the reduction of inventory levels by $1,391,000. In addition, accrued and other liabilities added $994,000 in positive cash flow primarily due to increases in employee benefit accruals that will be paid in the future. Decreasing the operating cash flow was a decrease in accounts payable of $3,152,000, primarily due to timing effects. Also decreasing the operating cash flow was an increase in prepaid expenses of $476,000 due to the payment of annual insurance premiums.

         Investing activities negatively affected cash flow by $1,817,000 for the six months ended June 30, 2000. Capital expenditures totaled $2,101,000 primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on Core Materials' mortgage-backed security investment of $284,000.

         Financing activities reduced cash flow by $150,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

         At June 30, 2000, Core Materials had cash on hand of $5,428,000 of which $331,000 is restricted and an available line of credit of $7,500,000. As of June 30, 2000, Core Materials was in violation of all three of its financial debt covenants for its line of credit, its letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. On March 14, 2000, Core Materials received a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2000, if Core Materials operates in compliance with financial projections for fiscal year 2000 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the financial projections for the six months ended June 30, 2000, and the bank has waived the covenants for this period. Management expects Core Materials to meet the projections for the remainder of 2000. However, if performance should fall below these projections or if a material adverse change in the financial position of the Company should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

         During the second quarter, Core Materials announced new business relationships with two customers. On April 19, 2000, the Company announced a new agreement with Mack Trucks Inc. to begin manufacturing products for Mack's leading heavy-duty truck models. Projected production start-up for these products is late in the year 2000. On June 5, 2000, the Company announced a new agreement with Lear Corporation to supply sheet molding composite (SMC) products for three new sport utility/pick up truck models. Production of two of the models is expected to begin in early 2001 with the third model starting later in the year. Management has determined that any additional capital needs for these two arrangements will be able to be funded through the normal operations of the business, and these capital needs will not have a significant impact on the liquidity of the Company.


YEAR 2000 READINESS STATEMENT

         Core Materials utilized internal and external sources to make the required modifications to both computer systems and internal operations related apparatus. In addition, Core Materials worked with its suppliers and customers to aid in their becoming Y2K compliant. As of the date of this filing, Core Materials has not experienced any material Y2K problems with its software, hardware and manufacturing of its products or with the operation of its business in general. In addition, Core Materials has not experienced any material problems with any of its customers or suppliers. Core Materials will continue to monitor its systems as unique dates within the year are encountered.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for the Company beginning January 1, 2001. The Company is currently assessing the impact of SFAS No. 133, and the Company does not anticipate this statement to have a material effect on its results of operations and its financial position.

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

         Core Materials has the following three items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at June 30, 2000, of $6,935,000. Interest is variable and is computed weekly; the average interest rate charged for the six months ended June 30, 2000, was 4.3%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of June 30, 2000, of $19,920,000 at a fixed interest rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

         Assuming a hypothetical 20% change in short-term interest rates in both the six month period ended June 30, 2000 and 1999, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  At the annual meeting of the shareholders of Core Materials Corporation held May 18, 2000, the following issues were voted upon with the indicated results:

                  A. ELECTION OF DIRECTORS:       SHARES VOTED FOR        SHARES VOTED AGAINST
                     Thomas R. Cellitti              9,088,310                  519,652
                     James F. Crowley                9,001,010                  606,952
                     Ralph O. Hellmold               9,001,010                  606,952
                     Thomas M. Hough                 9,000,910                  607,052
                     Malcolm M. Prine                8,998,810                  609,152
                     James L. Simonton               9,090,410                  517,552

                     The above elected directors constitute the full acting Board of Directors for Core Materials Corporation; all terms expire at the 2001 annual meeting of stockholders of the Company.


                  B. APPROVE AN AMENDMENT TO THE COMPANY'S LONG-TERM EQUITY
                     INCENTIVE PLAN TO INCREASE THE NUMBER OF SHARES AUTHORIZED FOR ISSUANCE THEREUNDER BY 1,500,000:

                     SHARES VOTED FOR       SHARES AGAINST      SHARES ABSTAINING     BROKER NON-VOTES
                         5,353,033            1,108,725               28,611             3,117,593

                  C. RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR
                     THE YEAR ENDING DECEMBER 31, 2000:

                     SHARES VOTED FOR      SHARES AGAINST     SHARES ABSTAINING
                         9,570,970              15,326              21,666

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



                                                CORE MATERIALS CORPORATION



Date:    August 10, 2000                    By: /s/ James L. Simonton
         ---------------                        --------------------------------
                                                    James L. Simonton
                                                    President, Chief Executive
                                                       Officer and Director


Date:    August 10, 2000                    By: /s/ Kevin L. Barnett
         ---------------                        --------------------------------
                                                    Kevin L. Barnett
                                                    Vice President, Treasurer,
                                                       Secretary, and Chief
                                                       Financial Officer

                                          INDEX TO EXHIBITS
  EXHIBIT NO.       DESCRIPTION                                        LOCATION
  -----------       -----------                                        --------
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

  3(b)              By-Laws of Core Materials Corporation              Incorporated by reference to
                                                                       Exhibit 3-C to Registration
                                                                       Statement on Form S-4
                                                                       (Registration No. 333-15809)

  4(a)(1)           Certificate of Incorporation of Core Materials     Incorporated by reference to
                    Corporation as filed with the Secretary            Exhibit 4(a) to Registration
                    of State of Delaware on October 8, 1996            Statement on Form S-8
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