Form 10-Q
period 2000-09-30
CORE MATERIALS CORP
filed 2000-11-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended            September 30, 2000
                                                 --------------------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from                 To
                                      ----------------   ------------------

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

                             Yes [X]         NO [ ]

         As of November 13, 2000, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS


                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                  2000                     1999
                                                                            ----------------           -------------
                                                                               (UNAUDITED)
ASSETS

Cash and cash equivalents                                                   $      4,376,638          $    1,128,868
Accounts receivable (less allowance for doubtful accounts:
    September 30, 2000 - $344,110; December 31, 1999 - $150,000)                  15,296,181              19,714,554
Inventories:
    Finished and work in process goods                                             1,672,767               2,929,515
    Stores                                                                         1,756,620               2,513,062
                                                                            ----------------           -------------
        Total inventories                                                          3,429,387               5,442,577
Deferred tax asset                                                                 1,069,914               1,069,914
Prepaid expenses and other current assets                                            594,433                 184,127
                                                                            ----------------           -------------
        Total current assets                                                      24,766,553              27,540,040
Property, plant and equipment                                                     42,117,485              39,667,232
Accumulated depreciation                                                         (15,163,867)            (13,461,300)
                                                                            ----------------           -------------
Property, plant and equipment - net                                               26,953,618              26,205,932
Deferred tax asset - net                                                          11,397,040              11,890,677
Mortgage-backed security investment                                                1,618,500               1,909,295
Other assets                                                                         658,939                 436,539
                                                                            ----------------           -------------
TOTAL                                                                       $     65,394,650           $  67,982,483
                                                                            ================           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                           $        325,000           $     305,000
   Accounts payable                                                                6,380,535              11,067,668
   Accrued liabilities:
     Compensation and related benefits                                             2,229,787               1,355,288
     Interest                                                                        478,472                 892,477
     Other accrued liabilities                                                     2,510,806               1,923,143
                                                                            ----------------           -------------
        Total current liabilities                                                 11,924,600              15,543,576
Long-term debt                                                                    26,455,150              26,700,150
Deferred long-term gain                                                            2,575,660               2,915,825
Postretirement benefits liability                                                  4,361,056               3,899,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                       97,787                  97,787
    Outstanding shares:  September 30, 2000 - 9,778,680,
       December 31, 1999 - 9,778,680
Paid-in capital                                                                   19,251,392              19,251,392
Retained earnings (deficit)                                                          729,005                (426,183)
                                                                            ----------------           -------------
    Total stockholders' equity                                                    20,078,184              18,922,996
                                                                            ----------------           -------------
TOTAL                                                                       $     65,394,650           $  67,982,483
                                                                            ================           =============

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                         -------------------------------        ------------------------------

                                                             2000               1999                2000               1999
                                                         -----------         -----------        -----------        -----------
SALES:
     Navistar                                            $11,282,212         $14,394,252        $42,615,419        $46,558,496
     Yamaha                                                3,915,323           3,380,926         13,561,597         11,693,472
     Other                                                 3,087,386           3,785,744         11,228,090          9,976,823
                                                         -----------         -----------        -----------        -----------
       Total Sales                                        18,284,921          21,560,922         67,405,106         68,228,791
                                                         -----------         -----------        -----------        -----------

Cost of Sales                                             15,427,790          19,994,713         56,107,937         58,949,069
Postretirement benefits expense                              292,574             259,407            857,004            791,321
                                                         -----------         -----------        -----------        -----------
       Total cost of sales                                15,720,364          20,254,120         56,964,941         59,740,390
                                                         -----------         -----------        -----------        -----------

GROSS MARGIN                                               2,564,557           1,306,802         10,440,165          8,488,401
                                                         -----------         -----------        -----------        -----------

Selling, general and administrative expense                2,239,331           2,347,901          7,144,975          6,492,090
Postretirement benefits expense                               43,718              38,180            155,252            109,417
                                                         -----------         -----------        -----------        -----------
       Total selling, general and administrative expense   2,283,049           2,386,081          7,300,227          6,601,507

INCOME/(LOSS) BEFORE INTEREST AND TAXES                      281,508          (1,079,279)         3,139,938          1,886,894

Interest income                                               99,187              54,021            218,839            215,392
Interest expense                                            (520,703)           (461,544)        (1,384,399)        (1,336,970)
                                                         -----------         -----------        -----------        -----------
INCOME/(LOSS) BEFORE INCOME TAXES                           (140,008)         (1,486,802)         1,974,378            765,316

Income taxes:
     Current                                                 (23,026)           (245,397)           325,552            124,997
     Deferred                                                (34,936)           (371,191)           493,638            190,793
                                                         -----------         -----------        -----------        -----------
       Total income taxes                                    (57,962)           (616,588)           819,190            315,790
                                                         -----------         -----------        -----------        -----------

NET INCOME/(LOSS)                                        $   (82,046)        $  (870,214)       $ 1,155,188        $   449,526
                                                         ===========         ===========        ===========        ===========
NET INCOME PER COMMON SHARE:
     Basic                                               $     (0.01)        $     (0.09)       $      0.12        $      0.05
                                                         ===========         ===========        ===========        ===========
     Diluted                                             $     (0.01)        $     (0.09)       $      0.12        $      0.05
                                                         ===========         ===========        ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                 9,778,680           9,778,680          9,778,680          9,778,680
                                                         ===========         ===========        ===========        ===========
     Diluted                                               9,778,680           9,778,680          9,778,680          9,834,242
                                                         ===========         ===========        ===========       ============

See notes to financial statements

                           CORE MATERIALS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                        TOTAL
                                       COMMON STOCK OUTSTANDING                PAID-IN            RETAINED          STOCKHOLDERS'
                                      SHARES               AMOUNT              CAPITAL            EARNINGS             EQUITY
                                 -----------------    ----------------    ----------------    ---------------    -----------------
BALANCE AT JANUARY 1, 2000          9,778,680             $  97,787           $  19,251,392       $    (426,183)     $  18,922,996

Net Income                                                                                            1,155,188          1,155,188
                                    ---------             ---------           -------------       -------------      -------------
BALANCE AT SEPTEMBER 30, 2000       9,778,680             $  97,787           $  19,251,392       $     729,005      $  20,078,184
                                    =========             =========           =============       =============     ==============

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                     2000            1999
                                                                                  -----------     ----------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                 $ 1,155,188     $  449,526
       Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                             1,774,775      1,496,567

          Deferred income taxes                                                       493,638        190,793

          Loss/(gain) on disposal/acquisition of assets                               (14,588)        14,995

          Amortization of gain on sale/leaseback transactions                        (340,166)      (340,166)

          Change in operating assets and liabilities:

             Accounts receivable                                                    4,418,373     (4,417,893)

             Inventories                                                            2,013,190     (3,750,821)

             Prepaid and other assets                                                (410,306)      (247,545)

             Accounts payable                                                      (4,687,133)     6,756,058

             Accrued and other liabilities                                          1,048,156     (1,002,535)

             Postretirement benefits liability                                        461,120        458,352
                                                                                  -----------     ----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          5,912,247       (392,669)

       CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property, plant and equipment                                   (2,730,272)    (4,978,064)

       Proceeds from maturities on mortgage-backed security investment                290,795        652,260
                                                                                  -----------     ----------
       NET CASH USED IN INVESTING ACTIVITIES                                       (2,439,477)    (4,325,804)

       CASH FLOWS FROM FINANCING ACTIVITIES:

       Borrowing under line-of-credit                                                       -      2,150,000

       Payment of principal on industrial revenue bond                               (225,000)      (210,000)
                                                                                  -----------     ----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (225,000)     1,940,000

       NET INCREASE (DECREASE) IN CASH                                              3,247,770     (2,778,473)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,128,868      3,117,085
                                                                                  -----------     ----------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 4,376,638     $  338,612
                                                                                  ===========     ==========
       Cash paid for:

          Interest (net of amounts capitalized)                                   $ 1,727,285     $1,501,024
                                                                                  ===========     ==========
          Income taxes                                                            $   (84,666)    $  610,000
                                                                                  ===========     ==========

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at September 30, 2000, and the results of operations and cash flows. The "Notes to Financial Statements", which are contained in the 1999 Annual Report to shareholders, should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2000.

         Core Materials was formed on October 8, 1996, by RYMAC Mortgage Investment Corporation ("RYMAC"), as a wholly owned subsidiary, for the purpose of acquiring substantially all of the assets and assuming certain liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corporation (now known as International Truck and Engine Corporation, "International").

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

2.  RESTRICTED CASH

         Included in cash at December 31, 1999, was $322,811, which was restricted pursuant to the terms of the Industrial Revenue Bond, which was issued in May 1998. On September 18, 2000, the restriction was removed and the $335,854 of cash in the restricted account became available for general uses of Core Materials.

3. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and nine months ended September 30, 2000, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same. In calculating net income per share for the three and nine months ended September 30, 1999, stock options had no effect on the weighted average shares for the computation of diluted income per share for the third quarter; however, weighted average shares increased by 55,562 for the nine months ended September 30, 1999, due to the effect of stock options which had no effect on net income per share.

4. COMMITMENTS AND CONTINGENCIES

         At September 30, 2000, Core Materials had remaining outstanding commitments for the purchase of a compression molding press for $137,540.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2000, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Net sales for the three months ended September 30, 2000, totaled $18,285,000 representing an approximate 15% decrease from the $21,561,000 reported for the three months ended September 30, 1999. Sales to International decreased to $11,282,000 from $14,394,000 for the three months ended September 30, 1999. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha increased for the three months ended September 30, 2000, by approximately 16% to $3,915,000 compared with $3,381,000 for the three months ended September 30, 1999. The increase in Yamaha sales was primarily due to an overall increase in demand from Yamaha for Core Materials' products.

    Sales to other customers for the three months ended September 30, 2000, decreased approximately 18% to $3,087,000 from $3,786,000 for the three months ended September 30, 1999. The decrease in sales was primarily the result of Core Materials discontinuing its business relationship with Caradon Doors and Windows, Peachtree Division. For the three months ending September 30, 2000, sales to Caradon were $13,000 compared to $645,000 for the three months ending September 30, 1999. Sales increases to other customers over the three months ended September 30, 2000, were as follows: Case Corporation - $13,000; John Deere - $27,000; Mack Trucks - $95,000; and New Holland North America, Inc. - $740,000. These increases were partially offset by a decrease in sales to Volvo Trucks North America, Inc. of approximately $784,000.

    Gross Margin was 14.0% of sales for the three months ended September 30, 2000, compared with 6.1% for the three months ended September 30, 1999. The increase in gross margin, as a percent of sales from the prior year, was primarily due to decreased production costs resulting from improved labor utilization and lower overtime costs, lower repair and maintenance expenditures, and improved operating supplies control. Additionally, the third quarter of 1999 included a write-off of inventory associated with the annual physical inventory and production costs associated with the start up of new products and inventory bank builds. These events did not occur in the third quarter of 2000.

    Selling, general and administrative expenses ("SG&A") totaled $2,283,000 for the three months ended September 30, 2000, decreasing from $2,386,000 for the three months ended September 30, 1999. The decrease from 1999 was primarily due to the decreased level of expenditures for outside services, which took place to support further growth initiatives. Included in these 1999 costs were expenditures for evaluating additional facility locations, products and processes, and personnel recruiting costs.

     Interest expense totaled $521,000 for the three months ended September 30, 2000, increasing from $462,000 for the three months ended September 30, 1999. The increase in interest expense from 1999 was primarily due to interest expense being reduced in 1999 by a higher amount of capitalized interest associated with assets being constructed. Interest income totaled $99,000 for the three months ended September 30, 2000, increasing from $54,000 for the three months ended September 30, 1999.

    Income taxes/(benefit) for the three months ended September 30, 2000, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments/(benefits) related to income earned for the three months ended September 30, 2000, are estimated to be approximately ($23,000), which reflects federal alternative minimum, state and local taxes.

    Net income/(loss) for the three months ended September 30, 2000, was ($82,000), or ($.01) per basic and ($.01) per diluted share, representing an increase of $788,000 over the net income/(loss) for the three months ended September 30, 1999, of ($870,000), or ($.09) per basic and ($.09) per diluted share. The Company has approximately $20 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of Core Materials' operating tax loss carryforwards were recorded as a reduction in income tax expense/(benefit), which is reflective of the actual cash treatment, net income/(loss) for the three months ended September 30, 2000, would increase by ($35,000), or $.00 per diluted share, to a total of ($117,000), or ($.01) per diluted share. The comparable 1999 net income/(loss) would increase by ($371,000), or ($.04) per diluted share, to a total of ($1,241,000), or ($.13) per diluted share.

    NINE MONTHS ENDED SEPTEMBER 30, 2000, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Net sales for the nine months ended September 30, 2000, totaled $67,405,000 representing an approximate 1% decrease from the $68,229,000 reported for the nine months ended September 30, 1999. Sales to International decreased to $42,615,000 from $46,558,000 for the nine months ended September 30, 1999. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha increased for the nine months ended September 30, 2000, by 16% to $13,562,000 compared with $11,693,000 for the nine months ended September 30, 1999. The increase in Yamaha sales was primarily due to an increase in demand from Yamaha for Core Materials' products.

    Sales to other customers for the nine months ended September 30, 2000, increased approximately 12% to $11,228,000 from $9,977,000 for the nine months ended September 30, 1999. The increase in sales was primarily the result of new customers added during 1998 and 1999, including New Holland North America, Inc.
- $2,304,000, John Deere - $295,000 and Mack Truck - $440,000. Partially
offsetting these increases was a decrease in sales to Volvo Trucks North America, Inc. of $1,286,000.

    Gross margin was 15.5% of sales for the nine months ended September 30, 2000, compared with 12.4% for the nine months ended September 30, 1999. The improvement in the gross margin percentage was primarily due to the reasons noted above for the three months ended September 30, 2000.

    SG&A totaled $7,300,000 for the nine months ended September 30, 2000, increasing from $6,602,000 for the nine months ended September 30, 1999. The increase over the 1999 amount was primarily due to the increased level of the salaried workforce related to the reorganization and strengthening of the Core Materials' management team, which took place in the latter part of 1999 and the first quarter of 2000. Travel expenses were also higher to support the various growth and operational improvement programs.

    Income taxes for the nine months ended September 30, 2000, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the nine months ended September 30, 2000, are estimated to be approximately $326,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the nine months ended September 30, 2000, was $1,155,000, or $.12 per basic and $.12 per diluted share, an increase of $705,000 compared to the net income for the nine months ended September 30, 1999, of $450,000, or $.05 per basic and $.05 per diluted share. Core Materials has approximately $20 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of Core Materials' operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the nine months ended September 30, 2000, would increase by $494,000, or $.05 per diluted share, to a total of $1,649,000, or $.17 per diluted share. The comparable 1999 net income would increase by $191,000, or $.02 per diluted share, to a total of $641,000, or $.07 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the nine months ended September 30, 2000, totaled $5,912,000. Net income contributed $1,155,000 with depreciation and amortization adding another $1,775,000. A decrease in accounts receivable contributed $4,418,000. This decrease was primarily the result of collecting on past due invoices. Also adding positive cash flow was the reduction of inventory levels by $2,013,000. In addition, accrued and other liabilities added $1,048,000 in positive cash flow, which were primarily due to increases in employee benefit accruals that will be paid in the future. Decreasing the operating cash flow was a decrease in accounts payable of $4,687,000, which was primarily due to timing effects. Also decreasing the operating cash flow was an increase in prepaid expenses of $410,000 due to the payment of annual insurance premiums.

         Investing activities negatively affected cash flow by $2,439,000 for the nine months ended September 30, 2000. Capital expenditures totaled $2,730,000, which was primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on Core Materials' mortgage-backed security investment of $291,000.

         Financing activities reduced cash flow by $225,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

         During the second quarter of 2000, Core Materials announced new business relationships with Mack Trucks, Inc. and Lear Corporation to supply them sheet molding composite (SMC) products. Management expects that any additional capital items required for these new business relationships will be funded through the normal operations and funding sources of the business.

         At September 30, 2000, Core Materials had cash on hand of $4,377,000 and an available line of credit of $7,500,000. As of September 30, 2000, Core Materials was in violation of all three of its financial debt covenants for its line of credit, its letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. On March 14, 2000, Core Materials received a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2000, if Core Materials operates in compliance with financial projections for fiscal year 2000 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the financial projections for the nine months ended September 30, 2000, and the bank has waived the covenants for this period. Management expects Core Materials to meet the projections for the remainder of 2000. However, if performance should fall below these projections or if a material adverse change in the financial position of Core Materials should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting requirements for derivative instruments. This standard requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. This statement is effective for Core Materials beginning January 1, 2001. Core Materials is in the process of assessing the impact of SFAS No. 133. Based upon the preliminary results of this assessment, Core Materials anticipates that the adoption of this statement will not have a material effect on its results of operations or its financial position.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which effectively summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to provide additional time for implementation of SAB No. 101, and in June 2000, the SEC issued SAB No. 101B, which defers the implementation of SAB No. 101 until the fourth quarter of fiscal years beginning after December 15, 1999 (the fourth quarter of the Company's fiscal 2001). Management has not yet completed its analysis of this SAB as to its impact on the Company's consolidated financial statements and disclosures.

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

         Core Materials has the following three items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at September 30, 2000, of $6,860,000. Interest is variable and is computed weekly; the average interest rate charged for the nine months ended September 30, 2000, was 4.5%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of September 30, 2000, of $19,920,000 that bears interest at a fixed annual rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity.

         Assuming a hypothetical 20% change in short-term interest rates in both the nine month period ended September 30, 2000 and 1999, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

                  None

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No submission of matters to a vote of security holders occurred for the three months ended September 30, 2000.

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

                                   CORE MATERIALS CORPORATION



Date:    November 13, 2000         By: /s/ James L. Simonton
         -----------------             --------------------------------------
                                       James L. Simonton
                                       President, Chief Executive Officer and
                                       Director

Date:    November 13, 2000         By: /s/ Kevin L. Barnett
         -----------------             --------------------------------------
                                       Kevin L. Barnett
                                       Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  -----------                -----------                                        --------
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

  4(b)                       By-Laws of Core Materials Corporation              Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)

  11                         Computation of Net Income per Share                Exhibit 11 omitted because
                                                                                the required information is
                                                                                Included in Notes to
                                                                                Financial Statement

  27                         Financial Data Schedule                            Filed herein

(1)The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Materials Corporation will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
                                       16