Form 10-K405
period 2000-12-31
CORE MATERIALS CORP
filed 2001-03-30
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 For the fiscal year ended . . . . . . . . .December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 14, 2001, 9,778,680 shares of Core Materials Corporation common stock were outstanding, and the aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,605,238.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant's 2001 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in PART III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.

         On October 8, 1996, RYMAC Mortgage Investment Corporation ("RYMAC") incorporated Core Materials Corporation ("Core Materials" or the "Company") as a wholly owned subsidiary under the laws of the State of Delaware. RYMAC subsequently merged with and into Core Materials on December 31, 1996. The discussion in Part I, Item 1 of this Form 10-K provides an overview of the historical business of RYMAC, RYMAC's decision to incorporate Core Materials, and the current business of Core Materials as the surviving corporation of the merger with RYMAC.

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

         The Asset Purchase Agreement conditioned International's obligation to sell Columbus Plastics on the reincorporation of RYMAC in the State of Delaware. In order to effect the reincorporation, RYMAC incorporated Core Materials as a wholly owned subsidiary, under the laws of the State of Delaware, on October 8, 1996. RYMAC subsequently merged with and into Core Materials on December 31, 1996. Core Materials was the surviving corporation in the merger with each outstanding share of RYMAC common stock being converted into the right to receive one share of Core Materials' common stock.

         Immediately following the merger on December 31, 1996, Core Materials acquired substantially all of the assets and liabilities of Columbus Plastics, pursuant to the terms of the Asset Purchase Agreement. As consideration, International received a secured note (the "Secured Note") in an original principal amount of $25,504,000 subject to adjustment. International also received 4,264,000 shares of newly issued common stock of Core Materials.(2) Following the acquisition, Core Materials assumed operation of the business previously conducted by Columbus Plastics.

------------------------------
(1) RYMAC had maintained a portfolio of assets from its historical business, selectively selling assets to generate liquidity, as market conditions were appropriate. At the acquisition, Core Materials maintained ownership of one mortgage-backed security originally purchased by RYMAC.

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

         Core Materials operates in the plastics market, specifically in the production of high quality compression Sheet Molding Composite ("SMC") fiberglass reinforced plastic products. SMC plastics are part of a larger family of materials collectively known as "reinforced plastics." Reinforced plastics are combinations of resins and reinforcing fibers formed through high or low pressure fabrication techniques.

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

         The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. Core Materials' two major customers are International and Yamaha, which are supplied proprietary SMC products for medium and heavy-duty trucks and personal watercraft, respectively. Core Materials also supplies SMC products to other truck manufacturers, to automotive manufacturers and to manufacturers of commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing SMC product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new SMC products through a selection process in which an OEM solicits bids; and (3) successful marketing of SMC products for previously non-SMC applications. Core Materials' efforts are currently directed towards all three areas.

----------------------------
ended December 31, 1998 and 1997, the Secured Note was increased by $4,098,000 and $2,937,000, respectively. Core Materials' earnings for the year ended 1999 did not result in any further increase in the Secured Note. See Notes 4 and 8 of the "Notes to Financial Statements" in Part II, Item 8 of this Form 10-K.

   MAJOR COMPETITORS

         Core Materials believes that it is one of the five largest compounders and molders of SMC product in the United States. Core Materials faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Budd Plastics Division, Venture Industries, Applied Composites, and Molded Fiber Glass Companies. Core Materials believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of Core Materials' competitors have greater financial resources, research and development facilities, design engineering and manufacturing and marketing capabilities.

   MAJOR CUSTOMERS

         Core Materials currently has two major customers, International and Yamaha. The loss of a significant portion of sales to International or Yamaha would have a material adverse effect on the business of Core Materials. In 2000, Case Corporation and New Holland North America combined their business operations to form Case/New Holland. As a result of this combination, total sales to Case/New Holland were $8,417,000, or 10% of Core Materials' total sales revenue. Subsequent to year-end, Core Materials was notified by Case/New Holland of their intent to move production of their products to another supplier by May 2001. Core Materials expects that the loss of such sales will be mitigated, in part, by new business with Lear Corporation that will begin in 2001.

   RELATIONSHIP WITH INTERNATIONAL

         As a result of its acquisition of Columbus Plastics from International, Core Materials assumed the long-standing relationship between Columbus Plastics' and International's truck manufacturing operations. As a condition to the acquisition, International and Core Materials entered into a Comprehensive Supply Agreement, pursuant to which Core Materials became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process, effective through December 31, 2001.

         International manufactures and markets medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. International delivered 118,200 class 5 through 8 trucks, including school buses, in the United States and Canada during its fiscal 2000, representing a 1% decrease from the 119,300 units delivered in 1999 and a 4% increase from the 113,900 units delivered in 1998. International's combined share of the class 5 through 8 truck market was 26.9% in 2000, 25.6% in 1999, and 29.1% in 1998.

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

         The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 61%, 68% and 79% of total sales for 2000, 1999 and 1998, respectively.

   RELATIONSHIP WITH YAMAHA

         Core Materials also assumed from International the long-standing relationship between Columbus Plastics and Yamaha. Core Materials has supplied a significant amount of the SMC products for Yamaha's personal watercraft since 1990.

         Products produced for Yamaha include decks, hulls, engine hatches, bulkheads, and reinforcements. Core Materials has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

         Sales to Yamaha amounted to approximately 22%, 18% and 17% of total sales for 2000, 1999 and 1998, respectively.

  OTHER CUSTOMERS

         Core Materials also produces products for Volvo Trucks, North America, Mack Trucks and various other customers. In 2000, sales to these customers individually were all less than 10% of total sales. In 2001, Core Materials will begin production of automobile seat backs for Lear Corporation. Based upon planning volumes received from Lear Corporation, it is expected that sales to Lear Corporation will exceed 10% of sales in future years.

  EXPORT SALES

         Core Materials provides products to International's manufacturing and service locations in Canada and Mexico. Export sales, including sales to Canada, were approximately $17,295,000, $19,934,000 and $18,358,000 for the years ended 2000, 1999 and 1998, respectively. These export sales dollars represent approximately 21%, 22% and 24% of total sales for 2000, 1999 and 1998, respectively.

  PRODUCTS

         SMC

         Core Materials incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

        - Control information during various production processes; and

        - Data for statistical batch controls.

         Core Materials has the capacity to manufacture approximately 53 million pounds of SMC sheet material annually. The capacity increased in 1999 as a result of mix system upgrades and minor process improvements. The following table shows production of SMC for 2000, 1999 and 1998.

                                                                  SMC Pounds
                                                                   Produced
                  Year                                            (Millions)
                  ----                                            ----------
                  2000.............................................  36
                  1999 ............................................  42
                  1998 ...........................................   34

         MOLDING

         Core Materials currently owns or leases 17 presses in its Columbus, Ohio plant ranging in size from 500 to 4,500 tons. In the first quarter of 1998, Core Materials opened a second plant located in Gaffney, South Carolina, which has 11 presses ranging in size from 1,000 to 3,000 tons.

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

         ASSEMBLY, MACHINING AND PAINT

         Core Materials has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly and machining work to high volume, highly automated assembly and machining systems. Robotics are used extensively for material handling, machining and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. Two automated guided vehicles are used to transfer high volume product from the assembly area to the prime paint operation. The prime paint operation uses an overhead conveyor to transfer product through two paint booths and bake ovens. The Company also utilizes spot paint booths and batch ovens when warranted.

  RAW MATERIALS

         The principal raw materials used in the compounding of SMC are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. Core Materials has historically used single source, long term (2-5 years) supply contracts as a means to attain competitive pricing and an adequate supply of these raw materials. Recently, Core Materials has experienced price increases for certain of these materials, which has caused the company to reevaluate this strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which will be evaluated as the current contracts expire. Core Materials is also evaluating its supplier base for certain supplies, repair items and componentry to improve its overall purchasing position.

  BACKLOG

         Core Materials relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $5.1 million and $7.2 million at December 31, 2000 and 1999, respectively, all of which Core Materials expects to ship within a year.

  CAPACITY CONSTRAINTS

         Core Materials has been required to work, from time to time, a seven-day/three shift schedule to meet its customers' production requirements. Core Materials has previously employed a weekend manpower crew to help minimize the necessary overtime. The need to work these extended schedules has been driven by machine capacity limitations and by a shortage of labor at the Company's Columbus, Ohio facility. Unemployment rates in the areas from which this facility recruits its labor force has historically been low making it difficult, at times, to recruit employees to support increasing production volumes. However, based on recent production schedules, the Company has not had difficulty in obtaining the necessary workforce to support its production needs. See further discussion of machine capacities at "Item 2 Properties" contained elsewhere in this report.

  CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

         Capital expenditures totaled approximately $2.0 million, $7.4 million and $7.0 million for 2000, 1999 and 1998, respectively. Capital expenditures consist of presses and other equipment to manufacture parts as well as laboratory equipment, storage equipment, computers and office furniture and fixtures. The 1998 amount also includes the completion of the acquisition and construction of the Gaffney, South Carolina plant, which was started in 1997.

         Product development is a continuous process at Core Materials. Research and development activities focus on developing new SMC formulations and improving existing products and manufacturing processes.

         Core Materials does not maintain a separate research and development organization or facility but uses its production equipment (compounding machines, molding presses, and primer system), as necessary, to support these efforts and cooperates with its customers and its suppliers in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of Core Materials has estimated that internal costs related to research and development activities approximate $250,000 in 2000 and $200,000 in 1999 and 1998.

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

         Core Materials has submitted the information necessary for the granting of a Title V permit, as required under the Clean Air Act, which is still pending. In 1989, Columbus Plastics installed a Regenerative Thermal Oxidizer ("REECO"). The purpose of the REECO system is to destroy volatile organic compounds from the SMC manufacturing operation and the painting operation. Both operations have strict federal and state emission limits. The REECO system allows Core Materials to meet these limits by consistently achieving about 95% destruction efficiency. Core Materials believes that it is in compliance with the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). Compliance with these environmental laws and regulations has not had, nor is it currently expected to have, a material effect on the Company's operations, competitive position or capital expenditures through fiscal year 2001. In the near term, the amount of capital expenditures on environmental compliance is expected not to be significant.

  EMPLOYEES

         As of December 31, 2000, Core Materials employed a total of 477 employees. Of these 477 employees, 278 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 4, 2001.

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

  SEASONALITY

         Core Materials' business is affected annually by the production schedules of its customers. Core Materials' customers typically shut down their operations on an annual basis for a period of several weeks during Core Materials' third quarter. As a result, demand for Core Materials' SMC products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of Core Materials' SMC products.

  ITEM 2.   PROPERTIES.

         Core Materials owns two plants that are situated, respectively, in Columbus, Ohio and in Gaffney, South Carolina. Core Materials believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The approximate capacity utilization for the molding of production products in the Core Materials' facilities was 41%, 62%, and 83% in the fourth quarter of 2000, 1999, and 1998, respectively. Capacity increased in 1998 as a result of the opening of the new facility in South Carolina. Capacity also increased in 1999 and 2000 with the installation of additional presses at the Gaffney, South Carolina plant; however, this capacity could not be utilized due to the downturn in demand from Core Materials' customers in the second half of 2000. Capacity utilization is measured on the basis of a six day, three-shifts per day operation.

         The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 323,596 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

                                                                 Approximate
                                                                 Square Feet
                                                                 -----------

                  Manufacturing/Warehouse.....................      307,447
                  Office   ...................................       16,149
                                                              -------------
                                                                    323,596

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

         The Gaffney, South Carolina plant is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

                                                                 Approximate
                                                                 Square Feet
                                                                 -----------

                  Manufacturing/Warehouse......................      105,700
                  Office   ....................................        5,200
                                                               -------------
                                                                     110,900

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Core Materials submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2000.

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

                                                      High           Low
                                                      ----           ---

CORE MATERIALS CORPORATION
--------------------------

First Quarter                          2000            2.50          1.44
Second Quarter                         2000            2.25          1.13
Third Quarter                          2000            2.75          1.75
Fourth Quarter                         2000            2.00          0.50

First Quarter                          1999            3.88          2.88
Second Quarter                         1999            3.81          2.63
Third Quarter                          1999            3.31          1.69
Fourth Quarter                         1999            2.88          1.44


         The Company's common stock was held by 589 holders of record on March 14, 2001.

         Core Materials made no payments of cash dividends during 2000 and 1999. Core Materials currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

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


                                                                   YEARS ENDED DECEMBER 31,

                 (IN THOUSANDS,
                  EXCEPT PER SHARE DATA)       2000          1999          1998           1997          1996 (1)
                 -------------------------- -----------     --------     ----------     ----------    -------------

                 Net sales                     $83,545      $90,604        $77,719       $ 64,940         $ 52,467
                 Gross margin                   11,915       10,863         15,488         14,089            5,439
                 Income  before   interest       2,862        1,720          7,659          6,654              547
                 and taxes
                 Net income                        715           71          3,652          2,723              N/A
                 Net income per common share:      .07          .01            .38            .29              N/A
                   Basic                           .07          .01            .37            .28              N/A
                   Diluted
                 Total assets                   62,785       67,982         65,328         57,540           47,729  (2)
                 Long term debt                 26,370       26,700         27,005         18,822           27,885  (2)
                 Stockholders' equity           19,638       18,923         18,852         16,095           16,176
                 ---------------


(1) Prior to January 1, 1997, Columbus Plastics provided International's truck assembly operations with SMC products at standard cost and production for International accounted for greater than 60% of Columbus Plastics' output. The remainder was sold to unrelated third party customers at negotiated prices. Net Income and Net Income Per Share information has been omitted because Columbus Plastics was not a separate stand alone division or subsidiary of International and generally was not accounted for separately prior to the Acquisition. In addition, International's systems and procedures did not provide sufficient information to develop a reasonable cost allocation of income taxes, corporate debt and interest expense.

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

                                    OVERVIEW

         Core Materials is a compounder and compression molder of sheet molding composites (SMC) fiberglass reinforced plastic products. Core Materials produces and sells, both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products. Core Materials has two major customers, International and Yamaha, which account for approximately 83% of the Company's sales. The demand for Core Materials' products is affected by the volume of purchases from its customers, whose orders are primarily affected by economic conditions in the United States and Canada. Core Materials' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Materials' operations may change proportionately more than revenues from operations.

                              RESULTS OF OPERATIONS

    2000 COMPARED WITH 1999

         Net sales for 2000 totaled $83,545,000, down approximately 8% from the $90,604,000 reported for 1999. Sales to International totaled $51,379,000, a 17% decrease from the 1999 amount of $61,867,000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha increased in 2000 by 13% to $18,039,000 compared with $15,929,000 in 1999. The increase in sales to Yamaha is primarily due to an overall increase in demand from Yamaha for Core Materials' product.

         Sales to other customers increased approximately 10% to $14,127,000 from $12,808,000 in 1999. This increase was primarily the result of increased sales to Case/New Holland of $2,951,000 as a result of increased volumes and new products, and new business with Mack Trucks, which totaled $497,000 in 2000. Subsequent to year-end, Core Materials was notified by Case/New Holland of their intent to move production of their products to another supplier by May 2001. These increases were partially offset by a decrease in sales to Volvo Trucks North America, Inc. of $1,513,000 due to declining truck volumes, and a decrease in sales to Caradon Doors and Windows, Peachtree Division of $454,000 due to the ending of this business relationship.

         Gross Margin was 14% of sales in 2000 compared to 12% of sales in 1999. The increase in gross margin was primarily due to decreased production costs resulting from improved labor utilization, operational improvements and improved operating supplies control. Additionally, 1999 included higher repair and maintenance costs due to two major machine breakdowns and costs associated with the start up of several new customer products. These events did not occur to this degree in 2000.

         Selling, general and administrative expenses totaled $9,053,000 in 2000, which was slightly less than the $9,143,000 incurred in 1999. The year 2000 saw a reorganization and strengthening of the salary workforce. Even with the changes, labor costs stayed relatively flat to 1999 levels, increasing less than $100,000. In 1999, $800,000 in outside service and professional fee expenses was incurred for non-recurring items. The Company did see a reduction of $561,000 in this area in 2000, with the difference being mainly attributable to recruiting fees and contract employee costs for the reorganization of the salary workforce. In 2000, the company also experienced higher benefit costs mainly due to an increase in employee health insurance costs and higher travel expenses due to the start up of new products.

         Interest expense totaled $1,970,000 for 2000 increasing from $1,850,000 in 1999. The increase in interest expense from 1999 was the result of an increase in interest cost on the Secured Note payable to International resulting from the note payable balance increasing in April 1999 and due to a $139,000 decrease in interest capitalized on capital projects due to lower capital expenditures. These amounts were partially offset by a reduction in interest costs related to the revolving line of credit as no borrowings were necessary on the line in 2000.

         Income tax expense for 2000 was approximately 42% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance at December 31, 1996, as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Actual cash taxes for 2000 are estimated to be approximately $231,000.

         Net income for 2000 was $715,000 or $.07 per basic and diluted share, representing an increase of $644,000 over the 1999 net income of $71,000 or $.01 per basic and diluted share. The company has approximately $18.4 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of Core Materials' operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the year 2000 would increase by $285,000, or $.03 per basic and diluted share, to a total of $1,000,000, or $.10 per basic and diluted share. The comparable 1999 net income would increase by $69,000, or $.01 per basic and diluted share, to a total of $140,000, or $.01 per basic and diluted share.

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

         Gross margin was 12% of sales in 1999 compared with 20% for 1998. The decline in gross margin as a percent of sales was primarily due to higher production costs at both Core Materials' Columbus, Ohio and Gaffney, South Carolina facilities. In Columbus, Core Materials experienced a shortage of plant labor, due to low unemployment in the Columbus area, necessitating excessive overtime. Additionally, Core Materials incurred higher levels of scrap and labor inefficiencies as a result of the learning curve experienced by a higher than normal level of new hires. The hiring of such new employees was necessitated by increased turnover, caused by the labor shortage and increased production for support of certain customer's inventory bank builds to allow for tooling refurbishment. The Columbus facility also experienced higher repair and maintenance downtime costs caused by two major machine breakdowns. The maintenance downtime also resulted in lost production, which exacerbated the overtime costs in order to catch up with customer delivery expectations. In Gaffney, Core Materials experienced higher usage of raw materials, increased scrap, labor inefficiencies and higher usage of supplies. The increased costs in Gaffney were primarily associated with the start up of new customer products and the general ramp up of production at this facility. A significant portion of the new business noted above was produced in Gaffney.

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

         Interest expense for 1999 totaled $1,850,000 increasing from the $1,681,000 incurred in 1998. The increase in interest expense from 1998 was primarily the result of a full year effect of the interest costs on the $7,500,000 of Industrial Revenue Bond borrowings incurred in May 1998, which were used to finance Core Materials' facility in Gaffney, South Carolina. In addition, an increase in interest costs on the Secured Note payable to International added to interest expense. See Note 4 of "Notes to Financial Statements". The increase in interest on the Secured Note was largely offset by a reduction in interest expense incurred on Core Materials' line of credit.

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

         Net income for 1999 was $71,000 or $.01 per basic and diluted share, representing a decrease of $3,581,000 or 98% over the 1998 net income of $3,652,000 or $.38 per basic and $.37 per diluted share. The decrease over 1998's amounts was primarily the result of the production inefficiencies and the increases in SG&A expense referred to above. Core Materials has approximately $20,754,000 of operating tax loss carryforwards that do not begin to expire until the year 2007. If the benefit of Core Materials' operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the year 1999 would increase by $69,000, or $.01 per basic and diluted share, to a total of $140,000, or $.01 per basic and diluted share. The comparable 1998 net income would increase by $1,596,000, or $.16 per basic and diluted share, to a total of $4,177,000, or $.43 per basic share and $.42 per diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations in 2000 totaled $3,568,000. Net income contributed $715,000 with depreciation and amortization adding another $2,121,000. A decrease in accounts receivable contributed $6,493,000; this decrease was primarily the result of collecting on past due invoices and the lower sales volumes in the fourth quarter of 2000. Also adding positive cash flow was the reduction of inventory levels by $1,798,000. In addition, accrued and other liabilities added $647,000 in positive cash flow, which was primarily due to increases in employee benefit accruals that will be paid in the future. Decreasing the operating cash flow was a decrease in accounts payable of $5,802,000, which was primarily due to timing effects. Also decreasing cash flow was an increase in prepaid and other assets of $2,226,000 primarily due to proceeds receivable from a December 2000 leasing transaction, for which proceeds were not received until January 2001, and due to payment in December of insurance coverage for the year 2001.

         Investing activities reduced cash flows by $1,679,000 in 2000. Capital expenditures totaled $1,978,000, which were primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on the Company's mortgage-backed security investment of $299,000. At December 31, 2000, commitments for capital expenditures totaled $618,000.

         Financing activities reduced cash flows by $305,000 for the principal repayment on the Industrial Revenue Bond, which was issued in 1998

         At December 31, 2000, Core Materials had cash on hand of $2,712,000 and an available line of credit of $7,500,000. As of December 31, 2000, Core Materials was in violation of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received waivers for the covenants as of December 31, 2000 and has subsequently renegotiated the bank covenants. Based upon the renegotiated covenants and current financial projections, Core Materials expects to be in compliance with its bank covenants for fiscal year 2001. Core Materials has operated in compliance with the projections for the months of January and February 2001 and management expects Core Materials to meet the projections for the remainder of 2001. However, if performance should fall below these projections or if a material adverse change in the financial position of the Company should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

                                  INCOME TAXES

         The balance sheet at December 31, 2000 and 1999 includes a deferred tax asset of $12,676,000 and $12,960,000, net of a valuation allowance of $2,160,000 in 2000 and 1999. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

         The deferred tax asset at December 31, 2000, primarily includes the tax benefits associated with cumulative net operating and capital tax losses of approximately $18,425,000 and $4,100,000, respectively, temporary differences between the book and tax basis of Core Materials' property and equipment of approximately $11,656,000 and temporary differences relating to post-retirement and pension benefits of $6,118,000. The valuation allowance at December 31, 2000, assumes that it is more likely than not that approximately $2,200,000 of the cumulative net operating losses and all of the cumulative capital tax losses will not be realized before their expiration date. Realization of the net deferred tax asset related to the net operating loss carryforwards (net of valuation allowance) is dependent on the generation of approximately $16,100,000 of future taxable income through 2011. Taxable income for 2000 and 1999 was approximately $1,915,000 and $200,000, respectively.

         Extensive analysis is performed to determine the amount of the deferred tax asset. Such analysis is based upon the premise that Core Materials is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of Core Materials using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's long-standing relationship with its two largest customers (International and Yamaha) and Core Materials' recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies, the maintenance of its relationships with Yamaha and International and International's maintenance of significant market share, earnings are achievable in order to realize the net deferred tax asset of $12,676,000.

                                    INFLATION

         Inflation generally affects Core Materials by increasing the cost of labor, equipment and raw materials. Management believes that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

                          NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

         At January 1, 2001, the Company recorded the fair value of its swap of $159,000 as a long term liability and $95,000 (net of income tax effect of $64,000) to other comprehensive income.

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Core Materials' primary market risk results from fluctuations in interest rates. Core Materials is also exposed to changes in the price of commodities used in its manufacturing operations. The Company does not hold any material market risk sensitive instruments for trading purposes.

         Core Materials has the following four items that are sensitive to a change in interest rates: (1) Long term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at December 31, 2000, of $6,780,000. Interest is variable and is computed weekly. The average interest rate charged for 2000 was 4.4% and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered an interest swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30-day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of December 31, 2000 of $19,920,000 at a fixed interest rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity; and (4) Revolving line of credit which bears interest at LIBOR plus three and one-half percent or prime plus one-half percent as elected by Core Materials through March 31, 2001. Effective April 1, 2001 until maturity, the rate is LIBOR plus three and one-quarter percent or prime plus one-quarter percent.

         Assuming a hypothetical 20% change in short-term interest rates in both 2000 and 1999, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

Core Materials Corporation
Columbus, Ohio

         We have audited the accompanying balance sheets of Core Materials Corporation (the "Company") as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Core Materials Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Columbus, Ohio
March 29, 2001

                           CORE MATERIALS CORPORATION

    STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                              YEAR ENDED DECEMBER 31,
                                                                     2000                1999             1998
                                                                 -------------       -------------    ---------------
          NET SALES:
               International                                     $ 51,379,348       $ 61,867,135      $ 61,471,172
               Yamaha                                              18,039,427         15,929,190        12,927,328
                Other                                              14,126,584         12,807,943         3,320,644
                                                                 -------------       -------------    ---------------
          TOTAL SALES                                              83,545,359         90,604,268        77,719,144

          Cost of sales                                            70,481,198         78,542,103        61,258,735
          Postretirement benefits expense                           1,148,822          1,198,709           972,452
                                                                 -------------       -------------    ---------------
          TOTAL COST OF SALES                                      71,630,020         79,740,812        62,231,187
                                                                 -------------       -------------    ---------------

          GROSS MARGIN                                             11,915,339         10,863,456        15,487,957
                                                                 -------------       -------------    ---------------

          Selling, general and administrative expense               8,854,633          8,992,917         7,696,315
          Postretirement benefits expense                             198,857            150,113           132,218
                                                                 -------------       -------------    ---------------
          TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSE         9,053,490          9,143,030         7,828,533
                                                                 -------------       -------------    ---------------

          INCOME BEFORE INTEREST AND TAXES                          2,861,849          1,720,426         7,659,424

          Interest income                                             339,512            258,620           254,920
          Interest expense                                         (1,970,378)        (1,850,068)       (1,681,472)
                                                                 -------------       -------------    ---------------

          INCOME BEFORE INCOME TAXES                                1,230,983            128,978         6,232,872

          Income taxes:
              Current (benefit)                                       231,051            (11,074)          985,280
              Deferred                                                284,581             68,714         1,595,887
                                                                 -------------       -------------    ---------------
          TOTAL INCOME TAXES                                          515,632             57,640         2,581,167
                                                                 -------------       -------------    ---------------
          NET INCOME                                              $   715,351        $    71,338         3,651,705
                                                                 =============       ==============   ===============

          NET INCOME PER COMMON SHARE:

              BASIC                                               $      0.07        $      0.01      $       0.38
                                                                 =============       ==============   ===============
              DILUTED                                             $      0.07        $      0.01      $       0.37
                                                                 =============       ==============   ===============

          WEIGHTED AVERAGE SHARES OUTSTANDING:

              BASIC                                                 9,778,680          9,778,680         9,706,412
                                                                 =============       ==============   ===============
              DILUTED                                               9,778,680          9,820,352         9,975,360
                                                                 =============       ==============   ===============


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                                 BALANCE SHEETS

                                                                                             DECEMBER 31,

                                                                                       2000                1999
                                                                                  ----------------    ----------------
      ASSETS
      Current assets:
         Cash and cash equivalents                                                   $  2,712,412        $  1,128,868
         Accounts receivable (less allowance for doubtful accounts:
         2000 - $424,000 and 1999 - $431,000)                                          13,221,320          19,714,554
         Inventories:
            Finished and work in process goods                                          1,745,653           2,929,515
            Stores                                                                      1,898,465           2,513,062
                                                                                  ----------------    ----------------
            Total inventories                                                           3,644,118           5,442,577

         Deferred tax asset                                                             1,245,568           1,069,914
         Prepaid expenses and other current assets                                      2,410,112             184,127
                                                                                  ----------------    ----------------

                Total current assets                                                   23,233,530          27,540,040

      Property, plant and equipment                                                    41,562,272          39,667,232
      Accumulated depreciation                                                       (15,509,218)        (13,461,300)
                                                                                  ----------------    ----------------
      Property, plant and equipment - net                                              26,053,054          26,205,932

      Deferred tax asset - net                                                         11,430,442          11,890,677
      Mortgage-backed security investment                                               1,610,741           1,909,295
      Other assets                                                                        457,294             436,539
                                                                                  ----------------    ----------------

      TOTAL                                                                          $ 62,785,061        $ 67,982,483
                                                                                  ================    ================

      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES:
      Current liabilities:
         Current portion long-term debt                                                $  330,000          $  305,000
         Accounts payable                                                               5,266,017          11,067,668
         Accrued liabilities:
            Compensation and related benefits                                           1,636,257           1,355,288
            Interest                                                                       77,644             892,477
            Taxes                                                                         654,255             151,900
            Graduated lease payments                                                      659,998             430,729
            Other accrued liabilities                                                   1,068,205           1,340,514
                                                                                  ----------------    ----------------
                Total current liabilities                                               9,692,376          15,543,576

      Long-term debt                                                                   26,370,150          26,700,150
      Deferred long-term gain                                                           2,462,271           2,915,825
      Postretirement benefits liability                                                 4,621,917           3,899,936

      STOCKHOLDERS' EQUITY:
        Common stock - $0.01 par value, authorized shares - 20,000,000;
            Outstanding shares:  2000 and 1999 - 9,778,680                                 97,787              97,787
        Paid-in capital                                                                19,251,392          19,251,392
        Retained earnings (deficit)                                                       289,168           (426,183)
                                                                                  ----------------    ----------------
                Total stockholders' equity                                             19,638,347          18,922,996
                                                                                  ----------------    ----------------

      TOTAL                                                                          $ 62,785,061        $ 67,982,483
                                                                                  ================    ================

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    COMMON STOCK                               RETAINED            TOTAL
                                                     OUTSTANDING               PAID-IN         EARNINGS        STOCKHOLDERS'
                                                 SHARES        AMOUNT          CAPITAL         (DEFICIT)          EQUITY
                                                --------      --------        ---------        ---------       -------------
BALANCE AT JANUARY 1, 1998                      9,613,281     $  96,133      $ 16,049,861     $   (50,917)      $ 16,095,077

Net Income                                                                                      3,651,705          3,651,705

Change in Valuation allowance (note 7)                                          3,000,000                          3,000,000

Amortization of deferred stock compensation                                        54,365                             54,365

Issuance of stock under stock option plan         167,600         1,676           147,144                            148,820

Increase in Secured Note to International
(note 4)                                                                                       (4,098,309)        (4,098,309)

Other                                             (2,201)          (22)                22
                                               -----------    ----------    --------------    ------------     --------------
BALANCE AT DECEMBER 31, 1998                    9,778,680        97,787        19,251,392       (497,521)         18,851,658
                                               -----------    ----------    --------------    ------------     --------------

Net Income                                                                                         71,338             71,338
                                               -----------    ----------    --------------    ------------     --------------
BALANCE AT DECEMBER 31, 1999                    9,778,680        97,787        19,251,392       (426,183)         18,922,996
                                               -----------    ----------    --------------    ------------     --------------
Net Income                                                                                        715,351            715,351
                                               -----------    ----------    --------------    ------------     --------------
BALANCE AT DECEMBER 31, 2000                    9,778,680      $ 97,787      $ 19,251,392       $ 289,168       $ 19,638,347
                                               ===========    ==========    ==============    ============     ==============


See notes to financial statements.

                           CORE MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                  YEAR ENDED DECEMBER 31,

                                                                           2000              1999              1998
                                                                       --------------    -------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    715,351      $     71,338      $  3,651,705
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             2,121,221         1,899,395         1,525,308
   Deferred income taxes                                                       284,581            68,714         1,595,887
   Loss on disposal of assets                                                  (11,376)           14,995            17,900
   Amortization of gain on sale/leaseback transactions                        (453,555)         (453,555)         (338,114)
   Compensation expense on stock awards                                                                             54,365
   Change in operating assets and liabilities:
      Accounts receivable                                                    6,493,234        (2,095,979)       (3,441,870)
      Inventories                                                            1,798,459        (1,219,296)         (916,562)
      Prepaid expenses and other assets                                     (2,225,985)           38,545          (220,720)
      Accounts payable                                                      (5,801,650)        3,706,719          (433,454)
      Accrued and other liabilities                                            (74,549)       (1,191,402)           14,764
      Postretirement benefits liability                                        721,981           806,779           618,790
                                                                          ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    3,567,712         1,646,253         2,127,999

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                   (1,977,722)       (7,384,864)       (6,958,388)
Proceeds from sale/leaseback transactions                                                      3,375,712         6,829,431
Proceeds from maturities on mortgage-backed security investment                298,554           659,682           648,372
Proceeds from sale of property, plant and equipment                                                                  7,000
                                                                          ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (1,679,168)       (3,349,470)          526,415

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit                                                                7,250,000         6,919,470
Payments on line-of-credit                                                                    (7,250,000)      (10,916,590)
Payments of principal on secured note payable                                                                   (3,000,000)
Proceeds from issuance of industrial revenue bond                                                                7,500,000
Payment of principal on industrial revenue bond                               (305,000)         (285,000)         (130,000)
Issuance costs for industrial revenue bond                                                                        (159,385)
Proceeds from exercise of stock options                                                                            148,820
                                                                          ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (305,000)         (285,000)          362,315
                                                                          ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,583,544        (1,988,217)        3,016,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,128,868         3,117,085           100,356
                                                                          ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  2,712,412      $  1,128,868      $  3,117,085
                                                                          ============      ============      ============
Cash paid for:
   Interest (net of amounts capitalized)                                  $  2,690,141      $  1,579,549      $  2,039,713
                                                                          ============      ============      ============
   Income taxes (refund)                                                  $    (84,666)     $    610,000      $    823,200
                                                                          ============      ============      ============
       Supplemental disclosure of non-cash financing activities:
          Increase in Secured Note payable to International                                                   $  4,098,309
                                                                                                              ============
          Increase in paid-in capital for reversal of NOL valuation allowance                                 $  3,000,000
                                                                                                              ============
          Sale leaseback receivable                                       $ 1,584,000
                                                                          ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS FORMATION AND NATURE OF OPERATIONS

         Core Materials Corporation ("Core Materials") was formed in 1996 for the purpose of acquiring substantially all of the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. (now known as International Truck and Engine Corporation, "International"). International owns 4,264,000 shares of Core Materials' common stock, which represents approximately 44% of the outstanding shares of common stock.

         Core Materials operates in one business segment as a compounder and compression molder of sheet molding composites (SMC). Core Materials produces and sells both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION - Revenue from product sales is recognized at the time products are shipped and title transfers.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank.

         MORTGAGE-BACKED SECURITY - The security that matures in November 2025, is considered held to maturity and is carried at cost. Core Materials has the intent and ability to hold this security to maturity.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if adjustment to the depreciation period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

    Ranges of estimated useful lives for computing depreciation are as follows:
    Land improvements                                     20 years
    Building and improvements                             20-40 years
    Machinery and equipment                               3-15 years
    Tools, dies and patterns                              3-5 years

         Depreciation expense was $2,094,000, $1,868,000 and $1,510,000 for
2000, 1999, and 1998.

         In 2000, 1999 and 1998, approximately $50,000, $72,000 and $189,000 of interest costs were capitalized.

         SELF-INSURANCE - Core Materials is self-insured with respect to medical and dental claims and workers' compensation claims. Core Materials has recorded an estimated liability for self-insured medical and dental claims incurred and worker's compensation claims incurred but not reported at December 31, 2000 and 1999 of $438,000 and $375,000, respectively.

                           CORE MATERIALS CORPORATION

         FAIR VALUE OF FINANCIAL INSTRUMENTS - Core Materials' financial instruments consist of a mortgage backed security investment, long term debt, accounts receivable, accrued liabilities and accounts payable. The carrying amount of these financial instruments approximated their fair value. The fair value of the Company's interest rate swap at December 31, 2000, was a liability of $159,000.

         CONCENTRATION OF CREDIT RISK - Core Materials has significant transactions with two customers, International and Yamaha Motor Manufacturing Corporation, which comprised 83%, 86% and 96% of total sales in 2000, 1999 and 1998 and 70% and 77% of the accounts receivable balances at December 31, 2000 and 1999. In 2000, sales to Case/New Holland were $8,417,000 or 10% of Core Materials sales revenue. Subsequent to year-end, Core Material was notified by Case/New Holland of their intent to move production of their products to another supplier by May 2001. Core Materials performs ongoing credit evaluations of its customers' financial condition. Core Materials maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Core Materials' expectations. Export sales, including sales to Canada, for products provided to International's manufacturing and service locations totaled 21%, 22% and 24% of total sales for 2000, 1999 and 1998, respectively.

         EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

           RESTRICTED CASH - Included in cash at December 31, 1999, was $322,811, which was restricted pursuant to the terms of the Industrial Revenue Bond (see note 4), which was issued in May 1998. In 2000, the restriction was removed and the $335,854 of cash in the restricted account became available for general uses of Core Materials.

         RECLASSIFICATIONS - Reclassifications have been made to prior years' amounts to conform with the classifications of such amounts for 2000.

         RESEARCH AND DEVELOPMENT - Research and Development costs, which are expensed as incurred, totaled approximately $250,000 in 2000 and $200,000 in 1999 and 1998.

         NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

         At January 1, 2001, the Company recorded the fair value of its swap of $159,000 as a long term liability and $95,000 (net of income tax effect of $64,000) to other comprehensive income.

                           CORE MATERIALS CORPORATION

3.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31:


                                                                 2000                 1999
                                                           -----------------    -----------------

        Land and land improvements                              $ 2,150,606          $ 2,146,753
        Buildings                                                17,175,453           16,797,587
        Machinery and equipment                                  18,187,937           16,879,471
        Tools, dies and patterns                                    642,852              635,063
        Additions in progress                                     3,405,424            3,208,358
                                                           -----------------    -----------------

        Total                                                    41,562,272           39,667,232
        Less accumulated depreciation                          (15,509,218)         (13,461,300)
                                                           -----------------    -----------------

        Property, plant and equipment - net                     $26,053,054         $ 26,205,932
                                                           =================    =================

           Additions in progress at December 31, 2000 and 1999 primarily relate to the purchase and installation of equipment at Core Materials' Columbus, Ohio and Gaffney, South Carolina facilities. At December 31, 2000 and 1999, commitments for capital expenditures in progress were $618,000 and $1,591,000, respectively.

         Core Materials has entered into various sale-leaseback arrangements with a financial institution, whereby it sold certain equipment and leased such back under operating lease arrangements (see Note 4).

4.  DEBT AND LEASES

         Long-term debt consists of the following at December 31:


                                                                                2000                 1999
                                                                           ----------------     ----------------
         Secured Note Payable due to International, interest at 8%, payable semi-annually, principal due November 2006, secured by a subordinated lien and security interest in all Core
         Materials' assets.                                                   $ 19,920,150         $ 19,920,150

         Industrial Revenue Bond, interest adjustable weekly (2000
         average 4.4%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a bank letter of credit with a balance of $6,984,000 as of
         December 31, 2000.                                                      6,780,000            7,085,000
                                                                           ----------------     ----------------
         Total                                                                  26,700,150           27,005,150
         Less current portion                                                    (330,000)            (305,000)
                                                                           ----------------     ----------------
         Long-term debt                                                       $ 26,370,150         $ 26,700,150
                                                                           ================     ================

                           CORE MATERIALS CORPORATION

         SECURED NOTE PAYABLE

Under the terms of the secured note payable to International, Core Materials may be required to make payments on the principal of the note if either of the following two conditions exist:

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

         Total cash and cash equivalents of Core Materials as of December 31, 2000 were $2,712,412; therefore, no principal payment was made to International. Based upon the financial position of Core Materials at December 31, 2000, the Secured Note is classified as long-term on the balance sheet.

         The provisions of the Secured Note prohibit the declaration or payment of cash dividends, the repurchase or retirement of capital stock, as well as the pledge of any of Core Materials' assets or revenue as a security lien to a third party, except as approved by International, as long as the Secured Note is outstanding.

         LINE OF CREDIT

         At December 31, 2000, Core Materials had available a $7,500,000 variable rate bank revolving line of credit scheduled to mature on January 31, 2001. Subsequent to year end, in conjunction with the renegotiation of the bank covenants discussed below, the maturity of the line of credit was extended to May 1, 2002. The new line of credit bears interest at LIBOR plus three and one-half percent or prime plus one-half percent as elected by Core Materials through March 31, 2001. Effective April 1, 2001 until maturity, the rate is LIBOR plus three and one-quarter percent or prime plus one-quarter percent. The line of credit is secured by a first priority lien and security interest in all Core Materials' business assets. There was no outstanding balance under this facility at December 31, 2000 and 1999.

         As of December 31, 2000, Core Materials was in violation of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received waivers for the covenants as of December 31, 2000 and has subsequently renegotiated the bank covenants. Based upon the renegotiated covenants and current financial projections, Core Materials expects to be in compliance with its bank covenants for fiscal year 2001.

         INDUSTRIAL REVENUE BOND

         In May 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%. Total remaining principal maturities by year are: 2001 - $330,000; 2002 - $355,000; 2003 - $390,000; 2004
- $420,000; 2005 - $450,000 and thereafter - $4,835,000.

                           CORE MATERIALS CORPORATION

         In conjunction with the IRB, Core Materials entered into an interest rate swap agreement with a commercial bank in June 1998. Under this agreement, Core Materials pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term matches the payment schedule on the IRB with final maturity in April 2013. While Core Materials is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

         As security for the IRB, Core Materials obtained a letter of credit from a commercial bank, which has a balance of $6,984,000 as of December 31, 2000. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of Core Materials' business assets. The letter of credit expires in April 2004 but may be extended for an additional one year period in April of each year.

         LEASES

         In 1998, Core Materials entered into two sale-leaseback arrangements with a financial institution. In the first arrangement, equipment consisting primarily of SMC presses and a water jet, was sold for its net book value of $5,279,000 and leased back under a 10-year operating lease agreement. No gain or loss resulted from the transaction. In the second arrangement, equipment consisting of two SMC presses, with a net book value of $742,000 were sold for $1,550,000 and then leased back under a 7-year operating lease agreement. Core Materials recorded a deferred gain of approximately $808,000 on the second transaction, which is being accreted to income over the life of the lease.

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

         In December 2000, Core Materials entered into a sale-leaseback arrangement with a financial institution. An SMC press was sold for its net book value of $1,584,000 and leased back under a 10-year operating lease agreement. No gain or loss resulted from this transaction. Core Materials did not receive the proceeds until January 2001, and accordingly, the $1,584,000 was recorded in other assets as a non-trade receivable.

         As a result of the sale-leaseback transactions, Core Materials recognized into income approximately $454,000, $454,000 and $338,000 of the deferred gains for 2000, 1999 and 1998. At December 31, 2000 and 1999, Core Materials' deferred gains from leasing transactions totaled $2,916,000 and $3,369,000, respectively. The current portion of the deferred gains was $454,000 at December 31, 2000 and 1999 and was included in accrued liabilities.

         Core Materials also leases certain other equipment under operating leases with original lease terms of 2 to 10 years. Total rental expense was $3,301,000, $2,776,000 and $2,462,000 for 2000, 1999 and 1998.

                           CORE MATERIALS CORPORATION

         The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

                  2001                            $3,108,000
                  2002                             3,120,000
                  2003                             3,464,000
                  2004                             3,546,000
                  2005                             3,546,000
                  Thereafter                       7,721,000
                                                 -----------
                  Total minimum lease payments   $24,505,000
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

6.  INCENTIVE STOCK PLANS

     STOCK OPTIONS

         The Company has a Long Term Equity Incentive Plan (the "Plan"), as originally approved by the shareholders in May 1997, and as amended in May 2000 to increase the number of shares authorized for issuance, that allows for grants to directors and key employees of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 3.0 million awards, each representing a right to buy a share of Core Materials' common stock. The Plan expires on the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted.

         During 2000, 1999 and 1998, the Company granted non-qualified stock options and incentive stock options to directors and certain employees. The options have vesting schedules of five or ten years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of Core Materials' common stock at the date of grant.

         The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma 2000 net income and earnings per common share would have been $640,877 and $.07 per basic and diluted share. For 1999, pro forma net loss and loss per common share would have been $(131,363) and $(.01) per basic and diluted share. For 1998, pro forma net income and earnings per common share would have been $3,463,018 and $.36 per basic share and $.35 per diluted share. The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

         The weighted average fair value of options granted during 2000, 1999 and 1998 were $1.84, $2.21 and $3.31. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 6%, no expected dividend yield, expected lives of 8 and 9 years and expected volatility of 104% for 2000 and 80% for 1999 and 1998.

The following summarizes all stock option activity for the years ended December 31:


                                                 2000                           1999                          1998
                                      ---------------------------     --------------------------    --------------------------
                                                       WEIGHTED                       WEIGHTED                      WEIGHTED
                                                        AVERAGE                        AVERAGE                       AVERAGE
                                       NUMBER OF       EXERCISE        NUMBER OF      EXERCISE      NUMBER OF       EXERCISE
                                        OPTIONS          PRICE          OPTIONS         PRICE        OPTIONS          PRICE
                                      -------------    ----------     ------------    ----------    -----------     ----------

Outstanding - beginning of year          1,038,100        $ 3.19          956,800        $ 3.19        940,000         $ 2.48
Granted                                    432,500          2.75          122,500          3.20        432,500           4.24
Exercised                                                                                            (167,600)           0.89
Forfeited                                (337,600)          2.88         (41,200)          3.28      (248,100)           3.87
                                      -------------    ----------     ------------    ----------    -----------     ----------

Outstanding -  end of year               1,133,000         $3.11        1,038,100        $ 3.19        956,800         $ 3.19
                                      =============    ==========     ============    ==========    ===========     ==========

Exercisable at December 31                 313,350        $ 3.19          286,700        $ 3.03        154,350         $ 2.80
                                      =============    ==========     ============    ==========    ===========     ==========

Options available for grant              1,859,400                        454,300                      535,600
                                      =============                   ============                  ===========

                           CORE MATERIALS CORPORATION

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:


                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           ----------------------------------------------------------    -------------------------------------
                                                                    WEIGHTED AVERAGE
                                                  WEIGHTED          CONTRACTUAL LIFE                         WEIGHTED AVERAGE
RANGE OF                     NUMBER OF             AVERAGE              (YEARS)             NUMBER OF         EXERCISE PRICE
EXERCISE PRICES               OPTIONS          EXERCISE PRICE                                OPTIONS
                           ---------------     ----------------     -----------------     ---------------    -----------------
$2.75                             769,000           $ 2.75                7.8                    202,900          $ 2.75
$3.40 to $3.81                    294,000             3.58                7.6                     82,450            3.63
$5.13                              70,000             5.13                7.4                     28,000            5.13
                           ---------------     ----------------                           ---------------    -----------------
                                1,133,000           $ 3.19                                       313,350          $ 3.19
                           ===============     ================                           ===============    =================

7.  INCOME TAXES

         Components of the provision (credit) for income taxes are as follows:


                                                        2000               1999                1998
                                                   ---------------    ----------------    ---------------
        Current:
           Federal                                     $   27,000     $  (48,000)         $    76,000
           State and local                                204,000         37,000              909,000
                                                   ---------------    ----------------    ---------------
                                                          231,000        (11,000)             985,000
        Deferred:
           Federal                                        351,000         90,000            1,817,000
           State and local                               (66,000)        (21,000)            (221,000)
                                                   ---------------    ----------------    ---------------
                                                          285,000         69,000            1,596,000
                                                   ---------------    ----------------    ---------------
        Provision for income taxes                     $  516,000     $   58,000          $ 2,581,000
                                                   ===============    ================    ===============

         The Federal deferred tax expense does not represent cash payment of income taxes and was primarily generated by the utilization of net operating loss (NOL) carryforwards and the increase of temporary differences, and will not require future cash payments.

         A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:


                                                                     2000                1999               1998
                                                                ---------------     ---------------    ----------------

        Provision at federal statutory rate                         $  419,000            $ 44,000         $ 2,119,000
        State and local tax expense, net of federal benefit             91,000              10,000             454,000
        Non-deductible expenses                                          6,000               4,000               8,000
                                                                ---------------     ---------------    ----------------
        Provision for income taxes                                  $  516,000            $ 58,000         $ 2,581,000
                                                                ===============     ===============    ================

                           CORE MATERIALS CORPORATION

Deferred tax assets (liabilities) consist of the following at December 31:


                                                                         2000                   1999
                                                                   ------------------     ------------------
        Current Asset:
             Accrued liabilities                                           $ 933,000           $  1,053,000
             Other, net                                                      313,000                 17,000
                                                                   ------------------     ------------------
             Total current asset                                           1,246,000              1,070,000

        Non-current asset:
            Property, plant and equipment                                  3,963,000              3,607,000
            Net operating loss carryforwards                               6,265,000              7,056,000
            Capital loss carryforwards                                     1,381,000              1,390,000
            Postretirement benefits                                        2,080,000              1,623,000
            Other, net                                                       (99,000)               374,000
                                                                   ------------------     ------------------
            Total non-current asset                                       13,590,000             14,050,000
                                                                   ------------------     ------------------

        Total deferred tax asset                                          14,836,000             15,120,000
        Less valuation allowance                                          (2,160,000)            (2,160,000)
                                                                   ------------------     ------------------
        Total deferred tax asset - net                                  $ 12,676,000           $ 12,960,000
                                                                   ==================     ==================


         At December 31, 2000, Core Materials had approximately $18.4 million of NOL carryforwards available to offset future taxable income. A valuation allowance has been provided for those NOL carryforwards and temporary differences, which are estimated to expire before they are utilized. A full allowance has been provided against the approximately $4.1 million (to expire in 2001) of capital loss carryforwards, because the capital loss carryforwards are expected to expire before they are utilized. Based upon a review of future taxable income that was completed during the fourth quarter of 1998, the deferred tax valuation allowance was reduced by $3.0 million at December 31, 1998. This reduction was recorded as an increase in Paid in Capital. Recording the reduction in the valuation allowance as an increase in Paid in Capital was due to the fact that the original valuation allowance was recorded as a reduction to Paid in Capital at the acquisition date.

         Core Materials' NOL carryforwards expire as follows:

         2007              $2,993,000
         2008              10,823,000
         2009               3,614,000
         2010                 638,000
         2011                 357,000
                       ---------------
         Total            $18,425,000
                       ===============

                           CORE MATERIALS CORPORATION

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

         The International pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the Acquisition. In connection with the Acquisition, International retained responsibility for the vested benefits as of December 31, 1996 and Core Materials agreed to reimburse International for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability, is $188,000 at December 31, 2000 and $173,000 at December 31, 1999.

         The postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between Core Materials, International and the participants in the form of premiums, co-payments and deductibles. Core Materials and International share the cost of benefits for certain employees, pursuant to the Asset Purchase Agreement, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the Acquisition to the period of active service prior to the Acquisition.

                           CORE MATERIALS CORPORATION

The funded status of the Company's postretirement health and life insurance benefits plan as of December 31, 2000 and 1999 and a reconciliation with the amounts recognized in the balance sheets are provided below:


                                                                            POST RETIREMENT BENEFITS

                                                           ----------------------------------------------------------
                                                                 2000                1999                 1998
                                                           -----------------   -----------------     ----------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                      $ 4,020,000            $ 3,274,000           $2,438,000
Service cost                                                     367,000                448,000              388,000
Interest cost                                                    301,000                233,000              171,000
Unrecognized loss                                                (10,000)                65,000              277,000
                                                           -----------------     ---------------     ----------------
BENEFIT OBLIGATION AT END OF YEAR                            $ 4,678,000            $ 4,020,000           $3,274,000
                                                           -----------------     ---------------     ----------------

Unfunded status                                              $(4,678,000)           $(4,020,000)        $ (3,274,000)
Unrecognized net loss                                            614,000                662,000              639,000
                                                           -----------------     ---------------     ----------------
Net liability                                                $(4,064,000)           $(3,358,000)        $ (2,635,000)
                                                           =================     ===============     ================

PLAN ASSETS                                                       --                     --                   --
                                                           =================     ===============     ================

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:

Discount rate                                                           7.50%               7.50%                6.50%


         The components of expense for all of Core Materials' postretirement benefits plans are as follows:


                                                 2000                  1999                  1998
                                           ------------------    ------------------    -----------------
        Pension Expense:
           Interest cost                          $   15,000            $   14,000           $   12,000
           Defined contribution plan
             contributions                           296,000               288,000              196,000
           Multi-employer plan
             contributions                           331,000               322,000              328,000
                                           ------------------    ------------------    -----------------
        Total Pension Expense                        642,000               624,000              536,000
                                           ------------------    ------------------    -----------------

        Health and Life Insurance:
           Service cost                              367,000               448,000              388,000
           Interest cost                             301,000               233,000              171,000
           Amortization of net loss                   38,000                44,000               10,000
                                           ------------------    ------------------    -----------------
        Net periodic benefit cost                    706,000               725,000              569,000
                                           ------------------    ------------------    -----------------
        Total postretirement benefits
             expense                             $ 1,348,000          $  1,349,000         $  1,105,000
                                           ==================    ==================    =================


         The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.6%. The rate is projected to decrease gradually to 5% by the year 2005 and remain at that level thereafter. The comparable assumptions for the prior year were 9.6% and 5%.

                           CORE MATERIALS CORPORATION

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:


                                                                   1- PERCENTAGE             1-PERCENTAGE
                                                                   POINT INCREASE           POINT DECREASE
                                                                ---------------------    ---------------------
Effect on total of service and interest cost components               $150,680                 $(117,125)
Effect on postretirement benefit obligation                            617,159                  (523,351)


9.  RELATED PARTIES

         In connection with the acquisition, Core Materials and International entered into a Supply Agreement and a Transitional Services Agreement (the "Services Agreement"). Under the terms of the Supply Agreement, for a rolling five year period commencing December 31, 1996, International agreed to purchase from Core Materials, and Core Materials agreed to sell to International at negotiated prices, which approximate fair value, all of International's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they then existed or as they may be improved or modified. As of December 31, 2000, the contract has not been extended beyond its original five year period. No minimum quantities of annual production of products or minimum purchase quantities are set forth or implied in the Supply Agreement, and no penalties will be imposed on International for volumes of products actually ordered by International below those quantities forecasted.

         Sales to International were $51,379,000 in 2000, $61,867,000 in 1999 and $61,471,000 in 1998, of which $6,353,000 and $10,709,000 had not been received as of December 31, 2000 and 1999 and were included in accounts receivable. Receivables as of December 31, 2000 and 1999 also include an additional $764,000 and $1,518,000, respectively, for tooling costs owed by International. Accounts payable included $151,000 and $535,000, respectively as of December 31, 2000 and 1999 for product returns, returnable container deposits, material purchases from International and rework charges. Core Materials expensed $1,611,000 in 2000, $1,516,000 in 1999 and $1,340,000 in
1998, for interest expense on the Secured Note. There was no outstanding liability at December 31, 2000. At December 31, 1999, $815,000 had not been paid and was included in accrued liabilities.

10.  LABOR CONCENTRATION

         At December 31, 2000, Core Materials employed a total of 477 employees, 278 of whom, at its Columbus, Ohio facility, are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 4, 2001.

                           CORE MATERIALS CORPORATION

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.


                                              1ST QUARTER      2ND QUARTER      3RD QUARTER     4TH QUARTER       TOTAL YEAR
                                              -----------      -----------      -----------     -----------       ----------
2000:
Net sales                                       $25,912,656      $23,207,529     $ 18,284,921    $ 16,140,253        $83,545,359
Gross margin                                      4,468,488        3,407,120        2,564,557       1,475,174         11,915,339
Income (loss) before interest and taxes           1,792,914        1,065,516          281,508       (278,089)          2,861,849
Net income (loss)                                   822,063          415,171         (82,046)       (439,837)            715,351
Net income (loss) per common share:
   Basic                                               $.08             $.04           $(.01)          $(.04)               $.07
   Diluted                                             $.08             $.04           $(.01)          $(.04)               $.07

1999:
Net sales                                       $22,431,715      $24,236,154      $21,560,922    $ 22,375,477        $90,604,268
Gross margin                                      4,336,949        2,844,650        1,306,802       2,375,055         10,863,456
Income before interest and taxes                  2,314,812          651,361      (1,079,279)        (166,468)         1,720,426
Net income                                        1,169,883          149,857        (870,214)        (378,188)            71,338
Net income per common share:
   Basic                                               $.12             $.02           $(.09)          $(.04)               $.01
   Diluted                                             $.12             $.02           $(.09)          $(.04)               $.01

No cash dividends were paid during 2000 and 1999.

                                     ******


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Part III, Item 10 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2001, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Part III, Item 11 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2001, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Part III, Item 12 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2001, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Part III, Item 13 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2001, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS

                  The following financial statements are included in Part II,
                  Item 8 of this Form 10-K:

                           Independent Auditors' Report

                           Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

                           Balance Sheets as of December 31, 2000 and 1999

                           Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

                           Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

         (3)      EXHIBITS

                  See Index to Exhibits filed with this Annual Report on Form
                  10K.

(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K for the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                             CORE MATERIALS CORPORATION

                             By      /s/ James L. Simonton
                                     -------------------------------------------
                                                     James L. Simonton
                                           President and Chief Executive Officer

Date:  March 30, 2001

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/ James L. Simonton                         President, Chief Executive Officer                      March 30, 2001
--------------------------------------------- and Director
             James L. Simonton


/s/ Kevin L. Barnett                          Vice President, Secretary, Treasurer and                March 30, 2001
--------------------------------------------- Chief Financial Officer
              Kevin L. Barnett

                     *                        Director                                                March 30, 2001
---------------------------------------------
              James F. Crowley

                     *                        Director                                                March 30, 2001
---------------------------------------------
             Ralph O. Hellmold

                     *                        Director                                                March 30, 2001
---------------------------------------------
              Thomas M. Hough

                     *                        Director                                                March 30, 2001
---------------------------------------------
              Malcolm M. Prine

                     *                        Director                                                March 30, 2001
---------------------------------------------
             Thomas R. Cellitti

*By               Kevin L. Barnett            Attorney-In-Fact                                        March 30, 2001
         ------------------------------------
              Kevin L. Barnett

                           CORE MATERIALS CORPORATION

                                   SCHEDULE II

Valuation and qualifying accounts and reserves for the years ended December 31, 2000, 1999 and 1998.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.


                                                                       Additions
                                                            --------------------------------
                                          Balance at         Charged to        Charged to
                                          Beginning           Costs &            Other            Deductions         Balance At
                                           of Year            Expenses          Accounts             (A)            End of Year
                                        ---------------     -------------    ---------------    ---------------    ---------------
Year Ended December 31, 2000                 $ 431,000          $ 91,000                              $ 98,000          $ 424,000


Year Ended December 31, 1999                 $ 215,000         $ 216,000                                                $ 431,000

Year Ended December 31, 1998                 $ 240,000                                                $ 25,000          $ 215,000


(A) Amount represents uncollectable accounts written off.

                                INDEX TO EXHIBITS


Exhibit No.                         Description                                         Location
-----------                         -----------                                         --------
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

10(a)(4)                            Amendment No. 3 to Secured                  Incorporated by
                                    Promissory Note, dated April 20, 1999       reference to Exhibit
                                    to Navistar International Transportation    10(a)(4) to Annual
                                    Corp.                                       Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1998

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

10(e)(1)                            Amendment, dated March 29, 2001, to         Filed Herein
                                    the Loan Agreement dated December
                                    3, 1997, by and between Core
                                    Materials Corporation and Key Bank
                                    National Association


Exhibit No.                         Description                                         Location
-----------                         -----------                                         --------
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

10(f)(1)                            Amendment, dated March 26, 2001,            Filed Herein
                                    to Master Equipment Lease Agreement(2)
                                    by and between KeyCorp Leasing, a
                                    division of Key Corporate Capital, Inc.
                                    and Core Materials Corporation

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

10(h)(1)                            Amendment, dated  March 29, 2001,           Filed Herein
                                    to Reimbursement Agreement, dated
                                    April 1, 1998, by and between Core
                                    Materials Corporation and Key Bank
                                    National Association


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

10(k)                               Long Term Equity Incentive Plan(3)          Incorporated by
                                                                                reference to Exhibit
                                                                                4(e) to Registration
                                                                                Statement on Form
                                                                                S-8 (Registration
                                                                                No. 333-29203)

10(l)                               1995 Stock Option Plan(3)                   Incorporated by
                                                                                reference to Exhibit
                                                                                10.6 to Annual
                                                                                Report on Form 10-K
                                                                                for the year-ended
                                                                                December 31, 1996


Exhibit No.                         Description                                         Location
-----------                         -----------                                         --------
10(m)                               2000-2001 Informal Cash                     File Herein
                                    Profit Sharing Plan(3)

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

10(o)                               Compensation Agreement with                 Filed Herein
                                    Malcolm M. Prine(3)

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

 23                                 Consent of Deloitte & Touche LLP            Filed Herein

24                                  Powers of Attorney                          Filed Herein


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