Form 10-Q
period 2001-03-31
CORE MATERIALS CORP
filed 2001-05-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

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

                               Yes [ ]       NO [X]

     As of May 14, 2001, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS

                                                  MARCH 31,        DECEMBER 31,
                                                    2001               2000
                                                ------------       ------------
                                                (UNAUDITED)

ASSETS

Cash and cash equivalents                       $  6,603,872       $  2,712,412
Accounts receivable (less allowance for
  doubtful accounts:
  March 31, 2001 - $428,000;
  December 31, 2000 - $424,000)                   14,197,845         13,221,320
Inventories:
  Finished and work in process goods               1,930,450          1,745,653
  Stores                                           1,936,557          1,898,465
                                                ------------       ------------
      Total inventories                            3,867,007          3,644,118

Deferred tax asset                                 1,245,568          1,245,568
Prepaid expenses and other current assets          1,121,545          2,410,112
                                                ------------       ------------
      Total current assets                        27,035,837         23,233,530

Property, plant and equipment                     42,056,600         41,562,272
Accumulated depreciation                         (16,005,306)       (15,509,218)
                                                ------------       ------------
Property, plant and equipment - net               26,051,294         26,053,054

Deferred tax asset - net                          11,524,730         11,430,442
Mortgage-backed security investment                1,604,069          1,610,741
Other assets                                         444,309            457,294
                                                ------------       ------------
TOTAL                                           $ 66,660,239       $ 62,785,061
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
  Current portion long-term debt                $    335,000       $    330,000
  Accounts payable                                 7,904,807          5,266,017
  Accrued liabilities:
    Compensation and related benefits              1,968,203          1,636,257
    Interest                                         476,950             77,644
    Taxes                                            877,608            654,255
    Graduated lease payments                         717,316            659,998
    Other accrued liabilities                      1,133,443          1,068,205
                                                ------------       ------------
      Total current liabilities                   13,413,327          9,692,376

Long-term debt                                    26,285,150         26,370,150
Interest rate swap                                   281,897                 --
Deferred long-term gain                            2,348,882          2,462,271
Postretirement benefits liability                  4,875,032          4,621,917

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value,
  authorized shares - 20,000,000;
  Outstanding shares:
  March 31, 2001 - 9,778,680,
  December 31, 2000 - 9,778,680                       97,787             97,787
Paid-in capital                                   19,251,392         19,251,392
Accumulated other comprehensive income
  (loss), net of income tax effect                  (186,052)                --
Retained earnings                                    292,824            289,168
                                                ------------       ------------
  Total stockholders' equity                      19,455,951         19,638,347
                                                ------------       ------------
TOTAL                                           $ 66,660,239       $ 62,785,061
                                                ============       ============


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------

NET SALES:
  International                                   $  9,986,041     $ 17,435,970
  Yamaha                                             5,630,788        4,646,399
  Other                                              3,482,456        3,830,287
                                                  ------------     ------------
    Total Sales                                     19,099,285       25,912,656
                                                  ------------     ------------
Cost of Sales                                       16,428,104       21,160,263
Postretirement benefits expense                        253,872          283,905
                                                  ------------     ------------
    Total cost of sales                             16,681,976       21,444,168
                                                  ------------     ------------
GROSS MARGIN                                         2,417,309        4,468,488
                                                  ------------     ------------
Selling, general and administrative expense          1,967,692        2,621,497
Postretirement benefits expense                         59,550           54,077
                                                  ------------     ------------
    Total selling, general and administrative        2,027,242        2,675,574
      expense

INCOME BEFORE INTEREST AND TAXES                       390,067        1,792,914

Interest income                                         96,006           51,949
Interest expense                                      (479,833)        (441,784)
                                                  ------------     ------------
INCOME BEFORE INCOME TAXES                               6,240        1,403,079

Income taxes:
  Current                                                1,027          230,936
  Deferred                                               1,557          350,080
                                                  ------------     ------------
    Total income taxes                                   2,584          581,016
                                                  ------------     ------------
NET INCOME                                        $      3,656     $    822,063
                                                  ============     ============
NET INCOME PER COMMON SHARE:
  Basic                                           $       0.00     $       0.08
                                                  ============     ============
  Diluted                                         $       0.00     $       0.08
                                                  ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                              9,778,680        9,778,680
                                                  ============     ============
  Diluted                                            9,778,680        9,778,680
                                                  ============     ============


See notes to financial statements

                           CORE MATERIALS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                   ACCUMULATED
                                                   COMMON STOCK                                        OTHER            TOTAL
                                                   OUTSTANDING            PAID-IN      RETAINED   COMPREHENSIVE     STOCKHOLDERS'
                                               SHARES       AMOUNT        CAPITAL      EARNINGS   INCOME (LOSS)         EQUITY
                                             ---------     ---------    -----------    --------   -------------     -------------
BALANCE AT JANUARY 1, 2001                   9,778,680     $97,787      $19,251,392    $289,168    $      --         $19,638,347

To record the initial fair market                                                                   (104,762)           (104,762)
value of the interest rate swap, net
of deferred income tax benefit of $53,968

Net Income                                                                                3,656                            3,656

To record the hedge accounting effect                                                                (81,290)            (81,290)
of the interest rate swap at March 31,
2001, net of deferred income tax
benefit of $41,877
                                             ---------     -------      -----------    --------    ---------         -----------
BALANCE AT MARCH 31, 2001                    9,778,680     $97,787      $19,251,392    $292,824    $(186,052)        $19,455,951
                                             =========     =======      ===========    ========    =========         ===========


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2001         2000
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $     3,656   $   822,063

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                           536,095       585,172

  Deferred income taxes                                     1,557       350,080

  Loss on disposal of assets                               31,359

  Amortization of gain on sale/leaseback transactions    (113,388)     (113,388)

  Change in operating assets and liabilities:

    Accounts receivable                                  (976,525)   (1,297,593)

    Inventories                                          (222,889)      777,584

    Prepaid and other assets                            1,288,567      (254,297)

    Accounts payable                                    2,638,790    (1,085,882)

    Accrued and other liabilities                       1,077,160       589,843

    Postretirement benefits liability                     253,115       257,133
                                                      -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               4,517,497       630,715

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                (572,509)   (1,355,871)

Proceeds from sale of property and equipment               19,800

Proceeds from maturities on mortgage-backed
security investment                                         6,672         7,102
                                                      -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                    (546,037)   (1,348,769)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of principal on industrial revenue bond           (80,000)      (75,000)
                                                      -----------   -----------

NET CASH USED IN FINANCING ACTIVITIES                     (80,000)      (75,000)

NET INCREASE IN CASH                                    3,891,460      (793,054)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,712,412     1,128,868
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 6,603,872   $   335,814
                                                      ===========   ===========
Cash paid for:
  Interest (net of amounts capitalized)               $    59,332   $   835,798
                                                      ===========   ===========
  Income taxes (refund)                               $   (39,544)  $   (84,666)
                                                      ===========   ===========

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at March 31, 2001, and the results of its operations and cash flows. The "Notes to Financial Statements", which are contained in the 2000 Annual Report to Shareholders, should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2001.

     Core Materials operates in the plastics market, specifically in the production of high quality compression Sheet Molding Composite ("SMC") fiberglass reinforced plastics. Core Materials produces and sells both SMC compound and molded products for varied markets including the automotive and trucking industries, recreational vehicles and commercial and industrial products.


2. EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three months ended March 31, 2001, and March 31, 2000, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.


3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133)

     In conjunction with the Industrial Revenue Bond, Core Materials entered into an interest rate swap agreement with a commercial bank in June 1998. Under this agreement, Core Materials pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term matches the payment schedule on the IRB with final maturity in April 2013. While Core Materials is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. The Company uses the interest rate swap to hedge the market interest rate fluctuations of its variable rate IRB. At January 1, 2001, the Company recorded the fair value of its interest rate swap agreement of $159,000 as a long-term liability and $105,000 (net of deferred income tax benefit of $54,000) to accumulated other comprehensive income (loss). At March 31, 2001, the Company increased the long-term liability by $123,000 to recognize the change in the fair market value of the interest rate swap agreement. $81,000 was recorded to accumulated other comprehensive income (loss), net of deferred income tax benefit of $42,000, on the same date to record the hedge accounting effect of the swap. For the three months ended March 31, 2001, the swap had no ineffectiveness.

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


RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2001, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

   Net sales for the three months ended March 31, 2001, totaled $19,099,000 representing an approximate 26% decrease from the $25,913,000 reported for the three months ended March 31, 2000. Sales to International decreased to $9,986,000 from $17,436,000 for the three months ended March 31, 2000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha increased for the three months ended March 31, 2001, by approximately 21% to $5,631,000 compared with $4,646,000 for the three months ended March 31, 2001. The increase in Yamaha sales was primarily due to an overall increase in demand from Yamaha for Core Materials' products.

   Sales to other customers for the three months ended March 31, 2001, decreased approximately 9% to $3,482,000 from $3,830,000 for the three months ended March 31, 2000. The decrease in sales was primarily the result of Core Materials discontinuing its business relationship with Caradon Doors and Windows, Peachtree Division in 2000. For the three months ending March 31, 2000, sales to Caradon were $483,000. The Company also saw its relationship with Lear Corporation begin in the first quarter of 2001. Sales to Lear Corporation totaled $327,000 for the quarter. Partially offsetting this gain in sales were decreases in sales to Volvo Trucks North America of $102,000 and sales of SMC to various third-party customers of $157,000.

   Gross Margin was approximately 13.0% of sales for the three months ended March 31, 2001, compared with 17.0% for the three months ended March 31, 2000. The decrease in gross margin, as a percent of sales from the prior year, was primarily due to fixed costs associated with excess capacity and production inefficiencies associated with the reduced order flow. Additionally, the Company experienced higher energy costs resulting from an increase in natural gas prices.

   Selling, general and administrative expenses ("SG&A") totaled $2,027,000 for the three months ended March 31, 2001, decreasing from $2,676,000 for the three months ended March 31, 2000. The decrease from 2000 was due to lower salary and benefit costs, primarily due to a reduction in personnel, and due to reductions in professional fees, outside services, travel and other expenses resulting from cost containment activities and declining volumes.

   Interest expense totaled $480,000 for the three months ended March 31, 2001, increasing from $442,000 for the three months ended March 31, 2000. The increase in interest expense from 2000 was primarily due to interest expense being reduced in 2000 by a higher amount of capitalized interest associated with assets being constructed. Interest income totaled $96,000 for the three months ended March 31, 2001, increasing from $52,000 for the three months ended March 31, 2000.

   Income taxes/(benefit) for the three months ended March 31, 2001, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the three months ended March 31, 2001, are estimated to be approximately $1,000, which reflects federal alternative minimum, state and local taxes.

   Net income for the three months ended March 31, 2001, was $4,000, or $.00 per basic and diluted share, representing an decrease of $818,000 over the net income for the three months ended March 31, 2000, of $822,000, or $.08 per basic and diluted share. The Company has approximately $18 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of Core Materials' operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the three months ended March 31, 2001, would increase by $1,000, or $.00 per diluted share, to a total of $5,000, or $.00 per diluted share. The comparable 2000 net income would increase by $350,000, or $.04 per diluted share, to a total of $1,172,000, or $.12 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

     Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

     Cash provided by operations for the three months ended March 31, 2001, totaled $4,517,000. Adding positive cash flow was an increase in accounts payable of $2,639,000, primarily related to timing effects. Also increasing cash flow was a decrease in prepaid and other assets of $1,289,000 due to the collection of the outstanding receivable relating to the sale-leaseback transaction, which occurred at the end of 2000. In addition, accrued and other liabilities added $1,077,000 in positive cash flow, which was primarily due to increases in the accruals for interest charges on the long-term debt to International and employee benefit accruals, which will be paid in the future. Finally, depreciation and amortization provided $536,000 in positive cash flow. Decreasing the operating cash flow was an increase in accounts receivable of $977,000, which was primarily due to the increased volume in sales in the first quarter of 2001 compared to the volume in the fourth quarter of 2000. Also decreasing the operating cash flow was an increase in inventory of $223,000 due to the production ramp up for the new product launches.

     Investing activities negatively affected cash flow by $546,000 for the three months ended March 31, 2001. Capital expenditures totaled $573,000, which was primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from the sale of certain pieces of equipment for $20,000, and proceeds from maturities on the Company's mortgage-backed security investment of $7,000.

     Financing activities reduced cash flow by $80,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

     At March 31, 2001, Core Materials had cash on hand of $6,604,000 and an available line of credit of $7,500,000. As of March 31, 2001, Core Materials was in compliance of all three of its financial debt covenants for its line of credit, its letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Materials to meet these covenants for the remainder of 2001. However, if a material adverse change in the financial position of Core Materials should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

     Core Materials has the following three items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at March 31, 2001, of $6,700,000. Interest is variable and is computed weekly; the average interest rate charged for the three months ended March 31, 2001, was 3.6%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of March 31, 2001, of $19,920,000 that bears interest at a fixed annual rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity; and (4) Revolving line of credit which bears interest at LIBOR plus three and one-half percent or prime plus one-half percent as elected by Core Materials through March 31, 2001. Effective April 1, 2001 until maturity, the rate is LIBOR plus three and one-quarter percent or prime plus one-quarter percent.

     Assuming a hypothetical 20% change in short-term interest rates in both the three month periods ended March 31, 2001, and 2000, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No submission of matters to a vote of security holders occurred for the three months ended March 31, 2001.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibits:
         See Index to Exhibits

         REPORTS ON FORM 8-K:

         On March 8, 2001, Core Materials Corporation filed Form 8-K, which disclosed the fact that the Company had announced through a press release that it was downwardly adjusting its annual sales forecast for the year 2001. The press release detailing this information was filed as an exhibit along with the Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORE MATERIALS CORPORATION



Date: May 14, 2001          By: /s/ James L. Simonton
      ------------              -----------------------------
                                    James L. Simonton
                                    President, Chief Executive Officer and
                                    Director


Date: May 14, 2001          By: /s/ Kevin L. Barnett
      ------------              ------------------------------
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

3(a)(1)             Certificate of Incorporation of                              Incorporated by reference to
                    Core Materials Corporation                                   Exhibit 4(a) to Registration
                    As filed with the Secretary of                               Statement on Form S-8
                    State of Delaware on October 8, 1996                         (Registration No. 333-29203)

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