Form 10-Q
period 2001-06-30
CORE MATERIALS CORP
filed 2001-08-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------
                                       OR

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

                           Yes  [X]               NO  [ ]

         As of August 9, 2001, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS

                                                                                JUNE 30,                DECEMBER 31,
                                                                                  2001                      2000
                                                                           -----------------            --------------
                                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents                                                   $    7,642,321              $  2,712,412
Accounts receivable (less allowance for doubtful accounts:
    June 30, 2001 - $492,000; December 31, 2000 - $424,000)                     14,153,499                13,221,320
Inventories:
    Finished and work in process goods                                           2,312,533                 1,745,653
    Stores                                                                       1,649,331                 1,898,465
                                                                            --------------              ------------
        Total inventories                                                        3,961,864                 3,644,118

Deferred tax asset                                                               1,245,568                 1,245,568
Prepaid expenses and other current assets                                          700,085                 2,410,112
                                                                            --------------              ------------
        Total current assets                                                    27,703,337                23,233,530


Property, plant and equipment                                                   42,404,461                41,562,272
Accumulated depreciation                                                       (16,528,612)              (15,509,218)
                                                                            --------------             ------------
Property, plant and equipment - net                                             25,875,849                26,053,054

Deferred tax asset - net                                                        11,418,957                11,430,442
Mortgage-backed security investment                                              1,350,545                 1,610,741
Other assets                                                                       431,325                   457,294
                                                                            --------------              ------------
TOTAL                                                                       $   66,780,013              $ 62,785,061
                                                                            ==============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                           $      345,000              $    330,000
   Accounts payable                                                              8,236,636                 5,266,017

   Accrued liabilities:
     Compensation and related benefits                                           1,482,189                 1,636,257
     Interest                                                                      899,829                    77,644
     Taxes                                                                         846,399                   654,255
     Graduated lease payments                                                      774,633                   659,998
     Other accrued liabilities                                                   1,048,318                 1,068,205
                                                                            --------------              ------------
        Total current liabilities                                               13,633,004                 9,692,376

Long-term debt                                                                  26,195,150                26,370,150
Interest rate swap                                                                 190,920                         -
Deferred long-term gain                                                          2,235,494                 2,462,271
Postretirement benefits liability                                                4,833,693                 4,621,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                     97,787                    97,787
    Outstanding shares:  June 30, 2001 - 9,778,680,
       December 31, 2000 - 9,778,680
Paid-in capital                                                                 19,251,392                19,251,392
Accumulated other comprehensive income (loss), net of
   income tax effect                                                              (126,007)                        -

Retained earnings                                                                  468,580                   289,168
                                                                            --------------              ------------
    Total stockholders' equity                                                  19,691,752                19,638,347
                                                                            --------------              ------------
TOTAL                                                                       $   66,780,013              $ 62,785,061
                                                                            ==============              ============


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         ----------------------------------     ---------------------------------

                                                              2001               2000               2001               2000

                                                         ----------------    --------------     --------------    ---------------
NET SALES:
     International                                           $ 9,507,681       $13,897,237        $19,493,722        $31,333,207
     Yamaha                                                    3,487,594         4,999,875          9,118,382          9,646,274
     Lear                                                      2,727,743           -                3,054,418           -
     Other                                                     1,735,224         4,310,417          4,891,006          8,140,704
                                                         ----------------    --------------     --------------    ---------------
       Total Sales                                            17,458,242        23,207,529         36,557,528         49,120,185
                                                         ----------------    --------------     --------------    ---------------

Cost of Sales                                                 14,781,027        19,519,884         31,209,132         40,680,147
Postretirement benefits expense                                  267,814           280,525            521,686            564,430
                                                         ----------------    --------------     --------------    ---------------
       Total cost of sales                                    15,048,841        19,800,409         31,730,818         41,244,577
                                                         ----------------    --------------     --------------    ---------------

GROSS MARGIN                                                   2,409,401         3,407,120          4,826,710          7,875,608
                                                         ----------------    --------------     --------------    ---------------

Selling, general and administrative expense                    1,652,382         2,284,147          3,620,074          4,905,644
Postretirement benefits expense                                   58,789            57,457            118,339            111,534
                                                         ----------------    --------------     --------------    ---------------
       Total selling, general and administrative
         expense                                               1,711,171         2,341,604          3,738,413          5,017,178

INCOME BEFORE INTEREST AND TAXES                                 698,230         1,065,516          1,088,297          2,858,430

Interest income                                                  104,008            67,703            200,014            119,652
Interest expense                                                (502,313)         (421,912)          (982,146)          (863,696)
                                                         ----------------    --------------     --------------    ---------------

INCOME BEFORE INCOME TAXES                                       299,925           711,307            306,165          2,114,386

Income taxes:
     Current                                                      49,327           117,642             50,355            348,578
     Deferred                                                     74,841           178,494             76,398            528,574
                                                         ----------------    --------------     --------------    ---------------
       Total income taxes                                        124,168           296,136            126,753            877,152
                                                         ----------------    --------------     --------------    ---------------
NET INCOME                                                    $  175,757         $ 415,171          $ 179,412         $1,237,234
                                                         ================    ==============     ==============    ===============

NET INCOME PER COMMON SHARE:
     Basic                                                     $    0.02          $   0.04           $   0.02           $   0.13
                                                         ================    ==============     ==============    ===============
     Diluted                                                   $    0.02          $   0.04           $   0.02           $   0.13
                                                         ================    ==============     ==============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                   9,778,680           9,778,680          9,778,680          9,778,680
                                                         ================    ==============     ==============    ===============
     Diluted                                                 9,778,680           9,778,680          9,778,680          9,778,680
                                                         ================    ==============     ==============    ===============


See notes to financial statements

                           CORE MATERIALS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                      ACCUMULATED
                                          COMMON STOCK OUTSTANDING                                       OTHER             TOTAL
                                                                        PAID-IN       RETAINED      COMPREHENSIVE     STOCKHOLDERS'
                                           SHARES         AMOUNT        CAPITAL       EARNINGS      INCOME (LOSS)        EQUITY
                                        -------------   ------------ -------------- ------------- ------------------ ---------------
BALANCE AT JANUARY 1, 2001                 9,778,680       $ 97,787   $ 19,251,392      $289,168                        $19,638,347

To record the initial fair market                                                                      $  (104,762)        (104,762)
value of the interest rate swap, net
of deferred income tax benefit of
$53,968.

To record the hedge accounting effect                                                                      (21,245)         (21,245)
of the interest rate swap at June 30,
2001, net of deferred income tax
benefit of $10,945.

Net Income                                                                               179,412                            179,412
                                        -------------   ------------ -------------- ------------- ------------------ ---------------
BALANCE AT JUNE 30, 2001                   9,778,680        $97,787   $ 19,251,392      $468,580       $  (126,007)     $19,691,752
                                        =============   ============ ============== ============= ================== ===============


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                   2001                2000
                                                                              ----------------    ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                                  $  179,412         $1,237,234

       Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                             1,073,081          1,179,973

          Deferred income taxes                                                        76,398            528,574

          Loss on disposal of assets                                                   33,203             26,411

          Amortization of gain on sale/leaseback transactions                       (226,777)          (226,777)

          Change in operating assets and liabilities:

             Accounts receivable                                                    (932,179)          4,547,069

             Inventories                                                            (317,746)          1,391,115

             Prepaid and other assets                                               1,710,027          (475,993)

             Accounts payable                                                       2,970,618        (3,152,078)

             Accrued and other liabilities                                            955,009            993,526

             Postretirement benefits liability                                        211,776            216,473
                                                                              ----------------    ---------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                    5,732,822          6,265,527

       CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property, plant and equipment                                    (922,909)        (2,100,984)

       Proceeds from sale of property and equipment                                    19,800                  -

       Proceeds from maturities on mortgage-backed security investment                260,196            284,169
                                                                              ----------------    ---------------

       NET CASH USED IN INVESTING ACTIVITIES                                        (642,913)        (1,816,815)

       CASH FLOWS FROM FINANCING ACTIVITIES:

       Payment of principal on industrial revenue bond                              (160,000)          (150,000)
                                                                              ----------------    ---------------

       NET CASH USED IN FINANCING ACTIVITIES                                        (160,000)          (150,000)

       NET INCREASE IN CASH                                                         4,929,909          4,298,712
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,712,412          1,128,868
                                                                              ----------------    ---------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 7,642,321        $ 5,427,580
                                                                              ================    ===============
       Cash paid for:
          Interest (net of amounts capitalized)                                    $  116,580          $ 829,011
                                                                              ================    ===============
          Income taxes                                                              $  60,456         $ (84,666)
                                                                              ================    ===============


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at June 30, 2001, and the results of operations and cash flows. The "Notes to Financial Statements", which are contained in the 2000 Annual Report to shareholders, should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2001.

         Core Materials operates in the plastics market, specifically in the production of high quality compression Sheet Molding Composite ("SMC") fiberglass reinforced plastics. Core Materials produces and sells both SMC compound and molded products for varied markets including the automotive and trucking industries and recreational vehicles.


2. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and six months ended June 30, 2001 and 2000, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.


3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133)

         When Core Materials Corporation enters into variable rate obligations or purchases variable rate interest bearing assets, it considers the potential effect of interest rate fluctuations on such instruments. In order to minimize the effects of interest rate fluctuations on its operations, the Company may enter into interest rate management arrangements.

         In conjunction with its variable rate Industrial Revenue Bond, Core Materials entered into an interest rate swap agreement, which was designated as a cash flow hedging instrument, with a commercial bank in June 1998. Under this agreement, Core Materials pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term matches the payment schedule on the IRB with final maturity in April 2013. While Core Materials is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond.

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

4. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income (loss), net of tax, are as follows:

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                        June 30,
                                                             ------------------------        --------------------------
                                                               2001            2000            2001            2000
                                                             --------        --------        --------        ----------
Net income                                                   $175,757        $415,171        $ 179,412       $1,237,234

Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income               60,045              --         (126,007)              --
                                                             --------        --------        ---------       ----------
Comprehensive income (loss)                                  $235,802        $415,171        $  53,405       $1,237,234
                                                             ========        ========        =========       ==========

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on three major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

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

         At the time of the acquisition of Columbus Plastics, International and Core Materials entered into a Comprehensive Supply Agreement, which expires on December 31, 2001. Under the terms of the Comprehensive Supply Agreement, Core Materials became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process. At this time, there are no plans to renew this agreement. If the agreement expires without an extension, Core Materials will supply products to International on a purchase order basis, like it operates with all of its other customers. The purchase orders typically provide volume commitments for four weeks at prices previously negotiated. Customers can update their orders on a daily basis for changes in demand that allow them to run their inventories on a "just-in-time" basis.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    Net sales for the three months ended June 30, 2001, totaled $17,458,000 representing an approximate 25% decrease from the $23,208,000 reported for the three months ended June 30, 2000. Sales to International decreased to $9,508,000 from $13,897,000 for the three months ended June 30, 2000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha decreased for the three months ended June 30, 2001 to $3,488,000 compared with $5,000,000 for the three months ended June 30, 2000. The decrease in Yamaha sales is primarily the result of lower demand due to the seasonal nature of the personal watercraft industry and also due to the weaker general economic conditions, which has resulted in lower sales by Yamaha to end-users.

    Sales to other customers for the three months ended June 30, 2001, increased 4% to $4,463,000 from $4,310,000 for the three months ended June 30, 2000. The increase was primarily due to sales to Lear Corporation. The Company began selling product to Lear in the first quarter of 2001, and sales for the three months ended June 30, 2001, were $2,728,000. The Lear products consist of SMC components that Lear assembles into seat bottoms and backs for a new sports utility/pick-up truck recently introduced by an automotive original equipment manufacturer. The Company saw a discontinuance of its business relationship with Case/New Holland in the second quarter of 2001. Sales to Case/New Holland totaled $980,000 compared to $2,158,000 for the three months ended June 30, 2000. Also partially offsetting the gain in sales was the discontinuance of business in 2000 with Caradon Doors and Windows, Peachtree Division. For the three months ended June 30, 2000, sales to Caradon were $762,000. Sales levels were also down to Volvo Trucks North America and other various customers.

    Gross Margin was 13.8% of sales for the three months ended June 30, 2001, compared with 14.7% for the three months ended June 30, 2000. The decrease in gross margin as a percent of sales, from the prior year, is primarily due to fixed costs associated with excess capacity, production inefficiencies associated with reduced order flow, and new product start-ups, mostly affecting the Columbus plant. However, improved productivity and a better product mix resulted in gross margin improvement in the Gaffney plant compared to last year.

    Selling, general and administrative expenses ("SG&A") totaled $1,711,000 for the three months ended June 30, 2001, decreasing from $2,342,000 for the three months ended June 30, 2000. The decrease from 2000 was due to lower salary and benefit costs, primarily due to a reduction in personnel, and due to reductions in supplies, outside services, travel and other expenses resulting from cost containment activities and declining volumes.

     Interest expense totaled $502,000 for the three months ended June 30, 2001, increasing from $422,000 for the three months ended June 30, 2000. The increase in interest expense from 2000 is primarily due to interest expense being reduced in 2000 by a higher amount of capitalized interest associated with assets being constructed. Interest income totaled $104,000 for the three months ended June 30, 2001, increasing from $68,000 for the three months ended June 30, 2000 due to increased funds available for investment.

    Income taxes for the three months ended June 30, 2001, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the three months ended June 30, 2001, are estimated to be approximately $49,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended June 30, 2001, was $176,000 or $.02 per basic and diluted share, a decrease of $239,000 over the net income for the three months ended June 30, 2000, of $415,000 or $.04 per basic and diluted share. The Company has approximately $18 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of the Company's operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the three months ended June 30, 2001, would have been increased by $75,000, or $.01 per diluted share, to a total of $251,000, or $.03 per diluted share. The comparable 2000 net income would have been increased by $178,000, or $.02 per diluted share, to a total of $593,000, or $.06 per diluted share.

    SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    Net sales for the six months ended June 30, 2001, totaled $36,558,000 representing an approximate 26% decrease from the $49,120,000 reported for the six months ended June 30, 2000. Sales to International decreased to $19,494,000 from $31,333,000 for the six months ended June 30, 2000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha decreased slightly for the six months ended June 30, 2001 to $9,118,000 compared with $9,646,000 for the six months ended June 30, 2000. The decrease in Yamaha sales is primarily due to the general economic conditions and its impact on the personal watercraft industry as noted above.

    Sales to other customers for the six months ended June 30, 2001, decreased slightly to $7,945,000 from $8,141,000 for the six months ended June 30, 2000. The decrease in sales was primarily the result of the Company discontinuing its business relationships with Caradon Doors and Windows, Peachtree Division, and Case/New Holland as discussed above. Sales to Caradon totaled $1,245,000 for the six months ended June 30, 2000. Sales to Case/New Holland were $3,170,000 for the six months ended June 30, 2001, compared to $4,257,000 for the same period in 2000. Also contributing to the decrease were declines in sales to Volvo Trucks North America and other various customers. Partially offsetting these amounts was new business with Lear Corporation, which totaled $3,054,000 in sales for the six months ended June 30, 2001.

    Gross margin was 13.2% of sales for the six months ended June 30, 2001, compared with 16.0% for the six months ended June 30, 2000. The decline in gross margin percentage is primarily due to the reasons noted above. Additionally, the Company experienced higher energy costs resulting from an increase in natural gas prices.

    SG&A totaled $3,738,000 for the six months ended June 30, 2001, decreasing from $5,017,000 for the six months ended June 30, 2000. The decrease from the 2000 amount is primarily due to the reasons noted above for the three months.

    Income taxes for the six months ended June 30, 2001, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the six months ended June 30, 2001, are estimated to be approximately $50,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the six months ended June 30, 2001, was $179,000 or $.02 per basic and diluted share, a decrease of $1,058,000 compared to the net income for the six months ended June 30, 2000, of $1,237,000 or $.13 per basic and diluted share. The Company has approximately $18 million of operating tax loss carryforwards that are available to offset income taxes on future earnings. These tax loss carryforwards do not begin to expire until the year 2007. If the benefit of the Company's operating tax loss carryforwards were recorded as a reduction in income tax expense, which is reflective of the actual cash treatment, net income for the six months ended June 30, 2001, would have been increased by $76,000, or $.01 per diluted share, to a total of $255,000, or $.03 per diluted share. The comparable 2000 net income would have been increased by $529,000, or $.05 per diluted share, to a total of $1,766,000, or $.18 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the six months ended June 30, 2001, totaled $5,733,000. Net income contributed $179,000 with depreciation and amortization adding another $1,073,000. Adding positive operating cash flows was an increase in accounts payable of $2,971,000, primarily related to timing effects. Also increasing cash flows was a decrease in prepaid and other assets of $1,710,000 due to the collection of the outstanding receivable relating to the sale-leaseback transaction, which occurred at the end of 2000. In addition, accrued and other liabilities added $955,000 in positive cash flow, which was primarily due to an increase in the accrual for interest charges on the long-term debt to International. Decreasing the operating cash flow was an increase in accounts receivable of $932,000, which was primarily due to new business started with Lear Corporation. Also decreasing operating cash flows was an increase in inventory of $318,000 due to production for Lear Corporation reaching full volumes.

         Investing activities negatively affected cash flow by $643,000 for the six months ended June 30, 2001. Capital expenditures totaled $923,000 primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on Core Materials' mortgage-backed security investment of $260,000.

         Financing activities reduced cash flow by $160,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

         At June 30, 2001, Core Materials had cash on hand of $7,642,000 and an available line of credit of $7,500,000. As of June 30, 2001, Core Materials was in compliance with all three of its financial debt covenants for its line of credit, its letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Materials to remain in compliance for the remainder of 2001. However, if a material adverse change in the financial position of the Company should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," to establish accounting and reporting requirements for business combinations. Previously, the purchase method or the pooling method of accounting for business combinations was acceptable depending on certain criteria being met or not. This new standard requires the use of the purchase method of accounting for all business combinations. This statement is effective for the Company beginning June 20, 2001. The Company is currently assessing the impact of SFAS No. 141, and the Company does not anticipate this statement to have a material effect on its results of operations and its financial position.

         Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill, as well as other intangibles determined to have an infinite life, will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the fiscal year beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 142, and the Company does not anticipate this statement to have a material effect on its results of operations and its financial position.

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

         Core Materials has the following four items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at June 30, 2001, of $6,620,000. Interest is variable and is computed weekly; the average interest rate charged for the six months ended June 30, 2001, was 3.63%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of June 30, 2001, of $19,920,000 at a fixed interest rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity; and (4) Revolving line of credit, which bears interest at LIBOR plus three and one-quarter percent or prime plus one-quarter percent as elected by Core Materials.

         Assuming a hypothetical 20% change in short-term interest rates in both the six month period ended June 30, 2001 and 2000, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  None


    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  At the annual meeting of the shareholders of Core Materials Corporation held May 15, 2001, the following issues were voted upon with the indicated results:

                  A. ELECTION OF DIRECTORS:     SHARES VOTED FOR            SHARES VOTED AGAINST
                     Thomas R. Cellitti              5,829,262                  107,017
                     James F. Crowley                5,829,262                  107,017
                     Ralph O. Hellmold               5,829,262                  107,017
                     Thomas M. Hough                 5,829,262                  107,017
                     Malcolm M. Prine                5,829,262                  107,017
                     James L. Simonton               5,913,462                   22,817

                     The above elected directors constitute the full acting Board of Directors for Core Materials Corporation; all terms expire at the 2002 annual meeting of stockholders of the Company.


                  B. RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR
                     THE YEAR ENDING DECEMBER 31, 2001:

                     SHARES VOTED FOR       SHARES AGAINST     SHARES ABSTAINING
                         5,920,652               9,014               6,613

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



                                            CORE MATERIALS CORPORATION



Date:    AUGUST 14, 2001            By:  /s/ James L. Simonton
                                         ----------------------------
                                             James L. Simonton
                                             President, Chief Executive Officer
                                             and Director


Date:    AUGUST 14, 2001            By:  /s/ Kevin L. Barnett
                                         ----------------------------
                                           Kevin L. Barnett
                                           Vice President, Treasurer, Secretary,
                                           and Chief Financial Officer

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