Form 10-Q
period 2001-09-30
CORE MATERIALS CORP
filed 2001-11-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended       September 30, 2001
                                                   --------------------------
                                       OR

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

                           Yes  [X]               NO  [ ]

         As of November 13, 2001, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                           CORE MATERIALS CORPORATION
                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                       2001             2000
                                                                    ------------     ------------
                                                                             (UNAUDITED)
ASSETS

Cash and cash equivalents                                           $  5,041,166     $  2,712,412
Accounts receivable (less allowance for doubtful accounts:
    September 30, 2001 - $669,000; December 31, 2000 - $424,000)      14,374,961       13,221,320
Inventories:
    Finished and work in process goods                                 1,668,574        1,745,653
    Stores                                                             1,777,591        1,898,465
                                                                    ------------     ------------
        Total inventories                                              3,446,165        3,644,118

Deferred tax asset                                                     1,245,568        1,245,568
Prepaid expenses and other current assets                                932,258        2,410,112
                                                                    ------------     ------------
        Total current assets                                          25,040,118       23,233,530

Property, plant and equipment                                         42,579,811       41,562,272
Accumulated depreciation                                             (17,051,917)     (15,509,218)
                                                                    ------------     ------------
Property, plant and equipment - net                                   25,527,894       26,053,054

Deferred tax asset - net                                              11,859,323       11,430,442
Mortgage-backed security investment                                    1,053,795        1,610,741
Other assets                                                             418,341          457,294
                                                                    ------------     ------------

TOTAL                                                               $ 63,899,471     $ 62,785,061
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                   $    350,000     $    330,000
   Accounts payable                                                    6,546,299        5,266,017
   Accrued liabilities:
     Compensation and related benefits                                 1,562,015        1,636,257
     Interest                                                            491,346           77,644
     Taxes                                                               544,438          654,255
     Graduated lease payments                                            831,950          659,998
     Other accrued liabilities                                         1,058,369        1,068,205
                                                                    ------------     ------------
        Total current liabilities                                     11,384,417        9,692,376

Long-term debt                                                        26,105,150       26,370,150
Interest rate swap                                                       501,971                -
Deferred long-term gain                                                2,122,105        2,462,271
Postretirement benefits liability                                      5,085,154        4,621,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;           97,787           97,787
    Outstanding shares:  September 30, 2001 and
       December 31, 2000 - 9,778,680
Paid-in capital                                                       19,251,392       19,251,392
Accumulated other comprehensive income (loss), net of
   income tax effect                                                    (331,301)               -
Retained earnings (accumulated deficit)                                 (317,204)         289,168
                                                                    ------------     ------------
    Total stockholders' equity                                        18,700,674       19,638,347
                                                                    ------------     ------------

TOTAL                                                               $ 63,899,471     $ 62,785,061
                                                                    ============     ============

See notes to financial statements.

                           CORE MATERIALS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -----------------------------     ------------------------------

                                                                 2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------
NET SALES:
     International                                          $  7,577,563     $ 11,282,212     $ 27,071,285     $ 42,615,419
     Yamaha                                                    1,656,983        3,915,323       10,775,365       13,561,597
     Lear                                                      4,507,380                -        7,561,798                -
     Other                                                       740,694        3,087,386        5,631,699       11,228,090
                                                            ------------     ------------     ------------     ------------
       Total Sales                                            14,482,620       18,284,921       51,040,147       67,405,106
                                                            ------------     ------------     ------------     ------------

Cost of Sales                                                 13,271,717       15,427,790       44,480,846       56,107,937
Postretirement benefits expense                                  241,640          292,574          763,326          857,004
                                                            ------------     ------------     ------------     ------------
       Total cost of sales                                    13,513,357       15,720,364       45,244,172       56,964,941
                                                            ------------     ------------     ------------     ------------

GROSS MARGIN                                                     969,263        2,564,557        5,795,975       10,440,165
                                                            ------------     ------------     ------------     ------------

Selling, general and administrative expense                    1,804,808        2,239,331        5,424,882        7,144,975
Postretirement benefits expense                                   64,233           43,718          182,572          155,252
                                                            ------------     ------------     ------------     ------------
       Total selling, general and administrative expense       1,869,041        2,283,049        5,607,454        7,300,227

INCOME/(LOSS) BEFORE INTEREST AND TAXES                         (899,778)         281,508          188,521        3,139,938

Interest income                                                   63,600           99,187          263,614          218,839
Interest expense                                                (504,755)        (520,703)      (1,486,901)      (1,384,399)
                                                            ------------     ------------     ------------     ------------

INCOME/(LOSS) BEFORE INCOME TAXES                             (1,340,933)        (140,008)      (1,034,766)       1,974,378

Income taxes (benefits):
     Current                                                    (220,537)         (23,026)        (170,182)         325,552
     Deferred                                                   (334,610)         (34,936)        (258,212)         493,638
                                                            ------------     ------------     ------------     ------------
       Total income taxes (benefits)                            (555,147)         (57,962)        (428,394)         819,190
                                                            ------------     ------------     ------------     ------------

NET INCOME/(LOSS)                                           $   (785,786)    $    (82,046)    $   (606,372)    $  1,155,188
                                                            ============     ============     ============     ============

NET INCOME/(LOSS) PER COMMON SHARE:
     Basic                                                  $      (0.08)    $      (0.01)    $      (0.06)    $       0.12
                                                            ============     ============     ============     ============
     Diluted                                                $      (0.08)    $      (0.01)    $      (0.06)    $       0.12
                                                            ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                     9,778,680        9,778,680        9,778,680        9,778,680
                                                            ============     ============     ============     ============
     Diluted                                                   9,778,680        9,778,680        9,778,680        9,778,680
                                                            ============     ============     ============     ============


See notes to financial statements

                                            CORE MATERIALS CORPORATION
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)


                                                                                       RETAINED       ACCUMULATED
                                         COMMON STOCK OUTSTANDING                      EARNINGS          OTHER             TOTAL
                                                                        PAID-IN     (ACCUMULATED     COMPREHENSIVE     STOCKHOLDERS'
                                          SHARES          AMOUNT        CAPITAL        DEFICIT)      INCOME (LOSS)        EQUITY
                                         ------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2001                9,778,680        $ 97,787   $ 19,251,392      $289,168     $         -     $ 19,638,347

To record the initial fair market                                                                       (104,762)        (104,762)
value of the interest rate swap, net
of deferred income tax benefit of
$53,968.

To record the hedge accounting effect                                                                   (226,539)        (226,539)
of the interest rate swap at September
30, 2001, net of deferred income tax
benefit of $170,670.

Net Income/(loss)                                                                      (606,372)                         (606,372)



                                         ------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001             9,778,680         $97,787   $ 19,251,392    $(317,204)     $  (331,301)     $ 18,700,674
                                         ==========================================================================================


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                            2001            2000
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                                                        $  (606,372)    $ 1,155,188

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                                           1,609,369       1,774,775

   Deferred income taxes (benefit)                                          (258,211)        493,638

   Loss/(gain) on disposal of assets                                          33,203         (14,588)

   Amortization of gain on sale/leaseback transactions                      (340,166)       (340,166)

   Change in operating assets and liabilities:

      Accounts receivable                                                 (1,153,641)      4,418,373

      Inventories                                                            197,953       2,013,190

      Prepaid and other assets                                             1,477,854        (410,306)

      Accounts payable                                                     1,280,281      (4,687,133)

      Accrued and other liabilities                                          391,759       1,048,156

      Postretirement benefits liability                                      463,237         461,120
                                                                         -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  3,095,266       5,912,247

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                 (1,098,258)     (2,730,272)

Proceeds from sale of property and equipment                                  19,800               -

Proceeds from maturities on mortgage-backed security investment              556,946         290,795
                                                                         -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                       (521,512)     (2,439,477)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of principal on industrial revenue bond                             (245,000)       (225,000)
                                                                         -----------     -----------

NET CASH USED IN FINANCING ACTIVITIES                                       (245,000)       (225,000)

NET INCREASE IN CASH                                                       2,328,754       3,247,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,712,412       1,128,868
                                                                         -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 5,041,166     $ 4,376,638
                                                                         ===========     ===========
Cash paid for:
   Interest (net of amounts capitalized)                                 $ 1,007,080     $ 1,727,285
                                                                         ===========     ===========
   Income taxes (refund)                                                 $    72,456     $   (84,666)
                                                                         ===========     ===========


See notes to financial statements.

                           CORE MATERIALS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation ("Core Materials") at September 30, 2001, and the results of operations and cash flows. The "Notes to Financial Statements", which are contained in the 2000 Annual Report to shareholders, should be read in conjunction with these Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2001.

         Core Materials operates in the plastics market, specifically in the production of high quality compression Sheet Molding Composite ("SMC") fiberglass reinforced plastics. Core Materials produces and sells both SMC compound and molded products for varied markets including medium and heavy duty trucks, automotive, recreational vehicles and other commercial products.


2. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and nine months ended September 30, 2001 and 2000, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.


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

4. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income (loss), net of tax, are as follows:


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                            JUNE 30,
                                                         ----------------------------------     ---------------------------------

                                                              2001               2000               2001               2000

                                                         ----------------    --------------     --------------    ---------------

Net income/(loss)                                            $ (785,786)        $ (82,046)        $ (606,372)         $1,155,188

Cumulative effect of change in accounting principle                   -                 -           (104,762)                  -
   (SFAS No. 133) on other comprehensive income

Hedge accounting effect of interest rate swap                  (205,294)                -           (226,539)                  -
                                                         ----------------    --------------     --------------    ---------------
 Comprehensive income (loss)                                 $ (991,080)        $ (82,046)        $ (937,673)         $1,155,188
                                                         ================    ==============     ==============    ===============



5. ACQUISITION OF AIRSHIELD CORPORATION

         On October 16, 2001, Core Composites Corporation, a wholly owned subsidiary of Core Materials Corporation, purchased substantially all of the assets, consisting primarily of inventory, accounts receivable and manufacturing equipment, of Airshield Corporation, a privately held manufacturer of fiberglass reinforced plastic parts for the truck and automotive-aftermarket industries. Airshield is based in Brownsville, Texas, with manufacturing operations in Matamoros, Mexico. Airshield had been operating under Chapter 11 bankruptcy protection since March 2001. Core Materials Corporation plans to continue the operations of Airshield Corporation from Airshield's former manufacturing facility in Matamoros, Mexico.

         The purchase price for the acquisition of substantially all of the assets of Airshield Corporation was $1,794,000. In addition, Core Materials or its subsidiaries will assume certain liabilities related to the transfer of employees from Airshield's Mexican subsidiary to Core Materials' new Mexican subsidiary. These liabilities along with transaction costs and certain contingencies are expected to total an additional $1,900,000. The acquisition is expected to be financed from the cash reserves of Core Materials Corporation

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and consumer products industries, the general economy, competitive factors, the dependence on three major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start-up of operations in Mexico, and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales for the three months ended September 30, 2001, totaled $14,483,000 representing an approximate 21% decrease from the $18,285,000 reported for the three months ended September 30, 2000. Sales to International decreased to $7,578,000 from $11,282,000 for the three months ended September 30, 2000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha decreased for the three months ended September 30, 2001 to $1,657,000 compared with $3,915,000 for the three months ended September 30, 2000. The decrease in Yamaha sales is primarily the result of lower demand due to the seasonal nature of the personal watercraft industry and also due to the weaker general economic conditions, which has resulted in lower sales by Yamaha to end-users. Sales to Lear Corporation for the three months ended September 30, 2001, totaled $4,507,000. The Lear products consist of SMC components that Lear assembles into seat bottoms and backs for a new sports utility/pick-up truck recently introduced by an automotive original equipment manufacturer. The Company began selling these products to Lear in the first quarter of 2001.

    Sales to other customers for the three months ended September 30, 2001, decreased 76% to $741,000 from $3,087,000 for the three months ended September 30, 2000. The decrease was primarily due to the Company's discontinuance of its business relationship with Case/New Holland in the second quarter of 2001. Sales to Case/New Holland totaled $18,000 compared to $2,120,000 for the three months ended September 30, 2000. Sales levels were also down to Volvo Trucks North America and other various customers.

    Gross Margin was 6.7% of sales for the three months ended September 30, 2001, compared with 14.0% for the three months ended September 30, 2000. The decrease in gross margin as a percent of sales, from the prior year, is primarily due to fixed costs associated with excess capacity, production inefficiencies associated with reduced order flow, and new product start-ups, mostly affecting the Columbus plant. However, improved productivity and a better product mix resulted in gross margin improvement in the Gaffney plant compared to last year.

    Selling, general and administrative expenses ("SG&A") totaled $1,869,000 for the three months ended September 30, 2001, decreasing from $2,283,000 for the three months ended September 30, 2000. The decrease from 2000 was due to lower salary costs, primarily due to a reduction in personnel, and due to reductions in supplies, outside services, travel and other expenses resulting from cost containment activities and declining volumes.

     Interest expense totaled $505,000 for the three months ended September 30, 2001, decreasing from $521,000 for the three months ended September 30, 2000. The decrease in interest expense from 2000 is primarily due to principal paydowns on the Company's Industrial Revenue Bond. Interest income totaled $64,000 for the three months ended September 30, 2001, decreasing from $99,000 for the three months ended September 30, 2000 due to lower interest rates for invested funds.

    Income taxes/(benefit) for the three months ended September 30, 2001, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments/(benefits) related to income earned for the three months ended September 30, 2001, are estimated to be approximately ($221,000), which reflects federal alternative minimum, state and local taxes.

    Net income/(loss) for the three months ended September 30, 2001, was ($786,000), or ($.08) per basic and diluted share, a decrease of $704,000 over the net loss for the three months ended September 30, 2000, of ($82,000), or ($.01) per basic and diluted share.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2000

    Net sales for the nine months ended September 30, 2001, totaled $51,040,000 representing an approximate 24% decrease from the $67,405,000 reported for the nine months ended September 30, 2000. Sales to International decreased to $27,071,000 from $42,615,000 for the nine months ended September 30, 2000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders. Sales to Yamaha decreased for the nine months ended September 30, 2001 to $10,775,000 compared with $13,562,000 for the nine months ended September 30, 2000. The decrease in Yamaha sales is primarily due to the general economic conditions and its impact on the personal watercraft industry as noted above. Sales to Lear Corporation for the nine months ended September 30, 2001, totaled $7,562,000.

    Sales to other customers for the nine months ended September 30, 2001, decreased to $5,632,000 from $11,228,000 for the nine months ended September 30, 2000. The decrease in sales was primarily the result of the discontinuance of the business relationship with Case/New Holland in the second quarter of 2001. Sales to Case/New Holland totaled $3,188,000 compared to $6,376,000 for the nine months ended September 30, 2000. Also adding to the decrease was the discontinuance of the Company's business relationship with Caradon Doors and Windows, Peachtree Division, in 2000. Sales to Peachtree totaled $1,258,000 for the nine months ended September 30, 2000. Sales levels were also down to Volvo Trucks North America and other various customers.

    Gross margin was 11.4% of sales for the nine months ended September 30, 2001, compared with 15.5% for the nine months ended September 30, 2000. The decline in gross margin percentage is primarily due to the reasons noted above for the three months.

    SG&A totaled $5,607,000 for the nine months ended September 30, 2001, decreasing from $7,300,000 for the nine months ended September 30, 2000. The decrease from the 2000 amount is primarily due to the reasons noted above for the three months.

     Interest expense totaled $1,487,000 for the nine months ended September 30, 2001, increasing from $1,384,000 for the nine months ended September 30, 2000, primarily due to having less capitalized interest in 2001. Interest income totaled $264,000 for the nine months ended September 30, 2001, increasing from $219,000 for the nine months ended September 30, 2000, due to increased funds available for investment.

    Income taxes/(benefit) for the nine months ended September 30, 2001, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments/(benefits) related to income earned for the nine months ended September 30, 2001, are estimated to be approximately ($170,000), which reflects federal alternative minimum, state and local taxes.

    Net income/(loss) for the nine months ended September 30, 2001, was ($606,000), or ($.06) per basic and diluted share, a decrease of $1,761,000 compared to the net income for the nine months ended September 30, 2000, of $1,155,000, or $.12 per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials primary cash requirements are for operating expenses and capital expenditures; however, in October 2001, the Company acquired substantially all of the assets of Airshield Corporation for $1,794,000 using funds from the Company's cash reserve. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the nine months ended September 30, 2001, totaled $3,095,000. Net loss reduced operating cash flows by $606,000. Depreciation and amortization increased cash flow by $1,609,000. Also adding positive operating cash flows was an increase in accounts payable of $1,280,000, primarily related to timing effects. Providing an additional increase to cash flows was a decrease in prepaid and other assets of $1,478,000 due to the collection of the outstanding receivable relating to the sale-leaseback transaction, which occurred at the end of 2000. In addition, accrued and other liabilities added $392,000 in positive cash flow, which was primarily due to an increase in the accrual for interest charges on the long-term debt to International. Decreasing the operating cash flow was an increase in accounts receivable of $1,154,000, which was primarily due to new business started with Lear Corporation.

         Investing activities negatively affected cash flow by $522,000 for the nine months ended September 30, 2001. Capital expenditures totaled $1,098,000 primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on Core Materials' mortgage-backed security investment of $557,000.

         Financing activities reduced cash flow by $245,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

         At September 30, 2001, Core Materials had cash on hand of $5,041,000 and an available line of credit of $7,500,000. As of September 30, 2001, Core Materials was in violation of all three of its financial debt covenants for its line of credit, its letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. On November 7, 2001, Core Materials received a written commitment from the bank to waive these covenants for the quarter ended September 30, 2001. The Company has also projected itself to be in violation of these covenants for the quarter ended December 31, 2001, and has provided this information to the bank. The bank has agreed to waive the covenants for this time period as long as the Company operates in compliance with these financial projections. However, if performance should fall below these projections or if a material adverse change in the financial position of the Company should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001.

         On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The Board decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.


         The Company is currently assessing the impact of SFAS No. 141, 142, 143 and 144. At this time, the Company has yet to determine the effect of these pronouncements on its results of operations and its financial position.

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

         Core Materials has the following four items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at September 30, 2001, of $6,535,000. Interest is variable and is computed weekly; the average interest rate charged for the nine months ended September 30, 2001, was 3.30%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement related to the IRB under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of September 30, 2001, of $19,920,000 at a fixed interest rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity; and (4) Revolving line of credit, which bears interest at LIBOR plus three and one-quarter percent or prime plus one-quarter percent as elected by Core Materials.

         Assuming a hypothetical 20% change in short-term interest rates in both the nine month period ended September 30, 2001 and 2000, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

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



                                         CORE MATERIALS CORPORATION



Date:    November 14, 2001       By:      /s/ James L. Simonton
         -----------------            ----------------------------------------
                                      James L. Simonton
                                      President, Chief Executive Officer and
                                          Director


Date:    November 14, 2001       By:    /s/ Kevin L. Barnett
         -----------------            ----------------------------------------
                                      Kevin L. Barnett
                                      Vice President, Treasurer, Secretary, and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  -----------                -----------                                        --------

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