Form 10-K405
period 2001-12-31
CORE MATERIALS CORP
filed 2002-04-01
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended__________________December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to _____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 20, 2002, 9,778,680 shares of Core Materials Corporation common stock were outstanding, and the aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,223,350.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant's 2002 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in PART III of this Form 10-K.

                                     PART I

ITEM 1. DEVELOPMENT OF BUSINESS OF CORE MATERIALS.

      In October 1996, RYMAC Mortgage Investment Corporation ("RYMAC") incorporated Core Materials Corporation ("Core Materials" or the "Company") as a wholly owned subsidiary under the laws of the State of Delaware.

      In September 1996, RYMAC entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Navistar International Transportation Corp. (now known as International Truck and Engine Corporation, "International"), a manufacturer of school buses, medium and heavy-duty trucks and mid-range diesel engines. The Asset Purchase Agreement provided for the acquisition of International's Columbus Plastics operating unit. Columbus Plastics produced fiberglass plastic parts for International's medium and heavy-duty trucks, and for other third party customers, primarily Yamaha Motor Manufacturing Corporation ("Yamaha").

      The Asset Purchase Agreement conditioned International's obligation to sell Columbus Plastics on the reincorporation of RYMAC in the State of Delaware. In order to effect the reincorporation, RYMAC incorporated Core Materials as a wholly owned subsidiary, under the laws of the State of Delaware. RYMAC subsequently merged with and into Core Materials on December 31, 1996. Core Materials was the surviving corporation in the merger with each outstanding share of RYMAC common stock being converted into the right to receive one share of Core Materials' common stock.

      Immediately following the merger on December 31, 1996, Core Materials acquired substantially all of the assets and liabilities of Columbus Plastics, pursuant to the terms of the Asset Purchase Agreement. As consideration, International received a secured note (the "Secured Note") in an original principal amount of $25,504,000 subject to adjustment. International also received 4,264,000 shares of newly issued common stock of Core Materials.1 Following the acquisition, Core Materials assumed operation of the business previously conducted by Columbus Plastics.

      Based upon the terms of the acquisition, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby Columbus Plastics is deemed to have acquired Core Materials. Core Materials, however, is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. Consistent with reverse acquisition accounting treatment, Core Materials carried forward the historical basis of the acquired assets and assumed liabilities of Columbus Plastics and has revalued the basis of Core Materials' net assets to fair value at December 31, 1996.

      In October 2001, Core Materials incorporated Core Composites Corporation as a wholly owned subsidiary under the laws of the State of Delaware. This entity was established for the purpose of holding and establishing operations for Airshield Corporation's assets, which Core Materials acquired on October 16, 2001. Airshield Corporation was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the truck and automotive aftermarket industries. Core Materials purchased substantially all the assets of Airshield Corporation through the United States Bankruptcy Court as Airshield Corporation had been operating under Chapter 11 bankruptcy protection since March 2001.

      In conjunction with establishment of operations for the assets acquired from Airshield Corporation, Core Materials also incorporated two corporations in Mexico. In October 2001, Core Materials (5% owner) and Core Composites Corporation (95% owner) incorporated Composites Services de Mexico, S. de R.L. de C.V. ("Composites Services") and Corecomposites de Mexico, S. de R.L. de C.V. ("Corecomposites") in Matamoros, Mexico. Composites Services was established to be the employer of all

--------
(1) The principal amount of the Secured Note and the number of shares of common stock received by International were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In 1997, as a result of a review of the closing balance sheet and all purchase price adjustments, the Secured Note amount was reduced by $1,629,000 to reflect an amendment to the closing balance sheet as of the acquisition date. In addition, International was to receive consideration in the form of an increase in the principal amount of the Secured Note if Core Materials achieved earnings results above specified levels during the period 1997 through 1999. This consideration was to be accounted for by an increase in the amount of the Secured Note, and a reduction in the amount of Core Materials' retained earnings. Based on Core Materials' earnings for the years ended December 31, 1998 and 1997, the Secured Note was increased by $4,098,000 and $2,937,000, respectively. Core Materials' earnings for the year ended 1999 did not result in any further increase in the Secured Note.

Mexican national employees for Core Materials' operations in Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all product produced is exported back to Core Composites Corporation who sells such product to United States based external customers.

                    DESCRIPTION OF BUSINESS OF CORE MATERIALS

      Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial and industrial product industries, the general economy, competitive factors, the dependence on four major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

      Core Materials Corporation and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound (SMC) in a closed mold process. As a result of the acquisition discussed above, in 2001 Core Materials established operations in a Matamoros, Mexico facility, which produces reinforced plastic products by spray-up and hand-lay-up open mold processes and a vacuum assisted resin infused (VRIM) closed mold process.

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

      The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. Core Materials' four major customers are International, Yamaha, Lear Corporation ("Lear") and Freightliner, LLC ("Freightliner"), which are supplied proprietary reinforced plastic products for medium and heavy-duty trucks, personal watercraft and automobiles. Core Materials also supplies reinforced plastic products to other truck manufacturers, to automotive manufacturers and to manufacturers of commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; and (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications. Core Materials' efforts are currently directed towards all three areas.

MAJOR COMPETITORS

      Core Materials believes that it is one of the five largest compounders and molders of reinforced plastics using the SMC, spray up, hand lay up and VRIM processes in the United States. Core Materials faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Budd Plastics Division, Venture Industries, Applied Composites, Molded Fiber Glass Companies, Goldshield, Camoplast and Renee Composites. Core Materials believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of Core Materials' competitors have greater financial resources, research and development facilities, design engineering and manufacturing and marketing capabilities.

MAJOR CUSTOMERS

      Core Materials currently has four major customers, International, Yamaha, Lear and Freightliner. The loss of a significant portion of sales to International, Yamaha, Lear or Freightliner would have a material adverse effect on the business of Core Materials.

      RELATIONSHIP WITH INTERNATIONAL

      As a result of its acquisition of Columbus Plastics from International, Core Materials assumed the long-standing relationship between Columbus Plastics and International's truck manufacturing operations. As a condition to the acquisition, International and Core Materials entered into a five year Comprehensive Supply Agreement, pursuant to which Core Materials became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process, effective through December 31, 2001. This Comprehensive Supply Agreement has not been renewed, and business with International continues on a purchase order basis, like it operates with all of its other customers. The purchase orders typically provide volume commitments for four weeks at prices previously negotiated. Customers can update their orders on a daily basis for changes in demand that allow them to run their inventories on a "just-in-time" basis.

      International manufactures and markets medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. International delivered 82,400 class 5 through 8 trucks, including school buses, in the United States, Mexico and Canada during its fiscal 2001, representing a 30% decrease from the 118,200 units delivered in 2000 and a 31% decrease from the 119,300 units delivered in 1999. International's combined share of the class 5 through 8 truck market was 26.3% in 2001, 26.9% in 2000, and 25.6% in 1999.

      Core Materials makes products for International's Chatham (Canada) assembly plant, its Springfield, Ohio assembly and body plants, its Garland, Texas assembly facility, its bus facilities in Conway, Arkansas and Tulsa, Oklahoma and its Escobedo, Mexico assembly facility. Core Materials works closely on new product development with International's engineering and research personnel at International's Fort Wayne, Indiana Technical Center. Some of the products sold to International include hoods, air deflectors, air fairings, fenders, splash panels, engine covers and other components.

      The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 53%, 61% and 68% of total sales for 2001, 2000 and 1999, respectively.

      RELATIONSHIP WITH YAMAHA

      Core Materials also assumed from International the long-standing supply relationship between Columbus Plastics and Yamaha. Core Materials has supplied a significant amount of the SMC products for Yamaha's personal watercraft since 1990.

      Products produced for Yamaha include decks, hulls, hull liners, engine hatches, bulkheads, reinforcements and SMC compound. Core Materials has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

      Sales to Yamaha amounted to approximately 19%, 22% and 18% of total sales for 2001, 2000 and 1999, respectively.

      RELATIONSHIP WITH LEAR

      Core Materials began a supply relationship with Lear in mid-2000, with sales to Lear beginning in January 2001. Core Materials supplies seat backs and seat bottoms to Lear, who produces full seat assemblies for an automotive original equipment manufacturer.

      Sales to Lear amounted to approximately 15% of total sales for 2001.

      RELATIONSHIP WITH FREIGHTLINER

      As a result of the acquisition of the assets of Airshield Corporation as discussed above, Core Materials began a supply relationship with Freightliner. Core Materials produces hoods, air deflectors, air fairings, splash panels and other components for Freightliner who uses such products on its heavy and medium duty trucks.

      Sales to Freightliner amounted to approximately 2% of total sales in 2001. However, in 2002 sales are expected to be approximately 11% of total sales due to the inclusion of these sales for a full year.

OTHER CUSTOMERS

      Core Materials also produces products for other truck manufacturers, the automotive after-market industries and various other customers. In 2001, sales to these customers individually were all less than 10% of total sales.

EXPORT SALES

      Core Materials provides products to International's manufacturing and service locations in Canada and Mexico. Export sales, including sales to Canada, were approximately $8,472,000, $14,428,000 and $19,934,000 for the years ended 2001, 2000 and 1999, respectively. These export sales dollars represent approximately 12%, 17% and 22% of total sales for 2001, 2000 and 1999, respectively.

FOREIGN OPERATIONS

      As a result of the acquisition and the establishment of operations in Mexico, Core Materials began importing products into the United States as substantially all product produced in Core Materials' Mexican facility are sold to customers in the United States. In 2001, the sales of products imported were approximately 5% of total sales. This percentage is expected to grow to approximately 20% of total sales in 2002 due to the full year effect of the operations.

      Core Materials owns long-lived assets totaling $164,000 that are located at the Mexican operations.

PRODUCTS

      SMC COMPOUND

      SMC compound is a combination of resins, fiberglass, catalysts and fillers compounded and cured in sheet form. The sheet is then used to manufacture compression-molded products, as discussed below and on a limited basis sold to other molders.

      Core Materials incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

      -     Control information during various production processes; and

      -     Data for statistical batch controls.

      Core Materials has the capacity to manufacture approximately 53 million pounds of SMC sheet material annually. The capacity increased in 1999 as a result of mix system upgrades and minor process improvements. The following table shows production of SMC for 2001, 2000 and 1999.

                                                                  SMC Pounds
                                                                   Produced
               Year                                               (Millions)
               ----                                               ----------
               2001 .........................................         25
               2000 .........................................         36
               1999 .........................................         42

      CLOSED MOLDED PRODUCTS

      Core Materials produces reinforced plastic products using both compression molding and vaccum resin infusion molding process methods of closed molding.

      COMPRESSION MOLDING:

      Compression molding is a process whereby SMC is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for higher volume products, which is necessary to justify the customers' investment in molds.

      Core Materials currently owns or leases 17 compression-molding presses in its Columbus, Ohio plant ranging in size from 500 to 4,500 tons. Core Materials also owns or leases 11 presses in its Gaffney, South Carolina plant ranging in size from 1,000 to 3,000 tons.

      Large platen, high tonnage presses (greater than 2,000 tons) provide the ability to compression mold very large SMC parts. Core Materials believes that it possesses a significant portion of the large platen, high tonnage molding capacity in the industry.

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

      VACUUM RESIN INFUSION MOLDING (VRIM):

      This process employs two molds, typically a male and female, similar to matched die molding. The composite is produced by placing glass mat, chopped strand or continuous strand fiberglass in the mold cavity in the desired pattern. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure, and then it is removed from the mold and trimmed to shape.

      Core Materials currently utilizes approximately 100,000 square feet for this process at the Matamoros, Mexico facility. Fiberglass reinforced products produced from the VRIM process exhibit a high quality surface on both sides of the part and excellent part thickness.

      OPEN MOLDED PRODUCTS

      Core Materials produces reinforced plastic products using both the spray up and hand lay up methods of open molding.

      HAND LAYUP:

      This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and removed from the mold. After removal, the part typically undergoes trimming to achieve the net shape desired. Parts that would be cosmetic in their end use would have a gel coat applied to the mold surface prior to the layup to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or non-smooth, interior surface.

      Core Materials utilizes approximately 25,000 square feet for this process at the Matamoros, Mexico facility. These fiberglass-reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.

      SPRAY LAYUP:

      This process utilizes the same type of shell mold, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass yarns and resin feed the chopper/spray gun. The resin coated, chopped glass, which is approximately one inch in length, is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold and is then trimmed to the desired shape. Parts that would be used for cosmetic purposes in their end use would typically have a gel coat applied to the mold surface prior to the resin coated glass being sprayed into the mold to impove the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or non-smooth, interior surface.

      Core Materials currently operates ten separate spray-up cells in the Matamoros, Mexico facility that are capable of producing fiberglass-reinforced products with and without gelcoat surfaces. Part sizes weigh from a few pounds to well over a hundred pounds with surface quality tailored for the end use application.

      ASSEMBLY, MACHINING AND PAINT PRODUCTS

      Many of the products molded by Core Materials are assembled, machined and/or prime painted to result in a completed product used by Core Materials' end-customers.

      Core Materials has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly and machining work to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. Core Materials has a prime paint operation in its Columbus, Ohio facility, which uses an overhead conveyor to transfer product through two paint booths and bake ovens, that is used for higher volume applications. The Company also utilizes spot paint booths and batch ovens in its facilities when warranted. Core Materials contracts with outside parties when customers require that a finish or a top coat of paint be provided by Core Materials.

RAW MATERIALS

      The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. Many of the raw materials used by Core Materials are petroleum and energy based products, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. Core Materials has historically used single source, long term (2-5 years) supply contracts as a means to attain competitive pricing and an adequate supply of these raw materials. Recently, Core Materials has experienced price increases for certain of these materials, which has caused the Company to reevaluate this strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which are being evaluated as the current contracts expire. Core Materials is regularly evaluating its supplier base for certain supplies, repair items and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.

BACKLOG

      Core Materials relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $5.6 million and $5.1 million at December 31, 2001 and 2000, respectively, all of which Core Materials expects to ship within a year.

CAPACITY CONSTRAINTS

      In previous years, Core Materials has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers' production requirements. Core Materials has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.

      Based on recent production schedules, the Company has not had difficulty in providing various shift schedules necessary to meet customer requirements.

      See further discussion of machine and facility capacities at "Item 2 Properties" contained elsewhere in this report.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

      Capital expenditures totaled approximately $1.3 million, $2.0 million and $7.4 million for 2001, 2000 and 1999, respectively. Capital expenditures consist primarily of the purchase of compression molding presses and other equipment to manufacture parts as well as laboratory equipment, storage equipment, computers and office furniture and fixtures.

      Product development is a continuous process at Core Materials. Research and development activities focus on developing new SMC formulations, new reinforced plastic products and improving existing products and manufacturing processes.

      Core Materials does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of Core Materials has estimated that internal costs related to research and development activities approximate $225,000 in 2001, $250,000 in 2000 and $200,000 in 1999.

ENVIRONMENTAL COMPLIANCE

      Core Materials' manufacturing operations are subject to federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of hazardous waste. Core Materials' policy is to conduct its business with due regard for the preservation and protection of the environment. Core Materials' environmental waste management involves the regular auditing of all satellite hazardous waste accumulation points, all hazardous waste activities and every authorized treatment, storage and disposal facility. Core Materials' environmental staff also trains employees on waste management and other environmental issues.

      Core Materials believes that its facilities are in compliance with the applicable federal, state and local environmental laws and regulations. Compliance with these environmental laws and regulations has not had, nor is it currently expected to have, a material effect on the Company's operations, competitive position or capital expenditures through fiscal year 2002. In the near term, the amount of capital expenditures on environmental compliance is expected not to be significant.

EMPLOYEES

      As of December 31, 2001, Core Materials employed a total of 1,078 employees, which consists of 465 employees in its United States operations and 613 employees in its Mexican operations. Of these 1,078 employees, 285 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 7, 2004, and 526 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2003.

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

SEASONALITY

      Core Materials' business is affected annually by the production schedules of its customers. Core Materials' customers typically shut down their operations on an annual basis for a period of several weeks during Core Materials' third quarter. As a result, demand for Core Materials' products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of Core Materials' products.

ITEM 2. PROPERTIES.

      Core Materials owns two production plants in the United States that are situated, respectively, in Columbus, Ohio and in Gaffney, South Carolina. Core Materials believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The approximate capacity utilization for the molding of production products in the Core Materials' United States production facilities was 26%, 41%, and 62% in the fourth quarter of 2001, 2000 and 1999, respectively. Capacity utilization is measured on the basis of a six day, three-shifts per day operation.

      The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 323,596 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:


                                                                  Approximate
                                                                  Square Feet
                                                                  -----------
        Manufacturing/Warehouse................................      307,447
        Office ................................................       16,149
                                                                     -------
                                                                     323,596

      Core Materials acquired the property at 800 Manor Park Drive as a result of the Asset Purchase Agreement with International.

      The Gaffney, South Carolina plant, which was opened in early 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:


                                                                   Approximate
                                                                   Square Feet
                                                                   -----------
        Manufacturing/Warehouse...............................       105,700
        Office ...............................................         5,200
                                                                     -------
                                                                     110,900

      Both the Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and security interests as a result of the properties being pledged by Core Materials as collateral for its debt as described in Note 6 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

      In conjunction with the establishment of operations in Mexico, as discussed above, the Company leases a production plant in Matamoros, Mexico, located at Ave. Uniones Y Michigan, Matamoros, Tamps. Mexico. The term of the lease is ten years, with an option to renew for an additional ten years and with a prenegotiated option to buy the facility at any time within the first seven years of the lease. The lease is cancelable by Core Materials with six months notice. The facility consists of approximately 313,000 square feet on approximately 12 acres. Core Materials' Mexican operation leases approximately 267,700 of the facility, with an option to lease additional space, as follows:

                                                                   Approximate
                                                                   Square Feet
                                                                   -----------
        Manufacturing/Warehouse..............................        264,100
        Office ..............................................          3,600
                                                                     -------
                                                                     267,700

      The capacity of production in this facility is not linked directly to equipment capacities, as in Core Materials other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 50% for the fourth quarter of 2001. Capacity utilization for the Matamoros' operation is measured on the basis of a five day, two 9.6-hour shifts per day.

ITEM 3. LEGAL PROCEEDINGS.

      In late 2001 and early 2002, several lawsuits were filed in Mexico against Airshield de Mexico, which is a Mexican subsidiary of Airshield Corporation. As noted above, Core Materials acquired substantially all the assets of Airshield Corporation in October 2001; however, Core Materials did not purchase the assets or the stock of Airshield de Mexico. The lawsuits were filed by certain of Airshield de Mexico's vendors as a result of unpaid debts of Airshield de Mexico. Through these lawsuits, the vendors have attempted to foreclose on inventory and equipment owned by Core Materials and located at its Mexico facility. The total value of these assets at December 31, 2001, was $802,000. To date, Core Materials has been successful in preventing these foreclosure attempts. Core Materials is taking various actions through the Mexican legal system to defend its assets and to prevent future claims. Core Materials' Mexican legal counsel has advised the Company that it has valid legal position to support the ownership of these assets; however, as with any case involving litigation, the outcome of these claims is uncertain.

      In July of 2001, a former employee of Core Materials filed a suit in United States District Court, Southern District of Ohio, Eastern Division, claiming her employment was terminated as a result of race discrimination. The plaintiff in this case seeks compensatory and punitive damages, to be determined at the trial, but not less than $300,000 each plus reinstatement with back pay and front pay. Core Materials believes that no such discrimination has occurred and will defend this claim through the appropriate legal systems.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Core Materials submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2001.

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

                                              High                Low
                                              ----                ---
CORE MATERIALS CORPORATION

First Quarter                   2001          1.56               0.68
Second Quarter                  2001          1.95               0.65
Third Quarter                   2001          1.89               0.80
Fourth Quarter                  2001          1.90               0.76

First Quarter                   2000          2.50               1.44
Second Quarter                  2000          2.25               1.13
Third Quarter                   2000          2.75               1.75
Fourth Quarter                  2000          2.00               0.50

      The Company's common stock was held by 577 holders of record on March 21, 2002.

      Core Materials made no payments of cash dividends during 2001 and 2000. Core Materials currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

      Moreover, Core Materials has agreed to prohibitions on its ability to pay dividends as a result of restrictive covenants contained in the Secured Note due International. Such prohibitions apply so long as Core Materials owes any amounts under the Secured Note to International. The prohibitions are discussed further in Note 6 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected financial data are derived from the audited consolidated financial statements of Core Materials Corporation. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                             YEARS ENDED DECEMBER 31,
              (IN THOUSANDS,
              EXCEPT PER SHARE DATA)                        2001          2000         1999         1998         1997
              ---------------------------------------     --------      --------     --------     --------     --------
              Net sales                                   $ 68,365      $ 83,545     $ 90,604     $ 77,719     $ 64,940
              Gross margin                                   7,831        11,915       10,863       15,488       14,089
              Income/(loss) before interest and taxes         (108)        2,862        1,720        7,659        6,654
              Net income/(loss)                             (1,860)          715           71        3,652        2,723
              Net income/(loss) per common share:
                Basic                                         (.19)          .07          .01          .38          .29
                Diluted                                       (.19)          .07          .01          .37          .28
              Total assets                                  61,307        62,785       67,982       65,328       57,540
              Long term debt                                26,015        26,370       26,700       27,005       18,822
              Stockholders' equity                          17,536        19,638       18,923       18,852       16,095

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial and industrial product industries, the general economy, competitive factors, the dependence on four major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

                                    OVERVIEW

      Core Materials has historically been a compounder and compression molder of sheet molding composites (SMC) fiberglass reinforced plastic products. In October 2001, Core Materials acquired certain assets of Airshield Corporation, see note 3 of notes to the financial statements. As a result of this acquisition, Core Materials expanded its fiberglass molding capabilities to include the spray up, hand lay up and vacuum assisted resin infusion molding processes. The acquisition was accounted for under the purchase accounting method and accordingly the effects of the acquisition are included in the results of operations and financial condition of Core Materials from the date of the acquisition and forward. All references to Core Materials herein refer to the consolidated operations of Core Materials and its subsidiaries unless noted otherwise. Core Materials produces and sells, both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products. Core Materials presently has four major customers, International Truck and Engine Corporation ("International"), Yamaha Motor Manufacturing Corporation ("Yamaha"), Lear Corporation ("Lear") and Freightliner LLC ("Freightliner"), which account for approximately 90% of the Company's sales in 2001 and 83% in 2000. The demand for Core Materials' products is affected by the volume of purchases from its customers, whose orders are primarily affected by economic conditions in the United States and Canada. Core Materials' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Materials' operations may change proportionately more than revenues from operations.

      On December 31, 1996, Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. At the time of the acquisition of Columbus Plastics, International and Core Materials entered into a Comprehensive Supply Agreement, which expired on December 31, 2001. Under the terms of the Comprehensive Supply Agreement, Core Materials became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process. At this time, there are no plans to renew this agreement. Upon expiration of the Supply Agreement, Core Materials began supplying products to International on a purchase order basis, like it operates with all of its other customers. The purchase orders typically provide volume commitments for four weeks at prices previously negotiated. Customers can update their orders on a daily basis for changes in demand that allow them to run their inventories on a "just-in-time" basis.

                             RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

      Net sales for 2001 totaled $68,365,000, down approximately 18% from the $83,545,000 reported for 2000. Sales to International totaled $36,381,000, an approximate 29% decrease from the 2000 amount of $51,379,000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders due to the soft general economy during 2001. Sales to Yamaha of components for personal watercraft decreased in 2001 by 27% to $13,160,000 compared with $18,039,000 in 2000. The decrease in sales to Yamaha is primarily due to the negative impact general economic conditions have had on the demand for personal watercraft. Sales to Lear for 2001 totaled $10,246,000. The Lear product consists of components that Lear assembles into seat bottoms and backs for a sports utility/pick-up truck recently introduced by an automotive original equipment manufacturer. Core Materials began selling these products in the first quarter of 2001. Sales to Freightliner, as a result of the acquisition noted above, for 2001 totaled $1,598,000. Products sold to Freightliner include hoods, air deflectors, air fairings, splash panels and other components for the production of its heavy and medium duty trucks.

      Sales to other customers decreased approximately 51% to $6,979,000 from $14,127,000 in 2000. This decrease was primarily the result of decreased sales to Case/New Holland of $5,229,000 as a result of Case/New Holland moving production of their products to another supplier in May 2001. Also adding to the decrease was the discontinuance of the Company's business relationship with Caradon Doors and Windows, Peachtree Division, in July 2000. Sales to Peachtree totaled $1,259,000 in 2000. Offsetting a portion of the decrease were sales brought on from the acquisition noted above to other various customers of $600,000 from the acquisition date through the end of the year.

      Gross Margin was 11.5% of sales in 2001 compared to 14.3% of sales in 2000. The decrease in gross margin was primarily due to fixed costs associated with excess capacity, production inefficiencies associated with reduced order flow, and new product start-ups, mostly affecting the Columbus plant. However, improved productivity and a better product mix resulted in gross margin improvement in the Gaffney plant compared to last year. The Company also experienced increasing employee benefit costs, mainly due to an increase in employee health insurance costs. Gross margins from the newly established operations resulting from the acquisition noted above were in line with the Company's other operations.

      Selling, general and administrative expenses totaled $7,939,000 in 2001, which was less than the $9,053,000 incurred in 2000. The year 2001 saw a reduction of the salary workforce in the Columbus and Gaffney facilities resulting in a $222,000 cost savings; however, increasing benefit costs, mainly due to employee health care costs, partially offset this. The Company also implemented a cost containment plan that resulted in total cost reductions of $990,000 in the areas of supplies, outside and professional services, travel and other miscellaneous expenses.

      Interest expense totaled $1,999,000 for 2001 increasing slightly from $1,970,000 in 2000. The increase in interest expense from 2000 was primarily the result of a decrease in interest capitalized on capital projects due to lower capital expenditures. Interest rates experienced by the Company with respect to the industrial revenue bond (see note 6) were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument.

      Tax expense for 2001 was approximately 3% of total loss before taxes. Income tax expense primarily consists of $646,000 of expense related to Core Materials increasing the valuation allowance for its net operating loss carryforwards primarily offset by the tax benefit of the current year's operating loss.

      Net loss for 2001 was $(1,860,000) or $(.19) per basic and diluted share, representing a decrease of $2,575,000 over the 2000 net income of $715,000 or $.07 per basic and diluted share.

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

      Sales to other customers increased approximately 10% to $14,127,000 from $12,808,000 in 1999. This increase was primarily the result of increased sales to Case/New Holland of $2,951,000 as a result of increased volumes and new products. Subsequent to year-end, Core Materials was notified by Case/New Holland of their intent to move production of their products to another supplier by May 2001. These increases were partially offset by a decrease in sales to Volvo Trucks North America, Inc. of $1,513,000 due to declining truck volumes, and a decrease in sales to Caradon Doors and Windows, Peachtree Division of $454,000 due to the ending of this business relationship.

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

      Interest expense totaled $1,970,000 for 2000 increasing from $1,850,000 in 1999. The increase in interest expense from 1999 was the result of an increase in interest cost on the Secured Note payable to International resulting from the note payable balance increasing in April 1999 and due to a $139,000 decrease in interest capitalized on capital projects due to lower capital expenditures. These amounts were partially offset by a reduction in interest costs related to the revolving line of credit, as no borrowings were necessary on the line in 2000.

      Income tax expense for 2000 was approximately 42% of total earnings before taxes. Actual tax payments were lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset, partially offset by a valuation allowance at December 31, 1996, as a part of the purchase accounting adjustments. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Cash tax expense for 2000 was estimated to be $231,000.

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

      Cash provided by operations in 2001 totaled $3,360,000. Net loss reduced operating cash flows by $1,860,000. Depreciation and amortization added $2,049,000 of positive cash flow. A decrease in accounts receivable contributed $3,312,000; the decrease in accounts receivable was primarily the result of the collection of past due receivables. Also adding positive cash flow was the reduction of prepaid and other assets of $806,000 due to the collection of a $1,584,000 receivable relating to a sale-leaseback transaction, which occurred at the end of 2000. This was partially offset by increased prepaid insurance costs. Decreasing the operating cash flow was a decrease in accounts payable of $1,509,000, which was primarily due to timing effects.

      Investing activities reduced cash flows by $2,548,000 in 2001. Capital expenditures totaled $1,301,000, which was primarily related to the acquisition of machinery and equipment. Also decreasing investing cash flows was the purchase of the assets of Airshield Corporation for $1,953,000. Offsetting these expenditures were proceeds from maturities on the Company's mortgage-backed security investment of $687,000. At December 31, 2001, commitments for capital expenditures totaled $32,000.

      Financing activities reduced cash flows by $330,000 for the principal repayment on the Industrial Revenue Bond, which was issued in 1998

      At December 31, 2001, Core Materials had cash on hand of $3,194,000 and an available line of credit of $7,500,000, which is scheduled to mature on May 1, 2002. As of December 31, 2001, Core Materials was in violation of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received waivers for the covenants as of December 31, 2001 and a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2002, if Core Materials operates in compliance with financial projections for fiscal year 2002 and does not experience any material adverse change to its financial condition. Management expects Core Materials to meet the projections for 2002. However, if performance should fall below these projections or if a material adverse change in the financial position of the Company should occur, Core

Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts receivable allowances:

      Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also records estimates for customer returns and discounts offered to customers. Should customer returns and discounts fluctuate from the estimated amounts, additional allowances may be required.

Inventories:

      Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required.

Post retirement benefits:

      Management records an accrual for post retirement costs associated with the Company sponsored health care plan. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required.


Income taxes:

      Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for the valuation allowance and recorded as valuation allowance (Note 10 to the consolidated financial statements), The valuation reserve will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized.

                                  INCOME TAXES

      The balance sheet at December 31, 2001 and 2000 includes a deferred tax asset of $12,773,000 and $12,676,000, net of a valuation allowance of $1,425,000 in 2001 and $2,160,000 in 2000. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

      The deferred tax asset at December 31, 2001, primarily includes the tax benefits associated with cumulative net operating losses of approximately $20,511,000, temporary differences between the book and tax basis of Core Materials' property and equipment of approximately $10,909,000 and temporary differences relating to post-retirement and pension benefits of $6,638,000. The valuation allowance at December 31, 2001, assumes that it is more likely than not that approximately $4,200,000 of the cumulative net operating losses will not be realized before their expiration date. This reserve was increased in 2001 by approximately $646,000 as a result of the Company reevaluating the expected utilization of the net operating loss carryforwards in relation to the extended downturn in the truck market and other economic and internal operating factors. Taxable income/(loss) for 2001 and 2000 was approximately $(2,030,000) and $1,859,000, respectively.

      In addition to the above, Core Materials had $4,100,000 of capital loss carryforwards that expired in 2001 without being utilized as anticipated. The $4.1 million of capital loss carryforwards had been previously fully reserved in the valuation allowance. The $1,381,000 in the valuation allowance for the capital loss carryforwards was written off in 2001 against the expired tax asset.

      Extensive analysis is performed to determine the amount of the deferred tax asset. Such analysis is based upon the premise that Core Materials is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of Core Materials using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's long-standing relationship with its two largest customers (International and Yamaha) and Core Materials' recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $12,773,000.

                                    INFLATION

      Inflation generally affects Core Materials by increasing the cost of labor, equipment and raw materials. Many of the raw materials used by Core Materials are petroleum and energy based products, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. Management believes that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

                          NEW ACCOUNTING PRONOUNCEMENTS

      On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001. The acquisition of substantially all of the assets of Airshield Corporation was accounted for under SFAS No. 141.

      On June 29, 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002.

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

      The Company has assessed the impact of SFAS No. 142 and 144 and has determined that the adoption of these two pronouncements will not have a material effect on its results of operations and its financial position.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Core Materials' primary market risk results from fluctuations in interest rates. Core Materials is also exposed to changes in the price of commodities used in its manufacturing operations. The Company does not hold any material market risk sensitive instruments for trading purposes.

      Core Materials has the following five items that are sensitive to a change in interest rates: (1) Long term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at December 31, 2001, of $6,450,000. Interest is variable and is computed weekly. The average interest rate charged for 2001 was 3.0% and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered an interest swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30-day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of December 31, 2001 of $19,920,000 at a fixed interest rate of 8%; (3) 7% mortgage-backed security investment, which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity; (4) Revolving line of credit, which bears interest at LIBOR plus three and one-quarter percent or prime plus one-quarter percent; and (5) Foreign currency purchases in which Core Materials purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

      Assuming a hypothetical 20% change in short-term interest rates in both 2001 and 2000, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Core Materials Corporation and Subsidiaries
Columbus, Ohio

      We have audited the accompanying consolidated balance sheets of Core Materials Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Materials Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
---------------------------------
DELOITTE & TOUCHE LLP
Columbus, Ohio
March 15, 2002

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001,
                                 2000 AND 1999

                                                             YEAR ENDED DECEMBER 31,
                                                    2001              2000              1999
                                                ------------      ------------      ------------
NET SALES:
     International                              $ 36,380,921      $ 51,379,348      $ 61,867,135
     Yamaha                                       13,160,114        18,039,427        15,929,190
     Lear                                         10,246,079                --                --
     Other                                         8,577,590        14,126,584        12,807,943
                                                ------------      ------------      ------------
TOTAL SALES                                       68,364,704        83,545,359        90,604,268

Cost of sales                                     59,456,119        70,481,198        78,542,103
Postretirement benefits expense                    1,077,547         1,148,822         1,198,709
                                                ------------      ------------      ------------
TOTAL COST OF SALES                               60,533,666        71,630,020        79,740,812
                                                ------------      ------------      ------------

GROSS MARGIN                                       7,831,038        11,915,339        10,863,456
                                                ------------      ------------      ------------
Selling, general and administrative expense        7,675,594         8,854,633         8,992,917
Postretirement benefits expense                      263,454           198,857           150,113
                                                ------------      ------------      ------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE                                            7,939,048         9,053,490         9,143,030
                                                ------------      ------------      ------------

INCOME/(LOSS) BEFORE INTEREST AND TAXES             (108,010)        2,861,849         1,720,426

Interest income                                      305,453           339,512           258,620

Interest expense                                  (1,999,159)       (1,970,378)       (1,850,068)
                                                ------------      ------------      ------------

INCOME/(LOSS) BEFORE INCOME TAXES                 (1,801,716)        1,230,983           128,978

Income taxes:
    Current (benefit)                                 30,367           231,051           (11,074)
    Deferred                                          28,058           284,581            68,714
                                                ------------      ------------      ------------
TOTAL INCOME TAXES                                    58,425           515,632            57,640
                                                ------------      ------------      ------------

NET INCOME/(LOSS)                               $ (1,860,141)     $    715,351      $     71,338
                                                ============      ============      ============

NET INCOME/(LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                           $      (0.19)     $       0.07      $       0.01
                                                ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

    BASIC                                          9,778,680         9,778,680         9,778,680
                                                ============      ============      ============
    DILUTED                                        9,778,680         9,778,680         9,820,352
                                                ============      ============      ============

See notes to consolidated financial statements.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                          2001              2000
                                                                      ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  3,194,156      $  2,712,412
   Accounts receivable (less allowance for doubtful accounts:
   2001 - $715,000 and 2000 - $424,000)                                 11,946,137        13,221,320
   Inventories:
      Finished and work in process goods                                 1,679,745         1,745,653
      Stores                                                             2,222,250         1,898,465
                                                                      ------------      ------------
      Total inventories                                                  3,901,995         3,644,118
                                                                      ------------      ------------
   Deferred tax asset                                                    1,079,995         1,245,568
   Prepaid expenses and other current assets                             1,704,262         2,410,112
                                                                      ------------      ------------

          Total current assets                                          21,826,545        23,233,530

Property, plant and equipment                                           42,759,871        41,562,272
Accumulated depreciation                                               (17,398,659)      (15,509,218)
                                                                      ------------      ------------
Property, plant and equipment - net                                     25,361,212        26,053,054

Deferred tax asset - net                                                11,692,678        11,430,442
Mortgage-backed security investment                                        924,041         1,610,741
Goodwill                                                                 1,097,433                --
Other assets                                                               405,356           457,294
                                                                      ------------      ------------

TOTAL                                                                 $ 61,307,265      $ 62,785,061
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Current portion long-term debt                                     $    355,000      $    330,000
   Accounts payable                                                      3,756,735         5,266,017
   Accrued liabilities:
      Compensation and related benefits                                  3,050,120         1,636,257
      Interest                                                              85,939            77,644
      Taxes                                                                636,934           654,255
      Graduated lease payments                                             889,267           659,998
      Professional fees                                                    417,487           380,000
      Other accrued liabilities                                            848,826           688,205
                                                                      ------------      ------------
          Total current liabilities                                     10,040,308         9,692,376

Long-term debt                                                          26,015,150        26,370,150
Interest Rate Swap                                                         366,826                --
Deferred long-term gain                                                  2,008,716         2,462,271
Postretirement benefits liability                                        5,340,164         4,621,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock - $0.01 par value, authorized shares - 20,000,000;
      Outstanding shares:  2001 and 2000 - 9,778,680                        97,787            97,787
  Paid-in capital                                                       19,251,392        19,251,392
  Accumulated other comprehensive loss, net of income tax benefit         (242,105)
  Retained earnings (accumulated deficit)                               (1,570,973)          289,168
                                                                      ------------      ------------
          Total stockholders' equity                                    17,536,101        19,638,347
                                                                      ------------      ------------

TOTAL                                                                 $ 61,307,265      $ 62,785,061
                                                                      ============      ============

See notes to consolidated financial statements.

                                CORE MATERIALS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                            COMMON STOCK                             RETAINED           OTHER             TOTAL
                                            OUTSTANDING               PAID-IN        EARNINGS       COMPREHENSIVE      STOCKHOLDERS'
                                      SHARES           AMOUNT         CAPITAL        (DEFICIT)           LOSS             EQUITY
                                      ------           ------         -------        ---------           ----             ------
BALANCE AT JANUARY 1, 1999            9,778,680     $     97,787    $ 19,251,392    $   (497,521)                      $ 18,851,658

Net Income                                                                                71,338                             71,338

                                   ------------     ------------    ------------    -----------------------------------------------
BALANCE AT DECEMBER 31, 1999          9,778,680           97,787      19,251,392        (426,183)                        18,922,996
                                   ------------     ------------    ------------    -----------------------------------------------

Net Income                                                                               715,351                            715,351

                                   ------------     ------------    ------------    ------------     ------------      ------------
BALANCE AT DECEMBER 31, 2000          9,778,680           97,787      19,251,392         289,168                         19,638,347
                                   ------------     ------------    ------------    ------------     ------------      ------------

NET LOSS                                                                              (1,860,141)                        (1,860,141)

To record the initial fair
market value of the interest
rate swap, net of deferred
income tax benefit of $53,968                                                                        $   (104,762)         (104,762)

Hedge accounting effect of the
interest rate swap at December
31, 2001, net of deferred tax
benefit of $70,753                                                                                       (137,343)         (137,343)

                                   ------------     ------------    ------------    -----------------------------------------------
BALANCE AT DECEMBER 31, 2001          9,778,680     $     97,787    $ 19,251,392    $ (1,570,973     $   (242,105)     $ 17,536,101
                                   ============     ============    ============    ===============================================

See notes to consolidated financial statements.

                                CORE MATERIALS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                      $ (1,860,141)     $    715,351      $     71,338

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
   Depreciation and amortization                                          2,049,330         2,121,221         1,899,395
   Deferred income taxes                                                     28,058           284,581            68,714
   Loss/(gain) on disposal of assets                                         42,458           (11,376)           14,995
   Amortization of gain on sale/leaseback transactions                     (453,555)         (453,555)         (453,555)
   Change in operating assets and liabilities:
      Accounts receivable                                                 3,312,104         6,493,234        (2,095,979)
      Inventories                                                           135,019         1,798,459        (1,219,296)
      Prepaid expenses and other assets                                     805,850        (2,225,985)           38,545
      Accounts payable                                                   (1,509,283)       (5,801,650)        3,706,719
      Accrued and other liabilities                                          91,589           (74,549)       (1,191,402)
      Postretirement benefits liability                                     718,247           721,981           806,779
                                                                       ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 3,359,676         3,567,712         1,646,253

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                (1,301,432)       (1,977,722)       (7,384,864)
Proceeds from sale/leaseback transactions                                                                     3,375,712
Acquisition of Airshield assets                                          (1,953,000)
Proceeds from maturities on mortgage-backed security investment             686,700           298,554           659,682
Proceeds from sale of property, plant and equipment                          19,800
                                                                       ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                    (2,547,932)       (1,679,168)       (3,349,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line-of-credit                                                                               7,250,000
Payments on line-of-credit                                                                                   (7,250,000)
Payment of principal on industrial revenue bond                            (330,000)         (305,000)         (285,000)
                                                                       ------------      ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                                      (330,000)         (305,000)         (285,000)

                                                                       ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        481,744         1,583,544        (1,988,217)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,712,412         1,128,868         3,117,085
                                                                       ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  3,194,156      $  2,712,412      $  1,128,868
                                                                       ============      ============      ============
Cash paid for:
   Interest (net of amounts capitalized)                               $  1,902,044      $  2,690,141      $  1,579,549
                                                                       ============      ============      ============
   Income taxes (refund)                                               $    186,000           (84,666)     $    610,000
                                                                       ============      ============      ============

Supplemental disclosure of non-cash financing activities:
   Sale leaseback receivable                                                                1,584,000
                                                                                         ============

See notes to consolidated financial statements.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS FORMATION AND NATURE OF OPERATIONS

      Core Materials Corporation ("Core Materials") was formed in 1996 for the purpose of acquiring substantially all the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. (now known as International Truck and Engine Corporation, "International"). In October 2001 Core Materials acquired certain assets of Airshield Corporation, see note 3. As a result of this acquisition, Core Materials expanded its fiberglass molding capabilities to include the spray up, hand lay up and vacuum assisted resin infused molding processes.

      Core Materials operates in one business segment as a compounder of sheet molding composites (SMC) and molder of fiberglass reinforced plastics. Core Materials produces and sells both SMC compound and molded products for varied markets, including medium and heavy-duty trucks, automotive, recreational vehicles and commercial and industrial products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of all subsidiaries after elimination of all material intercompany accounts, transactions and profits.

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

      REVENUE RECOGNITION - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized.

      CASH AND CASH EQUIVALENTS - Core Materials considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank.

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

      Depreciation expense was $2,010,000, $2,094,000 and $1,868,000 for 2001,
2000, and 1999.

      In 2001, 2000 and 1999, approximately $37,000, $50,000 and $72,000 of interest costs were capitalized in property, plant and equipment.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

      LONG-LIVED ASSETS - Long-lived assets consist primarily of property and equipment and goodwill. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists for property and equipment on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. For goodwill, the Company will evaluate whether impairment exists on the basis of discounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2001 and December 31, 2000, there was no impairment of the Company's long-lived assets.

      GOODWILL - Goodwill represents the excess purchase price over the fair value of the net assets acquired from Airshield Corporation. Goodwill is amortized on a straight-line basis over twenty years.

      SELF-INSURANCE - Core Materials is self-insured with respect to most of its medical and dental claims and workers' compensation claims. Core Materials has recorded an estimated liability for self-insured medical and dental claims incurred and worker's compensation claims incurred but not reported at December 31, 2001 and 2000 of $625,000 and $438,000, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Core Materials' financial instruments consist of a mortgage backed security investment, long term debt, an interest rate swap, accounts receivable, accrued liabilities and accounts payable. The carrying amount of these financial instruments approximated their fair value. The fair value of the Company's interest rate swap at December 31, 2001, was a liability of $367,000.

      CONCENTRATION OF CREDIT RISK - Core Materials has significant transactions with three customers, International, Yamaha Motor Manufacturing Corporation and Lear Corporation, which comprised 87%, 83% and 86% of total sales in 2001, 2000 and 1999 and 81% and 70% of the accounts receivable balances at December 31, 2001 and 2000. Core Materials performs ongoing credit evaluations of its customers' financial condition. Core Materials maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Core Materials' expectations. Export sales, including sales to Canada, for products provided to International's manufacturing and service locations totaled 12%, 21% and 22% of total sales for 2001, 2000 and 1999, respectively.

      EARNINGS/(LOSS) PER COMMON SHARE - Basic earnings/(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

      RECLASSIFICATIONS - Reclassifications have been made to prior years' amounts to conform to the classifications of such amounts for 2001.

      RESEARCH AND DEVELOPMENT - Research and Development costs, which are expensed as incurred, totaled approximately $225,000 in 2001 and $250,000 in 2000 and $200,000 in 1999.

      NEW ACCOUNTING PRONOUNCEMENTS - On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method
- the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001. The acquisition of substantially all of the assets of Airshield Corporation (see Note 3) was accounted for under SFAS No. 141.

      On June 29, 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

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

      The Company has assessed the impact of SFAS No. 142 and 144 and has determined that the adoption of these two pronouncements will not have a material effect on its results of operations and its financial position.

      FOREIGN CURRENCY ADJUSTMENTS - In conjunction with the Company's acquisition of certain assets of Airshield Corporation (see Note 3), the Company's has established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates except for inventories, prepaid expenses and property plant and equipment, which are remeasured at historical rates. Income statement accounts are translated at average rates for the year. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction losses included in operations totaled $9,598 in 2001.

3. ACQUISITION OF AIRSHIELD CORPORATION ASSETS

      On October 16, 2001, Core Materials Corporation purchased substantially all of the assets, consisting primarily of inventory, accounts receivable and manufacturing equipment, of Airshield Corporation, a privately held manufacturer of fiberglass reinforced plastic parts for the truck and automotive-aftermarket industries. Airshield is based in Brownsville, Texas, with manufacturing operations in Matamoros, Mexico. Airshield had been operating under Chapter 11 bankruptcy protection since March 2001. Core Materials Corporation has continued operations from Airshield's former manufacturing facility in Matamoros, Mexico.

      The purchase price for the acquisition of substantially all of the assets of Airshield Corporation was $1,953,000. In addition, Core Materials or its subsidiaries assumed certain liabilities related to the transfer of employees from Airshield's Mexican subsidiary to Core Materials' new Mexican subsidiary. The acquisition was financed from the cash reserves of Core Materials Corporation.

                  CORE MATERIALS CORPORATION AND SUBSIDIARIES

      The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

                  Inventory                         $  392,896
                  Accounts Receivable                2,036,921
                  Property, plant and equipment        166,375
                  Goodwill                           1,097,433
                                                    ----------
                  Total Assets                       3,693,625
                                                    ==========

                  Payroll liabilities assumed        1,700,194
                  Other current liabilities             40,431
                                                    ----------
                  Total Liabilities                  1,740,625
                                                    ==========

                  Total acquisition cost            $1,953,000
                                                    ==========

      The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

      The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of substantially all the assets of Airshield Corporation had occurred at the beginning of the year presented.

                                           Year Ended              Year Ended
                                        December 31, 2001       December 31, 2000
                                        -----------------       -----------------
                Net sales                  $ 79,722,678            $ 99,982,679
                                           ============            ============

                Net loss                   $ (3,280,948)           $ (1,330,195)
                                           ============            ============

                Net loss per share -
                basic and diluted          $      (0.34)           $      (0.14)
                                           ============            ============

      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The effects of the acquisition have been included in the consolidated statement of operations since the acquisition date.

4. FOREIGN OPERATIONS

      In conjunction with the Company's acquisition of substantially all the assets of Airshield Corporation on October 16, 2001(see Note 3), Core Materials established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of Core Materials. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $3,532,000 in 2001. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials from the acquisition date through December 31, 2001, and amounted to approximately 51% of sales from the acquisition date to December 31, 2001. Core Materials owns long-lived assets that are geographically located at the Mexican operation, which total $164,000 at December 31, 2001. Core Materials' manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, Core Materials' Mexican operation is subject to domestic and international customs and tariffs, changing taxation policies and governmental regulations.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following at December 31:

                                                    2001              2000
                                                ------------      ------------
        Land and land improvements              $  2,150,606      $  2,150,606
        Buildings                                 17,319,654        17,175,453
        Machinery and equipment                   19,954,637        18,187,937
        Tools, dies and patterns                     566,814           642,852
        Additions in progress                      2,768,160         3,405,424
                                                ------------      ------------

        Total                                     42,759,871        41,562,272
        Less accumulated depreciation            (17,398,659)      (15,509,218)
                                                ------------      ------------

        Property, plant and equipment - net     $ 25,361,212      $ 26,053,054
                                                ============      ============

      Additions in progress at December 31, 2001 and 2000 primarily relate to the purchase and installation of equipment at Core Materials' operating facilities. At December 31, 2001 and 2000, commitments for capital expenditures in progress were $32,000 and $618,000, respectively.

      Core Materials has entered into various sale-leaseback arrangements with a financial institution, whereby it sold certain equipment and leased such back under operating lease arrangements (see Note 6).

6. DEBT AND LEASES

      Long-term debt consists of the following at December 31:

                                                                          2001              2000
                                                                      ------------      ------------
        Secured Note Payable due to International, interest
        at 8%, payable semi-annually, principal due
        December 2006, secured by a subordinated lien and
        security interest in all Core Materials' assets               $ 19,920,150      $ 19,920,150

        Industrial Revenue Bond, interest adjustable weekly (2001
        average 3.0%; 2000 average 4.4%), payable quarterly,
        principal due in variable quarterly installments through
        April, 2013, secured by a bank letter of credit with
        a balance of $6,644,000 as of December 31, 2001                  6,450,000         6,780,000

                                                                      ------------      ------------
        Total                                                           26,370,150        26,700,150
        Less current portion                                              (355,000)         (330,000)
                                                                      ------------      ------------
        Long-term debt                                                $ 26,015,150      $ 26,370,150
                                                                      ============      ============

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

      SECURED NOTE PAYABLE

Under the terms of the secured note payable to International, Core Materials may be required to make payments on the principal of the note if either of the following two conditions exists:

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

      Total cash and cash equivalents of Core Materials as of December 31, 2001 were $3,194,156. Because the Company was in violation of all three of its debt covenants, no principal payment will be made to International. Based upon the financial position of Core Materials at December 31, 2001, the entire Secured
Note is classified as long-term on the balance sheet.

      The provisions of the Secured Note prohibit the declaration or payment of cash dividends, the repurchase or retirement of capital stock, as well as the pledge of any of Core Materials' assets or revenue as a security lien to a third party, except as approved by International, as long as the Secured Note is outstanding.

      LINE OF CREDIT

      At December 31, 2001, Core Materials had available a $7,500,000 variable rate bank revolving line of credit scheduled to mature on May 1, 2002. The line of credit bears interest at LIBOR plus three and one-quarter percent or prime plus one-quarter percent. The line of credit is secured by a first priority lien and security interest in all Core Materials' business assets. There was no outstanding balance under this facility at any time during the years ended December 31, 2001 and 2000.

      INDUSTRIAL REVENUE BOND

      In May 1998, Core Materials borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%. Total remaining principal maturities by year are: 2002 - $355,000; 2003 - $390,000; 2004 - $420,000; 2005 - $450,000;
2006 - $490,000 and thereafter - $4,345,000.

      As security for the IRB, Core Materials obtained a letter of credit from a commercial bank, which has a balance of $6,644,000 as of December 31, 2001. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of Core Materials' business assets. The letter of credit expires in April 2004 but may be extended for an additional one-year period in April of each year.

      INTEREST RATE SWAP

      When Core Materials Corporation enters into variable rate obligations or purchases variable rate interest bearing assets, it considers the potential effect of interest rate fluctuations on such instruments. In order to minimize the effects of interest rate fluctuations on its operations, the Company may enter into interest rate management arrangements.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

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

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. At January 1, 2001, Core Materials recorded the fair value of its interest rate swap agreement of $159,000 as a long-term liability and $105,000 (net of deferred income tax benefit of $54,000) to accumulated other comprehensive income (loss). During 2001, Core Materials recorded an additional liability of $208,000 to adjust the interest rate swap to fair value at December 31, 2001.

      LEASES

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

      As a result of earlier sale-leaseback transactions, Core Materials recognized into income in 2001, 2000 and 1999 approximately $454,000 of deferred gains. At December 31, 2001 and 2000, Core Materials' deferred gains from leasing transactions totaled $2,462,000 and $2,916,000, respectively. The current portion of the deferred gains was $454,000 at December 31, 2001 and 2000 and was included in accrued liabilities.

      In October 2001, in conjunction with the acquisition discussed at Note 3, Core Materials' Mexican subsidiary entered into a 10-year lease agreement for a manufacturing facility in Matamoros, Mexico. The Company leases 266,717 square feet of a 313,221 square feet facility, with an option to lease the entire facility. The Company has an option to purchase the facility at any time during the first seven years at a prenegotiated price. The Company may cancel the lease upon giving six months notice to the lessor. Annual rent on the facility is determined based on the number of square feet rented multiplied by the following factors: year one and two equals $0.24 per square foot; year three equals $0.28 per square foot; year four equals $0.30 per square foot; and years five through ten will be based on the previous year's monthly rental rate plus a percentage increase or decrease based on the Consumer Price Index.

      Core Materials also leases a warehouse facility in Brownsville, Texas. The lease term of this facility is three years and provides for monthly rental payments of $7,560. This lease is cancelable with sixty days written notice.

      Core Materials also leases certain other equipment under operating leases with original lease terms of 2 to 10 years.

      Total rental expense was $3,757,000, $3,301,000 and $2,776,000 for 2001,
2000 and 1999.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

      The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

             2002                                        $ 3,114,000
             2003                                          3,464,000
             2004                                          3,546,000
             2005                                          3,546,000
             2006                                          3,254,000
             Thereafter                                    4,466,000
                                                         -----------
             Total minimum lease payments                $21,390,000
                                                         ===========

      BANK COVENANTS

      Core Materials is subject to formal debt covenants with regards to its Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases.

      As of December 31, 2001, Core Materials was in violation of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received waivers for the covenants as of December 31, 2001 and a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2002, if Core Materials operates in compliance with financial projections for fiscal year 2002 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the projections for the months of January and February 2002 and expects to meet the projections for the remainder of the year.

7. COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statement of Operations. The components of comprehensive income (loss), net of tax, are as follows:

                                                           2001             2000            1999
                                                        -----------      -----------     -----------
Net income/(loss)                                       $(1,860,141)     $   715,351     $    71,338

Cumulative effect of change in accounting principle        (104,762)              --              --
   (SFAS No. 133) on other comprehensive income

Hedge accounting effect of interest rate swap              (137,343)              --              --

                                                        -----------      -----------     -----------
Comprehensive income (loss)                             $(2,102,246)     $   715,351     $    71,338
                                                        ===========      ===========     ===========

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

8. EQUITY

   ANTI-TAKEOVER MEASURES

      Core Materials' Certificate of Incorporation and By-laws contain certain provisions designed to discourage specific types of transactions involving an actual or threatened change of control of Core Materials. These provisions, which are designed to make it more difficult to change majority control of the Board of Directors without its consent, include the following provisions related to removal of Directors, the approval of a merger and certain other transactions as outlined in the Certificate of Incorporation and any amendments to these provisions:

   RESTRICTIONS ON TRANSFER

      Core Materials' Certificate of Incorporation also contains a provision (the "Prohibited Transfer Provision") designed to help assure the continued availability of Core Materials' substantial net operating loss and capital loss carryforwards (see Note 10) by seeking to prevent an "ownership change" as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a "Prohibited Ownership Percentage" (as defined in Core Materials' Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company's common stock) or if the transfer would result in the transferee's ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee's ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.

   PREFERRED STOCK

      Core Materials has authorized 10,000,000 shares of preferred stock (par value: $0.01) of which none is issued.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

9. INCENTIVE STOCK PLANS

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

      During 2001, 2000 and 1999, the Company granted stock options under the plan. The options have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of Core Materials' common stock at the date of grant.

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's pro forma 2001 net loss and loss per common share would have been $(2,083,355) and $(.21) per basic and diluted share. For 2000, pro forma net income and earnings per common share would have been $640,877 and $.07 per basic and diluted share. For 1999, pro forma net loss and loss per common share would have been $(131,363) and $(.01) per basic and diluted share. The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years and exclude the pro forma effect of the Mexican acquisition (see Note 3).

      The weighted average fair value of options granted during 2001, 2000 and 1999 were $1.17, $1.84 and $2.21, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 5%, no expected dividend yield, expected lives of 8 and 9 years and expected volatility of 87% for 2001, 104% for 2000 and 80% for 1999.

      The following summarizes all stock option activity for the years ended December 31:

                                                2001                           2000                          1999
                                     --------------------------     --------------------------     --------------------------
                                                     WEIGHTED                        WEIGHTED                      WEIGHTED
                                                      AVERAGE         NUMBER         AVERAGE         NUMBER         AVERAGE
                                     NUMBER OF        EXERCISE          OF           EXERCISE          OF           EXERCISE
                                      OPTIONS          PRICE         OPTIONS          PRICE         OPTIONS          PRICE
                                     ----------      ----------     ----------      ----------     ----------      ----------
Outstanding -- beginning of year      1,168,000      $     3.10      1,038,100      $     3.19        956,800      $     3.19
Granted                                  32,000            2.75        467,500            2.75        122,500            3.20
Forfeited                               (51,000)           2.89       (337,600)           2.88        (41,200)           3.28
                                     ----------      ----------     ----------      ----------     ----------      ----------

Outstanding - end of year             1,149,000      $     3.10      1,168,000      $     3.10      1,038,100      $     3.19
                                     ==========      ==========     ==========      ==========     ==========      ==========

Exercisable at December 31              506,250      $     3.15        313,350      $     3.19        286,700      $     3.03
                                     ==========      ==========     ==========      ==========     ==========      ==========

Options available for grant           1,843,400                      1,824,400                        454,300
                                     ==========                     ==========                     ==========

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001:

                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      ------------------------------------------------    -----------------------------
                                                          WEIGHTED
                                         WEIGHTED          AVERAGE                          WEIGHTED
                                         AVERAGE         CONTRACTUAL                        AVERAGE
RANGE OF                 NUMBER OF       EXERCISE           LIFE           NUMBER OF        EXERCISE
EXERCISE PRICES           OPTIONS         PRICE           IN YEARS          OPTIONS          PRICE
                      ---------------  -------------    --------------    ------------    -------------
$2.75                      794,000        $ 2.75             7.0             344,500         $ 2.75
$3.40 to $3.81             285,000          3.69             6.6             119,700           3.63
$5.13                       70,000          5.13             6.4              42,000           5.13
                         ---------        ------                             -------          ------
                         1,149,000        $ 3.10                             506,250          $ 3.15
                         =========        ======                             =======          ======

10. INCOME TAXES

      Components of the provision (credit) for income taxes are as follows:

                                                     2001           2000          1999
                                                  ---------      ---------      --------
       Current:
          Federal                                 $  24,000      $  27,000      $(48,000)
          State and local                             6,000        204,000        37,000
                                                  ---------      ---------      --------
                                                     30,000        231,000       (11,000)
       Deferred:
          Federal                                  (655,000)       351,000        90,000
          State and local                            37,000        (66,000)      (21,000)
          Increase in valuation allowance for
          net operating loss carryforward           646,000             --            --
                                                  ---------      ---------      --------
                                                     28,000        285,000        69,000
                                                  ---------      ---------      --------
       Provision for income taxes                 $  58,000      $ 516,000      $ 58,000
                                                  =========      =========      ========

            A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:

                                                                 2001           2000          1999
                                                               ---------      ---------     ---------
       Provision at federal statutory rate                     $(613,000)     $ 419,000     $  44,000
       State and local tax expense, net of federal benefit        17,000         91,000        10,000
       Increase in valuation allowance for net operating
       loss carryforward                                         646,000             --            --
       Non-deductible expenses                                     8,000          6,000         4,000
                                                               ---------      ---------     ---------
       Provision for income taxes                              $  58,000      $ 516,000     $  58,000
                                                               =========      =========     =========

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

Deferred tax assets (liabilities) consist of the following at December 31:

                                                    2001              2000
                                                ------------      ------------
       Current Asset:
           Accrued liabilities                  $    974,000      $    933,000
           Other, net                                106,000           313,000
                                                ------------      ------------
           Total current asset                     1,080,000         1,246,000

       Non-current asset:
           Property, plant and equipment           3,709,000         3,963,000
           Net operating loss carryforwards        6,974,000         6,265,000
           Capital loss carryforwards                     --         1,381,000
           Postretirement benefits                 2,257,000         2,080,000
           Interest rate swap                        125,000                --
           Other, net                                 53,000           (99,000)
                                                ------------      ------------
           Total non-current asset                13,118,000        13,590,000
                                                ------------      ------------

       Total deferred tax asset                   14,198,000        14,836,000
       Less valuation allowance                   (1,425,000)       (2,160,000)
                                                ------------      ------------
       Total deferred tax asset - net           $ 12,773,000      $ 12,676,000
                                                ============      ============

      At December 31, 2001, Core Materials had approximately $20.5 million of NOL carryforwards available to offset future taxable income. A valuation allowance has been provided for those NOL carryforwards and temporary differences, which are estimated to expire before they are utilized. The valuation allowance at December 31, 2001, assumes that it is more likely than not that approximately $4,200,000 of the cumulative net operating losses will not be realized before their expiration date. This reserve was increased in 2001 by approximately $646,000 as a result of the Company reevaluating the expected utilization of the net operating loss carryforwards in relation to the extended downturn in the truck market and other economic and internal operating factors. Core Materials intends to reinvest the undistributed earnings of Core Composites Corporation.

        Core Materials' NOL carryforwards expire as follows:

                     2007                        $ 3,049,000
                     2008                         10,823,000
                     2009                          3,614,000
                     2010                            638,000
                     2011                            357,000
                     2016                          2,030,000
                                                 -----------
                     Total                       $20,511,000
                                                 ===========

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

11. POSTRETIREMENT BENEFITS

      Core Materials provides postretirement benefits to substantially all of its United States employees. Costs associated with postretirement benefits include pension expense, postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, Core Materials also participates in a multi-employer defined benefit plan for its United States union represented employees. All of Core Materials' United States union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. This plan is not administered by Core Materials and contributions are determined in accordance with provisions in the negotiated labor contract.

      Prior to the acquisition of Columbus Plastics, certain of Core Materials' employees were participants in various International sponsored pension and postretirement plans. The International pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the acquisition. In connection with the acquisition, International retained responsibility for the vested benefits as of December 31, 1996 and Core Materials agreed to reimburse International for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability, is $203,000 at December 31, 2001 and $188,000 at December 31, 2000.

      The postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between Core Materials, International and the participants in the form of premiums, co-payments and deductibles. Core Materials and International share the cost of benefits for certain employees, pursuant to the Asset Purchase Agreement between RYMAC and International, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition to the period of active service prior to the acquisition.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

The funded status of the Company's postretirement health and life insurance benefits plan as of December 31, 2001 and 2000 and a reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

                                                       POST RETIREMENT BENEFITS
                                            ------------------------------------------------
                                                2001              2000              1999
                                            ------------      ------------      ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year     $  4,678,000      $  4,020,000      $  3,274,000
Service cost                                     385,000           367,000           448,000
Interest cost                                    351,000           301,000           233,000
Unrecognized loss/(gain)                         111,000           (10,000)           65,000
Benefits Paid                                    (54,000)               --                --
                                            ------------      ------------      ------------
BENEFIT OBLIGATION AT END OF YEAR           $  5,471,000      $  4,678,000      $  4,020,000
                                            ------------      ------------      ------------

Unfunded status                             $ (5,471,000)     $ (4,678,000)     $ (4,020,000)
Unrecognized net loss                            704,000           614,000           662,000
                                            ------------      ------------      ------------
Net liability                               $ (4,767,000)     $ (4,064,000)     $ (3,358,000)
                                            ============      ============      ============

PLAN ASSETS                                           --                --                --
                                            ============      ============      ============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:

Discount rate                                       7.25%             7.50%             7.50%

      The components of expense for all of Core Materials' postretirement benefits plans are as follows:

                                            2001           2000           1999
                                         ----------     ----------     ----------
       Pension Expense:
          Interest cost                  $   15,000     $   15,000     $   14,000
          Defined contribution plan
            contributions                   329,000        296,000        288,000
          Multi-employer plan
            contributions                   240,000        331,000        322,000
                                         ----------     ----------     ----------
       Total Pension Expense                584,000        642,000        624,000
                                         ----------     ----------     ----------

       Health and Life Insurance:
          Service cost                      385,000        367,000        448,000
          Interest cost                     351,000        301,000        233,000
          Amortization of net loss           21,000         38,000         44,000
                                         ----------     ----------     ----------
       Net periodic benefit cost            757,000        706,000        725,000
                                         ----------     ----------     ----------

       Total postretirement benefits
            expense                      $1,341,000     $1,348,000     $1,349,000
                                         ==========     ==========     ==========

      The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.65%. The rate is projected to decrease gradually to 5% by the year 2005 and remain at that level thereafter. The comparable assumptions for the prior year were 9.65% and 5%.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                           1- PERCENTAGE     1-PERCENTAGE
                                                           POINT INCREASE    POINT DECREASE
                                                           --------------    --------------
Effect on total of service and interest cost components       $ 166,026         $(129,053)
Effect on postretirement benefit obligation                     718,076          (608,929)

12. RELATED PARTIES

      In connection with the acquisition of Columbus Plastics, Core Materials and International entered into a Supply Agreement. Under the terms of the Supply Agreement, International agreed to purchase from Core Materials, and Core Materials agreed to sell to International at negotiated prices, which approximate fair value, all of International's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they then existed or as they may be improved or modified. As of December 31, 2001, the contract expired and has not been renewed, and business with International continues on a purchase order basis, like business with all of Core Materials' other customers. The purchase orders typically provide volume commitments for four weeks at prices previously negotiated. Customers can update their orders on a daily basis for changes in demand that allow them to run their inventories on a "just-in-time" basis.

      Sales to International were $36,381,000 in 2001, $51,379,000 in 2000 and $61,867,000 in 1999, of which $6,147,000 and $6,353,000 had not been received as of December 31, 2001 and 2000 and were included in accounts receivable. Receivables as of December 31, 2001 and 2000 also include an additional $875,000 and $764,000, respectively, for tooling costs owed by International. Accounts payable included $211,000 and $151,000, respectively as of December 31, 2001 and 2000 for product returns, returnable container deposits, material purchases from International and rework charges. Core Materials expensed $1,625,000 in 2001, $1,611,000 in 2000 and $1,516,000 in 1999, for interest expense on the Secured Note. There was no outstanding liability for accrued interest at December 31, 2001 or December 31, 2000.

13. LABOR CONCENTRATION

      As of December 31, 2001, Core Materials employed a total of 1,078 employees, which consists of 465 employees in its U.S. operations and 613 employees in its Mexican operations. Of these 1,078 employees, 285 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 7, 2004, and 526 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2003.

14. COMMITMENTS AND CONTINGENCIES

      In late 2001 and early 2002, several lawsuits were filed in Mexico against Airshield de Mexico, which is a Mexican subsidiary of Airshield Corporation. As noted above, Core Materials acquired substantially all the assets of Airshield Corporation in October 2001; however, Core Materials did not purchase the assets or the stock of Airshield de Mexico. The lawsuits were filed by certain of Airshield de Mexico's vendors as a result of unpaid debts of Airshield de Mexico. Through these lawsuits, the vendors have attempted to foreclose on inventory and equipment owned by Core Materials and located at its Mexico facility. The total value of these assets at December 31, 2001, was $802,000. To date, Core Materials has been successful in preventing these foreclosure attempts. Core Materials is taking various actions through the Mexican legal system to defend its assets and to prevent future claims. Core Materials' Mexican legal counsel has advised the Company that it has valid legal position to support the ownership of these assets; however, as with any case involving litigation, the outcome of these claims is uncertain.

      In July of 2001, a former employee of Core Materials filed a suit in United States District Court, Southern District of Ohio, Eastern Division, claiming her employment was terminated as a result of race discrimination. Core Materials believes that no such discrimination has occurred and will defend this claim through the appropriate legal systems.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

                                      1ST QUARTER    2ND QUARTER     3RD QUARTER      4TH QUARTER       TOTAL YEAR
                                      -----------    -----------     -----------      -----------       ----------
2001:
Net sales                              $19,099,285    $17,458,242    $ 14,482,620     $ 17,324,557     $ 68,364,704
Gross margin                             2,417,309      2,409,401         969,263        2,035,065        7,831,038
Income (loss) before interest and
taxes                                      390,067        698,230        (899,778)        (296,529)        (108,010)
Net income (loss)                            3,656        175,757        (785,786)      (1,253,768)      (1,860,141)
Net income (loss) per common share:
   Basic and diluted                   $       .00    $       .02    $       (.08)    $       (.13)    $       (.19)

2000:
Net sales                              $25,912,656    $23,207,529    $ 18,284,921     $ 16,140,253     $ 83,545,359
Gross margin                             4,468,488      3,407,120       2,564,557        1,475,174       11,915,339
Income (loss) before interest and
taxes                                    1,792,914      1,065,516         281,508         (278,089)       2,861,849
Net income (loss)                          822,063        415,171         (82,046)        (439,837)         715,351
Net income (loss) per common share:
   Basic and diluted                   $       .08    $       .04    $       (.01)    $       (.04)    $        .07

No cash dividends were paid during 2001 and 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Part III, Item 10 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2002, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Part III, Item 11 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2002, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Part III, Item 12 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2002, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Part III, Item 13 is incorporated by reference from Core Materials' definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2002, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

      (1)   FINANCIAL STATEMENTS

            The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

                        Independent Auditors' Report

                        Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

                        Consolidated Balance Sheets as of December 31, 2001 and 2000

                        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                        Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                        Notes to Consolidated Financial Statements

      (2)   FINANCIAL STATEMENT SCHEDULES

            The following consolidated financial statement schedule is filed with this Annual Report on Form 10-K:

                  Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2001, 2000 and 1999

                  All other schedules are omitted because of the absence of the conditions under which they are required.

      (3)   EXHIBITS

            See Index to Exhibits filed with this Annual Report on Form 10K.

(b)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K on October 31, 2001, pertaining to the acquisition of substantially all the assets of Airshield Corporation by the Company's wholly owned subsidiary, Core Composites Corporation. An amendment to the Form 8-K was also filed on December 28, 2001,containing the pro forma financial statements pertaining to the acquisition.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        CORE MATERIALS CORPORATION


                                        By     /s/ James L. Simonton
                                           -------------------------------------
                                                   James L. Simonton
                                           President and Chief Executive Officer

Date: March 28, 2002

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/ James L. Simonton                           President, Chief Executive Officer            April 1, 2002
-------------------------------------           and Director
         James L. Simonton

/s/ Kevin L. Barnett                            Vice President, Secretary, Treasurer and      April 1, 2002
-------------------------------------           Chief Financial Officer
          Kevin L. Barnett

                 *                              Director                                      April 1, 2002
-------------------------------------
          James F. Crowley

                 *                              Director                                      April 1, 2002
-------------------------------------
         Ralph O. Hellmold

                 *                              Director                                      April 1, 2002
-------------------------------------
          Thomas M. Hough

                 *                              Director                                      April 1, 2002
-------------------------------------
          Malcolm M. Prine

                 *                              Director                                      April 1, 2002
-------------------------------------
         Thomas R. Cellitti

*By       Kevin L. Barnett                      Attorney-In-Fact                              April 1, 2002
   ----------------------------------
          Kevin L. Barnett

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2001, 2000 and 1999.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.

                                                       Additions
                                                ------------------------
                                 Balance at     Charged to     Charged to
                                 Beginning       Costs &         Other        Deductions     Balance At
                                  of Year        Expenses       Accounts         (A)         End of Year
                                 ----------     ----------     ----------     ----------     ----------
Year Ended December 31, 2001     $  424,000     $  454,000                    $  163,000     $  715,000

Year Ended December 31, 2000     $  431,000     $   91,000                    $   98,000     $  424,000

Year Ended December 31, 1999     $  215,000     $  216,000                                   $  431,000

      (A) Amount represents uncollectible accounts written off.

Reserves deducted from asset to which it applies - deferred income tax valuation allowance.

                                                       Additions
                                                ------------------------
                                 Balance at     Charged to     Charged to
                                 Beginning       Costs &         Other        Deductions     Balance At
                                  of Year        Expenses       Accounts         (A)         End of Year
                                 ----------     ----------     ----------     ----------     ----------
Year Ended December 31, 2001     $2,160,000     $  646,000                    $1,381,000     $1,425,000

Year Ended December 31, 2000     $2,160,000                                                  $2,160,000

Year Ended December 31, 1999     $3,787,000                                   $1,627,000     $2,160,000

      (A) Amounts represent reserves for capital loss carryforward that expired in 2001 and 1999, respectively.

                                INDEX TO EXHIBITS

Exhibit No.                  Description                                Location
-----------                  -----------                                --------
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

2(a)(2)                      Second Amendment to Asset Purchase         Filed herein
                             Agreement dated December 16, 1996(1)

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

2(c)(1)                      Asset Purchase Agreement dated as          Incorporated by
                             of October 10, 2001, between               reference to Exhibit 1 to
                             Core Materials Corporation and             Form 8K filed
                             Airshield Corporation                      October 31, 2001

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
                                                                        No. 333-29203)

Exhibit No.                  Description                                Location
-----------                  -----------                                --------
3(a)(3)                      Certificate of Incorporation of Core       Incorporated by
                             Materials Corporation, reflecting          reference to Exhibit 4(c)
                             amendments through November 6,             to Registration
                             1996 [for purposes of compliance           Statement on Form S-8
                             with Securities and Exchange               (Registration No.
                             Commission filing requirements only]       333-29203)

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

4(b)                         By-Laws of Core Materials                  Incorporated by
                             Corporation                                reference to Exhibit
                                                                        3-C to Registration
                                                                        Statement on Form
                                                                        S-4 (Registration
                                                                        No. 333-15809)

10(a)(1)                     Core Materials Corporation                 Filed herein
                             Secured Promissory Note, dated
                             December 31, 1996, to Navistar
                             International Transportation Corp.

Exhibit No.                  Description                                Location
-----------                  -----------                                --------
10(a)(2)                     Amendment No. 1 to Secured                 Filed Herein
                             Promissory Note, dated
                             December 31, 1996, to Navistar
                             International Transportation Corp.

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

10(b)                        Comprehensive Supply Agreement,             Filed herein
                             dated December 31, 1996, by and between
                             Navistar International Transportation
                             Corp. and Core Materials Corporation

10(d)                        Registration Rights Agreement, dated        Filed herein
                             December 31, 1996, by and between
                             Navistar International Transportation
                             Corp. and various other persons who
                             become parties pursuant to the agreement


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

10(e)(1)                     Amendment, dated March 29, 2001, to         Incorporated by reference
                             the Loan Agreement dated December 3, 1997   to Exhibit 10(e)(1) to
                             by and between Core Materials Corporation   Annual Report on Form 10-K
                             and Key Bank National Association           for the year ended December, 31
                                                                         2000

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

10(f)(1)                     Amendment, dated March 29, 2001, to            Incorporated by reference
                             Master Equipment Lease Agreement(2) by         to Exhibit 10(f)(1) to
                             and between KeyCorp Leasing,                   Annual Report on Form
                             a division of  Key Corporate                   10-K for the year ended
                             Capital, Inc. and Core Materials               December 31, 2000
                             Corporation

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

10(h)(1)                     Amendment, dated March 29, 2001, to            Incorporated by reference
                             Reimbursement Agreement, dated                 to Exhibit 10(h)(1) to
                             April 1, 1998, by and between Core             Annual Report on Form
                             Materials Corporation and Key Bank             10-K for the year ended
                             National Association                           December 31, 2000

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

Exhibit No.                  Description                                Location
-----------                  -----------                                --------
10(k)                        Long Term Equity Incentive Plan(3)         Incorporated by
                                                                        reference to Exhibit
                                                                        4(e) to Registration
                                                                        Statement on Form
                                                                        S-8 (Registration
                                                                        No. 333-29203)

10(l)                        1995 Stock Option Plan(3)                  Filed herein

10(m)                        2000-2001 Informal Cash                    Incorporated by reference
                             Profit Sharing Plan(3)                     to Exhibit 10(m) on Form
                                                                        10-K for the year ended
                                                                        December 31, 2000

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

10(o)                        Compensation Agreement with                Incorporated by reference
                             Malcolm M. Prine(3)                        to Exhibit 10(o) to Annual
                                                                        Report on Form 10-K for
                                                                        the year ended December 31,
                                                                        2000

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

23                           Consent of Deloitte & Touche LLP           Filed Herein

24                           Powers of Attorney                         Filed Herein

(1) The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30) of the Asset Purchase Agreement. Core Materials Corporation will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

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