Form 10-Q
period 2002-03-31
CORE MATERIALS CORP
filed 2002-05-15
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

                             Yes [ X ]       NO [   ]

         As of May 14, 2002, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,     DECEMBER 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (UNAUDITED)

ASSETS
Cash and cash equivalents                          $  4,678,113    $  3,194,156
Accounts receivable (less allowance for
  doubtful accounts:
  March 31, 2002 - $503,000;
  December 31, 2001 - $715,000)                      13,913,686      11,946,137
Inventories:
  Finished and work in process goods                  2,497,758       1,679,745
  Stores                                              1,961,612       2,222,250
                                                   ------------    ------------
    Total inventories                                 4,459,370       3,901,995

Deferred tax asset                                    1,079,995       1,079,995
Prepaid expenses and other current assets             1,763,276       1,704,262
                                                   ------------    ------------
    Total current assets                             25,894,440      21,826,545

Property, plant and equipment                        42,849,846      42,759,871
Accumulated depreciation                            (17,857,986)    (17,398,659)
                                                   ------------    ------------
Property, plant and equipment - net                  24,991,860      25,361,212

Deferred tax asset - net                             11,547,641      11,692,678
Mortgage-backed security investment                     602,550         924,041
Goodwill                                              1,097,433       1,097,433
Other assets                                            392,372         405,356
                                                   ------------    ------------
TOTAL                                              $ 64,526,296    $ 61,307,265
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
  Current portion long-term debt                   $    365,000    $    355,000
  Accounts payable                                    6,186,157       3,756,735
  Accrued liabilities:
    Compensation and related benefits                 2,957,242       3,050,120
    Interest                                            478,715          85,939
    Taxes                                               954,346         636,934
    Graduated lease payments                            946,585         889,267
    Professional fees                                   304,632         417,487
    Other accrued liabilities                           807,024         848,826
                                                   ------------    ------------
        Total current liabilities                    12,999,701      10,040,308

Long-term debt                                       25,920,150      26,015,150
Interest rate swap                                      285,716         366,826
Deferred long-term gain                               1,895,328       2,008,716
Postretirement benefits liability                     5,262,245       5,340,164

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value,
  authorized shares - 20,000,000;                        97,787          97,787
  Outstanding shares:  March 31, 2002 and
  December 31, 2001 - 9,778,680

Paid-in capital                                      19,251,392      19,251,392
Accumulated other comprehensive income (loss),
  net of income tax effect                             (188,572)       (242,105)
Retained earnings (deficit)                            (997,451)     (1,570,973)
                                                   ------------    ------------
    Total stockholders' equity                       18,163,156      17,536,101
                                                   ------------    ------------
TOTAL                                              $ 64,526,296    $ 61,307,265
                                                   ============    ============


See notes to consolidated financial statements

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                              ----------------------------
                                                  2002               2001
                                              ------------    ------------
       NET SALES:
       International                          $ 10,248,853    $  9,986,041
       Yamaha                                    4,133,050       5,630,788
       Lear                                      2,273,182         326,675
       Freightliner                              1,740,468            --
       Other                                     1,901,114       3,155,781
                                              ------------    ------------
         Total Sales                            20,296,667      19,099,285
                                              ------------    ------------
     Cost of Sales                              16,682,174      16,428,104
     Postretirement benefits expense               255,989         253,872
                                              ------------    ------------
         Total cost of sales                    16,938,163      16,681,976
                                              ------------    ------------
     GROSS MARGIN                                3,358,504       2,417,309
                                              ------------    ------------
     Selling, general and administrative
       expense                                   1,904,271       1,967,692
     Postretirement benefits expense                60,047          59,550
                                              ------------    ------------
         Total selling, general and
           administrative expense                1,964,318       2,027,242

     INCOME BEFORE INTEREST AND TAXES            1,394,186         390,067

     Interest income                                35,651          96,006
     Interest expense                             (501,161)       (479,833)
                                              ------------    ------------
     INCOME BEFORE INCOME TAXES                    928,676           6,240
     Income taxes:
       Current                                     237,695           1,027
       Deferred                                    117,459           1,557
                                              ------------    ------------
         Total income taxes                        355,154           2,584
                                              ------------    ------------
     NET INCOME                               $    573,522    $      3,656
                                              ============    ============
     NET INCOME PER COMMON SHARE:
       Basic & diluted                        $       0.06    $       0.00

     WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic and diluted                         9,778,680       9,778,680


See notes to consolidated financial statements

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                               COMMON STOCK                                          ACCUMULATED
                                                OUTSTANDING                                              OTHER          TOTAL
                                                                        PAID-IN        RETAINED      COMPREHENSIVE   STOCKHOLDERS'
                                          SHARES          AMOUNT        CAPITAL        EARNINGS      INCOME (LOSS)      EQUITY
                                        -----------    -----------    -----------    -----------     -------------   -------------

BALANCE AT JANUARY 1, 2002                9,778,680    $    97,787    $19,251,392    $(1,570,973)    $  (242,105)     $17,536,101

Net Income                                                                               573,522                          573,522

Hedge accounting effect of the                                                                            53,533           53,533
interest rate swap at March 31,
2002, net of deferred income tax
expense of $27,578
                                        -----------    -----------    -----------    -----------     -----------      -----------
BALANCE AT MARCH 31, 2002                 9,778,680    $    97,787    $19,251,392       (997,451)    $  (188,572)     $18,163,156
                                        ===========    ===========    ===========    ===========     ===========      ===========


See notes to consolidated financial statements.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2002           2001
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   573,522    $     3,656
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                          506,416        536,095
  Deferred income taxes                                  117,459          1,557
  Loss on disposal of assets                                  --         31,359
  Amortization of gain on sale/leaseback
  transactions                                          (113,388)      (113,388)
  Change in operating assets and liabilities:
    Accounts receivable                               (1,967,549)      (976,525)
      Inventories                                       (557,375)      (222,889)
      Prepaid and other assets                           (59,014)     1,288,567
      Accounts payable                                 2,429,422      2,638,790
      Accrued and other liabilities                      519,971      1,077,160
      Postretirement benefits liability                  (77,919)       253,115
                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,371,545      4,517,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment               (124,079)      (572,509)
Proceeds from sale of property and equipment                  --         19,800
Proceeds from maturities on mortgage-backed
security investment                                      321,491          6,672
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      197,412       (546,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of principal on industrial revenue bond          (85,000)       (80,000)
                                                     -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                    (85,000)       (80,000)

NET INCREASE IN CASH                                   1,483,957      3,891,460
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,194,156      2,712,412
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 4,678,113    $ 6,603,872
                                                     ===========    ===========
Cash paid for:
   Interest (net of amounts capitalized)             $    85,592    $    59,332
                                                     ===========    ===========
   Income taxes (refund)                             $   (15,905)   $   (39,544)
                                                     ===========    ===========


See notes to consolidated financial statements.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation and its subsidiaries ("Core Materials") at March 31, 2002, and the results of its operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2001 Annual Report to Shareholders, should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2002.

         Core Materials Corporation and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound (SMC) in a closed mold process. The Matamoros, Mexico facility produces reinforced plastic products by spray-up and hand-lay-up open mold processes and vacuum assisted resin infused (VRIM) closed mold process.


2. EARNINGS PER COMMON SHARE

         Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three months ended March 31, 2002, and March 31, 2001, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.

3. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income (loss), net of tax, are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                         2002       2001
                                                       --------   --------
            Net income                                 $573,522   $  3,656

            Hedge accounting effect of interest rate     53,533    (81,290)
            swap, net of tax effect of $27,578 and
            $41,877, respectively
                                                       --------   --------
             Comprehensive income (loss)               $627,055   $(77,634)
                                                       ========   ========


4. ACQUISITION OF AIRSHIELD CORPORATION ASSETS

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

         The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of substantially all of the assets of Airshield Corporation had occurred at the beginning of 2001.

                                                      Quarter Ended
                                                      March 31, 2001
                                                      --------------

            Net sales                                  $ 22,885,276
                                                       ============
            Net income (loss)                          $   (410,139)
                                                       ============
            Net income (loss) per share-
               basic and diluted                       $      (0.04)
                                                       ============


         The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The effects of the acquisition have been included in the consolidated statement of income since the acquisition date.


5. NEW ACCOUNTING PRONOUNCEMENTS

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

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. Due to the adoption of SFAS No. 142, the Company does not amortize goodwill. The total net book value of goodwill at March 31, 2002 was $1,097,433, and there was no goodwill recorded at March 31, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this statement, as of January 1, 2002, did not have an impact on the Company's consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial product industries, the general economy, competitive factors, the dependence on four major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.


                                    OVERVIEW

         Core Materials is a compounder of sheet molding composite ("SMC") and molder of fiberglass reinforced plastics. The Company produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including medium and heavy-duty trucks, automobiles, personal watercraft and other commercial products. The demand for Core Materials' products is affected by economic conditions in the United States, Canada and Mexico. Core Materials' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Materials' operations may change proportionately more than revenues from operations.

         On December 31, 1996, Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics was a compounder and compression molder of SMC. In October 2001, Core Materials acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Materials expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes. The acquisition was accounted for under the purchase accounting method and accordingly the effects of the acquisition are included in the results of operations and financial condition of Core Materials from the date of the acquisition and forward.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2002, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net sales for the three months ended March 31, 2002, totaled $20,297,000 representing an approximate 6% increase from the $19,099,000 reported for the three months ended March 31, 2001. Sales to International increased to $10,249,000 from $9,986,000 for the three months ended March 31, 2001. The reason for the increase was due to additional business with International that was obtained as a result of the October 2001 acquisition, noted above. Sales to Yamaha decreased for the three months ended March 31, 2002, by approximately 27% to $4,133,000 compared with $5,631,000 for the three months ended March 31, 2001. The decrease in sales to Yamaha was primarily due to the negative impact general economic conditions have had on the demand for personal watercraft. Sales to Lear increased to $2,273,000 for the three months ended March 31, 2002, from $327,000 for the same period a year ago primarily due to the first quarter of 2001 being the ramp up of production for the Lear product. Additionally, sales to Freightliner totaled $1,740,000 for the three months ended March 31, 2002. Core Materials began selling product to Freightliner in the fourth quarter of 2001 as a result of the October 2001 acquisition, noted above.

         Sales to other customers for the three months ended March 31, 2002, decreased approximately 40% to $1,901,000 from $3,156,000 for the three months ended March 31, 2001. The decrease in sales was primarily the result of Core Materials discontinuing its business relationship with Case/New Holland in 2001. For the three months ending March 31, 2001, sales to Case/New Holland amounted to $2,190,000. Offsetting a portion of the decreases were sales of $938,000 to other various customers brought on from the acquisition noted above.

         Gross Margin was approximately 16.5% of sales for the three months ended March 31, 2002, compared with 12.7% for the three months ended March 31, 2001. The increase in gross margin, as a percent of sales from the prior year, was due to a combination of many factors including improved labor utilization, improved manufacturing processes leading to a reduction of scrap costs, and reduced energy costs at the Company's Columbus, Ohio and Gaffney, South Carolina facilities. Gross margin from the newly established operation resulting from the acquisition noted above was generally in line with the Company's historical business. During the quarter, gross margin for this operation was favorably impacted by temporary customer price concessions. These price concessions expired in April 2002; however, the Company expects the gross margin for this operation to stay in line with its other operations due to continuing efforts to improve manufacturing processes and reduce manufacturing costs.

         Selling, general and administrative expenses ("SG&A") totaled $1,964,000 for the three months ended March 31, 2002, decreasing from $2,027,000 for the three months ended March 31, 2001. Downsizing of the workforce and cost saving programs implemented in the Columbus, Ohio and Gaffney, South Carolina facilities were offset by the addition of the Mexican operation.

         Interest expense totaled $501,000 for the three months ended March 31, 2002, increasing from $480,000 for the three months ended March 31, 2001. The increase in interest expense from 2001 was primarily due to interest expense being reduced in 2001 by a higher amount of capitalized interest associated with assets being constructed. Interest rates experienced by the Company with respect to the industrial revenue bond were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument.

         Income taxes for the three months ended March 31, 2002, are estimated to be approximately 38% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the three months ended March 31, 2002, are estimated to be approximately $238,000, which reflects federal alternative minimum, state and local taxes.

         Net income for the three months ended March 31, 2002, was $574,000, or $.06 per basic and diluted share, representing an increase of $570,000 over the net income for the three months ended March 31, 2001, of $4,000, or $.00 per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the three months ended March 31, 2002, totaled $1,372,000. Net income increased operating cash flows by $574,000. Also adding positive cash flow was an increase in accounts payable of $2,429,000, primarily related to timing effects. Additionally, depreciation and amortization provided $506,000 in positive cash flow. Decreasing the operating cash flow was an increase in accounts receivable of $1,968,000, which was primarily due to the increased volume in sales in the first quarter of 2002 compared to the volume in the fourth quarter of 2001. Also decreasing the operating cash flow was an increase in inventory of $557,000 primarily due to the Company building ahead on certain products due to scheduled tooling refurbishments.

         Investing activities increased cash flow by $197,000 for the three months ended March 31, 2002. Capital expenditures totaled $124,000, which was primarily related to the acquisition of machinery and equipment. Offsetting these expenditures were proceeds from maturities on the Company's mortgage-backed security investment of $321,000.

         Financing activities reduced cash flow by $85,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

         At March 31, 2002, Core Materials had cash on hand of $4,678,000 and an available line of credit of $7,500,000, which is scheduled to mature on August 1, 2002. As of March 31, 2002, Core Materials was in violation of two of its three financial debt covenants for its line of credit, its letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2002, if Core Materials operates in compliance with financial projections for fiscal year 2002 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the financial projections for the three months ended March 31, 2002, and the bank has waived the covenants for this period. Management expects Core Materials to meet these projections for the remainder of 2002. However, if performance should fall below these projections or if a material adverse change in the financial position of Core Materials should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.


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

Income taxes:
         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for the valuation allowance and recorded a valuation allowance (see Note 10 to the consolidated financial statements for the year ended December 31, 2001, included in the 2001 Annual Report to Shareholders). The valuation reserve will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized.

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

         Core Materials has the following five items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at March 31, 2002, of $6,365,000. Interest is variable and is computed weekly; the average interest rate charged for the three months ended March 31, 2002, was 1.6%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of March 31, 2002, of $19,920,000 that bears interest at a fixed annual rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity; (4) Revolving line of credit which bears interest at LIBOR plus three and one-quarter percent or prime plus one-quarter percent; and (5) Foreign currency purchases in which Core Materials purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the three month periods ended March 31, 2002, and 2001, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material changes in the two legal proceedings reported in Form 10-K for the year ending December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No submission of matters to a vote of security holders occurred for the three months ended March 31, 2002.

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

                                 CORE MATERIALS CORPORATION


Date: May 15, 2002               By: /s/ James L. Simonton
      ------------                   -----------------------------------------
                                     James L. Simonton
                                     President, Chief Executive Officer
                                       and Director


Date: May 15, 2002               By:  /s/ Kevin L. Barnett
      ------------                   -----------------------------------------
                                     Kevin L. Barnett
                                     Vice President, Treasurer, Secretary, and
                                       Chief Financial Officer

                                INDEX TO EXHIBITS


  EXHIBIT NO.                DESCRIPTION                                              LOCATION
  -----------                -----------                                              --------

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

  2(a)(2)                    Second Amendment to Asset Purchase Agreement             Incorporated by reference to
                             dated December 16, 1996(1)                               Exhibit 2(a)(2) to Annual
                                                                                      Report on Form 10-K for the
                                                                                      year-ended December 31, 2001

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

  2(b)(2)                    First Amendment to Agreement and Plan of                 Incorporated by reference to
                             Merger dated as of December 27, 1996                     Exhibit 2(b)(2) to Annual
                             Between Core Materials Corporation and                   Report on Form 10-K
                             RYMAC Mortgage Investment Corporation                    for the year ended
                                                                                      December 31, 1997

  2(c)(1)                    Asset Purchase Agreement dated as of October 10,         Incorporated by reference to
                             2001, between Core Materials Corporation and             Exhibit 1 to Form 8K
                             Airshield Corporation                                    filed October 31, 2001

  3(a)(1)                    Certificate of Incorporation of Core Materials           Incorporated by reference to
                             Corporation As filed with the Secretary of               Exhibit 4(a) to Registration
                             State of Delaware on October 8, 1996                     Statement on Form S-8
                                                                                      (Registration No. 333-29203)

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

  3(b)                       By-Laws of Core Materials Corporation                    Incorporated by reference to
                                                                                      Exhibit 3-C to Registration
                                                                                      Statement on Form S-4
                                                                                      (Registration No. 333-15809)

  EXHIBIT NO.                DESCRIPTION                                              LOCATION
  -----------                -----------                                              --------

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