Form 10-Q
period 2002-06-30
CORE MATERIALS CORP
filed 2002-08-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   June 30, 2002
                                                   -------------
                                       OR

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
                                                    --------------


                                       N/A
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X ]               NO  [   ]

         As of August 13, 2002, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    2002                  2001
                                                                                ------------          ------------
                                                                                 (UNAUDITED)
ASSETS

Cash and cash equivalents                                                       $  6,197,046          $  3,194,156
Accounts receivable (less allowance for doubtful accounts:
    June 30, 2002 - $436,000; December 31, 2001 - $715,000)                       14,295,172            11,946,137
Inventories:
    Finished and work in process goods                                             2,176,443             1,679,745
    Stores                                                                         2,317,643             2,222,250
                                                                                ------------          ------------
        Total inventories                                                          4,494,086             3,901,995

Deferred tax asset                                                                 1,079,995             1,079,995
Prepaid expenses and other current assets                                          1,641,146             1,704,262
                                                                                ------------          ------------
        Total current assets                                                      27,707,445            21,826,545

Property, plant and equipment
                                                                                  42,986,545            42,759,871
Accumulated depreciation                                                         (18,351,419)          (17,398,659)
                                                                                ------------          ------------
Property, plant and equipment - net                                               24,635,126            25,361,212

Deferred tax asset - net                                                          11,436,144            11,692,678
Mortgage-backed security investment                                                  298,155               924,041
Goodwill                                                                           1,097,433             1,097,433
Other assets                                                                         379,387               405,356
                                                                                ------------          ------------

TOTAL                                                                           $ 65,553,690          $ 61,307,265
                                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                               $    370,000          $    355,000
   Accounts payable                                                                7,051,115             3,756,735

   Accrued liabilities:
     Compensation and related benefits                                             2,353,004             3,050,120
     Interest                                                                         91,479                85,939
     Taxes                                                                         1,139,295               636,934
     Graduated lease payments                                                      1,003,902               889,267
     Professional fees                                                               359,462               417,487
     Other accrued liabilities                                                       886,091               848,826
                                                                                ------------          ------------
        Total current liabilities                                                 13,254,348            10,040,308

Long-term debt                                                                    25,825,150            26,015,150
Interest rate swap                                                                   474,256               366,826
Deferred long-term gain                                                            1,781,939             2,008,716
Postretirement benefits liability                                                  5,512,256             5,340,164

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                       97,787                97,787
    Outstanding shares:  June 30, 2002 and December 31, 2001 -
    9,778,680
Paid-in capital                                                                   19,251,392            19,251,392
Accumulated other comprehensive income (loss), net of income tax effect             (313,009)             (242,105)
Retained earnings (deficit)                                                         (330,429)           (1,570,973)
                                                                                ------------          ------------
    Total stockholders' equity                                                    18,705,741            17,536,101
                                                                                ------------          ------------

TOTAL                                                                           $ 65,553,690          $ 61,307,265
                                                                                ============          ============


See notes to consolidated financial statements

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                     ------------------------------      ------------------------------
                                                         2002              2001              2002              2001
                                                     ------------      ------------      ------------      ------------
NET SALES:
     International                                   $ 11,343,819      $ 10,367,570      $ 22,322,280      $ 21,517,926
     Yamaha                                             4,357,232         3,487,594         8,490,282         9,118,382
     Lear                                               1,807,263         2,727,743         4,080,445         3,054,418
     Freightliner                                       2,628,821              --           4,369,289              --
     Paccar                                             4,236,438              --           4,526,055              --
     Other                                              2,278,041         1,860,506         3,889,538         5,286,287
                                                     ------------      ------------      ------------      ------------
       Total Sales                                     26,651,614        18,443,413        47,677,889        38,977,013
                                                     ------------      ------------      ------------      ------------

Cost of Sales                                          22,282,646        15,740,647        39,620,710        33,629,339
Postretirement benefits expense                           250,084           267,814           506,073           521,686
                                                     ------------      ------------      ------------      ------------
       Total cost of sales                             22,532,730        16,008,461        40,126,783        34,151,025
                                                     ------------      ------------      ------------      ------------

GROSS MARGIN                                            4,118,884         2,434,952         7,551,106         4,825,988
                                                     ------------      ------------      ------------      ------------

Selling, general and administrative expense             2,488,786         1,677,933         4,466,775         3,619,352
Postretirement benefits expense                            62,521            58,789           122,568           118,339
                                                     ------------      ------------      ------------      ------------
       Total selling, general and administrative        2,551,307         1,736,722         4,589,343         3,737,691
expense

INCOME BEFORE INTEREST AND TAXES                        1,567,577           698,230         2,961,763         1,088,297

Interest income                                            34,905           104,008            70,556           200,014
Interest expense                                         (507,028)         (502,313)       (1,008,189)         (982,146)
                                                     ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                              1,095,454           299,925         2,024,130           306,165

Income taxes:
     Current                                              252,831            49,327           490,526            50,355
     Deferred                                             175,601            74,841           293,060            76,398
                                                     ------------      ------------      ------------      ------------
       Total income taxes                                 428,432           124,168           783,586           126,753
                                                     ------------      ------------      ------------      ------------

NET INCOME                                           $    667,022      $    175,757      $  1,240,544      $    179,412
                                                     ============      ============      ============      ============

NET INCOME PER COMMON SHARE:
     Basic and diluted                               $       0.07      $       0.02      $       0.13      $       0.02
                                                     ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                  9,778,680         9,778,680         9,778,680         9,778,680
                                                     ============      ============      ============      ============


See notes to consolidated financial statements

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                      ACCUMULATED
                                           COMMON STOCK                               RETAINED           OTHER            TOTAL
                                           OUTSTANDING                 PAID-IN        EARNINGS       COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES          AMOUNT           CAPITAL        (DEFICIT)      INCOME (LOSS)       EQUITY
                                   -----------      -----------      -----------     -----------     -------------     -----------
BALANCE AT JANUARY 1, 2002           9,778,680      $    97,787      $19,251,392     $(1,570,973)     $  (242,105)     $17,536,101

Net Income                                                                             1,240,544                         1,240,544


Hedge accounting effect of the                                                                            (70,904)         (70,904)
interest rate swap at June 30,
2002, net of deferred income
tax benefit of $36,526
                                   -----------      -----------      -----------     -----------      -----------      -----------
BALANCE AT JUNE 30, 2002             9,778,680      $    97,787      $19,251,392     $  (330,429)     $  (313,009)     $18,705,741
                                   ===========      ===========      ===========     ===========      ===========      ===========


See notes to consolidated financial statements.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    2002                  2001
                                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $ 1,240,544           $   179,412


Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                  1,006,194             1,073,081

   Deferred income taxes                                                            293,060                76,398

   Loss on disposal of assets                                                          --                  33,203

   Amortization of gain on sale/leaseback transactions                             (226,777)             (226,777)

   Loss/(gain) on translation of foreign currency financial statements              (34,704)                 --

   Change in operating assets and liabilities:

      Accounts receivable                                                        (2,349,035)             (932,179)

      Inventories                                                                  (592,091)             (317,746)

      Prepaid and other assets                                                       63,116             1,710,027

      Accounts payable                                                            3,294,380             2,970,618

      Accrued and other liabilities                                                 (95,340)              955,009

      Postretirement benefits liability                                             172,092               211,776
                                                                                -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         2,771,439             5,732,822

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                          (219,435)             (922,909)

Proceeds from sale of property and equipment                                           --                  19,800

Proceeds from maturities on mortgage-backed security investment                     625,886               260,196
                                                                                -----------           -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 406,451              (642,913)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of principal on industrial revenue bond                                    (175,000)             (160,000)
                                                                                -----------           -----------

NET CASH USED IN FINANCING ACTIVITIES                                              (175,000)             (160,000)

NET INCREASE IN CASH                                                              3,002,890             4,929,909
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  3,194,156             2,712,412
                                                                                -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 6,197,046           $ 7,642,321
                                                                                ===========           ===========
Cash paid for:
   Interest (net of amounts capitalized)                                        $   958,319           $   116,580
                                                                                ===========           ===========
   Income taxes (refund)                                                        $   (15,095)          $    60,456
                                                                                ===========           ===========



See notes to consolidated financial statements.

                   CORE MATERIALS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Materials Corporation and its subsidiaries ("Core Materials") at June 30, 2002, and the results of its operations and cash flows. The "Notes to Consolidated Financial Statements", which are contained in the 2001 Annual Report to Shareholders, should be read in conjunction with these unaudited Consolidated Financial Statements.

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


2. EARNINGS PER COMMON SHARE

          Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and six months ended June 30, 2002 and 2001, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.


3. COMPREHENSIVE INCOME

         Comprehensive income represents net income plus the results of certain non-stockholders' equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                            -----------------------------      -----------------------------
                                                               2002              2001             2002              2001
                                                            -----------       -----------      -----------       -----------
Net income                                                  $   667,022       $   175,757      $ 1,240,544       $   179,412

Hedge accounting effect of the interest rate swap, net
of tax effect of $64,104 benefit and $30,932 expense
for the three months ending June 30, respectively; and
$36,526 and $64,913 tax benefit for the six months
ending June 30, respectively                                   (124,437)           60,045          (70,904)         (126,007)
                                                            -----------       -----------      -----------       -----------
 Comprehensive income                                       $   542,585       $   235,802      $ 1,169,640       $    53,405
                                                            ===========       ===========      ===========       ===========


4. ACQUISITION OF AIRSHIELD CORPORATION ASSETS

         On October 16, 2001, Core Materials Corporation purchased substantially all of the assets, consisting primarily of inventory, accounts receivable and manufacturing equipment, of Airshield Corporation, a privately held manufacturer of fiberglass reinforced plastic parts for the truck and automotive-aftermarket industries. Airshield was based in Brownsville, Texas, with manufacturing operations in Matamoros, Mexico. Airshield had been operating under Chapter 11 bankruptcy protection since March 2001. Core Materials Corporation has continued operations from Airshield's former manufacturing facility in Matamoros, Mexico.

         The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of substantially all of the assets of Airshield Corporation had occurred at the beginning of 2001.

                                            Quarter Ended       Year to Date
                                            June 30, 2001       June 30, 2001
                                            -------------       ------------
          Net sales                         $  21,244,232       $ 44,129,508
                                            =============       ============

          Net income (loss)                 $    (238,038)      $   (648,177)
                                            =============       ============

          Net income (loss) per share-
             basic and diluted              $       (0.02)      $      (0.07)
                                            =============       ============

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

5. NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001. The acquisition of substantially all of the assets of Airshield Corporation, which took place on October 16, 2001, was accounted for under SFAS No. 141.

         Effective January 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. Due to the adoption of SFAS No. 142, the Company does not amortize goodwill. The total net book value of goodwill at June 30, 2002 was $1,097,433, and there was no goodwill recorded at June 30, 2001.

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

6. RECLASSIFICATION OF PRIOR YEAR INFORMATION

         In the current year, the Company has classified completed tooling projects as revenue and cost of goods sold in the statement of income. Previously, the Company classified the net effect of tooling projects as a miscellaneous gain (loss) in selling, general and administrative expenses. Tooling projects are and have been accounted for under the completed contracts method. For comparative purposes, amounts in prior years have been reclassified to conform to current year presentations. Second quarter 2001 tooling revenue was $985,000 and the associated cost of goods sold $960,000. For the six months ending June 30, 2001 tooling revenue amounted to $2,419,000 and the applicable costs of goods sold was $2,420,000.

This change in classification had no effect on previously reported net income, cash flow or stockholders' equity.

7. SUBSEQUENT EVENTS

         On August 2, 2002, Core Materials Corporation filed a definitive proxy statement with the Securities and Exchange Commission seeking approval from its stockholders of record on July 29, 2002, to change the name of Core Materials Corporation to Core Molding Technologies, Inc. A special stockholders' meeting will take place on August 28, 2002, to determine if the Company's stockholders will approve the name change.

         In September 2002, the Company anticipates changing its ticker symbol on the American Stock Exchange from "CME" to "CMT". This change is taking place because another corporation has offered to purchase the rights to use "CME" from the Company for $500,000 and other promotional considerations.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Materials' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial product industries, the general economy, competitive factors, the dependence on a few major customers, the recent efforts of Core Materials to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.


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

         On December 31, 1996, Core Materials acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics was a compounder and compression molder of SMC. In October 2001, Core Materials acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Materials expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes ("VRIM"). The acquisition was accounted for under the purchase accounting method and accordingly the effects of the acquisition are included in the results of operations and financial condition of Core Materials from the date of the acquisition and forward.


RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS
    ENDED JUNE 30, 2001

    Net sales for the three months ended June 30, 2002, totaled $26,652,000 representing an approximate 45% increase from the $18,443,000 reported for the three months ended June 30, 2001. Sales to International increased to $11,344,000 from $10,368,000 for the three months ended June 30, 2002. The primary reason for the increase was due to additional business with International that was obtained as a result of the October 2001 acquisition, noted above. Sales to Yamaha increased for the three months ended June 30, 2002 to $4,357,000 compared with $3,488,000 for the three months ended June 30, 2001. The increase in Yamaha sales is primarily the result of the introduction of Yamaha's new four-cycle personal watercraft. The Company also saw additions to sales due to new business with Freightliner and Paccar. Sales to Freightliner amounted to $2,629,000 for the three months ended June 30, 2002. These sales were the result of the October 2001 acquisition, noted above. Sales to Paccar amounted to $4,236,000 for the three months ended June 30, 2002. Sales to Paccar were generated primarily from the completion of tooling projects for new business that the Company has acquired. Sales to Lear Corporation decreased to $1,807,000 for the three months ended June 30, 2002 compared to sales of $2,728,000 for the three months ended June 30, 2001. The primary reason for this decrease was due to reductions in selling prices for Lear products.

    Sales to other customers for the three months ended June 30, 2002, increased approximately 22% to $2,278,000 from $1,861,000 for the three months ended June 30, 2001. The increase was primarily due to sales of $363,000 to other customers obtained from the acquisition noted above.

    For the three months ended June 30, 2002, tooling sales amounted to $5,209,000, as compared to $989,000 for the three months ended June 30, 2001. Tooling sales accounted for 19.5% of total sales revenue for the three months ended June 30, 2002. This amount was 5.4% for the three months ended June 30, 2001. Tooling projects are sporadic in nature and do not represent a recurring trend.

    Gross margin was 15.5% of sales for the three months ended June 30, 2002, compared with 13.2% for the three months ended June 30, 2001. The increase in gross margin as a percent of sales, from the prior year, is primarily due to improvements in material, labor efficiency and repair and maintenance costs at the Company's Columbus, Ohio facility. Gross margins from the newly established operations resulting from the acquisition noted above were generally in line with the Company's historical business. Partially offsetting the increase in gross margin were the price reductions for the Lear product as noted above, which is produced at the Company's Gaffney, South Carolina facility. Also, completed tooling projects for the quarter ended June 30, 2002, had a slightly dilutive effect on gross margin percentage.

    Selling, general and administrative expenses ("SG&A") totaled $2,551,000 for the three months ended June 30, 2002, increasing from $1,737,000 for the three months ended June 30, 2001. The increase from 2001 was primarily due to the additional costs added as a result of the new Mexican operation.

     Interest expense totaled $507,000 for the three months ended June 30, 2002, increasing slightly from $502,000 for the three months ended June 30, 2001. Interest rates experienced by the Company with respect to the industrial revenue bond were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument. Interest income totaled $35,000 for the three months ended June 30, 2002, decreasing from $104,000 for the three months ended June 30, 2001 primarily due to a decrease in funds available for investment and the decrease in the interest rate for that investment.

    Income taxes for the three months ended June 30, 2002, are estimated to be approximately 39% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the three months ended June 30, 2002, are estimated to be approximately $253,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the three months ended June 30, 2002, was $667,000 or $.07 per basic and diluted share, an increase of $491,000 over the net income for the three months ended June 30, 2001, of $176,000 or $.02 per basic and diluted share.

    SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

    Net sales for the six months ended June 30, 2002, totaled $47,678,000 representing an approximate 22.3% increase from the $38,977,000 reported for the six months ended June 30, 2001. Sales to International increased slightly to $22,322,000 from $21,518,000 for the six months ended June 30, 2002. The primary reason for the increase was due to additional business with International that was obtained as a result of the October 2001 acquisition, noted above. Sales to Lear increased to $4,080,000 for the six months ended June 30, 2002 from $3,054,000 for the same period a year ago. The primary reason for the increase was due to the product for Lear being introduced in early 2001 with initial sales volumes being relatively low. This increase is partially offset by reductions in selling prices as noted above. The Company also saw additions to sales due to new business to Freightliner and Paccar. This increase was due to the reasons noted above for the three months ended June 30, 2002. Sales to Yamaha decreased slightly for the six months ended June 30, 2002 to $8,490,000 compared with $9,118,000 for the six months ended June 30, 2001. The decrease in Yamaha sales is primarily due to the negative impact general economic conditions have had on the demand for personal watercraft.

    Sales to other customers for the six months ended June 30, 2002, decreased to $3,890,000 from $5,286,000 for the six months ended June 30, 2001. The decrease in sales was primarily the result of the Company discontinuing its business relationship with Case/New Holland. Sales to Case/New Holland were $3,170,000 for the six months ended June 30, 2001. Partially offsetting these amounts were sales to other customers obtained from the acquisition noted above.

    For the six months ended June 30, 2002, tooling sales amounted to $5,939,000, as compared to $2,425,000 for the six months ended June 30, 2001. Tooling sales accounted for 12.5% of total sales revenue for the six months ended June 30, 2002. This amount was 6.2% for the six months ended June 30, 2001. Tooling projects are sporadic in nature and do not represent a recurring trend.

    Gross margin was 15.8% of sales for the six months ended June 30, 2002, compared with 12.4% for the six months ended June 30, 2001. The increase in gross margin, as a percent of sales from the prior year, was due to a combination of many factors including improved labor utilization, improved manufacturing processes leading to a reduction of scrap costs, reduced energy costs and repairs and maintenance costs at the

Company's Columbus, Ohio facility. Gross margins from the newly established operations resulting from the acquisition noted above were generally in line with the Company's historical business. Partially offsetting the increase in gross margin were the price reductions for the Lear product as noted above, which is produced at the Company's Gaffney, South Carolina facility. Also, completed tooling projects for the six months ended June 30, 2002, had a slightly dilutive effect on gross margin percentage.

    SG&A totaled $4,589,000 for the six months ended June 30, 2002, increasing from $3,738,000 for the six months ended June 30, 2001. The increase from the 2001 amount is primarily due to the reasons noted above for the three months.

    Interest expense totaled $1,008,000 for the six months ended June 30, 2002, increasing slightly from $982,000 for the six months ended June 30, 2001, for the reason noted above. Interest income totaled $71,000 for the six months ended June 30, 2002, decreasing from $200,000 for the six months ended June 30, 2001 for the reason noted above.

    Income taxes for the six months ended June 30, 2002, are estimated to be approximately 39% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Materials has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Materials reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the six months ended June 30, 2002, are estimated to be approximately $491,000 which reflects federal alternative minimum, state and local taxes.

    Net income for the six months ended June 30, 2002, was $1,241,000 or $.13 per basic and diluted share, an increase of $1,062,000 compared to the net income for the six months ended June 30, 2001, of $179,000 or $.02 per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         Core Materials' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the six months ended June 30, 2002, totaled $2,771,000. Net income contributed $1,241,000 with depreciation and amortization adding another $1,006,000. Adding positive operating cash flows was an increase in accounts payable of $3,294,000, primarily related to timing effects. Decreasing the operating cash flow was an increase in accounts receivable of $2,349,000, which was primarily due to increased sales volumes in the first half of 2002. Also decreasing operating cash flows was an increase in inventory of $592,000 due to production ramp up for new product launches.

         Investing activities positively affected cash flow by $406,000 for the six months ended June 30, 2002. Proceeds from maturities on Core Materials' mortgage-backed security investment totaled $626,000. Partially offsetting these proceeds were capital expenditures of $219,000 primarily related to the acquisition of machinery and equipment.

         Financing activities reduced cash flow by $175,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

         At June 30, 2002, Core Materials had cash on hand of $6,197,000 and an available line of credit of $7,500,000. As of June 30, 2002, Core Materials was in violation of two of its three financial debt covenants for its line of credit, its letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Core Materials has received a written commitment from the bank to waive these covenants each quarter through the quarter ended September 30, 2002, if Core Materials operates in compliance with financial projections for fiscal year 2002 and does not experience any material adverse change to its financial condition. Core Materials has operated in compliance with the financial projections for the three months ended June 30, 2002, and the bank has waived the covenants for this period. Management expects Core Materials to meet these projections for the remainder of 2002. However, if performance should fall below these projections or if a material adverse change in the financial position of Core Materials should occur, Core Materials' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

Inventories:
         In some cases, the Company purchases raw materials and components at anticipated production levels. Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required.

Post retirement benefits:
         Management records an accrual for post retirement costs associated with the Company sponsored health care plan. Should actual results differ from the assumptions, particularly related to future health care costs, used to determine the reserves, additional provisions may be required.

Income taxes:
         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for the valuation allowance and recorded a valuation allowance (see Note 10 to the consolidated financial statements for the year ended December 31, 2001, included in the 2001 Annual Report to Shareholders). The ability to realize deferred tax assets depends on the generation of sufficient taxable income. The valuation reserve will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized.

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

         Core Materials has the following five items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at June 30, 2002, of $6,275,000. Interest is variable and is computed weekly; the average interest rate charged for the six months ended June 30, 2002, was 1.64%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Materials has entered into an interest rate swap arrangement under which Core Materials pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of June 30, 2002, of $19,920,000 at a fixed interest rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as Core Materials has the intent and ability to hold such security to maturity; (4) Revolving line of credit, which bears interest at LIBOR plus three and one-quarter percent or prime plus one-quarter percent as elected by Core Materials; and (5) Foreign currency purchases in which Core Materials purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the six month period ended June 30, 2002 and 2001, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         No material changes in the two legal proceedings reported in Form 10-K for the year ending December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the annual meeting of the shareholders of Core Materials Corporation held May 15, 2002, the following issues were voted upon with the indicated results:

         A. ELECTION OF DIRECTORS:    SHARES VOTED FOR     SHARES VOTED AGAINST
            Thomas R. Cellitti             8,647,074            56,511
            James F. Crowley               8,561,374           142,211
            Ralph O. Hellmold              8,560,748           142,837
            Thomas M. Hough                8,561,374           142,211
            Malcolm M. Prine               8,560,074           143,511
            James L. Simonton              8,647,074            56,511

            The above elected directors constitute the full acting Board of Directors for Core Materials Corporation; all terms expire at the 2003 annual meeting of stockholders of the Company.

         B. RATIFICATION OF THE 2002 EMPLOYEE STOCK PURCHASE PLAN:

            SHARES VOTED FOR           SHARES AGAINST        SHARES ABSTAINING
                8,438,780                  244,465                 20,340

         C. RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR THE YEAR ENDING DECEMBER 31, 2002:

            SHARES VOTED FOR           SHARES AGAINST        SHARES ABSTAINING
                8,651,447                   34,163                 17,975

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



                                            CORE MATERIALS CORPORATION



Date:    August 14, 2002                    By:   /s/ James L. Simonton
         ---------------                         ------------------------------
                                                 James L. Simonton
                                                 President, Chief Executive
                                                 Officer and Director


Date:    August 14, 2002                    By:  /s/ Herman F. Dick, Jr.
         ------------------                      ------------------------------
                                                 Herman F. Dick, Jr.
                                                 Treasurer and Chief
                                                 Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT NO.      DESCRIPTION                                        LOCATION
  -----------      -----------                                        --------
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

  2(a)(2)          Second Amendment to Asset Purchase                 Incorporated by reference to
                   Agreement dated December 16, 1996(1)               Exhibit 2.a.2 to Annual
                                                                      Report on Form 10-K for the
                                                                      year-ended December 31, 2001

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

  2(c)(1)          Asset Purchase Agreement dated as of October       Incorporated by reference to
                   10, 2001, between Core Materials Corporation       Exhibit 1 to Form 8K filed
                   and Airshield Corporation                          October 31, 2001

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