Form 10-Q
period 2002-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2002-11-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    September 30, 2002
                                               --------------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from                     To
                                        -----------------        --------------


                           Commission File Number  001-12505

                         CORE MOLDING TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    31-1481870
-------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 incorporation or organization)

         800 Manor Park Drive, P.O. Box 28183
         Columbus, Ohio                                      43228-0183
-------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code  (614) 870-5000
                                                    --------------


                           CORE MATERIALS CORPORATION
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]               NO  [ ]

         As of November 14, 2002, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             2002               2001
                                                                         ------------       ------------
                                                                         (UNAUDITED)
ASSETS

Cash and cash equivalents                                                $  7,494,755       $  3,194,156
Accounts receivable (less allowance for doubtful accounts:
    September 30, 2002 - $483,000; December 31, 2001 - $715,000)           15,689,271         11,946,137
Inventories:
    Finished and work in process goods                                      1,964,111          1,679,745
    Stores                                                                  2,343,730          2,222,250
                                                                         ------------       ------------
        Total inventories                                                   4,307,841          3,901,995

Deferred tax asset                                                          1,079,995          1,079,995
Prepaid expenses and other current assets                                   1,111,558          1,704,262
                                                                         ------------       ------------
        Total current assets                                               29,683,420         21,826,545

Property, plant and equipment                                              42,878,861         42,759,871
Accumulated depreciation                                                  (18,589,049)       (17,398,659)
                                                                         ------------       ------------
Property, plant and equipment - net                                        24,289,812         25,361,212

Deferred tax asset - net                                                   11,413,525         11,692,678
Mortgage-backed security investment                                           100,842            924,041
Goodwill                                                                    1,097,433          1,097,433
Other assets                                                                  366,403            405,356
                                                                         ------------       ------------

TOTAL                                                                    $ 66,951,435       $ 61,307,265
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                        $  1,980,000       $    355,000
   Accounts payable                                                         6,693,130          3,756,735
   Accrued liabilities:
     Compensation and related benefits                                      2,650,132          3,050,120
     Interest                                                                 496,821             85,939
     Taxes                                                                  1,580,600            636,934
     Graduated lease payments                                               1,061,219            889,267
     Professional fees                                                        403,236            417,487
     Other accrued liabilities                                                664,961            848,826
                                                                         ------------       ------------
        Total current liabilities                                          15,530,099         10,040,308

Long-term debt                                                             24,125,150         26,015,150
Interest rate swap                                                            769,764            366,826
Deferred long-term gain                                                     1,668,551          2,008,716
Postretirement benefits liability                                           5,861,699          5,340,164

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                97,787             97,787
    Outstanding shares:  September 30, 2002 and December 31, 2001 -
      9,778,680
Paid-in capital                                                            19,251,392         19,251,392
Accumulated other comprehensive loss, net of income tax effect               (508,044)          (242,105)
Retained earnings (deficit)                                                   155,037         (1,570,973)
                                                                         ------------       ------------
    Total stockholders' equity                                             18,996,172         17,536,101
                                                                         ------------       ------------

TOTAL                                                                    $ 66,951,435       $ 61,307,265
                                                                         ============       ============

See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -------------------------------       -------------------------------

                                                           2002               2001               2002               2001

                                                      ------------       ------------       ------------       ------------
NET SALES:
     International                                    $ 13,261,374       $  7,630,420       $ 35,583,654       $ 29,148,346
     Yamaha                                              1,895,227          1,656,983         10,385,509         10,775,365
     Lear                                                2,434,563          4,507,380          6,515,008          7,561,798
     Freightliner                                        3,430,324               --            7,799,613               --
     Other                                               2,377,388            740,694         10,792,981          6,026,981
                                                      ------------       ------------       ------------       ------------
       Total Sales                                      23,398,876         14,535,477         71,076,765         53,512,490
                                                      ------------       ------------       ------------       ------------

Cost of Sales                                           19,769,586         13,357,657         59,390,296         46,986,996
Postretirement benefits expense                            322,025            241,640            828,098            763,326
                                                      ------------       ------------       ------------       ------------
       Total cost of sales                              20,091,611         13,599,297         60,218,394         47,750,322
                                                      ------------       ------------       ------------       ------------

GROSS MARGIN                                             3,307,265            936,180         10,858,371          5,762,168
                                                      ------------       ------------       ------------       ------------

Selling, general and administrative expense              2,374,113          1,771,725          6,840,888          5,391,077
Postretirement benefits expense                             80,506             64,233            203,074            182,572
                                                      ------------       ------------       ------------       ------------
       Total selling, general and administrative
         expense                                         2,454,619          1,835,958          7,043,962          5,573,649

Other Income                                               500,000                  -            500,000                  -

INCOME (LOSS) BEFORE INTEREST AND TAXES                  1,352,646           (899,778)         4,314,409            188,519

Interest income                                             34,829             63,600            105,385            263,614
Interest expense                                          (509,434)          (504,755)        (1,517,623)        (1,486,901)
                                                      ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                          878,041         (1,340,933)         2,902,171         (1,034,768)

Income taxes:
     Current                                               269,483           (220,537)           760,009           (170,182)
     Deferred                                              123,092           (334,610)           416,152           (258,212)
                                                      ------------       ------------       ------------       ------------
       Total income taxes                                  392,575           (555,147)         1,176,161           (428,394)
                                                      ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                     $    485,466       $   (785,786)      $  1,726,010       $   (606,374)
                                                      ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON SHARE:
     Basic and diluted                                $       0.05       $      (0.08)      $       0.18       $      (0.06)
                                                      ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                   9,778,680          9,778,680          9,778,680          9,778,680
                                                      ============       ============       ============       ============


See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                      ACCUMULATED
                                                   COMMON STOCK                         RETAINED         OTHER           TOTAL
                                                   OUTSTANDING             PAID-IN      EARNINGS     COMPREHENSIVE    STOCKHOLDERS'
                                              SHARES          AMOUNT       CAPITAL      (DEFICIT)    INCOME (LOSS)       EQUITY
                                            ---------        --------   ------------  ------------   -------------    ------------

BALANCE AT JANUARY 1, 2002                  9,778,680        $ 97,787   $ 19,251,392  $ (1,570,973)   $ (242,105)     $ 17,536,101

Net Income                                                                               1,726,010                       1,726,010


Hedge accounting effect of the                                                                          (265,939)        (265,939)
interest rate swap at September 30,
2002, net of deferred income tax
benefit of $136,999.

                                            ---------        --------   ------------  ------------    ----------      ------------
BALANCE AT SEPTEMBER 30, 2002               9,778,680        $ 97,787   $ 19,251,392  $    155,037    $ (508,044)     $ 18,996,172
                                            =========        ========   ============  ============    ==========      ============


See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      2002              2001
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $ 1,726,010       $  (606,372)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                                                    1,563,156         1,609,369

   Deferred income taxes (benefit)                                                    416,152          (258,211)

   Loss on disposal of assets                                                          20,280            33,203

   Amortization of gain on sale/leaseback transactions                               (340,165)         (340,166)

   Change in operating assets and liabilities:

      Accounts receivable                                                          (3,743,134)       (1,153,641)

      Inventories                                                                    (405,846)          197,953

      Prepaid and other assets                                                        592,704         1,477,854

      Accounts payable                                                              2,936,395         1,280,281

      Accrued and other liabilities                                                   928,396           391,759

      Postretirement benefits liability                                               521,535           463,237
                                                                                  -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           4,215,483         3,095,266

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                            (431,075)       (1,098,258)

Proceeds from sale of property and equipment                                                -            19,800

Proceeds from maturities on mortgage-backed security investment                       823,199           556,946
                                                                                  -----------       -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   392,124          (521,512)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of principal on industrial revenue bond                                      (265,000)         (245,000)
                                                                                  -----------       -----------

NET CASH USED IN FINANCING ACTIVITIES                                                (265,000)         (245,000)

   Gain on translation of foreign currency financial statements                       (42,008)                -

NET INCREASE IN CASH                                                                4,300,599         2,328,754
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,194,156         2,712,412
                                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 7,494,755       $ 5,041,166
                                                                                  ===========       ===========
Cash paid for:
   Interest (net of amounts capitalized)                                          $ 1,040,782       $ 1,007,080
                                                                                  ===========       ===========
   Income taxes (refund)                                                          $    (3,302)      $    72,456
                                                                                  ===========       ===========


See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("the Company") at September 30, 2002, and the results of its operations and cash flows. The "Notes to Consolidated Financial Statements", which are contained in the 2001 Annual Report to Shareholders, should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2002.

         Core Molding Technologies, Inc. and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound (SMC) in a closed mold process. The Matamoros, Mexico facility produces reinforced plastic products by spray-up and hand-lay-up open mold processes and vacuum assisted resin infused (VRIM) closed mold process.


2. EARNINGS (LOSS) PER COMMON SHARE

          Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income (loss) per share for the three and nine months ended September 30, 2002 and 2001, stock options had no effect on the weighted average shares for the computation of diluted income (loss) per share and consequently basic and diluted net income (loss) per share were the same.


3. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Statements of Operations. The components of comprehensive income (loss), net of tax, are as follows:


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ----------------------------------     ---------------------------------

                                                              2002               2001               2002               2001

                                                         ----------------    --------------     --------------    ---------------

Net income (loss)                                              $ 485,466       $ (785,786)         $1,726,010        $ (606,374)

Hedge accounting effect of the interest rate swap, net          (195,035)        (205,294)           (265,936)         (331,301)
of tax effect of $100,473 and $105,757 benefit for the
three months ending September 30, respectively; and
$136,999 and $170,670 tax benefit for the nine months
ending September 30, respectively.

                                                         ----------------    --------------     --------------    ---------------
 Comprehensive income (loss)                                   $ 290,431       $ (991,080)         $1,460,074        $ (937,675)
                                                         ================    ==============     ==============    ===============

4. ACQUISITION OF AIRSHIELD CORPORATION ASSETS

         On October 16, 2001, Core Molding Technologies, Inc. purchased substantially all of the assets, consisting primarily of inventory, accounts receivable and manufacturing equipment, of Airshield Corporation, a privately held manufacturer of fiberglass reinforced plastic parts for the truck and automotive-aftermarket industries. Airshield was based in Brownsville, Texas, with manufacturing operations in Matamoros, Mexico. Airshield had been operating under Chapter 11 bankruptcy protection since March 2001. Core Molding Technologies, Inc. has continued operations from Airshield's former manufacturing facility in Matamoros, Mexico.

         The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of substantially all of the assets of Airshield Corporation had occurred at the beginning of 2001.

                                           Quarter Ended        Year to Date
                                         September 30, 2001  September 30, 2001
                                         ------------------  ------------------

         Net sales                         $   18,321,468       $ 64,870,464
                                           ==============       ============

         Net income (loss)                 $   (1,199,581)      $ (1,847,756)
                                           ==============       ============

         Net income (loss) per share-
            basic and diluted              $        (0.12)      $      (0.19)
                                           ==============       ============

         The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The effects of the acquisition have been included in the consolidated statements of operations since the acquisition date.


5. NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement improved the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement was effective for all business combinations initiated after June 30, 2001. The acquisition of substantially all of the assets of Airshield Corporation was accounted for under SFAS No. 141.

         Effective January 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life are no longer amortized; however, these assets will be reviewed for impairment periodically. Due to the adoption of SFAS No. 142, the Company does not amortize goodwill. The total net book value of goodwill at September 30, 2002 was $1,097,433, and there was no goodwill recorded at September 30, 2001. The adoption of SFAS No. 142 did not have an impact on the financial statements of the Company.

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

         As previously reported, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. It is effective for the first quarter in the year ended December 31, 2003. The Company does not believe the adoption of SFAS No. 145 will have a significant impact on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently analyzing the impact of this statement and does not believe it will have a material impact on its consolidated financial statements.

6. RECLASSIFICATION OF PRIOR YEAR INFORMATION

         In the current year, the Company has classified completed tooling projects as revenue and cost of goods sold in the statement of operations. Previously, the Company classified the net effect of tooling projects as a miscellaneous gain (loss) in selling, general and administrative expenses. Tooling projects are and have been accounted for under the completed contracts method. For comparative purposes, amounts in prior years have been reclassified to conform to current year presentations. Third quarter 2001 tooling revenue was $53,000 and the associated cost of goods sold was $86,000. For the nine months ending September 30, 2001 tooling revenue amounted to $2,472,000 and the applicable costs of goods sold was $2,506,000. This change in classification had no effect on previously reported net income (loss), cash flow or stockholders' equity.

7. CHANGE OF COMPANY NAME

         On August 28, 2002, Core Molding Technologies, Inc. held a special stockholders' meeting to approve the change of the company's name from Core Materials Corporation to Core Molding Technologies, Inc. This item was approved by the Company's shareholders, and effective August 28, 2002, the name was officially changed.

         Effective September 3, 2002, the Company changed its ticker symbol on the American Stock Exchange from "CME" to "CMT". This change took place because another corporation purchased the rights to use "CME" from the Company for $500,000, which is included in other income in the statements of operations.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. The Company's actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial product industries, the general economy, competitive factors, the dependence on four major customers, the recent efforts of the Company to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.


                                    OVERVIEW

         Core Molding Technologies, Inc. is a compounder of sheet molding composite ("SMC") and molder of fiberglass reinforced plastics. The Company produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including medium and heavy-duty trucks, automobiles, personal watercraft and other commercial products. The demand for the Company's products is affected by economic conditions in the United States, Canada and Mexico. Core Molding's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding's operations may change proportionately more than revenues from operations.

         On December 31, 1996, Core Molding acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics was a compounder and compression molder of SMC. In October 2001, Core Molding acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes. The acquisition was accounted for under the purchase accounting method and accordingly the effects of the acquisition are included in the results of operations and financial condition of Core Molding from the date of the acquisition and forward.


RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

    Net sales for the three months ended September 30, 2002, totaled $23,399,000 representing an approximate 61% increase from the $14,535,000 reported for the three months ended September 30, 2001. Sales to International increased to $13,261,000 from $7,630,000 for the three months ended September 30, 2002. The primary reasons for this increase were due to additional business with International that was obtained as a result of the October 2001 acquisition, noted above; completed tooling projects; and increased demand from International largely due to purchases made in anticipation of new heavy-duty truck emission standards that went into effect on October 1, 2002. Because of these new emission standards, demand for heavy-duty truck products is expected to be affected in the fourth quarter of 2002. The Company also saw additions to sales due to new business with Freightliner. Sales to Freightliner amounted to $3,430,000 for the three months ended September 30, 2002. These sales were the result of the October 2001 acquisition, noted above. Sales to Lear Corporation decreased to $2,435,000 for the three months ended September 30, 2002 compared to sales of $4,507,000 for the three months ended September 30, 2001. The primary reasons for this decrease were due to decreased demand for their products and reductions in selling prices.

    Sales to other customers for the three months ended September 30, 2002, increased approximately 221% to $2,377,000 from $741,000 for the three months ended September 30, 2001. The increase was primarily due to new business with Paccar that generated sales of $705,000. These sales were a result of new business awarded to the Company and from business obtained as a result of the October 2001 acquisition, noted above. An additional $723,000 of sales to various customers was added as a result of the October 2001 acquisition, noted above.

    Gross Margin was 14.1% of sales for the three months ended September 30, 2002, compared with 6.4% for the three months ended September 30, 2001. The increase in gross margin as a percent of sales from the prior year was due to a combination of many factors including improvements in material costs, labor efficiency, reduced energy costs and repairs and maintenance costs at the Company's Columbus, Ohio facility. This increase in gross margin was partially offset by reduced margins at the Company's Gaffney, South Carolina facility primarily due to selling price reductions to Lear Corporation, as noted above. Gross margins from the newly established operations resulting from the acquisition noted above were generally in line with the Company's historical business.

    Selling, general and administrative expenses ("SG&A") totaled $2,455,000 for the three months ended September 30, 2002, increasing from $1,836,000 for the three months ended September 30, 2001. The increase from 2001 was primarily due to the additional costs added as a result of the acquisition of the Mexican operation.

    Other income totaled $500,000 for the three months ended September 30, 2002. This income was earned from the sale of the Company's ticker symbol, as noted above.

     Interest expense totaled $509,000 for the three months ended September 30, 2002, increasing slightly from $505,000 for the three months ended September 30, 2001. Interest rates experienced by the Company with respect to the industrial revenue bond were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument. Interest income totaled $35,000 for the three months ended September 30, 2002, decreasing from $64,000 for the three months ended September 30, 2001 primarily due to a decrease in the interest rate earned on investments.

    Income taxes for the three months ended September 30, 2002, are estimated to be approximately 45% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as the Company has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, the Company reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the three months ended September 30, 2002, are estimated to be approximately $269,000 which reflects Federal alternative minimum, state and local taxes.

    Net income/(loss) for the three months ended September 30, 2002, was $485,000 or $.05 per basic and diluted share, an increase of $1,271,000 over the net income/(loss) for the three months ended September 30, 2001, of ($786,000) or ($.08) per basic and diluted share.

    NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

    Net sales for the nine months ended September 30, 2002, totaled $71,077,000 representing an approximate 32.8% increase from the $53,512,000 reported for the nine months ended September 30, 2001. Sales to International increased to $35,584,000 from $29,148,000 for the nine months ended September 30, 2002. The primary reason for the increase was due to additional business with International that was obtained as a result of the October 2001 acquisition, noted above. The Company also saw an addition to sales of $7,800,000 due to new business with Freightliner. This new business was a result of the October 2001 acquisition, noted above. Sales to Lear decreased to $6,515,000 for the nine months ended September 30, 2002 from $7,562,000 for the same period a year ago. The primary reason for the decrease was due to the reasons noted above.

    Sales to other customers for the nine months ended September 30, 2002, increased to $10,793,000 from $6,027,000 for the nine months ended September 30, 2001. The increase in sales was primarily the result of new business with Paccar. Sales to Paccar for the nine months ended September 30, 2002, amounted to $5,231,000. Sales to Paccar were generated primarily from the completion of tooling projects for new business that the Company has acquired. Also adding to the increase were sales of $2,257,000 to various customers acquired in the October 2001 acquisition, noted above. Partially offsetting the gain was the Company discontinuing its business relationship with Case/New Holland. Sales to Case/New Holland were $3,188,000 for the nine months ended September 30, 2001

    Gross margin was 15.3% of sales for the nine months ended September 30, 2002, compared with 10.8% for the nine months ended September 30, 2001. The increase in gross margin as a percent of sales from the prior year was due to a combination of many factors including improvements in material costs, labor efficiency, reduced energy costs and repairs and maintenance costs at the Company's Columbus, Ohio facility. This increase in gross margin was partially offset by reduced margins at the Company's Gaffney, South Carolina facility primarily due to selling price reductions to Lear Corporation, as noted above. Gross margins from the newly established operations resulting from the acquisition noted above were generally in line with the Company's historical business.

    SG&A totaled $7,044,000 for the nine months ended September 30, 2002, increasing from $5,574,000 for the nine months ended September 30, 2001. The increase from the 2001 amount is primarily due to the reasons noted above for the three months.

    Interest expense totaled $1,518,000 for the nine months ended September 30, 2002, increasing slightly from $1,487,000 for the nine months ended September 30, 2001, for the reason noted above. Interest income totaled $105,000 for the nine months ended September 30, 2002, decreasing from $264,000 for the nine months ended September 30, 2001 for the reason noted above.

    Income taxes for the nine months ended September 30, 2002, are estimated to be approximately 41% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as the Company has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, the Company reduces the deferred tax asset as opposed to recording a reduction in income tax expense. Projected future income tax payments related to income earned for the nine months ended September 30, 2002, are estimated to be approximately $760,000 which reflects Federal alternative minimum, state and local taxes.

    Net income/(loss) for the nine months ended September 30, 2002, was $1,726,000 or $.18 per basic and diluted share, an increase of $2,332,000 compared to the net income/(loss) for the nine months ended September 30, 2001, of ($606,000) or ($.06) per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the nine months ended September 30, 2002, totaled $4,215,000. Net income contributed $1,726,000 with depreciation and amortization adding another $1,563,000. Adding positive operating cash flows was an increase in accounts payable of $2,936,000, primarily related to timing effects. Decreasing the operating cash flow was an increase in accounts receivable of $3,743,000, which was primarily due to increased sales volumes in the first nine months of 2002.

         Investing activities positively affected cash flow by $392,000 for the nine months ended September 30, 2002. Proceeds from maturities on the Company's mortgage-backed security investment totaled $823,000. Partially offsetting these proceeds were capital expenditures of $431,000 primarily related to the acquisition of machinery and equipment.

         Financing activities reduced cash flow by $265,000 due to principal repayments on the $7,500,000 Industrial Revenue Bond that was issued in 1998.

         At September 30, 2002, Core Molding Technologies, Inc. had cash on hand of $7,495,000. As of September 30, 2002, the Company was in compliance of all three of its financial debt covenants for its letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects the Company to meet these covenants for the remainder of 2002. However, if a material adverse change in the financial position of the Company should occur, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

         On November 8, 2002, the Company signed a commitment to extend the Company's $7,500,000 line of credit, which expired in August 2002. The renewed line of credit matures on April 30, 2004. The line of credit bears interest at LIBOR plus three and one-quarter percent or at the prime rate. The line of credit is secured by a first priority lien and security interest in all of the Company's business assets.

         Under the terms of the secured note payable to International, the Company may be required to pay principal in an amount equal to the amount, if any, by which the total cash and cash equivalents, as of the end of the fiscal year, exceeds $3,000,000, as long as there is no outstanding balance on the revolving line of credit and the Company is in compliance with all of its loan covenants. Based on an analysis of the Company's projected cash position and financial debt covenants, $1,600,000 of the $19,920,000 has been reclassified to the current portion of long-term debt on the Company's balance sheet at September 30, 2002, in anticipation of a future principal payment that will be made with the bank's consent to International.


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

Accounts receivable allowances:
         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required.

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Core Molding Technologies, Inc.'s primary market risk results from fluctuations in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. The Company does not hold any material market risk sensitive instruments for trading purposes.

         The Company has the following four items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at September 30, 2002, of $6,185,000. Interest is variable and is computed weekly; the average interest rate charged for the nine months ended September 30, 2002, was 1.63%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Molding has entered into an interest rate swap arrangement under which Core Molding pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of September 30, 2002, of $19,920,000 at a fixed interest rate of 8%; (3) 7% mortgage-backed security which matures in November 2025. Such security is recorded at cost and is considered held to maturity as the Company has the intent and ability to hold such security to maturity; and (4) Foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the nine month period ended September 30, 2002 and 2001, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4


CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  No material changes in the two legal proceedings reported in Form 10-K for the year ending December 31, 2001.

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  At a special meeting of the shareholders of Core Molding Technologies, Inc. held August 28, 2002, the following issues were voted upon with the indicated results:

                  A. APPROVAL FOR CHANGING THE COMPANY'S NAME FROM CORE MATERIALS CORPORATION TO CORE MOLDING TECHNOLOGIES,
                           INC.:

                     SHARES VOTED FOR     SHARES AGAINST    SHARES ABSTAINING
                        9,118,533             51,793              8,650

    ITEM 5.       OTHER INFORMATION
                  None


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits:
                  See Index to Exhibits

                  REPORTS ON FORM 8-K:
                  The Company filed a report on Form 8-K on August 14, 2002, regarding the certification of the financial statements for the period ending June 30, 2002. The report also included the actual certification letters as signed by the Chief Executive Officer and Chief Financial Officer of the Company.

                  The Company filed a report on Form 8-K on August 19, 2002, pertaining to a series of organizational development moves.

                  The Company filed a report on Form 8-K on September 3, 2002, regarding the acceptance of the shareholders of the Company to change the name of the Company from Core Materials Corporation to Core Molding Technologies, Inc. and to report the change of the Company's ticker symbol.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CORE MOLDING TECHNOLOGIES, INC.



Date:    November 14, 2002             By:   /s/ James L. Simonton
         -----------------                 ----------------------------------
                                       James L. Simonton
                                       President, Chief Executive Officer and
                                          Director


Date:    November 14, 2002             By:   /s/ Herman F. Dick, Jr.
         -----------------                 ----------------------------------
                                       Herman F. Dick, Jr.
                                       Treasurer and Chief Financial Officer

                            SECTION 302 CERTIFICATION

         I, James L. Simonton, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Core Molding Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002
                                  /s/ James L. Simonton
                                  ------------------------------
                                  James L. Simonton
                                    President, Chief Executive Officer and
                                    Director

                            SECTION 302 CERTIFICATION

         I, Herman F. Dick, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Core Molding Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  /s/ Herman F. Dick, Jr.
                                       ------------------------------
                                       Herman F. Dick, Jr.
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

  3(a)(4)                    Certificate of Amendment of Certificate of         Filed herein
                             Incorporation as filed with the Secretary of
                             State of Delaware on August 28, 2002

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  -----------                -----------                                        --------

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

  4(a)(4)                    Certificate of Amendment of Certificate of         Filed herein
                             Incorporation as filed with the Secretary of
                             State of Delaware on August 28, 2002

  4(b)                       By-Laws of Core Molding Technologies               Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)

  11                         Computation of Net Income per Share                Exhibit 11 omitted because
                                                                                the required information is
                                                                                Included in Notes to
                                                                                Financial Statement



(1) The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.