Form 10-K
period 2002-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2003-03-31
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended ...................... December 31, 2002

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ____________ to _____________

                        Commission file number 001-12505

                         CORE MOLDING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        31-1481870
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

800 Manor Park Drive, P.O. Box 28183, Columbus, Ohio        43228 - 0183
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ___ No X

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $14,668,020 as of June 28, 2002. On such date, the closing price of the registrant's Common Stock, as quoted on the American Stock Exchange, was $1.50. The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $12,712,284 as of March 24, 2003. On such date, the closing price of the registrant's Common Stock, as quoted on the American Stock Exchange, was $1.30. The registrant had 9,778,680 shares of Common Stock outstanding as of March 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 2003 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in PART III of this Form 10-K.

                                     PART I

ITEM 1.   DEVELOPMENT OF BUSINESS OF CORE MOLDING.


         In 1996, RYMAC Mortgage Investment Corporation ("RYMAC") incorporated Core Molding Technologies, Inc. ("Core Molding"), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of International Truck & Engine Corporation ("International"). On December 31, 1996, RYMAC merged with Core Molding with the result being that Core Molding was the surviving entity. Immediately after the merger, Core Molding acquired substantially all the assets and liabilities of Columbus Plastics from International in return for a secured note in an original principal amount of $25,504,000, subject to adjustment, and 4,264,000 shares of newly issued common stock of Core Molding.1 International currently owns 43.6% of the outstanding stock of Core Molding.

         In the first quarter of 1998, Core Molding opened a second compression molding plant located in Gaffney, South Carolina as part of the Company's growth strategy to expand its customer base. This facility provided the company with additional capacity and a strategic geographic location to serve both current and prospective customers.

         In October 2001, Core Molding incorporated Core Composites Corporation as a wholly owned subsidiary under the laws of the State of Delaware. This entity was established for the purpose of holding and establishing operations for Airshield Corporation's assets, which Core Molding acquired on October 16, 2001 as part of the Company's diversified growth strategy. Airshield Corporation was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the truck and automotive aftermarket industries. Core Molding purchased substantially all the assets of Airshield Corporation through the United States Bankruptcy Court as Airshield Corporation had been operating under Chapter 11 bankruptcy protection since March 2001.

         In conjunction with establishment of operations for the assets acquired from Airshield Corporation, Core Molding also incorporated two corporations in Mexico. In October 2001, Core Molding (5% owner) and Core Composites Corporation (95% owner) incorporated Composites Services de Mexico, S. de R.L. de C.V. ("Composites Services") and Corecomposites de Mexico, S. de R.L. de C.V. ("Corecomposites") in Matamoros, Mexico. Composites Services was established to be the employer of all Mexican national employees for Core Molding's operations in Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all product produced is exported back to Core Composites Corporation who sells such product to United States based external customers.


-------------------
1 The principal amount of the Secured Note and the number of shares of common stock received by International were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In 1997, as a result of a review of the closing balance sheet and all purchase price adjustments, the Secured Note amount was reduced by $1,629,000 to reflect an amendment to the closing balance sheet as of the acquisition date. In addition, International was to receive consideration in the form of an increase in the principal amount of the Secured Note if Core Molding achieved earnings results above specified levels during the period 1997 through 1999. This consideration was to be accounted for by an increase in the amount of the Secured Note, and a reduction in the amount of Core Molding's retained earnings. Based on Core Molding's earnings for the years ended December 31, 1998 and 1997, the Secured Note was increased by $4,098,000 and $2,937,000, respectively. Core Molding's earnings for the year ended 1999 did not result in any further increase in the Secured Note.

                     DESCRIPTION OF BUSINESS OF CORE MOLDING

         Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Molding's actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial and industrial product industries, the general economy, competitive factors, the dependence on four major customers, the recent efforts of Core Molding to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

         Core Molding Technologies, Inc. and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound (SMC) in a closed mold process. As a result of the acquisition discussed above, in 2001 Core Molding established operations in a Matamoros, Mexico facility, which produces reinforced plastic products by spray-up and hand-lay-up open mold processes and a vacuum assisted resin infused (VRIM) closed mold process.

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

         The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. Core Molding's four major customers are International, Yamaha, Lear Corporation ("Lear") and Freightliner, LLC ("Freightliner"), which are supplied proprietary reinforced plastic products for medium and heavy-duty trucks, personal watercraft and automobiles. Core Molding also supplies reinforced plastic products to other truck manufacturers, to automotive manufacturers and to manufacturers of commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; and (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications. Core Molding's efforts are currently directed towards all three areas.

  MAJOR COMPETITORS

         Core Molding believes that it is one of the five largest compounders and molders of reinforced plastics using the SMC, spray up, hand lay up and VRIM processes in the United States. Core Molding faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Budd Plastics Division, Venture Industries, Applied Composites, Molded Fiber Glass Companies, Goldshield, Camoplast and Renee Composites. Core Molding believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of Core Molding's competitors have greater financial resources, research and development facilities, design engineering and manufacturing and marketing capabilities.

   MAJOR CUSTOMERS

         Core Molding currently has four major customers, International, Yamaha, Lear and Freightliner. The loss of a significant portion of sales to International, Yamaha, Lear or Freightliner would have a material adverse effect on the business of Core Molding.

         RELATIONSHIP WITH INTERNATIONAL

         As a result of its acquisition of Columbus Plastics from International, Core Molding assumed the long-standing relationship between Columbus Plastics and International's truck manufacturing operations. In 1996, as a condition to the acquisition, International and Core Molding entered into a five year Comprehensive Supply Agreement, pursuant to which Core Molding became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process, effective through December 31, 2001. This Comprehensive Supply Agreement was not renewed during 2002; however, at the end of 2002, Core Molding and International began negotiations on a new Comprehensive Supply Agreement, which would be retroactive to November 1, 2002. There can be no assurance that such an agreement will ultimately be consummated. After the expiration of the original Comprehensive Supply Agreement, business with International continued on a purchase order basis, like Core Molding operates with all of its other customers. The purchase orders typically provide volume commitments for four weeks at prices previously negotiated. Customers can update their orders on a daily basis for changes in demand that allow them to run their inventories on a "just-in-time" basis.

         International manufactures and markets medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. International delivered 81,700 class 5 through 8 trucks, including school buses, in the United States, Mexico and Canada during its fiscal 2002, representing an 11% decrease from the 91,300 units delivered in 2001 and a 31% decrease from the 118,200 units delivered in 2000. International's market share in the combined United States and Canadian class 5 through 8 truck market was 25.8% in 2002, 26.3% in 2001, and 26.9% in 2000.

         Core Molding makes products for International's Chatham (Canada) assembly plant, its Springfield, Ohio assembly and body plants, its Garland, Texas assembly facility, its bus facilities in Conway, Arkansas and Tulsa, Oklahoma and its Escobedo, Mexico assembly facility. Core Molding works closely on new product development with International's engineering and research personnel at International's Fort Wayne, Indiana Technical Center. Some of the products sold to International include hoods, air deflectors, air fairings, fenders, splash panels, engine covers and other components.

         The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 49%, 56% and 62% of total sales for 2002, 2001 and 2000, respectively.

         RELATIONSHIP WITH YAMAHA

         Core Molding also assumed from International the long-standing supply relationship between Columbus Plastics and Yamaha. Core Molding has supplied a significant amount of the SMC products for Yamaha's personal watercraft since 1990.

         Products produced for Yamaha include decks, hulls, hull liners, engine hatches, bulkheads, reinforcements and SMC compound. Core Molding has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

         Sales to Yamaha amounted to approximately 14%, 18% and 21% of total sales for 2002, 2001 and 2000, respectively.

         RELATIONSHIP WITH LEAR

         Core Molding began a supply relationship with Lear in mid-2000, with sales to Lear beginning in January 2001. Core Molding supplies seat backs and seat bottoms to Lear, who produces full seat assemblies for an automotive original equipment manufacturer.

         Sales to Lear amounted to approximately 12% of total sales for 2002 and 14% of total sales for 2001.

         RELATIONSHIP WITH FREIGHTLINER

         As a result of the October 2001 acquisition discussed above, Core Molding began a supply relationship with Freightliner. Core Molding produces hoods, air deflectors, air fairings, splash panels and other components for Freightliner who uses such products on its heavy and medium duty trucks.

         Sales to Freightliner amounted to approximately 11% of total sales for 2002 and 2% of total sales for 2001.


  OTHER CUSTOMERS

         Core Molding also produces products for other truck manufacturers, the automotive after-market industries and various other customers. In 2002, sales to these customers individually were all less than 10% of total sales.

  EXPORT SALES

         Core Molding provides products to International's manufacturing and service locations in Canada and Mexico. Export sales, including sales to Canada, were approximately $13,907,000, $8,472,000 and $14,428,000 for the years ended 2002, 2001 and 2000, respectively. These export sales dollars represent approximately 15%, 12% and 17% of total sales for 2002, 2001 and 2000, respectively.

  FOREIGN OPERATIONS

         As a result of the acquisition of the establishment of operations in Mexico, Core Molding began importing products into the United States as substantially all product produced in Core Molding's Mexican facility are sold to customers in the United States. The sales of products imported were approximately 22% of total sales in 2002 and approximately 5% of total sales in 2001.

         Core Molding owns long-lived assets totaling $298,000 that are located at the Mexican operations.

  PRODUCTS

         SMC COMPOUND

         SMC compound is a combination of resins, fiberglass, catalysts and fillers compounded and cured in sheet form. The sheet is then used to manufacture compression-molded products, as discussed below and on a limited basis sold to other molders.

         Core Molding incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

         -        Control information during various production processes; and

         -        Data for statistical batch controls.

         Core Molding has the capacity to manufacture approximately 53 million pounds of SMC sheet material annually. The following table shows production of SMC for 2002, 2001 and 2000.

                                                          SMC Pounds
                                                          Produced
                  Year                                    (Millions)
                  ----                                    ----------
                  2002.....................................  25
                  2001 ....................................  25
                  2000 ....................................  36

CLOSED MOLDED PRODUCTS

         Core Molding produces reinforced plastic products using both compression molding and vacuum resin infusion molding process methods of closed molding.

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

         Core Molding currently owns or leases 17 compression-molding presses in its Columbus, Ohio plant ranging in size from 500 to 4,500 tons. Core Molding also owns or leases 11 presses in its Gaffney, South Carolina plant ranging in size from 1,000 to 3,000 tons.

         Large platen, high tonnage presses (greater than 2,000 tons) provide the ability to compression mold very large SMC parts. Core Molding believes that it possesses a significant portion of the large platen, high tonnage molding capacity in the industry.

         To enhance the surface quality and paint finish of products, Core Molding uses both in-mold coating and vacuum molding processes. In-mold coating is a manufacturing process performed by injecting a liquid over the molded part surface and then applying pressure at elevated temperatures during an extended molding cycle. The liquid coating serves to fill and/or bridge surface porosity as well as provide a barrier against solvent penetration during subsequent top-coating operations. Likewise, vacuum molding is the removal of air during the molding cycle for the purpose of reducing the amount of surface porosity. Core Molding believes that it is among the industry leaders in in-mold coating and vacuum molding applications, based on the size and complexity of parts molded.

         VACUUM RESIN INFUSION MOLDING (VRIM):

         This process employs two molds, typically a core and a cavity, similar to matched die molding. The composite is produced by placing glass mat, chopped strand or continuous strand fiberglass in the mold cavity in the desired pattern. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure, and then it is removed from the mold and trimmed to shape. Fiberglass reinforced products produced from the VRIM process exhibit a high quality surface on both sides of the part and excellent part thickness.

OPEN MOLDED PRODUCTS

         Core Molding produces reinforced plastic products using both the spray up and hand lay up methods of open molding.

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

         SPRAY LAYUP:

         This process utilizes the same type of shell mold, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass yarns and resin feed the chopper/spray gun. The resin coated, chopped glass, which is approximately one inch in length, is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold and is then trimmed to the desired shape. Parts that would be used for cosmetic purposes in their end use would typically have a gel coat applied to the mold surface prior to the resin coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or non-smooth, interior surface.

         Core Molding currently operates ten separate spray-up cells in the Matamoros, Mexico facility that are capable of producing fiberglass-reinforced products with and without gelcoat surfaces. Part sizes weigh from a few pounds to well over a hundred pounds with surface quality tailored for the end use application.

ASSEMBLY, MACHINING AND PAINT PRODUCTS

         Many of the products molded by Core Molding are assembled, machined and/or prime painted to result in a completed product used by Core Molding's end-customers.

         Core Molding has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly and machining work to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. Core Molding has a prime paint operation in its Columbus, Ohio facility, which uses an overhead conveyor to transfer product through two paint booths and bake ovens that is used for higher volume applications. The Company also utilizes spot paint booths and batch ovens in its facilities when warranted. Core Molding contracts with outside parties when customers require that a finish of a top coat of paint be provided by Core Molding.

  RAW MATERIALS

         The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. Many of the raw materials used by Core Molding are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. Core Molding has historically used single source, long-term (2-5 years) supply contracts as a means to attain competitive pricing and an adequate supply of these raw materials. Core Molding has experienced price increases for certain of these materials, which has caused the Company to reevaluate this strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which are being evaluated as the current contracts expire. Core Molding is regularly evaluating its supplier base for certain supplies, repair items and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.

  BACKLOG

         Core Molding relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $4.8 million and $5.6 million at December 31, 2002 and 2001, respectively, all of which Core Molding expects to ship within a year.

  CAPACITY CONSTRAINTS

         In previous years, Core Molding has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers' production requirements. Core Molding has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.

         Based on recent production schedules, the Company has not had difficulty in providing various shift schedules necessary to meet customer requirements.

         See further discussion of machine and facility capacities at "Item 2 Properties" contained elsewhere in this report.

  CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

         Capital expenditures totaled approximately $0.7 million, $1.3 million and $2.0 million for 2002, 2001 and 2000, respectively. Capital expenditures consist primarily of the purchase of production equipment to manufacture parts as well as storage equipment, computers and office furniture and fixtures.

         Product development is a continuous process at Core Molding. Research and development activities focus on developing new SMC formulations, new reinforced plastic products and improving existing products and manufacturing processes.

         Core Molding does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of Core Molding has estimated that internal costs related to research and development activities approximate $270,000 in 2002, $225,000 in 2001 and $250,000 in 2000.

  ENVIRONMENTAL COMPLIANCE

         Core Molding's manufacturing operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of hazardous waste. Core Molding's policy is to conduct its business with due regard for the preservation and protection of the environment. Core Molding's environmental waste management involves the regular auditing of all satellite hazardous waste accumulation points, all hazardous waste activities and every authorized treatment, storage and disposal facility. Core Molding's environmental staff also trains employees on waste management and other environmental issues.

         Core Molding believes that its facilities are in compliance with the applicable federal, state and local environmental laws and regulations. In January 2003, the Ohio Environmental Protection Agency ("Ohio EPA") denied Core Molding's request to remove a permanent total enclosure, involving Core Molding's Columbus, Ohio, SMC compound production area. Core Molding does not believe that the cost to continue to comply with this request will have a material effect on its operations, competitive position or capital expenditures through fiscal year 2003.

  EMPLOYEES

         As of December 31, 2002, Core Molding employed a total of 929 employees, which consists of 401 employees in its United States operations and 528 employees in its Mexican operations. Of these 929 employees, 196 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 7, 2004, and 464 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2005.

  PATENTS, TRADE NAMES AND TRADEMARKS

         Core Molding will evaluate, apply for and maintain patents, trade names and trademarks where it believes that such patents, trade names and trademarks are reasonably required to protect its rights in its products. Core Molding does not believe that any single patent, trade name or trademark or related group of such rights is materially important to its business or its ability to compete.

  SEASONALITY

         Core Molding's business is affected annually by the production schedules of its customers. Core Molding's customers typically shut down their operations on an annual basis for a period of several weeks during Core Molding's third. As a result, demand for Core Molding's products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of Core Molding's products. These customers also typically shut down their operations during the last week of December, as well.

  ITEM 2.   PROPERTIES.

         Core Molding owns two production plants in the United States that are situated, respectively, in Columbus, Ohio and in Gaffney, South Carolina. Core Molding believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The approximate capacity utilization for the molding of production products in the Core Molding's United States production facilities was 28%, 26%, and 41% in the fourth quarter of 2002, 2001 and 2000, respectively. Capacity utilization is measured on the basis of a six day, three-shifts per day operation.

         The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 323,596 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

                                                             Approximate
                                                             Square Feet

                  Manufacturing/Warehouse....................    307,447
                  Office   ..................................     16,149
                                                             -----------
                                                                 323,596

         Core Molding acquired the property at 800 Manor Park Drive as a result of the Asset Purchase Agreement with International.

         The Gaffney, South Carolina plant, which was opened in early 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

                                                             Approximate
                                                             Square Feet

                  Manufacturing/Warehouse....................    105,700
                  Office   ..................................      5,200
                                                             -----------
                                                                 110,900

         The Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and security interests as a result of the properties being pledged by Core Molding as collateral for its debt as described in Note 6 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

         In conjunction with the establishment of operations in Mexico, as discussed above, the Company leases a production plant in Matamoros, Mexico, located at Ave. Uniones Y Michigan, Matamoros, Tamps. Mexico. The term of the lease is ten years, with an option to renew for an additional ten years and with an option to buy the facility at any time within the first seven years of the lease. The lease is cancelable by Core Molding with six months notice. The facility consists of approximately 313,000 square feet on approximately 12 acres. Core Molding's Mexican operation leases approximately 267,700 of the facility, with an option to lease additional space, as follows:

                                                              Approximate
                                                              Square Feet

                  Manufacturing/Warehouse....................      264,100
                  Office   ..................................        3,600
                                                             -------------
                                                                   267,700

         The capacity of production in this facility is not linked directly to equipment capacities, as in Core Molding's other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 63% and 50% in the fourth quarter of 2002 and 2001, respectively. Capacity utilization for the Matamoros' operation is measured on the basis of a five day, two 9.6-hour shifts per day.

ITEM 3.  LEGAL PROCEEDINGS.

         In late 2001 and 2002, several lawsuits were filed in Mexico against Airshield de Mexico, which is a Mexican subsidiary of Airshield Corporation. As noted above, Core Molding acquired substantially all the assets of Airshield Corporation in October 2001; however, Core Molding did not purchase the assets or the stock of Airshield de Mexico. The lawsuits were filed by certain of Airshield de Mexico's vendors as a result of unpaid debts of Airshield de Mexico. Through these lawsuits, the vendors have attempted to foreclose on inventory and equipment owned by Core Molding and located at its Mexico facility. The total value of these assets at December 31, 2002, was $1,097,000. To date, Core Molding has been successful in preventing these foreclosure attempts. Core Molding is taking various actions through the Mexican legal system to defend its assets and to prevent future claims. Core Molding's Mexican legal counsel has advised the Company that it has valid legal position to support the ownership of these assets; however, as with any case involving litigation, the outcome of these claims is uncertain.

         In July of 2001, a former employee of Core Molding filed a suit in United States District Court, Southern District of Ohio, Eastern Division, claiming her employment was terminated in 1999 as a result of race discrimination. In December of 2002, the two parties settled this suit outside of court. The result of the settlement did not have a material impact on the financial results of Core Molding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Core Molding submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded on the American Stock Exchange under the symbol "CMT".

         The table below sets forth the high and low sale prices of Core Molding for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape.

                                                    High          Low
                                                    ----          ---

CORE MOLDING TECHNOLOGIES, INC.

First Quarter                          2002         1.79         1.03
Second Quarter                         2002         2.35         1.20
Third Quarter                          2002         1.55         1.00
Fourth Quarter                         2002         1.50         0.90

First Quarter                          2001         1.56         0.68
Second Quarter                         2001         1.95         0.65
Third Quarter                          2001         1.89         0.80
Fourth Quarter                         2001         1.90         0.76

         The Company's common stock was held by 564 holders of record on March 24, 2003.

         Core Molding made no payments of cash dividends during 2002 and 2001. Core Molding currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

         Moreover, Core Molding has agreed to prohibitions on its ability to pay dividends as a result of restrictive covenants contained in the Secured Note due International. Such prohibitions apply so long as Core Molding owes any amounts under the Secured Note to International. The prohibitions are discussed further in Note 6 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data are derived from the audited consolidated financial statements of Core Molding Technologies, Inc. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                        YEARS ENDED DECEMBER 31,
(IN THOUSANDS,
 EXCEPT PER SHARE DATA)              2002          2001         2000            1999           1998
--------------------------------- -----------    ---------    ----------      ----------    ------------
Net sales                            $94,089      $73,180       $84,892         $93,232         $78,407
Gross margin                          13,819        7,859        11,915          10,863          15,488
Income/(loss) before interest          5,083         (108)        2,862           1,720           7,659
and taxes
Net income/(loss)                      2,006       (1,860)          715              71           3,652
Net income/(loss) per common
share:                                   .21         (.19)          .07             .01             .38
  Basic                                  .21         (.19)          .07             .01             .37
  Diluted
Total assets                          64,384       61,307        62,785          67,982          65,328
Long term debt                        23,764       26,015        26,370          26,700          27,005
Stockholders' equity                  19,274       17,536        19,638          18,923          18,852

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements under this caption of this Annual Report on Form 10-K constitute "forward-looking statements" which involve certain risks and uncertainties. Core Molding's actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial and industrial product industries, the general economy, competitive factors, the dependence on four major customers, the recent efforts of Core Molding to expand its customer base, new technologies, regulatory requirements, labor relations, the loss or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

                                    OVERVIEW

         Core Molding has historically been a compounder and compression molder of sheet molding composites (SMC) fiberglass reinforced plastic products. In October 2001, Core Molding acquired certain assets of Airshield Corporation; see
Note 3 of notes to the financial statements. As a result of this acquisition, Core Molding expanded its fiberglass molding capabilities to include the spray up, hand lay up and vacuum assisted resin infusion molding processes. The acquisition was accounted for under the purchase accounting method and accordingly the effects of the acquisition are included in the results of operations and financial condition of Core Molding from the date of the acquisition and forward. All references to Core Molding herein refer to the consolidated operations of Core Molding and its subsidiaries unless noted otherwise. Core Molding produces and sells, both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products. Core Molding presently has four major customers, International Truck and Engine Corporation ("International"), Yamaha Motor Manufacturing Corporation ("Yamaha"), Lear Corporation ("Lear") and Freightliner LLC ("Freightliner"), which account for approximately 87% of the Company's sales in 2002 and 90% in 2001. The demand for Core Molding's products is affected by the volume of purchases from its customers, whose orders are primarily affected by economic conditions in the United States and Canada. Core Molding's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding's operations may change proportionately more than revenues from operations.

         On December 31, 1996, Core Molding acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. At the time of the acquisition of Columbus Plastics, International and Core Molding entered into a Comprehensive Supply Agreement, which expired on December 31, 2001. Under the terms of the Comprehensive Supply Agreement, Core Molding became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process. This Comprehensive Supply Agreement was not renewed during 2002; however, at the end of 2002, Core Molding and International began negotiations on a new Comprehensive Supply Agreement, which would be retroactive to November 1, 2002. There can be no assurance that such an agreement will ultimately be consummated. After the expiration of the original Comprehensive Supply Agreement, business with International continued on a purchase order basis, like Core Molding operates with all of its other customers. The purchase orders typically provide volume commitments for four weeks at prices previously negotiated. Customers can update their orders on a daily basis for changes in demand that allow them to run their inventories on a "just-in-time" basis.

                              RESULTS OF OPERATIONS

    2002 COMPARED WITH 2001

         Net sales for 2002 totaled $94,089,000, an approximate 29% increase from the $73,180,000 reported for 2001. Included in total sales are tooling project revenues of $12,783,000 for 2002 and $4,816,000 for 2001. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Sales to International totaled $45,823,000, an approximate 12% increase from the 2001 amount of $40,765,000. The primary reason for the increase was due to additional business with International that was obtained as a result of the October 2001 acquisition, noted above. Sales to Yamaha in 2002 amounted to $13,291,000, which was slightly higher than the $13,160,000 in 2001. Sales to Lear for 2002 totaled $11,716,000, an approximate 14% increase from the 2001 amount of $10,246,000. The primary reason for the increase was due to the completion of tooling projects for new business that Core Molding has acquired from Lear. This increase was partially offset by reductions in selling prices on current products being manufactured for Lear. Sales to Freightliner, which began as a result of the acquisition noted above, totaled $10,691,000 for 2002. In 2001, sales to Freightliner amounted to $1,598,000 due to the acquisition, as noted above, occurring in October 2001. Products sold to Freightliner include hoods, air deflectors, air fairings, splash panels and other components for the production of its heavy and medium duty trucks.

         Sales to other customers increased approximately 70% to $12,566,000 from $7,410,000 in 2001. This increase was primarily the result of new business with Paccar. Sales to Paccar amounted to $5,689,000. Sales to Paccar were generated primarily from the completion of tooling projects for new business that the Company has acquired. Also adding to the increase were sales of $2,559,000 to various customers acquired in the October 2001 acquisition, noted above. Partially offsetting the gain was the Company discontinuing its business relationship with Case/New Holland. Sales to Case/New Holland were $3,188,000 for the year ending December 31, 2001.

         Gross Margin was 14.7% of sales in 2002 compared to 10.7% of sales in 2001. The increase in gross margin was primarily due to a combination of many factors including improvements in material costs, labor efficiency, reduced energy costs and repairs and maintenance costs at the Company's Columbus, Ohio facility. This increase in gross margin was partially offset by reduced margins at the Company's Gaffney, South Carolina facility primarily due to selling price reductions to Lear Corporation, as noted above, and operating inefficiencies that were experienced throughout the year. Gross margins from the newly established operations resulting from the acquisition noted above were generally in line with Core Molding's historical business.

         Selling, general and administrative expenses totaled $9,237,000 in 2002, which was greater than the $7,967,000 incurred in 2001. The increase from 2001 was primarily due to the additional costs added as a result of the acquisition of the Mexican operation.

         Other income totaled $500,000 for the year ending December 31, 2002. This income was earned from the sale of Core Molding's stock ticker symbol ("CME") to another corporation.

           Interest expense totaled $2,025,000 for 2002 increasing slightly from $1,999,000 in 2001. Interest rates experienced by the Company with respect to the industrial revenue bond were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument. Interest income totaled $133,000 for 2002, decreasing from $305,000 for 2001 primarily due to a decrease in the interest rate earned on investments.

         Income tax expense for 2002 was approximately 37% of total income before taxes. Actual tax payments will be lower than the recorded expenses as the Company has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for 2002 was $2,006,000 or $.21 per basic and diluted share, representing an increase of $3,867,000 over the 2001 net loss of ($1,860,000) or ($.19) per basic and diluted share.

    2001 COMPARED WITH 2000

         Net sales for 2001 totaled $73,180,000, down approximately 14% from the $84,892,000 reported for 2000. Included in total sales are tooling project revenues of $4,816,000 for 2001 and $1,347,000 for 2000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Sales to International totaled $40,765,000, an approximate 22% decrease from the 2000 amount of $52,276,000. The primary reason for the decrease was lower demand from International resulting from an industry wide general decline in truck orders due to the soft general economy during 2001. Sales to Yamaha of components for personal watercraft decreased in 2001 by 27% to $13,160,000 compared with $18,061,000 in 2000. The decrease in sales to Yamaha is primarily due to the negative impact general economic conditions have had on the demand for personal watercraft. Sales to Lear for 2001 totaled $10,246,000. The Lear product consists of components that Lear assembles into seat bottoms and backs for a sports utility/pick-up truck recently introduced by an automotive original equipment manufacturer. Core Molding began selling these products in the first quarter of 2001. Sales to Freightliner, as a result of the acquisition noted above, for 2001 totaled $1,598,000. Products sold to Freightliner include hoods, air deflectors, air fairings, splash panels and other components for the production of its heavy and medium duty trucks.

         Sales to other customers decreased approximately 49% to $7,410,000 from $14,555,000 in 2000. This decrease was primarily the result of decreased sales to Case/New Holland of $5,613,000 as a result of Case/New Holland moving production of their products to another supplier in May 2001. Also adding to the decrease was the discontinuance of the Company's business relationship with Caradon Doors and Windows, Peachtree Division, in July 2000. Sales to Peachtree totaled $1,271,000 in 2000. Offsetting a portion of the decrease were sales brought on from the acquisition noted above to other various customers of $600,000 from the acquisition date through the end of the year.

         Gross Margin was 10.7% of sales in 2001 compared to 14.0% of sales in 2000. The decrease in gross margin was primarily due to fixed costs associated with excess capacity, production inefficiencies associated with reduced order flow, and new product start-ups, mostly affecting the Columbus plant. However, improved productivity and a better product mix resulted in gross margin improvement in the Gaffney plant compared to last year. The Company also experienced increasing employee benefit costs, mainly due to an increase in employee health insurance costs. Gross margins from the newly established operations resulting from the acquisition noted above were in line with the Company's other operations.

         Selling, general and administrative expenses totaled $7,967,000 in 2001, which was less than the $9,053,000 incurred in 2000. The year 2001 saw a reduction of the salary workforce in the Columbus and Gaffney facilities resulting in a $222,000 cost savings; however, increasing benefit costs, mainly due to employee health care costs, partially offset this. The Company also implemented a cost containment plan that resulted in total cost reductions of $990,000 in the areas of supplies, outside and professional services, travel and other miscellaneous expenses.

         Interest expense totaled $1,999,000 for 2001 increasing slightly from $1,970,000 in 2000. The increase in interest expense from 2000 was primarily the result of a decrease in interest capitalized on capital projects due to lower capital expenditures.

         Tax expense for 2001 was approximately 3% of total loss before taxes. Income tax expense primarily consists of $646,000 of expense related to Core Molding increasing the valuation allowance for its net operating loss carryforwards primarily offset by the tax benefit of the current year's operating loss.

         Net loss for 2001 was $(1,860,000) or $(.19) per basic and diluted share, representing a decrease of $2,575,000 over the 2000 net income of $715,000 or $.07 per basic and diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

         Core Molding's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations in 2002 totaled $5,988,000. Net income provided $2,006,000 of operating cash flows. Non-cash deductions of depreciation and amortization added $2,089,000 of positive cash flow. An increase in accounts payable contributed $1,358,000 to operating cash flows due to timing differences. A decrease in deferred income taxes also had a positive effect on cash flow of $1,014,000, which is a result of Core Molding's net operating loss carryforwards reducing current year tax obligations. In addition, the increase in the postretirement benefits liability of $951,000 also provided positive cash flow. Core Molding expects this item to provide positive cash flow until such time that retirees begin to utilize their retirement medical benefits. Partially offsetting the above mentioned increases in operating cash flow was a decrease in other accrued liabilities of $568,000 due to the settlement of various liabilities that were assumed as part of the Airshield acquisition. Also decreasing operating cash flow was an increase of inventory of $532,000. This was primarily due to inventory levels at Core Molding's Gaffney, South Carolina facility adjusting for new business that began late in 2001. An increase in prepaid expenses and other current assets decreased operating cash flow by $514,000 primarily due to recoverable taxes related to the Mexican operation.

         Investing activities increased cash flows by $149,000 in 2002. Proceeds from maturities on the Company's mortgage-backed security investment were $829,000 in 2002. Core Molding has an outstanding balance of $95,000 in this investment. Capital expenditures totaled $681,000, which was primarily related to the acquisition of machinery and equipment. At December 31, 2002, commitments for capital expenditures in progress were $107,435. Capital expenditures for 2003 are expected to be $2,166,000.

         Financing activities reduced cash flows by $355,000 for the principal repayment on the Industrial Revenue Bond, which was issued in 1998. Principal payments on the Industrial Revenue Bond increase each year through the maturity date, which is April 2013.

         At December 31, 2002, Core Molding had cash on hand of $8,976,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2004. As of December 31, 2002, Core Molding was in compliance of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects the Company to meet these covenants for the year 2003. However, if a material adverse change in the financial position of the Company should occur, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted. Because the Company was in compliance of all three of its debt covenants; had a cash balance in excess of $3,000,000; and had no outstanding balance on the revolving line of credit, a principal payment in the amount of $1,861,000, which is classified as a current portion of long term debt on the Company's balance sheet, has been be made to International on March 21, 2003.

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

Accounts receivable allowances:

         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $543,000 at December 31, 2002 and $715,000 at December 31, 2001. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had recorded an allowance for chargebacks of $473,000 at December 31, 2002 and $383,000 at December 31, 2001.

Inventories:

         Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required. The Company had recorded an allowance for slow moving and obsolete inventory of $278,000 at December 31, 2002 and $171,000 at December 31, 2001.

Goodwill and Long-Lived Assets

         Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operations below the assumptions could have an adverse affect on the company's operations. The Company has not recorded any impairment to goodwill or long-lived assets for the years ended December 31, 2002 and 2001.

Post retirement benefits:

         Management records an accrual for post retirement costs associated with the Company sponsored health care plan. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on the Company's operations. The Company had recorded a liability for post retirement medical benefits based on actuarially computed estimates of $5,718,000 at December 31, 2002 and $4,767,000 at December 31, 2001.

Income taxes:

         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for the valuation allowance and recorded a valuation allowance. The valuation reserve will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized. The Company had recorded a valuation allowance of $1,425,000 at December 31, 2002 and December 31, 2001.

                                  INCOME TAXES

         The balance sheet at December 31, 2002 and 2001 includes a deferred tax asset of $11,897,000 and $12,773,000, net of a valuation allowance of $1,425,000 in 2002 and 2001. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

         The deferred tax asset at December 31, 2002, primarily includes the tax benefits associated with cumulative net operating losses of approximately $17,015,000, temporary differences between the book and tax basis of Core Molding's property and equipment of approximately $9,194,000 and temporary differences relating to post-retirement and pension benefits of $7,670,000. The valuation allowance at December 31, 2002, assumes that it is more likely than not that approximately $4,200,000 of the cumulative net operating losses will not be realized before their expiration date. Taxable income/(loss) for 2002 and 2001 was approximately $3,190,000 and ($1,846,000), respectively.

         Extensive analysis is performed to determine the amount of the deferred tax asset. Such analysis is based upon the premise that Core Molding is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of Core Molding using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's long-standing relationship with its two largest customers (International and Yamaha) and Core Molding's recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $11,897,000.

                                    INFLATION

         Inflation generally affects Core Molding by increasing the cost of labor, equipment and raw materials. Management believes that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. Due to the adoption of SFAS No. 142 on January 1, 2002, the Company does not amortize goodwill. The total net book value of goodwill at December 31, 2002 and 2001 was $1,097,433. The adoption of SFAS No. 142 did not have an impact on the financial statements of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because

SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The Board decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002, and it did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Core Molding's primary market risk results from fluctuations in interest rates. Core Molding is also exposed to changes in the price of commodities used in its manufacturing operations. The Company does not hold any material market risk sensitive instruments for trading purposes.

         Core Molding has the following four items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at December 31, 2002, of $6,095,000. Interest is variable and is computed weekly. The average interest rate charged for 2002 was 1.7% and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Molding has entered an interest swap arrangement under which Core Molding pays a fixed rate of 4.89% to a bank and receives 76% of the 30-day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of December 31, 2002 of $19,920,000 at a fixed interest rate of 8%; (3) Revolving line of credit, which bears interest at LIBOR plus three and one-quarter percent or the prime rate; and (4) Foreign currency purchases in which Core Molding purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both 2002 and 2001, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

         We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. (formerly Core Materials Corporation) and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedules listed in the Index at
Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Columbus, Ohio
March 7, 2003

                            SECTION 302 CERTIFICATION

         I, James L. Simonton, certify that:

         1. I have reviewed this annual report on Form 10-K of Core Molding Technologies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                             /s/ James L. Simonton
                             ------------------------------
                             James L. Simonton
                                President, Chief Executive Officer and Director

                            SECTION 302 CERTIFICATION

         I, Herman F. Dick, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Core Molding Technologies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                 /s/ Herman F. Dick, Jr.
                                 ------------------------------
                                 Herman F. Dick, Jr.
                                      Treasurer and Chief Financial Officer

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002,
                                 2001 AND 2000

                                                              YEAR ENDED DECEMBER 31,
                                                        2002            2001            2000
                                                    ------------    ------------    ------------
NET SALES:
     International                                  $ 45,823,311    $ 40,765,466    $ 52,275,698
     Yamaha                                           13,291,332      13,160,114      18,061,407
     Lear                                             11,716,455      10,246,079            --
     Freightliner                                     10,691,302       1,598,311            --
     Other                                            12,566,450       7,409,561      14,554,658
                                                    ------------    ------------    ------------
TOTAL SALES                                           94,088,850      73,179,531      84,891,763

Cost of sales                                         79,022,177      64,243,230      71,827,602
Postretirement benefits expense                        1,247,182       1,077,547       1,148,822
                                                    ------------    ------------    ------------
TOTAL COST OF SALES                                   80,269,359      65,320,777      72,976,424
                                                    ------------    ------------    ------------
GROSS MARGIN                                          13,819,491       7,858,754      11,915,339
                                                    ------------    ------------    ------------
Selling, general and administrative expense            8,877,853       7,703,310       8,854,633
Postretirement benefits expense                          358,955         263,454         198,857
                                                    ------------    ------------    ------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSE      9,236,808       7,966,764       9,053,490
                                                    ------------    ------------    ------------
OTHER INCOME                                             500,000            --              --
                                                    ------------    ------------    ------------
INCOME/(LOSS) BEFORE INTEREST AND TAXES                5,082,683        (108,010)      2,861,849

Interest income                                          132,922         305,453         339,512

Interest expense                                      (2,025,187)     (1,999,159)     (1,970,378)
                                                    ------------    ------------    ------------
INCOME/(LOSS) BEFORE INCOME TAXES                      3,190,418      (1,801,716)      1,230,983

Income taxes:
    Current                                              170,457          30,367         231,051
    Deferred                                           1,013,538          28,058         284,581
                                                    ------------    ------------    ------------
TOTAL INCOME TAXES                                     1,183,995          58,425         515,632
                                                    ------------    ------------    ------------
NET INCOME/(LOSS)                                   $  2,006,423    $ (1,860,141)   $    715,351
                                                    ============    ============    ============
NET INCOME/(LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                               $       0.21    $      (0.19)   $       0.07
                                                    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:

    BASIC AND DILUTED                                  9,778,680       9,778,680       9,778,680
                                                    ============    ============    ============


See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                       2002            2001
                                                                    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  8,976,059    $  3,194,156
   Accounts receivable (less allowance for doubtful accounts:
   2002 - $543,000 and 2001 - $715,000)                               11,281,060      11,946,137
   Inventories:
      Finished and work in process goods                               2,391,077       1,679,745
      Stores                                                           2,042,535       2,222,250
                                                                    ------------    ------------
      Total inventories                                                4,433,612       3,901,995

   Deferred tax asset                                                  1,151,158       1,079,995
   Prepaid expenses and other current assets                           2,218,900       1,704,262
                                                                    ------------    ------------
          Total current assets                                        28,060,789      21,826,545

Property, plant and equipment                                         43,001,396      42,759,871
Accumulated depreciation                                             (18,970,136)    (17,398,659)
                                                                    ------------    ------------
Property, plant and equipment - net                                   24,031,260      25,361,212
Deferred tax asset - net                                              10,746,223      11,692,678
Mortgage-backed security investment                                       94,589         924,041
Goodwill                                                               1,097,433       1,097,433
Other assets                                                             353,419         405,356
                                                                    ------------    ------------
TOTAL                                                               $ 64,383,713    $ 61,307,265
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Current portion long-term debt                                   $  2,251,000    $    355,000
   Accounts payable                                                    5,114,655       3,756,735
   Accrued liabilities:
      Compensation and related benefits                                2,706,272       3,379,217
      Interest                                                            92,844          85,939
      Taxes                                                              819,621         636,934
      Current portion graduated lease payments                           188,219          13,241
      Professional fees                                                  300,796         417,487
      Other accrued liabilities                                          677,647         848,826
                                                                    ------------    ------------
          Total current liabilities                                   12,151,054       9,493,379

Long-term debt                                                        23,764,150      26,015,150
Interest rate swap                                                       773,434         366,826
Graduated lease payments                                                 903,835         876,026
Deferred long-term gain                                                1,555,162       2,008,716
Postretirement benefits liability                                      5,961,915       5,011,067

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $0.01 par value, authorized shares - 20,000,000;
      outstanding shares:  2002 and 2001 - 9,778,680                      97,787          97,787
  Paid-in capital                                                     19,251,392      19,251,392
  Accumulated other comprehensive loss, net of income tax benefit       (510,466)       (242,105)
  Retained earnings (accumulated deficit)                                435,450      (1,570,973)
                                                                    ------------    ------------
          Total stockholders' equity                                  19,274,163      17,536,101
                                                                    ------------    ------------
TOTAL                                                               $ 64,383,713    $ 61,307,265
                                                                    ============    ============

See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       ACCUMULATED
                                               COMMON STOCK                              RETAINED         OTHER          TOTAL
                                               OUTSTANDING               PAID-IN         EARNINGS     COMPREHENSIVE   STOCKHOLDERS'
                                           SHARES        AMOUNT          CAPITAL         (DEFICIT)        LOSS           EQUITY
                                         -----------    ----------    --------------    ------------ ---------------- --------------
BALANCE AT JANUARY 1, 2000                9,778,680       $97,787      $ 19,251,392     $  (426,183)     $        -   $ 18,922,996

Net Income                                                                                  715,351                        715,351
                                         -----------    ----------    --------------    ------------ ---------------- --------------
BALANCE AT DECEMBER 31, 2000              9,778,680        97,787        19,251,392         289,168               -     19,638,347

Net loss                                                                                 (1,860,141)                    (1,860,141)

To record the initial fair market                                                                          (104,762)      (104,762)
value of the interest rate swap, net
of deferred income tax benefit of
$53,968

Hedge accounting effect of the                                                                             (137,343)      (137,343)
interest rate swap at December 31,
2001, net of deferred tax benefit of
$70,753
                                         -----------    ----------    --------------    ------------ ---------------- --------------
BALANCE AT DECEMBER 31, 2001              9,778,680        97,787        19,251,392      (1,570,973)       (242,105)    17,536,101
Net Income                                                                                2,006,423                      2,006,423

Hedge accounting effect of the                                                                             (268,361)      (268,361)
interest rate swap at December 31,
2002, net of deferred tax benefit of
$138,247
                                         -----------    ----------    --------------    ------------ ---------------- --------------
BALANCE AT DECEMBER 31, 2002              9,778,680      $ 97,787      $ 19,251,392     $   435,450      $ (510,466)  $ 19,274,163
                                         ===========    ==========    ==============    ============ ================ ==============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                      2002           2001           2000
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                 $ 2,006,423    $(1,860,141)   $   715,351
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
   Depreciation and amortization                                    2,088,591      2,039,732      2,121,221
   Deferred income taxes                                            1,013,538         28,058        284,581
   Loss/(gain) on disposal of assets                                   22,794         42,458        (11,376)
   Amortization of gain on sale/leaseback transactions               (453,554)      (453,555)      (453,555)
   Loss/(gain) on translation of foreign currency financial
    statements                                                        (48,622)         9,598           --
   Change in operating assets and liabilities:
      Accounts receivable                                             665,077      3,312,104      6,493,234
      Inventories                                                    (531,617)       135,019      1,798,459
      Prepaid expenses and other assets                              (514,638)       805,850     (2,225,985)
      Accounts payable                                              1,357,920     (1,509,283)    (5,801,650)
      Accrued and other liabilities                                  (568,436)        91,589        (74,549)
      Postretirement benefits liability                               950,848        718,247        721,981
                                                                  -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           5,988,324      3,359,676      3,567,712

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                            (680,873)    (1,301,432)    (1,977,722)
Acquisition of Airshield assets                                                   (1,953,000)
Proceeds from maturities on mortgage-backed security investment       829,452        686,700        298,554
Proceeds from sale of property, plant and equipment                                   19,800
                                                                  -----------    -----------    -----------
NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                      148,579     (2,547,932)    (1,679,168)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of principal on industrial revenue bond                      (355,000)      (330,000)      (305,000)
                                                                  -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                (355,000)      (330,000)      (305,000)
                                                                  -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           5,781,903        481,744      1,583,544
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      3,194,156      2,712,412      1,128,868
                                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 8,976,059    $ 3,194,156    $ 2,712,412
                                                                  ===========    ===========    ===========
Cash paid for:
   Interest (net of amounts capitalized)                          $ 1,935,994    $ 1,902,044    $ 2,690,141
                                                                  ===========    ===========    ===========
   Income taxes (refund)                                          $    (3,302)   $   186,000    $   (84,666)
                                                                  ===========    ===========    ===========
Supplemental disclosure of non-cash financing activities:
   Sale leaseback receivable                                                                    $ 1,584,000
                                                                                                ===========

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS FORMATION AND NATURE OF OPERATIONS

         Core Molding Technologies, Inc. ("Core Molding", "the Company"), formerly known as Core Materials Corporation, was formed in 1996 for the purpose of acquiring substantially all the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. (now known as International Truck and Engine Corporation, "International"). In October 2001, Core Molding acquired certain assets of Airshield Corporation, see note 3. As a result of this acquisition, Core Molding expanded its fiberglass molding capabilities to include the spray up, hand lay up and vacuum assisted resin infused molding processes.

         Core Molding operates in one business segment as a compounder of sheet molding composites (SMC) and molder of fiberglass reinforced plastics. Core Molding produces and sells both SMC compound and molded products for varied markets, including medium and heavy-duty trucks, automotive, recreational vehicles and commercial and industrial products.

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

         CASH AND CASH EQUIVALENTS - Core Molding considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank.

         MORTGAGE-BACKED SECURITY - The security that matures in November 2025, is considered held to maturity and is carried at cost. Core Molding has the intent and ability to hold this security to maturity.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The Company had recorded an allowance for slow moving and obsolete inventory of $278,000 at December 31, 2002 and $171,000 at December 31, 2001.

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

         Ranges of estimated useful lives for computing depreciation are as follows:

         Land improvements                                 20 years
         Building and improvements                         20-40 years
         Machinery and equipment                           3-15 years
         Tools, dies and patterns                          3-5 years

         Depreciation expense was $1,983,000, $2,010,000 and $2,094,000 for
2002, 2001, and 2000.

         In 2002, 2001 and 2000, approximately $0, $37,000 and $50,000 of interest costs were capitalized in property, plant and equipment.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         LONG-LIVED ASSETS - Long-lived assets consist primarily of property and equipment and goodwill. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists for property and equipment on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. For goodwill, the Company will evaluate whether impairment exists on the basis of discounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2002, 2001 and 2000, there was no impairment of the Company's long-lived assets.

         SELF-INSURANCE - Core Molding is self-insured with respect to most of its medical and dental claims and workers' compensation claims. Core Molding has recorded an estimated liability for self-insured medical and dental claims incurred and worker's compensation claims incurred but not reported at December 31, 2002 and 2001 of $650,000 and $625,000, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - Core Molding's financial instruments consist of a mortgage backed security investment, long term debt, an interest rate swap, accounts receivable, accrued liabilities and accounts payable. The carrying amount of these financial instruments approximated their fair value. The fair value of the Company's interest rate swap at December 31, 2002 and 2001 was a liability of $773,000 and $367,000, respectively.

         CONCENTRATION OF CREDIT RISK - Core Molding has significant transactions with four customers, International, Yamaha Motor Manufacturing Corporation, Lear Corporation and Freightliner, which comprised 87%, 90% and 83% of total sales in 2002, 2001 and 2000 and 93% and 81% of the accounts receivable balances at December 31, 2002 and 2001. Core Molding performs ongoing credit evaluations of its customers' financial condition. Core Molding maintains reserves for potential bad debt losses, and such bad debt losses have been historically within Core Molding's expectations. Export sales, including sales to Canada, for products provided to International's manufacturing and service locations totaled 15%, 12% and 17% of total sales for 2002, 2001 and 2000, respectively.

         EARNINGS/(LOSS) PER COMMON SHARE - Basic earnings/(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

         STOCK BASED COMPENSATION - The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings/(loss) per common share would have resulted in the amounts as reported below.

                                                                   YEARS ENDED DECEMBER 31,
                                                              2002          2001           2000
                                                           -----------   -----------    -----------

Net income (loss) as reported                              $ 2,006,423   $(1,860,141)   $   715,351
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects                             198,788       223,214         74,474
                                                           -----------   -----------    -----------
Pro forma net income (loss)                                $ 1,807,635   $(2,083,355)   $   640,877
                                                           ===========   ===========    ===========
Earnings per share:
     Basic and diluted - as reported                       $      0.21   $     (0.19)   $      0.07
     Basic and diluted - pro forma                         $      0.19   $     (0.21)   $      0.07


         The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years and exclude the pro forma effect of the Mexican acquisition (see Note 3).

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         RECLASSIFICATIONS - Reclassifications have been made to prior years' amounts to conform to the classifications of such amounts for 2002. In the current year, the Company has classified completed tooling projects as revenue and cost of goods sold in the consolidated statements of operations. Previously, the Company classified the net effect of tooling projects as a miscellaneous gain (loss) in selling, general and administrative expenses. Tooling projects are and have been accounted for under the completed contracts method. For comparative purposes, amounts in prior years have been reclassified to conform to current year presentations. 2001 tooling revenue was $4,815,000 and the associated cost of goods sold was $4,787,000. 2000 tooling revenue was $1,346,000 and the associated cost of goods sold was $1,346,000. This change in classification had no effect on previously reported net income (loss), cash flow or stockholders' equity.

         OTHER INCOME - Effective September 3, 2002, the Company changed its ticker symbol on the American Stock Exchange from "CME" to "CMT". This change took place because another corporation purchased the rights to use "CME" from the Company for $500,000, which is included in other income in the consolidated statements of operations.

         RESEARCH AND DEVELOPMENT - Research and Development costs, which are expensed as incurred, totaled approximately $270,000 in 2002 and $225,000 in 2001 and $250,000 in 2000.

         RECENT ACCOUNTING PRONOUNCEMENTS - Effective January 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life are no longer amortized; however, these assets will be reviewed for impairment periodically. Due to the adoption of SFAS No. 142, the Company does not amortize goodwill. The total net book value of goodwill at December 31, 2002 and 2001 was $1,097,433. The adoption of SFAS No. 142 did not have an impact on the financial statements of the Company.

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

         FOREIGN CURRENCY ADJUSTMENTS - In conjunction with Core Molding's acquisition of certain assets of Airshield Corporation (see Note 3), the Company has established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates except for inventories, prepaid expenses and property plant and equipment, which are remeasured at historical rates. Income statement accounts are translated at average rates for the year. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction gains included in operations totaled $48,622 in 2002.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

3.  ACQUISITION OF AIRSHIELD CORPORATION ASSETS

         On October 16, 2001, Core Molding Technologies, Inc. purchased substantially all of the assets, consisting primarily of inventory, accounts receivable and manufacturing equipment, of Airshield Corporation, a privately held manufacturer of fiberglass reinforced plastic parts for the truck and automotive-aftermarket industries. Airshield was based in Brownsville, Texas, with manufacturing operations in Matamoros, Mexico. Airshield had been operating under Chapter 11 bankruptcy protection since March 2001. Core Molding has continued operations from Airshield's former manufacturing facility in Matamoros, Mexico.

         The purchase price for the acquisition of substantially all of the assets of Airshield Corporation was $1,953,000. In addition, Core Molding or its subsidiaries assumed certain liabilities related to the transfer of employees from Airshield's Mexican subsidiary to Core Molding's new Mexican subsidiary. The acquisition was financed from the cash reserves of Core Molding.

         The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

              Inventory                                   $    392,896
              Accounts receivable                            2,036,921
              Property, plant and equipment                    166,375
              Goodwill                                       1,097,433
                                                          -------------
              Total Assets                                   3,693,625
                                                          =============
              Payroll liabilities assumed                    1,700,194
              Other current liabilities                         40,431
                                                          -------------
              Total Liabilities                              1,740,625
                                                          =============
              Total acquisition cost                      $  1,953,000
                                                          =============



         The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of substantially all the assets of Airshield Corporation had occurred at the beginning of the year presented.

                                          Year Ended            Year Ended
                                      December 31, 2001      December 31, 2000
                                      -----------------      -----------------
        Net sales                      $  84,537,505          $  101,329,083
                                       ==============         ==============
        Net loss                       $  (3,280,948)         $   (1,330,195)
                                       ==============         ==============
        Net loss per share - basic
        and diluted                    $       (0.34)         $        (0.14)
                                       ==============         ==============


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

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

4.  FOREIGN OPERATIONS

         In conjunction with the Company's acquisition of substantially all the assets of Airshield Corporation on October 16, 2001(see Note 3), Core Molding established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of Core Molding. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $20,468,000 in 2002 and $3,532,000 in 2001. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 39% of sales in 2002 and 31% of sales from the acquisition date to December 31, 2001. Core Molding owns long-lived assets that are geographically located at the Mexican operation, which total $298,000 at December 31, 2002. Core Molding's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, Core Molding's Mexican operation is subject to domestic and international customs and tariffs, changing taxation policies and governmental regulations.

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31:

                                                  2002            2001
                                              ------------    ------------

        Land and land improvements            $ 2,150,606     $ 2,150,606
        Buildings                              17,391,966      17,319,654
        Machinery and equipment                20,202,400      19,954,637
        Tools, dies and patterns                  566,814         566,814
        Additions in progress                   2,689,610       2,768,160
                                              ------------    ------------
        Total                                  43,001,396      42,759,871
        Less accumulated depreciation         (18,970,136)    (17,398,659)
                                              ------------    ------------
        Property, plant and equipment - net   $24,031,260     $25,361,212
                                              ============    ============

           Additions in progress at December 31, 2002 and 2001 primarily relate to the purchase and installation of equipment at Core Molding's operating facilities. At December 31, 2002 and 2001, commitments for capital expenditures in progress were $107,000 and $32,000, respectively.

         Core Molding has entered into various sale-leaseback arrangements with a financial institution, whereby it sold certain equipment and leased such back under operating lease arrangements (see Note 6).

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

6.  DEBT AND LEASES

         Long-term debt consists of the following at December 31:

                                                                                            2002                 2001
                                                                                        ------------         ------------
         Secured Note Payable due to International, interest at 8%, payable semi-annually, principal due December 2006, secured by a subordinated
         lien and security interest in all Core Molding's assets.                       $ 19,920,150         $ 19,920,150

         Industrial Revenue Bond, interest adjustable weekly (2002 average 1.7%;
         2001 average 3.0%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a bank letter of
         credit with a balance of $6,279,000 as of December 31, 2002.                      6,095,000            6,450,000
                                                                                        ------------         ------------
         Total                                                                            26,015,150           26,370,150
         Less current portion                                                             (2,251,000)            (355,000)
                                                                                        ------------         ------------
         Long-term debt                                                                 $ 23,764,150         $ 26,015,150
                                                                                        ============         ============


         SECURED NOTE PAYABLE

Under the terms of the secured note payable to International, Core Molding may be required to make payments on the principal of the note if either of the following two conditions exists:

        a) Within ninety (90) days after the end of each fiscal year of Core Molding during the term of the Secured Note, Core Molding is to pay principal in an amount equal to the amount, if any, by which the total cash and cash equivalents of Core Molding, as of the end of such fiscal year, exceeds $3,000,000, as long as there is no outstanding balance on the revolving line of credit and to the degree Core Molding is in compliance with all loan covenants; and

        b) In the event Core Molding obtained, from time to time, any refinancing loan (as defined by the terms of the Secured
             Note), Core Molding is to promptly, upon obtaining such loan, pay principal in an amount equal to the proceeds of such loan.

         Total cash and cash equivalents of Core Molding as of December 31, 2002 were $8,976,059. Because the Company was in compliance of all three of its debt covenants, a principal payment in the amount of $1,861,000, which is classified as a current portion of long term debt on the Company's balance sheet, was made to International in March 2003. Based upon the financial position of Core Molding at December 31, 2002, the remaining balance of the Secured Note is classified as long-term on the balance sheet.

         The provisions of the Secured Note prohibit the declaration or payment of cash dividends, the repurchase or retirement of capital stock, as well as the pledge of any of Core Molding's assets or revenue as a security lien to a third party, except as approved by International, as long as the Secured Note is outstanding.

         LINE OF CREDIT

         At December 31, 2002, Core Molding had available a $7,500,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2004. The line of credit bears interest at LIBOR plus three and one-quarter percent or at the prime rate. The line of credit is secured by a first priority lien and security interest in all Core Molding's business assets. There was no outstanding balance under this facility at any time during the years ended December 31, 2002 and 2001.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         INDUSTRIAL REVENUE BOND

         In May 1998, Core Molding borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%. Total remaining principal maturities by year are: 2003 - $390,000; 2004 - $420,000; 2005 - $450,000; 2006
- $490,000; 2007 - $530,000 and thereafter - $3,815,000.

         As security for the IRB, Core Molding obtained a letter of credit from a commercial bank, which has a balance of $6,279,000 as of December 31, 2002. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of Core Molding's business assets. The letter of credit expires in April 2004 but may be extended for an additional one-year period in April of each year.

         INTEREST RATE SWAP

         When Core Molding Technologies, Inc. enters into variable rate obligations or purchases variable rate interest bearing assets, it considers the potential effect of interest rate fluctuations on such instruments. In order to minimize the effects of interest rate fluctuations on its operations, the Company may enter into interest rate management arrangements.

         In conjunction with its variable rate Industrial Revenue Bond, Core Molding entered into an interest rate swap agreement, which was designated as a cash flow hedging instrument, with a commercial bank in June 1998. Under this agreement, Core Molding pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. While Core Molding is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. At January 1, 2001, Core Molding recorded the fair value of its interest rate swap agreement of $159,000 as a long-term liability and $105,000 (net of deferred income tax benefit of $54,000) to accumulated other comprehensive income (loss). Core Molding recorded an additional liability of $407,000 and $208,000 to adjust the interest rate swap to fair value at December 31, 2002 and 2001 respectively.

         BANK COVENANTS

         Core Molding is subject to formal debt covenants with regards to its Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases.

         As of December 31, 2002, Core Molding was in compliance of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         LEASES

         Core Molding leases a significant portion of its manufacturing equipment as a result of sale-leaseback arrangements Core Molding has entered with financial institutions in previous years. These leases have been recorded as operating leases, which had original lease terms of 2 to 12 years.

         As a result of earlier sale-leaseback transactions, Core Molding recognized into income in 2002, 2001 and 2000 approximately $454,000 of the deferred gains in each of the three years. At December 31, 2002 and 2001, Core Molding's deferred gains from leasing transactions totaled $2,009,000 and $2,462,000, respectively. The current portion of the deferred gains was $454,000 at December 31, 2002 and 2001 and was included in accrued liabilities.

         In October 2001, in conjunction with the acquisition discussed at Note 3, Core Molding's Mexican subsidiary entered into a 10-year lease agreement for a manufacturing facility in Matamoros, Mexico. The Company leases 266,717 square feet of a 313,221 square feet facility, with an option to lease the entire facility. The Company has an option to purchase the facility at any time during the first seven years. The Company may cancel the lease upon giving six months notice to the lessor. Annual rent on the facility is determined based on the number of square feet rented multiplied by the following factors: year one and two equals $0.24 per square foot; year three equals $0.28 per square foot; year four equals $0.30 per square foot; and years five through ten will be based on the previous year's monthly rental rate plus a percentage increase or decrease based on the Consumer Price Index.

         Core Molding also leases a warehouse facility in Brownsville, Texas. The lease term of this facility is three years and provides for monthly rental payments of $7,560. This lease is cancelable with sixty days written notice.

         Total rental expense was $4,341,000, $3,757,000 and $3,301,000 for
2002, 2001 and 2000.

         The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

                  2003                          $3,464,000
                  2004                           3,546,000
                  2005                           3,546,000
                  2006                           3,254,000
                  2007                           2,852,000
                  Thereafter                     1,614,000
                                               -----------
                  Total minimum lease payments $18,276,000
                                               ============

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

7.   COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statement of Operations. The components of comprehensive income
(loss), net of tax, are as follows:

                                                         2002           2001           2000
                                                      -----------    -----------    -----------
Net income/(loss)                                     $ 2,006,423    $(1,860,141)   $   715,351

Cumulative effect of change in accounting principle          --         (104,762)          --
   (SFAS No. 133) on other comprehensive income

Hedge accounting effect of interest rate swap            (268,361)      (137,343)          --
                                                      -----------    -----------    -----------
 Comprehensive income (loss)                          $ 1,738,062    $(2,102,246)   $   715,351
                                                      ===========    ===========    ===========

8.  EQUITY

     ANTI-TAKEOVER MEASURES

         Core Molding's Certificate of Incorporation and By-laws contain certain provisions designed to discourage specific types of transactions involving an actual or threatened change of control of Core Molding. These provisions, which are designed to make it more difficult to change majority control of the Board of Directors without its consent, include the following provisions related to removal of Directors, the approval of a merger and certain other transactions as outlined in the Certificate of Incorporation and any amendments to these provisions:

     RESTRICTIONS ON TRANSFER

         Core Molding's Certificate of Incorporation also contains a provision (the "Prohibited Transfer Provision") designed to help assure the continued availability of Core Molding's substantial net operating loss and capital loss carryforwards (see Note 10) by seeking to prevent an "ownership change" as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a "Prohibited Ownership Percentage" (as defined in Core Molding's Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company's common stock) or if the transfer would result in the transferee's ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee's ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.

     PREFERRED STOCK

         Core Molding has authorized 10,000,000 shares of preferred stock (par value: $0.01) of which none is issued.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  INCENTIVE STOCK PLANS

     STOCK OPTIONS

         The Company has a Long Term Equity Incentive Plan (the "Plan"), as originally approved by the shareholders in May 1997, and as amended in May 2000 to increase the number of shares authorized for issuance, that allows for grants to directors and key employees of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 3.0 million awards, each representing a right to buy a share of Core Molding's common stock. The Plan expires on the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted.

         During 2002, 2001 and 2000, the Company granted stock options under the plan. The options have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of Core Molding's common stock at the date of grant.

         The weighted average fair value of options granted during 2002, 2001 and 2000 were $1.40, $1.17 and $1.84, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 5%, no expected dividend yield, expected lives of 8 and 9 years and expected volatility of 89% for 2002, 87% for 2001 and 104% for 2000.

         The following summarizes all stock option activity for the years ended December 31:

                                                 2002                           2001                          2000
                                      ---------------------------     --------------------------    --------------------------
                                                       WEIGHTED                       WEIGHTED                      WEIGHTED
                                                        AVERAGE                        AVERAGE                       AVERAGE
                                       NUMBER OF       EXERCISE        NUMBER OF      EXERCISE      NUMBER OF       EXERCISE
                                        OPTIONS          PRICE          OPTIONS         PRICE        OPTIONS          PRICE
                                      -------------    ----------     ------------    ----------    -----------     ----------
Outstanding - beginning of year         1,149,000         $ 3.10       1,168,000        $ 3.11      1,038,100          $ 3.19
Granted                                    84,500           2.75          32,000          2.75        467,500            2.75
Forfeited                                 (24,500)          3.26         (51,000)         2.89       (337,600)           2.88
                                        ---------         ------       ---------        ------      ---------          ------
Outstanding - end of year               1,209,000         $ 3.07       1,149,000        $ 3.10      1,168,000          $ 3.10
                                        =========         ======       =========        ======      =========          ======
Exercisable at December 31                622,050         $ 3.17         506,250        $ 3.15        313,350          $ 3.19
                                        =========         ======       =========        ======      =========          ======
Options available for grant             1,783,400                      1,843,400                    1,824,400
                                        =========                      =========                    =========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002:

                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           ----------------------------------------------------------    -------------------------------------
                                                  WEIGHTED          WEIGHTED AVERAGE
RANGE OF                     NUMBER OF             AVERAGE          CONTRACTUAL LIFE        NUMBER OF        WEIGHTED AVERAGE
EXERCISE PRICES               OPTIONS          EXERCISE PRICE           IN YEARS             OPTIONS          EXERCISE PRICE
                           ---------------     ----------------    -----------------     ---------------    -----------------
$2.75                             869,500           $ 2.75                6.3                    417,400          $ 2.75
$3.40 to $3.81                    269,500             3.58                5.6                    148,650            3.63
$5.13                              70,000             5.13                5.4                     56,000            5.13
                                ---------           ------                                       -------          ------
                                1,209,000           $ 3.07                                       622,050          $ 3.17
                                =========           ======                                       =======          ======

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

10.  INCOME TAXES

         Components of the provision (credit) for income taxes are as follows:

                                             2002           2001           2000
                                         -----------    -----------    -----------
Current:
   Federal - US                          $  (111,000)   $    24,000    $    27,000
   Federal - Mexico                          301,000           --             --
   State and local                           (20,000)         6,000        204,000
                                         -----------    -----------    -----------
                                             170,000         30,000        231,000
Deferred:
   Federal                                   491,000       (655,000)       351,000
   State and local                           523,000         37,000        (66,000)
   Increase in valuation allowance for
   net operating loss carryforward              --          646,000           --
                                         -----------    -----------    -----------
                                           1,014,000         28,000        285,000
                                         -----------    -----------    -----------
Provision for income taxes               $ 1,184,000    $    58,000    $   516,000
                                         ===========    ===========    ===========

         A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:

                                                          2002           2001           2000
                                                      -----------    -----------    -----------
Provision at federal statutory rate - US              $ 1,085,000    $  (613,000)   $   419,000
Effect of foreign taxes                                    32,000           --             --
State and local tax expense, net of federal benefit        81,000         17,000         91,000
Increase in valuation allowance for net operating
       loss carryforward                                                 646,000           --
Non-deductible expenses                                    15,000          8,000          6,000
Revision of prior years' taxes                            (29,000)          --             --
                                                      -----------    -----------    -----------
Provision for income taxes                            $ 1,184,000    $    58,000    $   516,000
                                                      ===========    ===========    ===========

Deferred tax assets (liabilities) consist of the following at December 31:

                                           2002            2001
                                       ------------    ------------
Current Asset:
     Accrued liabilities               $  1,019,000    $    974,000
     Other, net                             132,000         106,000
                                       ------------    ------------
     Total current asset                  1,151,000       1,080,000

Non-current asset:
    Property, plant and equipment         3,126,000       3,709,000
    Net operating loss carryforwards      5,785,000       6,974,000
    Postretirement benefits               2,608,000       2,257,000
    Interest rate swap                      263,000         125,000
    Other, net                              389,000          53,000
                                       ------------    ------------
    Total non-current asset              12,171,000      13,118,000
                                       ------------    ------------
Total deferred tax asset                 13,322,000      14,198,000
Less valuation allowance                 (1,425,000)     (1,425,000)
                                       ------------    ------------
Total deferred tax asset - net         $ 11,897,000    $ 12,773,000
                                       ============    ============

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         At December 31, 2002, Core Molding had approximately $17.0 million of NOL carryforwards available to offset future taxable income. A valuation allowance has been provided for those NOL carryforwards and temporary differences, which are estimated to expire before they are utilized. The valuation allowance at December 31, 2002, assumes that it is more likely than not that approximately $4,200,000 of the cumulative net operating losses will not be realized before their expiration date.

         Core Molding's NOL carryforwards expire as follows:

         2008             $10,560,000
         2009               3,614,000
         2010                 638,000
         2011                 357,000
         2021               1,846,000
                          ------------
         Total            $17,015,000
                          ============

11.  POSTRETIREMENT BENEFITS

         Core Molding provides postretirement benefits to substantially all of its United States employees. Costs associated with postretirement benefits include pension expense, postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, Core Molding also participates in a multi-employer defined benefit plan for its United States union represented employees. All of Core Molding's United States union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. Core Molding does not administer this plan and contributions are determined in accordance with provisions in the negotiated labor contract.

         Prior to the acquisition of Columbus Plastics from International, certain of Core Molding's employees were participants in various International sponsored pension and postretirement plans. The International pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the Acquisition. In connection with the Acquisition, International retained responsibility for the vested benefits as of December 31, 1996, and Core Molding agreed to reimburse International for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability, is $218,000 at December 31, 2002 and $203,000 at December 31, 2001.

         The postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between Core Molding, International and the participants in the form of premiums, co-payments and deductibles. Core Molding and International share the cost of benefits for certain employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the Acquisition to the period of active service prior to the Acquisition.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

The funded status of the Company's postretirement health and life insurance benefits plan as of December 31, 2002 and 2001 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

                                                          POST RETIREMENT BENEFITS
                                                  -------------------------------------------
                                                     2002            2001            2000
                                                  -----------     -----------     -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $ 6,787,000     $ 4,678,000     $ 4,020,000
Service cost                                          434,000         385,000         367,000
Interest cost                                         491,000         351,000         301,000
Unrecognized loss/(gain)                            1,196,000       1,427,000         (10,000)
Benefits paid                                         (56,000)        (54,000)           --
                                                  -----------     -----------     -----------
BENEFIT OBLIGATION AT END OF YEAR                 $ 8,852,000     $ 6,787,000     $ 4,678,000
                                                  -----------     -----------     -----------
Unfunded status                                   $(8,852,000)    $(6,787,000)    $(4,678,000)
Unrecognized net loss                               3,134,000       2,020,000         614,000
                                                  -----------     -----------     -----------
Net liability                                     $(5,718,000)    $(4,767,000)    $(4,064,000)
                                                  ===========     ===========     ===========
PLAN ASSETS                                              --              --              --
                                                  ===========     ===========     ===========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                            6.50%           7.25%           7.50%


The components of expense for all of Core Molding's postretirement benefits plans are as follows:

                                   2002         2001         2000
                                ----------   ----------   ----------
Pension Expense:
   Interest cost                $   15,000   $   15,000   $   15,000
   Defined contribution plan
     contributions                 231,000      329,000      296,000
   Multi-employer plan
     contributions                 352,000      240,000      331,000
                                ----------   ----------   ----------
Total Pension Expense              598,000      584,000      642,000
                                ----------   ----------   ----------
Health and Life Insurance:
   Service cost                    434,000      385,000      367,000
   Interest cost                   491,000      351,000      301,000
   Amortization of net loss         83,000       21,000       38,000
                                ----------   ----------   ----------
Net periodic benefit cost        1,008,000      757,000      706,000
                                ----------   ----------   ----------
Total postretirement benefits
     expense                    $1,606,000   $1,341,000   $1,348,000
                                ==========   ==========   ==========


         The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8.7%. The rate is projected to decrease gradually to 5% by the year 2007 and remain at that level thereafter. The comparable assumptions for the prior year were 9.65% and 5%.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                                    1-PERCENTAGE             1-PERCENTAGE
                                                                   POINT INCREASE           POINT DECREASE
                                                                ---------------------    ---------------------
Effect on total of service and interest cost components              $  208,869             $  (162,355)
Effect on postretirement benefit obligation                           1,965,801              (1,608,582)

12.  RELATED PARTIES

         In connection with the acquisition of Columbus Plastics, Core Molding and International entered into a Supply Agreement. Under the terms of the Supply Agreement, International agreed to purchase from Core Molding, and Core Molding agreed to sell to International at negotiated prices, which approximate fair value, all of International's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Composite process as they then existed or as they may be improved or modified. As of December 31, 2001, the contract expired and has not been renewed, and business with International continues on a purchase order basis, like business with all of Core Molding's other customers. The purchase orders typically provide volume commitments for four weeks at prices previously negotiated. Customers can update their orders on a daily basis for changes in demand that allow them to run their inventories on a "just-in-time" basis.

         International owns 43.6% of the Company's outstanding common stock. Sales to International were $45,823,000 in 2002, $40,765,000 in 2001 and $52,276,000 in 2000, of which $6,418,000 and $6,147,000 had not been received as of December 31, 2002 and 2001 and were included in accounts receivable. Receivables as of December 31, 2002 and 2001 also include an additional $964,000 and $875,000, respectively, for tooling costs owed by International. Accounts payable included $382,000 and $211,000, respectively as of December 31, 2002 and 2001 for product returns, returnable container deposits, material purchases from International and rework charges. Core Molding expensed $1,616,000 in 2002, $1,625,000 in 2001 and $1,611,000 in 2000, for interest expense on the Secured Note of which $9,000 had not been paid at December 31, 2002. There was no outstanding liability for accrued interest at December 31, 2001.

13.  LABOR CONCENTRATION

         As of December 31, 2002, Core Molding employed a total of 929 employees, which consists of 401 employees in its U.S. operations and 528 employees in its Mexican operations. Of these 929 employees, 196 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 7, 2004, and 464 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2005.

14.      COMMITMENTS AND CONTINGENCIES

         In late 2001 and early 2002, several lawsuits were filed in Mexico against Airshield de Mexico, which is a Mexican subsidiary of Airshield Corporation. As noted above, Core Molding acquired substantially all the assets of Airshield Corporation in October 2001; however, Core Molding did not purchase the assets or the stock of Airshield de Mexico. The lawsuits were filed by certain of Airshield de Mexico's vendors as a result of unpaid debts of Airshield de Mexico. Through these lawsuits, the vendors have attempted to foreclose on inventory and equipment owned by Core Molding and located at its Mexico facility. The total value of these assets at December 31, 2002, was $1,027,000. To date, Core Molding has been successful in preventing these foreclosure attempts. Core Molding is taking various actions through the Mexican legal system to defend its assets and to prevent future claims. Core Molding' Mexican legal counsel has advised the Company that it has valid legal position to support the ownership of these assets; however, as with any case involving litigation, the outcome of these claims is uncertain.

         In July 2001, a former employee of Core Molding filed a suit in United States District Court, Southern District of Ohio, Eastern Division, claiming her employment was terminated in 1999 as a result of race discrimination. In December 2002, the two parties settled this suit outside of court. The result of the settlement did not have a material impact on the financial results of Core Molding.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

                                              1ST QUARTER      2ND QUARTER      3RD QUARTER     4TH QUARTER          TOTAL YEAR
                                              -----------      -----------      -----------     -----------          ----------
2002:
Net sales                                       $21,026,271      $26,651,614     $ 23,398,880    $ 23,012,085        $94,088,850
Gross margin                                      3,432,222        4,118,884        3,307,265       2,961,120         13,819,491
Income before interest and taxes                  1,394,186        1,567,577        1,352,646         768,274          5,082,683
Net income                                          573,522          667,022          485,466         280,413          2,006,423
Net income per common share:
   Basic and diluted                                  $0.06            $0.07            $0.05           $0.03
                                                                                                                           $0.21
2001:
Net sales                                       $20,533,600      $18,443,413     $ 14,535,477    $ 19,667,041        $73,179,531
Gross margin                                      2,391,036        2,434,952          936,180       2,096,586          7,858,754
Income (loss) before interest and taxes             390,067          698,230         (899,778)       (296,529)          (108,010)
Net income (loss)                                     3,656          175,757         (785,786)     (1,253,768)        (1,860,141)
Net income (loss) per common share:
   Basic and diluted                                   $.00             $.02            $(.08)          $(.13)
                                                                                                                          $(0.19)

No cash dividends were paid during 2002 and 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Part III, Item 10 is incorporated by reference from Core Molding's definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2003, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Part III, Item 11 is incorporated by reference from Core Molding's definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2003, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Part III, Item 12 is incorporated by reference from Core Molding's definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2003, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Part III, Item 13 is incorporated by reference from Core Molding's definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2003, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company's evaluation of its internal controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS

                  The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

                           Independent Auditors' Report

                           Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Balance Sheets as of December 31, 2002 and 2001

                           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                           Notes to Consolidated Financial Statements

         (2)      FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial statement schedule is filed with this Annual Report on Form 10-K:

                           Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000

                           All other schedules are omitted because of the absence of the conditions under which they are required.

         (3)      EXHIBITS

                  See Index to Exhibits filed with this Annual Report on Form
                  10K.

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on November 14, 2002, regarding the certification of the financial statements for the period ending September 30, 2002. The report also included the actual certification letters as signed by the Chief Executive Officer and Chief Financial Officer of the Company.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                           CORE MOLDING TECHNOLOGIES, INC.

                           By      /s/ James L. Simonton
                                   ------------------------------------------
                                                   James L. Simonton
                                         President and Chief Executive Officer

Date:  March 31, 2003

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/ James L. Simonton                         President, Chief Executive Officer                      March 31, 2003
--------------------------------------------- and Director
             James L. Simonton


/s/ Herman F. Dick, Jr.                       Treasurer and                                           March 31, 2003
--------------------------------------------- Chief Financial Officer
            Herman F. Dick, Jr.

                     *                        Director                                                March 31, 2003
---------------------------------------------
              James F. Crowley

                     *                        Director                                                March 31, 2003
---------------------------------------------
             Ralph O. Hellmold

                     *                        Director                                                March 31, 2003
---------------------------------------------
              Thomas M. Hough

                     *                        Director                                                March 31, 2003
---------------------------------------------
              Malcolm M. Prine

                     *                        Director                                                March 31, 2003
---------------------------------------------
             Thomas R. Cellitti

*By          /s/ James L. Simonton            Attorney-In-Fact                                        March 31, 2003
         ------------------------------------
              James L. Simonton

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2002, 2001 and 2000.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.

                                                                       Additions
                                                            -------------------------------
                                          Balance at         Charged to        Charged to
                                          Beginning           Costs &            Other            Deductions         Balance At
                                           of Year            Expenses          Accounts             (A)            End of Year
                                        ---------------     -------------    ---------------    ---------------    ---------------
Year Ended December 31, 2002                 $ 715,000         $ 174,000                             $ 346,000          $ 543,000

Year Ended December 31, 2001                 $ 424,000         $ 454,000                             $ 163,000          $ 715,000

Year Ended December 31, 2000                 $ 431,000          $ 91,000                              $ 98,000          $ 424,000

         (A) Amount represents uncollectible accounts written off.

Reserves deducted from asset to which it applies - deferred income tax valuation allowance.

                                                                       Additions
                                                            -------------------------------
                                          Balance at         Charged to        Charged to
                                          Beginning           Costs &            Other            Deductions         Balance At
                                           of Year            Expenses          Accounts             (A)            End of Year
                                        ---------------     -------------    ---------------    ---------------    ---------------
Year Ended December 31, 2002               $ 1,425,000                                                             $  1,425,000

Year Ended December 31, 2001               $ 2,160,000         $ 646,000                           $ 1,381,000     $  1,425,000

Year Ended December 31, 2000               $ 2,160,000                                                             $  2,160,000

         (A) Amounts represent reserves for capital loss carryforwards that expired in 2001.

Reserves deducted from asset to which it applies - inventory obsolescence.

                                                                       Additions
                                                            -------------------------------
                                          Balance at         Charged to        Charged to
                                          Beginning           Costs &            Other            Deductions         Balance At
                                           of Year            Expenses          Accounts             (A)            End of Year
                                        ---------------     -------------    ---------------    ---------------    ---------------
Year Ended December 31, 2002                $     171,000       $ 107,000                                            $     278,000

Year Ended December 31, 2001                $     118,000       $  53,000                                            $     171,000

Year Ended December 31, 2000                $           0       $ 118,000                                            $     118,000


         (A) Amount represents inventory that has been disposed.

                                INDEX TO EXHIBITS

Exhibit No.                         Description                                         Location
-----------                         -----------                                         --------
2(a)(1)                             Asset Purchase Agreement                    Incorporated by
                                    dated as of September 12, 1996,             reference to Exhibit
                                    as amended October 31, 1996,                2-A to Registration
                                    between Navistar and RYMAC1                 Statement on Form S-4
                                                                                (Registration
                                                                                No. 333-15809)

2(a)(2)                             Second Amendment to Asset Purchase          Incorporated by
                                    Agreement dated December 16, 1996(1)        reference to Exhibit
                                                                                2(a)(2) to Annual Report on
                                                                                Form 10-K for the year
                                                                                Ended December 31, 2001


2(b)(1)                             Agreement and Plan of Merger                Incorporated by
                                    dated as of November 1, 1996,               reference to Exhibit
                                    between Core Molding and                    2-B to Registration
                                    RYMAC                                       Statement on Form
                                                                                S-4 (Registration
                                                                                No. 333-15809)

2(b)(2)                             First Amendment to Agreement and            Filed Herein
                                    Plan of Merger dated as of
                                    December 27, 1996 between
                                    Core Molding and RYMAC

2(c)(1)                             Asset Purchase Agreement dated as           Incorporated by
                                    of  October 10, 2001, between               reference to Exhibit 1 to
                                    Core Molding Technologies, Inc. and         Form 8K filed
                                    Airshield Corporation                       October 31, 2001

3(a)(1)                             Certificate of Incorporation of             Incorporated by
                                    Core Molding Technologies, Inc.             reference to Exhibit
                                    as filed with the Secretary of State        4(a) to Registration
                                    of Delaware on October 8, 1996              Statement on Form
                                                                                S-8, (Registration
                                                                                No. 333-29203)

3(a)(2)                             Certificate of Amendment of                 Incorporated by
                                    Certificate of Incorporation                reference to Exhibit
                                    of Core Molding Technologies, Inc.          4(b) to Registration
                                    as filed with the Secretary of State        Statement on Form
                                    of Delaware on November 6, 1996             S-8 (Registration
                                                                                No. 333-29203)


Exhibit No.                         Description                                         Location
-----------                         -----------                                         --------
3(a)(3)                             Certificate of Incorporation of Core                Incorporated by
                                    Molding Technologies Inc., reflecting               reference to Exhibit 4(c)
                                    amendments through November 6,                      to Registration
                                    1996 [for purposes of compliance                    Statement on Form S-8
                                    with Securities and Exchange                        (Registration No.
                                    Commission filing requirements only]                333-29203)


3(a)(4)                             Certificate of Amendment of Certificate             Incorporated by
                                    of Incorporation as filed with the Secretary        reference to Exhibit 3(a)(4)
                                    of State of Delaware on August 28, 2002             to Quarterly Report on
                                                                                        Form 10-Q for the quarter
                                                                                        ended September 30, 2002

3(b)                                By-Laws of Core Molding                             Incorporated by
                                    Technologies, Inc.                                  reference to Exhibit
                                                                                        3-C to Registration
                                                                                        Statement on Form
                                                                                        S-4 (Registration
                                                                                        No. 333-15809)

4(a)(1)                             Certificate of Incorporation of                     Incorporated by
                                    Core Molding Technologies, Inc.                     reference to Exhibit
                                    as filed with the Secretary of State                4(a) to Registration
                                    of Delaware on October 8, 1996                      Statement on Form
                                                                                        S-8 (Registration
                                                                                        No. 333-29203)

4(a)(2)                             Certificate of Amendment of                         Incorporated by
                                    Certificate of Incorporation                        reference to Exhibit
                                    of Core Molding Technologies, Inc.                  4(b) to Registration
                                    as filed with the Secretary of State                Statement on Form
                                    of Delaware on November 6, 1996                     S-8 (Registration
                                                                                        No. 333-29203)

4(a)(3)                             Certificate of Incorporation of Core                Incorporated by
                                    Molding Technologies, Inc., reflecting              reference to
                                    amendments through November 6,                      Exhibit 4(c) to
                                    1996 [for purposes of compliance                    Registration Statement
                                    with Securities and Exchange                        on Form S-8
                                    Commission filing requirements only]                (Registration
                                                                                        No. 333-29203)

4(a)(4)                             Certificate of Amendment of Certificate             Incorporated by
                                    of Incorporation as filed with the Secretary        reference to Exhibit 3(a)(4)
                                    of State of Delaware on August 28, 2002             to Quarterly Report on
                                                                                        Form 10-Q for the quarter
                                                                                        ended September 30, 2002


Exhibit No.                         Description                                         Location
-----------                         -----------                                         --------
4(b)                                By-Laws of Core Molding                             Incorporated by
                                    Technologies, Inc.                                  reference to Exhibit
                                                                                        3-C to Registration
                                                                                        Statement on Form
                                                                                        S-4 (Registration
                                                                                        No. 333-15809)

10(a)(1)                            Core Molding Technologies, Inc.                     Incorporated by
                                    Secured Promissory Note, dated                      reference to Exhibit
                                    December 31, 1996, to Navistar                      10(a)(1) to Annual
                                    International Transportation Corp.                  Report on Form 10-K
                                                                                        for the year ended
                                                                                        December 31, 2001

10(a)(2)                            Amendment No. 1 to Secured                          Incorporated by
                                    Promissory Note, dated                              reference to Exhibit
                                    December 31, 1996, to Navistar                      10(a)(2) to Annual
                                    International Transportation Corp.                  Report on Form 10-K
                                                                                        for the year ended
                                                                                        December 31, 2001

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

10(a)(4)                            Amendment No. 3 to Secured                          Incorporated by
                                    Promissory Note, dated April 20, 1999               reference to Exhibit
                                    to Navistar International Transportation            10(a)(4) to Annual
                                    Corp.                                               Report on Form 10-K
                                                                                        for the year-ended
                                                                                        December 31, 1999

10(d)                               Registration Rights Agreement, dated                Incorporated by
                                    December 31, 1996, by and between                   reference to Exhibit
                                    Navistar International Transportation               10(d) to Annual
                                    Corp. and various other persons who                 Report on Form 10-K
                                    become parties pursuant to the agreement            for the year ended
                                                                                        December 31, 2001

10(e)                               Loan Agreement, dated December 3,                   Filed Herein
                                    1997, by and between Core Molding
                                    Technologies, Inc. and Key Bank National
                                    Association

10(e)(1)                            Amendment, dated March 29, 2001, to                 Incorporated by reference
                                    the Loan Agreement dated December 3, 1997           to Exhibit 10(e)(1) to
                                    by and between Core Molding Technologies,           Annual Report on Form 10-K
                                    Inc. and Key Bank National Association              for the year ended December 31,
                                                                                        2000

10(e)(2)                            Amendment, dated December 12, 2002, to              Filed Herein
                                    the Loan Agreement dated December 3, 1997
                                    by and between Core Molding Technologies,
                                    Inc. and Key Bank National Association




Exhibit No.                         Description                                  Location
-----------                         -----------                                  --------
10(f)                               Master Equipment Lease Agreement(2)         Filed Herein
                                    by and between KeyCorp Leasing,
                                    a division of Key Corporate
                                    Capital, Inc. and Core Molding
                                    Technologies, Inc.


10(f)(1)                            Amendment, dated March 29, 2001, to         Incorporated by reference
                                    Master Equipment Lease Agreement(2) by      to Exhibit 10(f)(1) to
                                    and between KeyCorp Leasing,                Annual Report on Form
                                    a division of Key Corporate                 10-K for the year ended
                                    Capital, Inc. and Core Molding              December 31, 2000
                                    Technologies, Inc.

10(g)                               Loan Agreement, dated April 1,              Incorporated by
                                    1998, by and between South Carolina         reference to Exhibit
                                    Jobs - Economic Development Authority       10(a)(1) to Quarterly
                                    and Core Molding Technologies, Inc.         Report on Form 10-Q
                                                                                for the quarter ended
                                                                                June 30, 1998

10(h)                               Reimbursement Agreement, dated              Incorporated by
                                    April 1, 1998, by and between Core          reference to Exhibit
                                    Molding Technologies, Inc. and Key Bank     10(a)(2) to Quarterly
                                    National Association                        Report on Form 10-Q
                                                                                for the quarter ended
                                                                                June 30, 1998

10(h)(1)                            Amendment, dated March 29, 2001, to         Incorporated by reference
                                    Reimbursement Agreement, dated              to Exhibit 10(h)(1) to
                                    April 1, 1998, by and between Core          Annual Report on Form
                                    Molding Technologies, Inc. and Key Bank     10-K for the year ended
                                    National Association                        December 31, 2000

10(i)                               Core Molding Technologies, Inc.             Incorporated by
                                    Employee Stock Purchase Plan                reference to Exhibit
                                                                                4(c) to Registration
                                                                                Statement on Form S-8
                                                                                (Registration No. 333-60909)

10(i)(1)                            2002 Core Molding Technologies, Inc.        Incorporated by
                                    Employee Stock Purchase Plan                reference to Exhibit B to
                                                                                Definitive Proxy Statement
                                                                                dated April 15, 2002

10(j)                               Letter Agreement Regarding Terms and        Incorporated by
                                    Conditions of Interest Rate Swap            reference to Exhibit 10(j)
                                    Agreement between KeyBank National          to Annual Report on Form
                                    Association and Core Molding                10-K for the year-ended
                                    Technologies, Inc.                          December 31, 1998


Exhibit No.                         Description                                         Location
-----------                         -----------                                         ---------
10(k)                               Long Term Equity Incentive Plan(3)                  Incorporated by
                                                                                        reference to Exhibit
                                                                                        4(e) to Registration
                                                                                        Statement on Form
                                                                                        S-8 (Registration
                                                                                        No. 333-29203)

10(l)                               1995 Stock Option Plan(3)                           Incorporated by
                                                                                        reference to Exhibit
                                                                                        10(l) to Annual Report
                                                                                        on Form 10-K for the
                                                                                        year ended December 31,
                                                                                        2001

10(m)                               Informal Cash                                       Filed herein
                                    Profit Sharing Plan(3)

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

23                                  Consent of Deloitte & Touche LLP                    Filed Herein

24                                  Powers of Attorney                                  Filed Herein


99(a)                               Certification of James L. Simonton,                 Filed Herein
                                    Chief Executive Officer of Core Molding
                                    Technologies, Inc., dated March 31, 2003,
                                    pursuant to 18 U.S.C. Section 1350

99(b)                               Certification of Herman F. Dick, Jr.,               Filed Herein
                                    Chief Financial Officer of Core Molding
                                    Technologies, Inc., dated March 31, 2003,
                                    pursuant to 18 U.S.C. Section 1350



(1) The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

(2) The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including, addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the Securities and Exchange Commission upon request.

(3) Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.