Form 10-Q
period 2003-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2003-05-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                --------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from                 To
                                                --------------     -------------


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

                           Yes  [  X  ]              NO  [     ]

         Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Exchange Act.

                           Yes  [     ]              NO  [  X  ]


         As of May 14, 2003, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,            DECEMBER 31,
                                                                             2003                   2002
                                                                         ------------           ------------
                                                                          (UNAUDITED)
ASSETS

Cash and cash equivalents .....................................          $  8,709,294           $  8,976,059
Accounts receivable (less allowance for doubtful accounts:
    March 31, 2003 - $588,000; December 31, 2002 - $543,000) ..            11,551,732             11,281,060
Inventories:
    Finished and work in process goods ........................             2,397,739              2,391,077
    Stores ....................................................             2,224,529              2,042,535
                                                                         ------------           ------------
        Total inventories .....................................             4,622,268              4,433,612

Deferred tax asset ............................................             1,151,158              1,151,158
Prepaid expenses and other current assets .....................             2,064,528              2,218,900
                                                                         ------------           ------------
        Total current assets ..................................            28,098,980             28,060,789

Property, plant and equipment
                                                                           43,222,147             43,001,396
Accumulated depreciation ......................................           (19,440,910)           (18,970,136)
                                                                         ------------           ------------
Property, plant and equipment - net ...........................            23,781,237             24,031,260

Deferred tax asset - net ......................................            10,451,304             10,746,223
Mortgage-backed security investment ...........................                90,890                 94,589
Goodwill ......................................................             1,097,433              1,097,433
Other assets ..................................................               340,434                353,419
                                                                         ------------           ------------

TOTAL .........................................................          $ 63,860,278           $ 64,383,713
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt .............................          $    395,000           $  2,251,000

   Accounts payable ...........................................             5,114,866              5,114,655
   Accrued liabilities:
     Compensation and related benefits ........................             2,944,629              2,706,272
     Interest .................................................               472,043                 92,844
     Taxes ....................................................               869,322                819,621
     Current portion graduated lease payments .................               205,812                188,219
     Professional fees ........................................                94,307                300,796
     Other accrued liabilities ................................               866,751                677,647
                                                                         ------------           ------------
        Total current liabilities .............................            10,962,730             12,151,054

Long-term debt ................................................            23,664,288             23,764,150
Interest rate swap ............................................               754,117                773,434
Graduated lease payments ......................................               864,110                903,835
Deferred long-term gain .......................................             1,441,773              1,555,162
Postretirement benefits liability .............................             6,291,915              5,961,915

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                97,787                 97,787
    Outstanding shares:  March 31, 2003 and December 31, 2002 -
      9,778,680
Paid-in capital
                                                                           19,251,392             19,251,392
Accumulated other comprehensive loss, net of income tax effect               (497,717)              (510,466)
Retained earnings .............................................             1,029,883                435,450
                                                                         ------------           ------------
    Total stockholders' equity ................................            19,881,345             19,274,163
                                                                         ------------           ------------

TOTAL .........................................................          $ 63,860,278           $ 64,383,713
                                                                         ============           ============

See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                          -----------------------------------

                                                              2003                  2002
                                                          ------------           ------------
NET SALES:
     Products ..................................          $ 19,062,891           $ 20,296,667
     Tooling ...................................            10,481,536                729,608
                                                          ------------           ------------
       Total Sales .............................            29,544,427             21,026,275
                                                          ------------           ------------

Cost of Sales ..................................            25,238,746             17,338,064
Postretirement benefits expense ................               374,659                255,989
                                                          ------------           ------------
       Total cost of sales .....................            25,613,405             17,594,053
                                                          ------------           ------------

GROSS MARGIN ...................................             3,931,022              3,432,222
                                                          ------------           ------------

Selling, general and administrative expense ....             2,418,231              1,977,989
Postretirement benefits expense ................                64,014                 60,047
                                                          ------------           ------------
       Total selling, general and administrative             2,482,245              2,038,036
         expense

INCOME BEFORE INTEREST AND TAXES ...............             1,448,777              1,394,186


Interest income ................................                23,096                 35,651

Interest expense ...............................              (493,021)              (501,161)
                                                          ------------           ------------

INCOME BEFORE INCOME TAXES .....................               978,852                928,676


Income taxes:
     Current ...................................                96,067                237,695
     Deferred ..................................               288,352                117,459
                                                          ------------           ------------
       Total income taxes ......................               384,419                355,154
                                                          ------------           ------------

NET INCOME .....................................          $    594,433           $    573,522
                                                          ============           ============

NET INCOME PER COMMON SHARE:
     Basic & diluted ...........................          $       0.06           $       0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted .........................             9,778,680              9,778,680


See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                           COMMON STOCK                                            ACCUMULATED
                                            OUTSTANDING                                               OTHER               TOTAL
                                                                    PAID-IN        RETAINED      COMPREHENSIVE        STOCKHOLDERS'
                                      SHARES          AMOUNT        CAPITAL        EARNINGS       INCOME (LOSS)          EQUITY
                                   -------------    ------------ -------------- --------------- ------------------- ----------------

BALANCE AT JANUARY 1, 2003            9,778,680       $ 97,787    $ 19,251,392      $  435,450      $   (510,466)     $ 19,274,163

Net Income                                                                             594,433                             594,433


Hedge accounting effect of the
interest rate swap at March 31,
2003, net of deferred income tax
expense of $6,568.                                                                                        12,749            12,749

                                   -------------    ------------ -------------- --------------- ------------------- ----------------
BALANCE AT MARCH 31, 2003            9,778,680       $ 97,787    $ 19,251,392      $ 1,029,883     $    (497,717)    $  19,881,345
                                   =============    ============ ============== =============== =================== ================


See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  2003                   2002
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ..........................................................          $   594,433           $   573,522

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization ....................................              500,326               506,416

   Deferred income taxes ............................................              288,352               117,459

   Loss on disposal of assets .......................................               25,933                  --

   Amortization of gain on sale/leaseback transactions ..............             (113,389)             (113,388)

   Change in operating assets and liabilities:

      Accounts receivable ...........................................             (270,672)           (1,967,549)

      Inventories ...................................................             (188,656)             (557,375)

      Prepaid and other assets ......................................              154,372               (59,014)

      Accounts payable ..............................................                  211             2,429,422

      Accrued and other liabilities .................................              627,740               256,052

      Postretirement benefits liability .............................              330,000               186,000
                                                                               -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................            1,948,650             1,371,545

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment ...........................             (263,252)             (124,079)

Proceeds from sale of property and equipment ........................                 --                    --

Proceeds from maturities on mortgage-backed security investment .....                3,699               321,491
                                                                               -----------           -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................             (259,553)              197,412

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of principal on secured note payable .......................           (1,860,862)                 --

Payment of principal on industrial revenue bond .....................              (95,000)              (85,000)
                                                                               -----------           -----------

NET CASH USED IN FINANCING ACTIVITIES ...............................           (1,955,862)              (85,000)

NET INCREASE/(DECREASE) IN CASH .....................................             (266,765)            1,483,957

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................            8,976,059             3,194,156
                                                                               -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................          $ 8,709,294           $ 4,678,113
                                                                               ===========           ===========
Cash paid for:
   Interest (net of amounts capitalized) ............................          $    92,844           $    85,592
                                                                               ===========           ===========
   Income taxes (refund) ............................................          $  (228,603)          $   (15,905)
                                                                               ===========           ===========


See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at March 31, 2003, and the results of its operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2002 Annual Report to Shareholders, should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2003.

         Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound (SMC) in a closed mold process. The Matamoros, Mexico facility produces reinforced plastic products by spray-up and hand-lay-up open mold processes and vacuum assisted resin infused (VRIM) closed mold process.


2. EARNINGS PER COMMON SHARE

          Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three months ended March 31, 2003, and March 31, 2002, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.


3. SALES REVENUE

         Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Yamaha, Lear Corporation ("Lear") and Freightliner, LLC ("Freightliner"). The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2003 and March 31, 2002:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                 --------------------------------

                                     2003                2002
                                 -----------          -----------

International .........          $19,061,883          $10,978,461
Yamaha ................            4,143,251            4,133,050
Lear ..................            2,324,051            2,273,182
Freightliner ..........            2,220,137            1,740,468
                                 -----------          -----------
     Subtotal .........          $27,749,322          $19,125,161
Other .................            1,795,105            1,901,114
                                 -----------          -----------
     Total ............          $29,544,427          $21,026,275
                                 ===========          ===========

4. COMPREHENSIVE INCOME

         Comprehensive income represents net income plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------

                                                    2003               2002
                                                  --------          --------

Net income ....................................   $594,433          $573,522

Hedge accounting effect of interest rate
swap, net of tax effect of $6,568 and
$27,578, respectively .........................     12,749            53,533

                                                  --------          --------
 Comprehensive income .........................   $607,182          $627,055
                                                  ========          ========



5. STOCK-BASED COMPENSATION

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

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                    2003              2002
                                                                  --------          -----------

Net income as reported .................................          $594,433        $     573,522
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects
                                                                    77,147               71,718
                                                                  --------          -----------
Pro forma net income ...................................          $517,286          $   501,804
                                                                  ========          ===========
Earnings per share:
     Basic and diluted - as reported ...................          $   0.06          $      0.06

     Basic and diluted - pro forma .....................          $   0.05          $      0.05


         The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.


6. NEW ACCOUNTING PRONOUNCEMENTS

         As previously reported, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. It is effective for the first quarter in the year ended December 31, 2003. The Company does not believe the adoption of SFAS No. 145 will have a significant impact on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement, as of January 1, 2003, did not have an impact on Core Molding Technologies' consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Molding Technologies' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, recreation and commercial and industrial product industries, the general economy, competitive factors, the dependence on four major customers, the recent efforts of Core Molding Technologies to expand its customer base, new technologies, regulatory requirements, labor relations, the loss of or inability to attract key personnel, the availability of capital, the start up of new operations in Mexico and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

                                    OVERVIEW

         Core Molding Technologies is a compounder of sheet molding composite ("SMC") and molder of fiberglass reinforced plastics. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including medium and heavy-duty trucks, automobiles, personal watercraft and other commercial products. The demand for Core Molding Technologies' products is affected by economic conditions in the United States, Canada and Mexico. Core Molding Technologies' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies' operations may change proportionately more than revenues from operations.

         On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes. The acquisition was accounted for under the purchase accounting method and accordingly the effects of the acquisition are included in the results of operations and financial condition of Core Molding Technologies from the date of the acquisition and forward.


RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2003, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

    Net sales for the three months ended March 31, 2003, totaled $29,544,000 representing an approximate 41% increase from the $21,026,000 reported for the three months ended March 31, 2002. The primary reason for the increase in sales was due to the completion of tooling projects. Revenue from tooling projects totaled $10,482,000 for the three months ended March 31, 2003. Tooling project revenues for the three months ended March 31, 2002, totaled $729,000. Tooling project revenues represented the primary reason for the increase in sales to International and Freightliner for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was lower by approximately 6% for the three months ended March 31, 2003, as compared to March 31, 2002. The primary reason for this decrease was due to the negative impact general economic conditions have had on the demand for medium and heavy-duty trucks and automobiles. Sales to Lear increased slightly for the three months ended March 31, 2003, compared to the same time period last year. The primary reason for this increase was due to a one-time reimbursement of $449,000 for packaging costs incurred by Core Molding Technologies in 2002.

    Sales to other customers for the three months ended March 31, 2003, decreased approximately 6% to $1,795,000 from $1,901,000 for the three months ended March 31, 2002. The decrease in sales was primarily due to the negative impact general economic conditions have had on the demand for medium and heavy-duty trucks and the automobile aftermarket products.

    Gross Margin was approximately 13.3% of sales for the three months ended March 31, 2003, compared with 16.3% for the three months ended March 31, 2002. The decrease in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for the decrease was due to the dilutive effect of tooling project revenue on the current quarter's gross margin. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products. Partially offsetting this decrease was the one time reimbursement from Lear, as noted above. Production efficiencies largely offset increases in employee benefit programs, most notably healthcare costs and postretirement benefits for the union workforce at Core Molding Technologies' Columbus, Ohio facility and higher energy cost, specifically natural gas pricing. Overall, product margins (excluding the dilutive effect of tooling revenues and the one-time reimbursement from Lear) were consistent between the three months ended March 31, 2003 and March 31, 2002.

    Selling, general and administrative expenses ("SG&A") totaled $2,482,000 for the three months ended March 31, 2003, increasing from $2,038,000 for the three months ended March 31, 2002. The primary reasons for this increase were due to increases in salaries and employee benefits, primarily profit sharing accruals, as well as increases in Core Molding Technologies' insurance costs.

     Interest expense totaled $493,000 for the three months ended March 31, 2003, decreasing from $501,000 for the three months ended March 31, 2002. The primary reason for the decrease was due to the principal payment made by Core Molding Technologies on the secured note payable due to International Truck and Engine Corporation (see Note 6 in the 2002 Annual Report to Shareholders). Interest rates experienced by Core Molding Technologies with respect to the industrial revenue bond were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument.

    Income taxes for the three months ended March 31, 2003, are estimated to be approximately 39% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

    Net income for the three months ended March 31, 2003, was $594,000, or $.06 per basic and diluted share, representing an increase of $20,000 over the net income for the three months ended March 31, 2002, of $574,000, or $.06 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the three months ended March 31, 2003, totaled $1,949,000. Net income increased operating cash flows by $594,000. Non-cash deductions of depreciation and amortization added $500,000 to positive cash flow. Also adding to positive cash flow for the quarter was accrued interest payable of $379,000, which will be paid in the third quarter of 2003. In addition, an increase in the postretirement benefits liability provided $330,000 of positive cash flow. Core Molding Technologies expects this item to provide positive cash flow until such time that retirees begin to utilize their retirement medical benefits. Also adding positively to operating cash flows was accrued payroll expense of $270,000. A decrease in deferred income taxes also had a positive impact on operating cash flows of $288,000, which is a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. Partially offsetting the above mentioned increases in operating cash flows were increases in accounts receivable of $271,000 and inventories of $189,000.

         Investing activities decreased cash flow by $260,000 for the three months ended March 31, 2003. Capital expenditures totaled $263,000, which was primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $1,903,000 for the remainder of the year for capital projects. Offsetting these expenditures were proceeds from maturities on the Company's mortgage-backed security investment of $4,000.

         Financing activities reduced cash flow by $1,956,000 due to principal repayments on the secured note payable due to International Truck and Engine of $1,861,000 and for the regularly scheduled payment on the Industrial Revenue Bond of $95,000.

         At March 31, 2003, Core Molding Technologies had cash on hand of $8,709,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2004. As of March 31, 2003, Core Molding Technologies was in compliance of all three of its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2003. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Core Molding Technologies' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, goodwill and long-lived assets, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts receivable allowances:
         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies had recorded an allowance for doubtful accounts of $588,000 at March 31, 2003, and $543,000 at December 31, 2002. Management also records estimates for customer returns, discounts offered to customers and for price adjustments. Should customer returns, discounts and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies had recorded an allowance for chargebacks of $703,000 at March 31, 2003, and $473,000 at December 31, 2002.

Inventories:
         Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required. Core Molding Technologies had recorded an allowance for slow moving and obsolete inventory of $303,000 at March 31, 2003, and $278,000 at December 31, 2002.

Goodwill and Long-Lived Assets
         Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operations below the assumptions could have an adverse affect on Core Molding Technologies' operations. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the quarter ended March 31, 2003 or the year ended December 31, 2002.

Post retirement benefits:
         Management records an accrual for post retirement costs associated with the Company sponsored health care plan. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies' operations. Core Molding Technologies had recorded a liability for post retirement medical benefits based on actuarially computed estimates of $6,292,000 at March 31, 2003, and $5,962,000 at December 31, 2002.

Income taxes:
         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Core Molding Technologies has considered future taxable income in assessing the need for the valuation allowance and recorded a valuation allowance (see Note 10 to the consolidated financial statements for the year ended December 31, 2002, included in the 2002 Annual Report to Shareholders). The valuation reserve will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized. Core Molding Technologies had recorded a valuation allowance of $1,425,000 at March 31, 2003 and December 31, 2002.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Core Molding Technologies' primary market risk results from fluctuations in interest rates. Core Molding Technologies is also exposed to changes in the price of commodities used in its manufacturing operations. The Company does not hold any material market risk sensitive instruments for trading purposes.

         Core Molding Technologies has the following four items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at March 31, 2003, of $6,000,000. Interest is variable and is computed weekly; the average interest rate charged for the three months ended March 31, 2003, was 1.3%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Molding Technologies has entered into an interest rate swap arrangement under which Core Molding Technologies pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of March 31, 2003, of $18,059,288 that bears interest at a fixed annual rate of 8%; (3) Revolving line of credit, which bears interest at LIBOR plus three and one-quarter percent or the prime rate; and (4) Foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the three month periods ended March 31, 2003, and 2002, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4


CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this Form 10-Q, Core Molding Technologies carried out an evaluation, under the supervision and with the participation of Core Molding Technologies' management, including Core Molding Technologies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Core Molding Technologies' disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Core Molding Technologies' disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in Core Molding Technologies' internal controls or in other factors, which could significantly affect internal controls subsequent to the date Core Molding Technologies carried out its evaluation.

                           PART II - OTHER INFORMATION


    ITEM 1.       LEGAL PROCEEDINGS
                  No material changes in the legal proceeding reported in Form 10-K for the year ending December 31, 2002.

    ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  No submission of matters to a vote of security holders occurred for the three months ended March 31, 2003.

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



                                  CORE MOLDING TECHNOLOGIES, INC.



Date:    May 14, 2003             By:  /s/ James L. Simonton
         ------------                  _____________________

                                       James L. Simonton
                                       President, Chief Executive Officer and
                                           Director


Date:    May 14, 2003             By:  /s/ Herman F. Dick, Jr.
         ------------                  _______________________

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



Date: May 14, 2003

                                  /s/ James L. Simonton
                                      -------------------------------
                                  James L. Simonton
                                    President, Chief Executive Officer and
                                       Director

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


Date: May 14, 2003
                                    /s/ Herman F. Dick, Jr.
                                        ---------------------------------------
                                        Herman F. Dick, Jr.
                                          Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  -----------                -----------                                        --------
  2(a)(1)                    Asset Purchase Agreement                           Incorporated by reference to
                             Dated as of September 12, 1996,                    Exhibit 2-A to Registration
                             As amended October 31, 1996,                       Statement on Form S-4
                             between Navistar International Transportation      (Registration No. 333-15809)
                             Corporation and RYMAC Mortgage Investment
                             Corporation1

  2(a)(2)                    Second Amendment to Asset Purchase                 Incorporated by reference to
                             Agreement dated December 16, 19961                 Exhibit 2(a)(2) to Annual
                                                                                Report on  Form 10-K for the
                                                                                year-ended December 31, 2001

  2(b)(1)                    Agreement and Plan of Merger dated as of           Incorporated by reference to
                             November 1, 1996, between Core Molding             Exhibit 2-B to Registration
                             Technologies, Inc. and RYMAC Mortgage Investment   Statement on Form S-4
                             Corporation                                        (Registration No. 333-15809)

  2(b)(2)                    First Amendment to Agreement and Plan              Incorporated by reference to
                             of Merger dated as of December 27, 1996            Exhibit 2(b)(2) to Annual
                             Between Core Molding Technologies, Inc. and        Report on Form 10-K for the
                             RYMAC Mortgage Investment Corporation              year ended December 31, 2002

  2(c)(1)                    Asset Purchase Agreement dated as of October 10,   Incorporated by reference to
                             2001, between Core Molding Technologies, Inc.      Exhibit 1 to Form 8K filed
                             and  Airshield Corporation                         October 31, 2001

  3(a)(1)                    Certificate of Incorporation of                    Incorporated by reference to
                             Core Molding Technologies, Inc.                    Exhibit 4(a) to Registration
                             As filed with the Secretary of State               Statement on Form S-8
                             of Delaware on October 8, 1996                     (Registration No. 333-29203)

  3(a)(2)                    Certificate of Amendment of                        Incorporated by reference to
                             Certificate of Incorporation                       Exhibit 4(b) to Registration
                             of Core Molding Technologies, Inc.                 Statement on Form S-8
                             as filed with the Secretary of State               (Registration No. 333-29203)
                             of Delaware on November 6, 1996

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

  3(a)(4)                    Certificate of Amendment of Certificate of         Incorporated by reference to
                             Incorporation as filed with the Secretary of       Exhibit 3(a)(4) to Quarterly
                             State of Delaware on August 28, 2002               Report on Form 10-Q for the
                                                                                quarter ended September 30,
                                                                                2002

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  -----------                -----------                                        --------

  3(b)                       By-Laws of Core Molding Technologies, Inc.         Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)


  4(a)(1)                    Certificate of Incorporation of Core Molding       Incorporated by reference to
                             Technologies, Inc. as filed with the Secretary     Exhibit 4(a) to Registration
                             of State                                           Statement on Form S-8
                             of Delaware on October 8, 1996                     (Registration No. 333-29203)

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

  4(a)(4)                    Certificate of Amendment of Certificate of         Incorporated by reference to
                             Incorporation as filed with the Secretary of       Exhibit 3(a)(4) to Quarterly
                             State of Delaware on August 28, 2002               Report on Form 10-Q for the
                                                                                quarter ended September 30,
                                                                                2002


  4(b)                       By-Laws of Core Molding Technologies, Inc.         Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)

  11                         Computation of Net Income per Share                Exhibit 11 omitted because
                                                                                the required information is
                                                                                Included in Notes to
                                                                                Financial Statement

  99(a)                      Certification of James L. Simonton, Chief          Filed Herein
                             Executive Officer of Core Molding Technologies,
                             Inc., dated May 14, 2003, pursuant to 18 U.S.C.
                             Section 1350

  99(b)                      Certification of Herman F. Dick, Jr., Chief        Filed Herein
                             Financial Officer of Core Molding Technologies,
                             Inc., dated May 14, 2003, pursuant to 18 U.S.C.
                             Section 1350


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