Form 10-Q
period 2003-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2003-08-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003
                                     -------------

                           OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from                    To
                                      -----------------    ------------------


                        Commission File Number 001-12505

                         CORE MOLDING TECHNOLOGIES, INC.
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

                           Yes  [   ]              NO  [ X ]


         As of August 14, 2003, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,           DECEMBER 31,
                                                                           2003                 2002
                                                                       ------------         ------------
                                                                        (UNAUDITED)

ASSETS

Cash and cash equivalents                                              $  9,768,840         $  8,976,059
Accounts receivable (less allowance for doubtful accounts:
    June 30, 2003 - $521,000; December 31, 2002 - $543,000)              12,181,059           11,281,060
Inventories:
    Finished and work in process goods                                    2,985,737            2,391,077
    Stores                                                                2,231,178            2,042,535
                                                                       ------------         ------------
        Total inventories                                                 5,216,915            4,433,612

Deferred tax asset                                                        1,151,158            1,151,158
Prepaid expenses and other current assets                                 2,609,979            2,218,900
                                                                       ------------         ------------
        Total current assets                                             30,927,951           28,060,789

Property, plant and equipment                                            43,624,766           43,001,396
Accumulated depreciation                                                (19,950,345)         (18,970,136)
                                                                       ------------         ------------
Property, plant and equipment - net                                      23,674,421           24,031,260

Deferred tax asset - net                                                  9,946,234           10,746,223
Goodwill                                                                  1,097,433            1,097,433
Other assets                                                                417,982              448,008
                                                                       ------------         ------------

TOTAL                                                                  $ 66,064,021         $ 64,383,713
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Accounts payable                                                    $  5,968,947         $  5,114,655
   Current portion long-term debt                                           405,000            2,251,000
   Current portion deferred long-term gain                                  453,555              453,555
   Current portion graduated lease payments                                 223,408              188,219
   Accrued liabilities:
     Compensation and related benefits                                    2,907,613            2,706,272
     Interest                                                               837,615               92,844
     Taxes                                                                  553,627              819,621
     Professional fees                                                      102,502              300,796
     Other accrued liabilities                                              565,894              224,092
                                                                       ------------         ------------
        Total current liabilities                                        12,018,161           12,151,054

Long-term debt                                                           23,559,288           23,764,150
Interest rate swap                                                          836,888              773,434
Graduated lease payments                                                    824,382              903,835
Deferred long-term gain                                                   1,328,385            1,555,162
Postretirement benefits liability                                         6,621,915            5,961,915

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;              97,787               97,787
    Outstanding shares:  June 30, 2003 and December 31, 2002 -
    9,778,680
Paid-in capital                                                          19,251,392           19,251,392
Accumulated other comprehensive loss, net of income tax effect             (552,346)            (510,466)
Retained earnings                                                         2,078,169              435,450
                                                                       ------------         ------------
    Total stockholders' equity                                           20,875,002           19,274,163
                                                                       ------------         ------------

TOTAL                                                                  $ 66,064,021         $ 64,383,713
                                                                       ============         ============

See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                      JUNE 30,                                JUNE 30,
                                                        ---------------------------------         ---------------------------------
                                                            2003                2002                  2003                 2002
                                                        ------------         ------------         ------------         ------------
NET SALES:

   Products                                             $ 20,975,060         $ 21,442,437         $ 40,037,951         $ 41,739,104
   Tooling                                                   164,735            5,209,177           10,646,271            5,938,785
                                                        ------------         ------------         ------------         ------------
     Total Sales                                          21,139,795           26,651,614           50,684,222           47,677,889
                                                        ------------         ------------         ------------         ------------

Cost of Sales                                             16,263,726           22,282,646           41,502,472           39,620,710
Postretirement benefits expense                              348,779               250,084             723,438              506,073
                                                        ------------         ------------         ------------         ------------
     Total cost of sales                                  16,612,505           22,532,730           42,225,910           40,126,783
                                                        ------------         ------------         ------------         ------------

GROSS MARGIN                                               4,527,290            4,118,884            8,458,312            7,551,106
                                                        ------------         ------------         ------------         ------------

Selling, general and administrative expense                2,284,979            2,488,786            4,703,210            4,466,775
Postretirement benefits expense                               98,374               62,521              162,388              122,568
                                                        ------------         ------------         ------------         ------------
     Total selling, general and administrative expense     2,383,353            2,551,307            4,865,598            4,589,343


INCOME BEFORE INTEREST AND TAXES                           2,143,937            1,567,577            3,592,714            2,961,763

Interest income                                               21,749               34,905               44,845               70,556
Interest expense                                            (442,786)            (507,028)            (935,807)          (1,008,189)
                                                        ------------         ------------         ------------         ------------

INCOME BEFORE INCOME TAXES                                 1,722,900            1,095,454            2,701,752            2,024,130

Income taxes:
     Current                                                 141,403              252,831              237,470              490,526
     Deferred                                                533,211              175,601              821,563              293,060
                                                        ------------         ------------         ------------         ------------
       Total income taxes                                    674,614              428,432            1,059,033              783,586
                                                        ------------         ------------         ------------         ------------

NET INCOME                                              $  1,048,286         $    667,022         $  1,642,719         $  1,240,544
                                                        ============         ============         ============         ============

NET INCOME PER COMMON SHARE:
     Basic and diluted                                  $       0.11         $       0.07         $       0.17         $       0.13
                                                        ============         ============         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                     9,778,680            9,778,680            9,778,680            9,778,680
                                                        ============         ============         ============         ============

See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                                       ACCUMULATED
                                                COMMON STOCK                                             OTHER          TOTAL
                                                 OUTSTANDING              PAID-IN       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                             SHARES        AMOUNT         CAPITAL       EARNINGS     INCOME (LOSS)      EQUITY
                                           ---------     ----------     -----------    ----------    -------------   -----------
BALANCE AT JANUARY 1, 2003                 9,778,680     $   97,787     $19,251,392    $   435,450      $(510,466)   $19,274,163

Net Income                                                                               1,642,719                     1,642,719

Hedge accounting effect of the
interest rate swap at June 30, 2003,
net of deferred income tax benefit of
$21,574                                                                                                  (41,880)        (41,880)

                                           ---------     ----------     -----------    ----------      ---------     -----------
BALANCE AT JUNE 30, 2003                   9,778,680     $   97,787     $19,251,392    $2,078,169      $(552,346)    $20,875,002
                                           =========     ==========     ===========    ==========      =========     ===========

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                2003                2002
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $ 1,642,719         $ 1,240,544

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                               1,049,987           1,006,194

   Deferred income taxes                                                         821,563             293,060

   Loss on disposal of assets                                                     25,933                --

   Amortization of gain on sale/leaseback transactions                          (226,777)           (226,777)

   Loss/(gain) on translation of foreign currency financial
   statements                                                                     29,107             (34,704)

   Change in operating assets and liabilities:

      Accounts receivable                                                       (899,999)         (2,349,035)

      Inventories                                                               (783,303)           (592,091)

      Prepaid and other assets                                                  (391,079)             63,116

      Accounts payable                                                           854,292           3,294,380

      Accrued and other liabilities                                              779,362            (295,248)

      Postretirement benefits liability                                          660,000             372,000
                                                                             -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      3,561,805           2,771,439

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                       (722,219)           (219,435)

Proceeds from maturities on mortgage-backed security investment                    4,057             625,886
                                                                             -----------         -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (718,162)            406,451

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of principal on secured note payable                                 (1,860,862)               --

Payment of principal on industrial revenue bond                                 (190,000)           (175,000)
                                                                             -----------         -----------

NET CASH USED IN FINANCING ACTIVITIES                                         (2,050,862)           (175,000)

NET INCREASE IN CASH                                                             792,781           3,002,890
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               8,976,059           3,194,156
                                                                             -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 9,768,840         $ 6,197,046
                                                                             ===========         ===========
Cash paid for:
   Interest (net of amounts capitalized)                                     $   149,318         $   958,319
                                                                             ===========         ===========
   Income taxes (refund)                                                     $  (221,904)        $   (15,905)
                                                                             ===========         ===========


See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at June 30, 2003, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2002 Annual Report to Shareholders, should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2003.

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

2. EARNINGS PER COMMON SHARE

          Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and six months ended June 30, 2003, and June 30, 2002, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.

3. MAIN CUSTOMERS

         Core Molding Technologies currently has five major customers, International Truck & Engine Corporation ("International"), Yamaha Motor Corporation ("Yamaha"), Lear Corporation ("Lear"), Freightliner, LLC ("Freightliner") and Paccar, Inc. ("Paccar"). The following table presents net sales for the above-mentioned customers for the three and six months ended June 30, 2003 and June 30, 2002:

                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                 JUNE 30,                              JUNE 30,

                     ------------------------------        ------------------------------
                         2003               2002              2003               2002
                     -----------        -----------        -----------        -----------

International        $10,806,738        $11,343,819        $29,868,621        $22,322,280
Yamaha                 3,490,728          4,357,232          7,633,979          8,490,282
Lear                   2,139,556          1,807,263          4,463,607          4,080,445
Freightliner           2,202,623          2,628,821          4,422,760          4,369,289
Paccar                   759,117          4,236,438          1,267,462          4,526,055
                     -----------        -----------        -----------        -----------
     Subtotal        $19,398,762        $24,373,573        $47,656,429        $43,788,351
Other                  1,741,033          2,278,041          3,027,793          3,889,538
                     -----------        -----------        -----------        -----------
     Total           $21,139,795        $26,651,614        $50,684,222        $47,677,889
                     ===========        ===========        ===========        ===========

4. COMPREHENSIVE INCOME

         Comprehensive income represents net income plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                               ----------------------------         ----------------------------
                                                 2003               2002               2003              2002
                                               ---------          ---------         ----------        ----------

Net income                                    $1,048,286          $ 667,022         $1,642,719        $1,240,544

Hedge accounting effect of the
interest rate swap, net of tax effect of
$28,142 and $64,104 benefit for the
three months ending June 30,
respectively; and $21,574 and
$36,526 tax benefit for the six months
ending June 30,
respectively.                                    (54,629)          (124,437)           (41,880)          (70,904)
                                               ---------          ---------         ----------        ----------
 Comprehensive income                          $ 993,657          $ 542,585         $1,600,839        $1,169,640
                                               =========          =========         ==========        ==========



5. STOCK-BASED COMPENSATION

         The Company accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per common share would have resulted in the amounts as reported below.

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                              -----------------------------         ----------------------------
                                                 2003               2002               2003              2002
                                              ----------           --------         ----------        ----------


Net income as reported                        $1,048,286           $667,022         $1,642,719        $1,240,544

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                        76,420             84,490            153,567           156,208
                                              ----------           --------         ----------        ----------

Pro forma net income                          $  971,866           $582,532         $1,489,152        $1,084,336
                                              ==========           ========         ==========        ==========

Earnings per share:
     Basic and diluted-as reported             $    0.11           $   0.07           $   0.17          $   0.13
     Basic and diluted-pro forma               $    0.10           $   0.06           $   0.15          $   0.11

         The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years.

         On August 4, 2003, Core Molding Technologies reported the results of its recent tender offer regarding the outstanding stock options granted to its employees. Of the 1,171,500 stock options outstanding, 978,000 options were tendered for cancellation. Core Molding Technologies has stated that it intends to issue 929,100 new options, representing 95% of the tendered options, on or after February 2, 2004, at the greater of $1.70 per share or the market price per share on the day of issuance.

6. NEW ACCOUNTING PRONOUNCEMENTS

            In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. Core Molding Technologies does not believe the adoption of SFAS No. 149 will have a significant impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a significant impact on Core Molding Technologies' consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under this caption constitute "forward-looking statements" which involve certain risks and uncertainties. Core Molding Technologies' actual results may differ significantly from those discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to: business conditions in the plastics, transportation, watercraft and commercial product industries, the general economy, competitive factors, the dependence on five major customers, the recent efforts of Core Molding Technologies to expand its customer base, new technologies, regulatory requirements, labor relations, the loss of or inability to attract key personnel, the availability of capital, and management's decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

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

         On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes in Matamoros, Mexico. The acquisition was accounted for under the purchase accounting method and accordingly the effects of the acquisition are included in the results of operations and financial condition of Core Molding Technologies from the date of the acquisition and forward.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2003, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Net sales for the three months ended June 30, 2003, totaled $21,140,000 representing an approximate 21% decrease from the $26,652,000 reported for the three months ended June 30, 2002. The primary reason for the decrease in sales was due to a reduction in completed tooling projects. Revenue from tooling projects totaled $165,000 for the three months ended June 30, 2003. Tooling project revenues for the three months ended June 30, 2002, totaled $5,209,000. Tooling project revenues represented the primary reason for the decrease in sales to Paccar for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was lower by approximately 2% for the three months ended June 30, 2003, as compared to June 30, 2002. The primary reason for this decrease was due to the negative impact general economic conditions have had on the demand for medium and heavy-duty trucks and personal watercraft. Sales to Lear increased by $332,000 for the three months ended June 30, 2003, compared to the same time period last year. The primary reason for this increase was due to a sales price adjustment related to packaging costs for the second quarter of 2003. Core Molding Technologies anticipates that these price adjustments will end with the use of returnable packaging, which has begun at the beginning of the third quarter of 2003.

         Sales to other customers for the three months ended June 30, 2003, decreased approximately 24% to $1,741,000 from $2,278,000 for the three months ended June 30, 2002. The decrease in sales was primarily due to revenue from completed tooling projects being less for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.

         Gross Margin was approximately 21.4% of sales for the three months ended June 30, 2003, compared with 15.5% for the three months ended June 30, 2002. The primary reason for the increase was due to production efficiencies, primarily material usage and labor efficiencies, which were achieved primarily at Core Molding Technologies' Columbus, Ohio and Gaffney, South Carolina facilities. Comparative sales mix favorably affected gross margin, particularly the decrease in tooling sales in the second quarter 2003 as compared to the tooling sales in the second quarter 2002. Also adding to the increase was the sales price adjustments for packaging costs, as noted above. Partially offsetting these gains were increases in employee benefit programs, most notably healthcare costs and postretirement healthcare benefits.

         Selling, general and administrative expenses ("SG&A") totaled $2,383,000 for the three months ended June 30, 2003, decreasing from $2,551,000 for the three months ended June 30, 2002. The primary reasons for this decrease were due to decreases in profit sharing accruals, professional and outside services, and real estate and property taxes. These decreases were partially offset by increases in Core Molding Technologies' insurance costs.

          Interest expense totaled $443,000 for the three months ended June 30, 2003, decreasing from $507,000 for the three months ended June 30, 2002. The primary reason for the decrease was due to the principal payment made on the secured note payable due to International Truck and Engine Corporation (see Note 6 in the 2002 Annual Report to Shareholders). Interest rates for the industrial revenue bond were favorable; however, due to the interest rate swap Core Molding Technologies entered into, the interest rate is essentially fixed for this debt instrument.

         Income taxes for the three months ended June 30, 2003, are estimated to be approximately 39% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for the three months ended June 30, 2003, was $1,048,000, or $.11 per basic and diluted share, representing an increase of $381,000 over the net income for the three months ended June 30, 2002, of $667,000, or $.07 per basic and diluted share.

    SIX MONTHS ENDED JUNE 30, 2003, AS COMPARED TO SIX MONTHS ENDED JUNE 30,
    2002

         Net sales for the six months ended June 30, 2003, totaled $50,684,000 representing an approximate 6% increase from the $47,678,000 reported for the six months ended June 30, 2002. The primary reason for the increase in sales was due to an increase in completed tooling projects. Revenue from tooling projects totaled $10,646,000 for the six months ended June 30, 2003. Tooling project revenues for the six months ended June 30, 2002, totaled $5,939,000. Tooling project revenues represented the primary reason for the increase in sales to International and the decrease in sales to Paccar for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was lower by approximately 4% for the six months ended June 30, 2003, as compared to June 30, 2002. The primary reason for this decrease was due to the negative impact general economic conditions has had on the demand for medium and heavy-duty trucks and personal watercraft. Sales to Lear increased slightly for the six months ended June 30, 2003, compared to the same time period last year. The primary reason for this increase was due to a sales price adjustment related to packaging costs incurred by Core Molding Technologies in 2002 and the first six months of 2003. Core Molding Technologies anticipates that these price adjustments will end with the use of returnable packaging, which has begun at the beginning of the third quarter of 2003.

         Sales to other customers for the six months ended June 30, 2003, decreased approximately 22% to $3,028,000 from $3,890,000 for the six months ended June 30, 2002. The decrease in sales was primarily due to revenue from completed tooling projects being less for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

         Gross Margin was approximately 16.7% of sales for the six months ended June 30, 2003, compared with 15.8% for the six months ended June 30, 2002. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for this increase was due to the sales price adjustment for packaging costs incurred by Core Molding Technologies in 2002 and the first six months of 2003, as noted above. Production efficiencies largely offset increases in employee benefit programs, most notably healthcare costs and postretirement healthcare benefits and higher energy cost, specifically natural gas pricing.

         Selling, general and administrative expenses ("SG&A") totaled $4,866,000 for the six months ended June 30, 2003, increasing from $4,589,000 for the six months ended June 30, 2002. The primary reasons for this increase were due to increases in salaries and employee benefits, primarily profit sharing accruals, as well as increases in insurance costs, travel expenses and public reporting expenses.

          Interest expense totaled $936,000 for the six months ended June 30, 2003, decreasing from $1,008,000 for the six months ended June 30, 2002. The primary reason for the decrease was due to the principal payment made on the secured note payable due to International Truck and Engine Corporation (see Note 6 in the 2002 Annual Report to Shareholders). Interest rates for the industrial revenue bond were favorable; however, due to the interest rate swap Core Molding Technologies entered into, the interest rate is essentially fixed for this debt instrument.

         Income taxes for the six months ended June 30, 2003, are estimated to be approximately 39% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for the six months ended June 30, 2003, was $1,643,000, or $.17 per basic and diluted share, representing an increase of $402,000 over the net income for the six months ended June 30, 2002, of $1,241,000, or $.13 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the six months ended June 30, 2003, totaled $3,562,000. Net income increased operating cash flows by $1,643,000. Non-cash deductions of depreciation and amortization added $1,050,000 to positive cash flow. Also adding to positive cash flow for the quarter was accrued interest payable of $745,000, which will be paid in the third quarter of 2003. In addition, an increase in the postretirement healthcare benefits liability provided $660,000 of positive cash flow. Core Molding Technologies expects this item to provide positive cash flow until such time that retirees begin to utilize their retirement medical benefits. A decrease in deferred income taxes also had a positive impact on operating cash flows of $822,000, which is a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. Partially offsetting the above mentioned increases in operating cash flows were increases in accounts receivable of $900,000 and inventories of $783,000.

         Investing activities decreased cash flow by $718,000 for the six months ended June 30, 2003. Capital expenditures totaled $722,000, which was primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $1,444,000 for the remainder of the year for capital projects.

         Financing activities reduced cash flow by $2,051,000 due to principal repayments on the secured note payable due to International Truck and Engine of $1,861,000 and for the regularly scheduled payment on the Industrial Revenue Bond of $190,000.

         At June 30, 2003, Core Molding Technologies had cash on hand of $9,769,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2004. As of June 30, 2003, Core Molding Technologies was in compliance of all three of its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2003. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

Accounts receivable allowances:

         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies had recorded an allowance for doubtful accounts of $521,000 at June 30, 2003, and $543,000 at December 31, 2002. Management also records estimates for customer returns, deductions and price adjustments. Should customer returns, deductions and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies had recorded an allowance for chargebacks of $693,000 at June 30, 2003, and $473,000 at December 31, 2002.

Inventories:

         Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required. Core Molding Technologies had recorded an allowance for slow moving and obsolete inventory of $395,000 at June 30, 2003, and $278,000 at December 31, 2002.

Goodwill and Long-Lived Assets

         Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operations below the assumptions could have an adverse affect on Core Molding Technologies' operations. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2003 or the year ended December 31, 2002.

Post retirement benefits:

         Management records an accrual for post retirement costs associated with the Company sponsored health care plan for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies' operations. Core Molding Technologies had recorded a liability for post retirement healthcare benefits based on actuarially computed estimates of $6,622,000 at June 30, 2003, and $5,962,000 at December 31, 2002.

Income taxes:

         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Core Molding Technologies has considered future taxable income in assessing the need for the valuation allowance and recorded a valuation allowance (see Note 10 in the 2002 Annual Report to Shareholders). The valuation reserve will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized. Core Molding Technologies had recorded a valuation allowance of $1,425,000 at June 30, 2003 and December 31, 2002.

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

         Core Molding Technologies has the following four items that are sensitive to a change in interest rates: (1) Long-term debt consisting of an Industrial Revenue Bond ("IRB") with a balance at June 30, 2003, of $5,905,000. Interest is variable and is computed weekly; the average interest rate charged for the six months ended June 30, 2003, was 1.35%, and the maximum interest rate that may be charged at any time over the life of the IRB is 10%. In order to minimize the effect of the interest rate fluctuation, Core Molding Technologies has entered into an interest rate swap arrangement under which Core Molding Technologies pays a fixed rate of 4.89% to a bank and receives 76% of the 30 day commercial paper rate; (2) Long-term Secured Note Payable with a balance as of June 30, 2003, of $18,059,288 that bears interest at a fixed annual rate of 8%;
(3) Revolving line of credit, which bears interest at LIBOR plus three and one-quarter percent or the prime rate; and (4) Foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the six month periods ended June 30, 2003, and 2002, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4

CONTROLS AND PROCEDURES

         As of the end of the period covered by this Quarterly Report on Form 10-Q Core Molding Technologies carried out an evaluation, under the supervision and with the participation of Core Molding Technologies' management, including Core Molding Technologies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Core Molding Technologies' disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, (as amended the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Core Molding Technologies' disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in Core Molding Technologies' internal controls or in other factors, which could significantly affect internal controls subsequent to the date Core Molding Technologies carried out its evaluation.

         No changes were made to Core Molding Technologies' system of internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Core Molding Technologies' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        No material changes in the legal proceeding reported in Form 10-K for the year ending December 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        At the annual meeting of the shareholders of Core Materials Corporation held May 15, 2003, the following issues were voted upon with the indicated results:

        A. ELECTION OF DIRECTORS:     SHARES VOTED FOR     SHARES VOTED AGAINST
           Thomas R. Cellitti              9,297,813            32,185
           James F. Crowley                9,210,502           119,496
           Ralph O. Hellmold               9,209,013           120,985
           Thomas M. Hough                 9,209,013           120,985
           Malcolm M. Prine                9,210,502           119,496
           James L. Simonton               9,299,302            30,696

           The above elected directors constitute the full acting Board of Directors for Core Materials Corporation; all terms expire at the 2004 annual meeting of stockholders of the Company.

        B. RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR THE YEAR ENDING DECEMBER 31, 2003:

           SHARES VOTED FOR           SHARES AGAINST        SHARES ABSTAINING
              9,309,102                    9,565                 11,331

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

                                     CORE MOLDING TECHNOLOGIES, INC.



Date:    August 14, 2003             By: /s/ James L. Simonton
                                         -------------------------------------
                                         James L. Simonton
                                         President, Chief Executive Officer and
                                            Director

Date:    August 14, 2003             By: /s/ Herman F. Dick, Jr.
                                         --------------------------------------
                                         Herman F. Dick, Jr.
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

3(a)(3)                    Certificate of Incorporation of Core               Incorporated by reference to
                           Molding Technologies, Inc. reflecting              Exhibit 4(c) to Registration
                           Amendments through November 6,                     Statement on Form S-8
                           1996 [for purposes of compliance                   (Registration No. 333-29203)
                           with Securities and Exchange
                           Commission filing requirements only]

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

10                         Amended and Restated Long-Term Equity              Incorporated by reference to
                           Incentive Plan                                     Exhibit 4.6 to Registration
                                                                              Statement on Form S-8 filed
                                                                              June 4, 2003 (Registration
                                                                              No. 333-105819)

11                         Computation of Net Income per Share                Exhibit 11 omitted because
                                                                              the required information is
                                                                              Included in Notes to
                                                                              Financial Statement

31(a)                      Certification by James L. Simonton pursuant to
                           Rule 13a-14(a) and 15d-14(a), as adopted
                           pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002                                        Filed Herein

31(b)                      Certification by Herman F. Dick, Jr. pursuant to   Filed Herein
                           Rule 13a-14(a) and 15d-14(a), as adopted
                           pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002

32(a)                      Certification of James L. Simonton, Chief          Filed Herein
                           Executive Officer of Core Molding Technologies,
                           Inc., dated August 14, 2003, pursuant to 18
                           U.S.C. Section 1350

EXHIBIT NO.                DESCRIPTION                                        LOCATION
-----------                -----------                                        --------

32(b)                      Certification of Herman F. Dick, Jr., Chief        Filed Herein
                           Financial Officer of Core Molding Technologies,
                           Inc., dated August 14, 2003, pursuant to 18
                           U.S.C. Section 1350




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