Form 10-Q
period 2003-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2003-11-13
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------
                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from                 To
                                           -------------        --------------


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

                           Yes  [     ]              NO  [ X   ]


         As of November 13, 2003, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              2003                  2002
                                                                          -------------         ------------
                                                                           (UNAUDITED)

ASSETS

Cash and cash equivalents                                                  $ 10,079,215         $  8,976,059
Accounts receivable (less allowance for doubtful accounts:
    September 30, 2003 - $533,000; December 31, 2002 - $543,000)             13,784,784           11,281,060
Inventories:
    Finished and work in process goods                                        2,721,369            2,391,077
    Stores                                                                    2,910,926            2,042,535
                                                                           ------------         ------------
        Total inventories                                                     5,632,295            4,433,612

Deferred tax asset                                                            1,151,158            1,151,158
Prepaid expenses and other current assets                                     2,310,279            2,218,900
                                                                           ------------         ------------
        Total current assets                                                 32,957,731           28,060,789

Property, plant and equipment                                                44,129,020           43,001,396
Accumulated depreciation                                                    (20,473,218)         (18,970,136)
                                                                           ------------         ------------
Property, plant and equipment - net                                          23,655,802           24,031,260

Deferred tax asset - net                                                      9,933,142           10,746,223
Goodwill                                                                      1,097,433            1,097,433
Other assets                                                                    404,634              448,008
                                                                           ------------         ------------

TOTAL                                                                      $ 68,048,742         $ 64,383,713
                                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Accounts payable                                                        $  8,263,273         $  5,114,655
   Current portion long-term debt                                             2,210,000            2,251,000
   Current portion deferred long-term gain                                      453,555              453,555
   Current portion graduated lease payments                                     229,269              188,219
   Accrued liabilities:
     Compensation and related benefits                                        2,914,018            2,706,272
     Interest                                                                   450,743
     Taxes                                                                      621,270              819,621
     Professional fees                                                           94,540              300,796
     Other accrued liabilities                                                  224,092
                                                                           ------------         ------------
        Total current liabilities                                            15,731,840           12,151,054

Long-term debt                                                               21,654,288           23,764,150
Interest rate swap                                                              703,927              773,434
Graduated lease payments                                                        772,933              903,835
Deferred long-term gain                                                       1,214,996            1,555,162
Postretirement benefits liability                                             6,951,915            5,961,915

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                  97,787               97,787
    Outstanding shares:  September 30, 2003 and December 31, 2002 -
    9,778,680
Paid-in capital                                                              19,251,392           19,251,392
Accumulated other comprehensive loss, net of income tax effect                 (464,592)            (510,466)
Retained earnings                                                             2,134,256              435,450
                                                                           ------------         ------------
    Total stockholders' equity                                               21,018,843           19,274,163
                                                                           ------------         ------------

TOTAL                                                                      $ 68,048,742         $ 64,383,713
                                                                           ============         ============

See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                             -------------------------------      ------------------------------
                                                                  2003              2002              2003              2002
                                                             -------------     -------------      ------------      ------------

NET SALES:
     Products                                                $ 19,290,263      $ 20,925,901      $ 59,328,214      $ 62,665,005
     Tooling                                                       44,542         2,472,975        10,690,813         8,411,760
                                                             ------------      ------------      ------------      ------------
       Total Sales                                             19,334,805        23,398,876        70,019,027        71,076,765
                                                             ------------      ------------      ------------      ------------

Cost of Sales                                                  16,167,272        19,769,586        57,669,744        59,390,296
Postretirement benefits expense                                   363,841         1,087,279           828,098
                                                             ------------      ------------      ------------      ------------
       Total cost of sales                                     16,531,113        20,091,611        58,757,023        60,218,394
                                                             ------------      ------------      ------------      ------------

GROSS MARGIN                                                    2,803,692         3,307,265        11,262,004        10,858,371
                                                             ------------      ------------      ------------      ------------

Selling, general and administrative expense                     2,213,283         2,374,113         6,916,493         6,840,888
Postretirement benefits expense                                    96,717            80,506           259,105           203,074
                                                             ------------      ------------      ------------      ------------
       Total selling, general and administrative expense        2,310,000         2,454,619         7,175,598         7,043,962

Other Income                                                         --             500,000              --             500,000

INCOME BEFORE INTEREST AND TAXES                                  493,692         1,352,646         4,086,406         4,314,409

Interest income                                                    17,940            34,829            62,785           105,385
Interest expense                                                 (429,681)         (509,434)       (1,365,488)       (1,517,623)
                                                             ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                         81,951           878,041         2,783,703         2,902,171

Income taxes:
     Current                                                       57,979           269,483           295,449           760,009
     Deferred                                                     (32,115)          123,092           789,448           416,152
                                                             ------------      ------------      ------------      ------------
       Total income taxes                                          25,864           392,575         1,084,897         1,176,161
                                                             ------------      ------------      ------------      ------------

NET INCOME                                                   $     56,087      $    485,466      $  1,698,806      $  1,726,010

                                                             ============      ============      ============      ============

NET INCOME PER COMMON SHARE:
     Basic and diluted                                       $       0.01      $       0.05      $       0.17      $       0.18
                                                             ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                          9,778,680         9,778,680         9,778,680         9,778,680
                                                             ============      ============      ============      ============


See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                             COMMON STOCK                                                OTHER           TOTAL
                                             OUTSTANDING               PAID-IN        RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                        SHARES          AMOUNT         CAPITAL        EARNINGS       INCOME (LOSS)       EQUITY
                                     -----------     -----------     -----------     -----------    ---------------   -------------

BALANCE AT JANUARY 1, 2003             9,778,680     $    97,787     $19,251,392     $   435,450     $  (510,466)     $19,274,163

Net Income                             1,698,806       1,698,806

Hedge accounting effect of the
interest rate swap at September 30,
2003, net of deferred income tax
expense of $23,632                        45,874          45,874

                                     -----------     -----------     -----------     -----------     -----------      -----------
BALANCE AT SEPTEMBER 30, 2003          9,778,680     $    97,787     $19,251,392     $ 2,134,256     $  (464,592)     $21,018,843
                                     ===========     ===========     ===========     ===========     ===========      ===========


See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              2003              2002
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $  1,698,806      $  1,726,010

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                             1,601,695         1,563,156

   Deferred income taxes                                                       789,448           416,152

   Loss on disposal of assets                                                   27,298            20,280

   Amortization of gain on sale/leaseback transactions                        (340,166)         (340,165)

   Loss/(gain) on translation of foreign currency financial
   statements                                                                   89,378           (42,008)

   Change in operating assets and liabilities:

      Accounts receivable                                                   (2,503,724)       (3,743,134)

      Inventories                                                           (1,198,683)         (405,846)

      Prepaid and other assets                                                 (91,379)          592,704

      Accounts payable                                                       3,148,619         2,936,395

      Accrued and other liabilities                                            342,266           791,931

      Postretirement benefits liability                                        990,000           658,000
                                                                          ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    4,553,558         4,173,475

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                   (1,303,960)         (431,075)

Proceeds from maturities on mortgage-backed security investment                  4,420           823,199
                                                                          ------------      ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (1,299,540)          392,124

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of principal on secured note payable                               (1,860,862)             --

Payment of principal on industrial revenue bond                               (290,000)         (265,000)
                                                                          ------------      ------------

NET CASH USED IN FINANCING ACTIVITIES                                       (2,150,862)         (265,000)

NET INCREASE IN CASH                                                         1,103,156         4,300,599
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             8,976,059         3,194,156
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 10,079,215      $  7,494,755


                                                                          ============      ============
Cash paid for:
   Interest (net of amounts capitalized)                                  $    988,123      $  1,040,782
                                                                          ============      ============
   Income taxes (refund)                                                  $   (173,907)     $     (3,302)



See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at September 30, 2003, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2002 Annual Report to Shareholders, should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2003.

         Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") in a closed mold process. The Matamoros, Mexico facility produces reinforced plastic products by spray-up and hand-lay-up open mold processes and vacuum assisted resin infused ("VRIM") closed mold process.

2. EARNINGS PER COMMON SHARE

          Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but include the effect of the exercise of stock options under the treasury stock method. In calculating net income per share for the three and nine months ended September 30, 2003, and September 30, 2002, stock options had no effect on the weighted average shares for the computation of diluted income per share and consequently basic and diluted net income per share were the same.

3. MAIN CUSTOMERS

         Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Yamaha Motor Corporation ("Yamaha"), Lear Corporation ("Lear"), and Freightliner, LLC ("Freightliner"). The following table presents net sales for the above-mentioned customers for the three and nine months ended September 30, 2003 and September 30, 2002:

                          THREE MONTHS ENDED             NINE MONTHS ENDED
                             SEPTEMBER 30,                  SEPTEMBER 30,
                    ---------------------------     ---------------------------

                        2003            2002            2003            2002

                    -----------     -----------     -----------     -----------

International       $10,018,394     $13,261,374     $39,887,015     $35,583,654
Yamaha                2,601,340       1,895,227      10,235,319      10,385,509
Lear                  1,912,379       2,434,563       6,375,986       6,515,008
Freightliner          2,463,959       3,430,324       6,886,719       7,799,613
                    -----------     -----------     -----------     -----------
     Subtotal       $16,996,072     $21,021,488     $63,385,039     $60,283,784
Other                 2,338,733       2,377,388       6,633,988      10,792,981
                    -----------     -----------     -----------     -----------
     Total          $19,334,805     $23,398,876     $70,019,027     $71,076,765
                    ===========     ===========     ===========     ===========

4. COMPREHENSIVE INCOME

         Comprehensive income represents net income plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                             ---------------------------      ---------------------------

                                                 2003            2002             2003            2002

                                             -----------     -----------      -----------     -----------

Net income                                   $    56,087     $   485,466      $ 1,698,806     $ 1,726,010

Hedge accounting effect of the
interest rate swap, net of tax effect of
$45,207 expense and $100,743
benefit for the three months ending
September 30, respectively; and
$23,632 tax expense and $136,999
tax benefit for the nine months
ending September 30, respectively                 87,754        (195,035)          45,874        (265,936)

                                             -----------     -----------      -----------     -----------
 Comprehensive income                        $   143,841     $   290,431      $ 1,744,680     $ 1,460,074
                                             ===========     ===========      ===========     ===========



5. STOCK-BASED COMPENSATION

         Core Molding Technologies accounts for its stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," Core Molding Technologies' net income and earnings per common share would have resulted in the amounts as reported below.

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                          ---------------------------      ---------------------------

                                              2003            2002             2003            2002

                                          -----------     -----------      -----------     -----------

Net income as reported                    $    56,087     $   485,466      $ 1,698,806     $ 1,726,010

Deduct:  Total stock-based employee
compensation income/(expense)
determined under fair value based
method for all awards, net of related       1,224,460         (19,958)       1,070,893        (176,166)
tax effects
                                          -----------     -----------      -----------     -----------

Pro forma net income                      $ 1,280,547     $   465,508      $ 2,769,699     $ 1,549,844
                                          ===========     ===========      ===========     ===========

Earnings per share:
     Basic and diluted-as reported        $      0.01     $      0.05      $      0.17     $      0.18
     Basic and diluted-pro forma          $      0.13     $      0.05      $      0.28     $      0.16

         The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years. Pro forma income from stock based compensation results from the cancellation of stock options described below.

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

6. NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions of FIN 45 did not have a material impact on Core Molding Technologies' financial condition or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses consolidation requirements of certain off balance sheet entities. The provisions of this interpretation are effective for years beginning after December 15, 2003. The provisions of FIN 46 are not expected to have a material impact on Core Molding Technologies' financial condition or results of operations.

         In April 2003, the FASB issued "SFAS" No. 149, "Amendment of
Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. Core Molding Technologies has adopted SFAS No. 149 and its adoption did not have a material impact on the consolidated financial statements of Core Molding Technologies.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on Core Molding Technologies' consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

         Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; and management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures.

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

         On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International Truck and Engine Corporation's ("International") truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes in Matamoros, Mexico.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Net sales for the three months ended September 30, 2003, totaled $19,335,000 representing an approximate 17% decrease from the $23,399,000 reported for the three months ended September 30, 2002. The primary reason for the decrease in sales was due to a reduction in completed tooling projects and lower product sales to truck original equipment manufacturers. Revenue from tooling projects totaled $45,000 for the three months ended September 30, 2003. Tooling project revenues for the three months ended September 30, 2002, totaled $2,473,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Tooling project revenues represented the primary reason for the decrease in sales to International for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Total product sales revenue, excluding tooling project revenue, was lower by approximately 8% for the three months ended September 30, 2003, as compared to September 30, 2002. The primary reason for this decrease was due to the negative impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to Yamaha increased by $706,000 for the three months ended September 30, 2003, compared to the same time period last year. The primary reason for this increase was due to an increase in purchases of SMC by Yamaha.

         Gross Margin was approximately 14.5% of sales for the three months ended September 30, 2003, compared with 14.1% for the three months ended September 30, 2002. Improvements in material usage, labor efficiency and repairs and maintenance spending were offset by increased healthcare benefits, natural gas pricing, sales price adjustments and the impact of lower product sales volumes. In October 2003, Core Molding Technologies incurred unplanned premium freight expenses in order to provide on-time delivery to one of it's customers. The circumstances, which related to a secondary supply system, were temporary in nature and have been resolved. The premium freight expenses incurred will have an adverse effect on gross margin and earnings of approximately $0.03 per share in the fourth quarter of 2003. Despite these circumstances, the Company anticipates that the fourth quarter 2003 will still be profitable.

         Selling, general and administrative expenses ("SG&A") totaled $2,310,000 for the three months ended September 30, 2003, decreasing from $2,455,000 for the three months ended September 30, 2002. The primary reasons for this decrease were due to decreases in profit sharing accruals and real estate and property taxes. These decreases were partially offset by increases in Core Molding Technologies' insurance costs.

          Interest expense totaled $430,000 for the three months ended September 30, 2003, decreasing from $509,000 for the three months ended September 30, 2002. The primary reason for the decrease was due to the principal payment made on the secured note payable due to International Truck and Engine Corporation (see Note 6 in the 2002 Annual Report to Shareholders). Interest rates for the industrial revenue bond were favorable; however, due to the interest rate swap, the interest rate is essentially fixed for this debt instrument.

         Income taxes for the three months ended September 30, 2003, are estimated to be approximately 32% of total earnings before taxes. The lower rate is a result of a foreign tax adjustment recorded in the quarter and does not represent a change in Core Molding Technologies' effective tax rate, which is estimated to be 39%. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for the three months ended September 30, 2003, was $56,000, or $.01 per basic and diluted share, representing a decrease of $429,000 as compared to the net income for the three months ended September 30, 2002, of $485,000, or $.05 per basic and diluted share.

     NINE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net sales for the nine months ended September 30, 2003, totaled $70,019,000 representing an approximate 1% decrease from the $71,077,000 reported for the nine months ended September 30, 2002. Total product sales revenue, excluding tooling project revenue, was lower by approximately 5% for the nine months ended September 30, 2003, as compared to September 30, 2002. The primary reason for this decrease was due to the negative impact general economic conditions have had on the demand for medium and heavy-duty trucks. Also contributing to the decrease were price adjustments given to certain customers. Revenue from tooling projects totaled $10,691,000 for the nine months ended September 30, 2003. Tooling project revenues for the nine months ended September 30, 2002, totaled $8,412,000. Tooling project revenues represented the primary reason for the increase in sales to International. Tooling project revenues are sporadic in nature and do not represent a recurring trend.

         Sales to customers other than the four major customers for the nine months ended September 30, 2003, decreased approximately 39% to $6,634,000 from $10,793,000 for the nine months ended September 30, 2002. The decrease in sales was primarily due to revenue from completed tooling projects from other customers being less for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

         Gross Margin was approximately 16.0% of sales for the nine months ended September 30, 2003, compared with 15.3% for the nine months ended September 30, 2002. The increase in gross margin, as a percentage of sales from the prior year, was primarily due to improvements in material usage and labor efficiency, which were largely offset by increases in employee benefit programs, most notably healthcare costs and postretirement healthcare and higher energy cost, specifically natural gas pricing. In October 2003, Core Molding Technologies incurred unplanned premium freight expenses in order to provide on-time delivery to one of it's customers. The circumstances, which related to a secondary supply system, were temporary in nature and have been resolved. The premium freight expenses incurred will have an adverse effect on gross margin and earnings of approximately $0.03 per share in the fourth quarter of 2003. Despite these circumstances, the Company anticipates that the fourth quarter 2003 will still be profitable.

         Selling, general and administrative expenses ("SG&A") totaled $7,176,000 for the nine months ended September 30, 2003, increasing from $7,044,000 for the nine months ended September 30, 2002. The primary reasons for this increase were largely due to increases in insurance costs.

          Interest expense totaled $1,365,000 for the nine months ended September 30, 2003, decreasing from $1,518,000 for the nine months ended September 30, 2002. The primary reason for the decrease was due to the principal payment made on the secured note payable due to International (see Note 6 in the 2002 Annual Report to Shareholders). Interest rates for the industrial revenue bond were favorable; however, due to the interest rate swap, the interest rate is essentially fixed for this debt instrument.

         Income taxes for the nine months ended September 30, 2003, are estimated to be approximately 39% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for the nine months ended September 30, 2003, was $1,699,000, or $.17 per basic and diluted share, representing a decrease of $27,000 as compared to the net income for the nine months ended September 30, 2002, of $1,726,000, or $.18 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Core Molding Technologies' primary cash requirements are for operating expenses, debt service and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operations for the nine months ended September 30, 2003, totaled $4,554,000. Net income increased operating cash flows by $1,699,000. Non-cash deductions included depreciation and amortization of $1,602,000, an increase of accrued interest payable of $358,000 and an increase in the postretirement healthcare benefits liability of $990,000. The postretirement healthcare accrual will continue to increase until retirees begin to utilize their retirement medical benefits. A decrease in deferred income taxes also had a positive impact on operating cash flows of $789,000, which is a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. Partially offsetting the above mentioned increases in operating cash flows were increases in accounts receivable of $2,504,000 and inventories of $1,199,000.

         Investing activities decreased cash flow by $1,300,000 for the nine months ended September 30, 2003. Capital expenditures totaled $1,304,000, which was primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $500,000 for the remainder of the year for capital projects.

         Financing activities reduced cash flow by $2,151,000 due to principal repayments on the secured note payable due to International Truck and Engine of $1,861,000 and for the regularly scheduled payment on the Industrial Revenue Bond of $290,000.

         At September 30, 2003, Core Molding Technologies had cash on hand of $10,079,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2004. As of September 30, 2003, Core Molding Technologies was in compliance of all three of its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2003. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

         Core Molding Technologies does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity or capital expenditures.

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

Accounts receivable allowances:

         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies had recorded an allowance for doubtful accounts of $533,000 at September 30, 2003, and $543,000 at December 31, 2002. Management also records estimates for customer returns, deductions and price adjustments. Should customer returns, deductions and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies had recorded an allowance for these chargebacks of $693,000 at September 30, 2003, and $473,000 at December 31, 2002.

Inventories:

         Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required. Core Molding Technologies had recorded an allowance for slow moving and obsolete inventory of $393,000 at September 30, 2003, and $278,000 at December 31, 2002.

Goodwill and Long-Lived Assets:

         Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine the implied value of goodwill, an impairment may be required. In particular, decreases in future cash flows from operations below the assumptions could have an adverse affect on Core Molding Technologies' operations. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2003 or the year ended December 31, 2002.

Postretirement benefits:

         Management records an accrual for post retirement costs associated with the Company sponsored health care plan for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies' operations. Core Molding Technologies had recorded a liability for post retirement healthcare benefits based on actuarially computed estimates of $6,952,000 at September 30, 2003, and $5,962,000 at December 31, 2002.

Income taxes:

         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Core Molding Technologies has considered future taxable income in assessing the need for the valuation allowance and recorded a valuation allowance (see Note 10 in the 2002 Annual Report to Shareholders). The valuation reserve will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized. Core Molding Technologies had recorded a valuation allowance of $1,425,000 at September 30, 2003 and December 31, 2002.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Core Molding Technologies' primary market risk results from fluctuations in interest rates. Core Molding Technologies is also exposed to changes in the price of commodities used in its manufacturing operations and foreign currency fluctuations associated with the Mexican peso. The Company does not hold any material market risk sensitive instruments for trading purposes.

         Core Molding Technologies has the following three items that are sensitive to market risks: (1) Industrial Revenue Bond ("IRB") with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate at 4.89%; (2) Revolving line of credit, which bears a variable interest rate; and (3) Foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the nine month periods ended September 30, 2003, and 2002, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact, and Core Molding Technologies has no borrowings under the revolving line of credit.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4

CONTROLS AND PROCEDURES

         As of the end of the period covered by this Quarterly Report on Form 10-Q Core Molding Technologies carried out an evaluation, under the supervision and with the participation of Core Molding Technologies' management, including Core Molding Technologies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Core Molding Technologies' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, (as amended the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Core Molding Technologies' disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in Core Molding Technologies' internal controls or in other factors, which could significantly affect internal controls subsequent to the date Core Molding Technologies carried out its evaluation.

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

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

    ITEM 5.       OTHER INFORMATION

                  None

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits:
                  See Index to Exhibits

                  REPORTS ON FORM 8-K:

                  On October 24, 2003, Core Molding Technologies filed a Form 8-K with the Securities and Exchange Commission regarding the appointment of a new member to the Board of Directors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CORE MOLDING TECHNOLOGIES, INC.



Date:    November 13, 2003          By:  /s/ James L. Simonton
                                         --------------------------------------
                                         James L. Simonton
                                         President, Chief Executive Officer and
                                            Director

Date:    November 13, 2003          By:  /s/ Herman F. Dick, Jr.
                                         --------------------------------------
                                         Herman F. Dick, Jr.
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

2(a)(2)                    Second Amendment to Asset Purchase                 Incorporated by reference to
                           Agreement dated December 16, 1996(1)               Exhibit 2(a)(2) to Annual
                                                                              Report on Form 10-K for the
                                                                              year-ended December 31, 2001

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

3(a)(3)                    Certificate of Incorporation of Core               Incorporated by reference to
                           Molding Technologies, Inc., reflecting             Exhibit 4(c) to Registration
                           Amendments through November 6,                     Statement on Form S-8
                           1996 [for purposes of compliance                   (Registration No. 333-29203)
                           with Securities and Exchange
                           Commission filing requirements only]

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

11                         Computation of Net Income per Share                Exhibit 11 omitted because
                                                                              the required information is
                                                                              Included in Notes to
                                                                              Financial Statement

31(a)                      Certification by James L. Simonton pursuant to     Filed Herein
                           Rule 13a-14(a) and 15d-14(a), as adopted
                           pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002

31(b)                      Certification by Herman F. Dick, Jr. pursuant to   Filed Herein
                           Rule 13a-14(a) and 15d-14(a), as adopted
                           pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002


EXHIBIT NO.                DESCRIPTION                                        LOCATION
-----------                -----------                                        --------

32(a)                      Certification of James L. Simonton, Chief          Filed Herein
                           Executive Officer of Core Molding Technologies,
                           Inc., dated November 13, 2003, pursuant to 18
                           U.S.C. Section 1350

32(b)                      Certification of Herman F. Dick, Jr., Chief        Filed Herein
                           Financial Officer of Core Molding Technologies,
                           Inc., dated November 13, 2003, pursuant to 18
                           U.S.C. Section 1350




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