Form 10-Q/A
period 2003-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2003-12-22
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended            September 30, 2003
                                                                    --------------------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 for the transition period from                                    To
                                                             ---------------------        ------------------


                        Commission File Number 001-12505

                         CORE MOLDING TECHNOLOGIES, INC.
-------------------------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             31-1481870
-------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction                                 (I.R.S. Employer Identification No.)
 incorporation or organization)

         800 Manor Park Drive, P.O. Box 28183
         Columbus, Ohio                                                43228-0183
-------------------------------------------------------------------------------------------------------------
 (Address of principal executive office)                                        (Zip Code)


Registrant's telephone number, including area code  (614) 870-5000
                                                    --------------


                                                    N/A
-------------------------------------------------------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report.


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

                                EXPLANATORY NOTE

        Core Molding Technologies, Inc. is amending its Form 10-Q for the quarterly period ended September 30, 2003 (the "Form 10-Q"), to correct certain amounts in Part 1, Item 1 [Financial Statements] of its Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003. Specifically, this Amendment No. 1 corrects the following typographical errors in the Consolidated Balance Sheets for September 30, 2003 and December 31, 2002:

                                           Amount as previously reported in      Correct amount, as reported in this
                                           Core Molding Technologies, Inc.'s       Amendment No. 1 to Core Molding
                                                    Form 10-Q filed                Technologies, Inc.'s
                                                    November 13, 2003                     Form 10-Q
                                                    ----------------                      ---------
Accrued liabilities - Interest for
December 31, 2002                                                            -                                 92,844
Accrued liabilities - Other for
December 31, 2002                                                            -                                224,092
Accrued liabilities - Other for
September 30, 2003                                                     224,092                                495,172

        The corrections contained in this Amendment No. 1 do not result in any changes to the total assets, total current liabilities, or total Stockholders' equity in the Consolidated Balance Sheets for September 30, 2003 and December 31, 2002.

        This Amendment No. 1 amends only the items of the Form 10-Q specified and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  2003                    2002
                                                                            ------------------      ------------------
                                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents                                                   $      10,079,215            $  8,976,059
Accounts receivable (less allowance for doubtful accounts:
    September 30, 2003 - $533,000; December 31, 2002 - $543,000)                   13,784,784              11,281,060
Inventories:
    Finished and work in process goods                                              2,721,369               2,391,077
    Stores                                                                          2,910,926               2,042,535
                                                                            ------------------      ------------------
        Total inventories                                                           5,632,295               4,433,612

Deferred tax asset                                                                  1,151,158               1,151,158
Prepaid expenses and other current assets                                           2,310,279               2,218,900
                                                                            ------------------      ------------------
        Total current assets                                                       32,957,731              28,060,789

Property, plant and equipment
                                                                                   44,129,020              43,001,396
Accumulated depreciation                                                         (20,473,218)            (18,970,136)
                                                                            ------------------      ------------------
Property, plant and equipment - net                                                23,655,802              24,031,260

Deferred tax asset - net                                                            9,933,142              10,746,223
Goodwill                                                                            1,097,433               1,097,433
Other assets                                                                          404,634                 448,008
                                                                            ------------------      ------------------

TOTAL                                                                           $  68,048,742           $  64,383,713
                                                                            ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Accounts payable                                                              $  8,263,273            $  5,114,655
   Current portion long-term debt                                                   2,210,000               2,251,000
   Current portion deferred long-term gain                                            453,555                 453,555
   Current portion graduated lease payments                                           229,269                 188,219
   Accrued liabilities:
     Compensation and related benefits                                              2,914,018               2,706,272
     Interest                                                                         450,743                  92,844
     Taxes                                                                            621,270                 819,621
     Professional fees                                                                 94,540                 300,796
     Other accrued liabilities                                                        495,172                 224,092
                                                                            ------------------      ------------------
        Total current liabilities                                                  15,731,840              12,151,054

Long-term debt                                                                     21,654,288              23,764,150
Interest rate swap                                                                    703,927                 773,434
Graduated lease payments                                                              772,933                 903,835
Deferred long-term gain                                                             1,214,996               1,555,162
Postretirement benefits liability                                                   6,951,915               5,961,915

STOCKHOLDERS' EQUITY:
Common stock - $0.01 par value, authorized shares - 20,000,000;                        97,787                  97,787
    Outstanding shares:  September 30, 2003 and December 31, 2002 -
       9,778,680
Paid-in capital                                                                    19,251,392              19,251,392
Accumulated other comprehensive loss, net of income tax effect                       (464,592)               (510,466)
Retained earnings                                                                   2,134,256                 435,450
                                                                            ------------------      ------------------
    Total stockholders' equity                                                     21,018,843              19,274,163
                                                                            ------------------      ------------------

TOTAL                                                                           $  68,048,742           $  64,383,713
                                                                            ==================      ==================
See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ----------------------------------     ---------------------------------

                                                              2003               2002               2003               2002

                                                         ----------------    --------------     --------------    ---------------
NET SALES:
     Products                                                $19,290,263       $20,925,901        $59,328,214       $ 62,665,005
     Tooling                                                      44,542         2,472,975         10,690,813          8,411,760
                                                         ----------------    --------------     --------------    ---------------
       Total Sales                                            19,334,805        23,398,876         70,019,027         71,076,765
                                                         ----------------    --------------     --------------    ---------------

Cost of Sales                                                 16,167,272        19,769,586         57,669,744         59,390,296
Postretirement benefits expense                                  363,841           322,025          1,087,279            828,098
                                                         ----------------    --------------     --------------    ---------------
       Total cost of sales                                    16,531,113        20,091,611         58,757,023         60,218,394
                                                         ----------------    --------------     --------------    ---------------

GROSS MARGIN                                                   2,803,692         3,307,265         11,262,004         10,858,371
                                                         ----------------    --------------     --------------    ---------------

Selling, general and administrative expense                    2,213,283         2,374,113          6,916,493          6,840,888
Postretirement benefits expense                                   96,717            80,506            259,105            203,074
                                                         ----------------    --------------     --------------    ---------------

       Total selling, general and administrative               2,310,000         2,454,619          7,175,598          7,043,962
       expense

Other Income                                                           -           500,000                  -            500,000

INCOME BEFORE INTEREST AND TAXES                                 493,692         1,352,646          4,086,406          4,314,409

Interest income                                                   17,940            34,829             62,785            105,385
Interest expense                                                (429,681)         (509,434)        (1,365,488)        (1,517,623)
                                                         ----------------    --------------     --------------    ---------------
INCOME BEFORE INCOME TAXES                                        81,951           878,041          2,783,703          2,902,171

Income taxes:
     Current                                                      57,979           269,483            295,449            760,009
     Deferred                                                    (32,115)          123,092            789,448            416,152
                                                         ----------------    --------------     --------------    ---------------
       Total income taxes                                         25,864           392,575          1,084,897          1,176,161
                                                         ----------------    --------------     --------------    ---------------

NET INCOME                                               $        56,087         $ 485,466         $1,698,806      $   1,726,010
                                                         ================    ==============     ==============    ===============

NET INCOME PER COMMON SHARE:
     Basic and diluted                                         $    0.01          $   0.05           $   0.17          $    0.18
                                                         ================    ==============     ==============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                         9,778,680         9,778,680          9,778,680          9,778,680
                                                         ================    ==============     ==============    ===============



See notes to consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                COMMON STOCK                                 ACCUMULATED
                                                OUTSTANDING                                     OTHER             TOTAL
                                                              PAID-IN        RETAINED       COMPREHENSIVE      STOCKHOLDERS'
                                SHARES          AMOUNT        CAPITAL        EARNINGS       INCOME (LOSS)         EQUITY
                             -------------    ------------ -------------- --------------- ------------------- ----------------

BALANCE AT JANUARY 1, 2003      9,778,680        $ 97,787   $ 19,251,392      $  435,450  $        (510,466)     $ 19,274,163

Net Income                                                                     1,698,806                            1,698,806

Hedge accounting effect
 of the interest rate
 swap at September 30, 2003,
 net of deferred income tax
 expense of $23,632.                                                                                 45,874           45,874
                             -------------    ------------ -------------- --------------- ------------------- ----------------
BALANCE AT
 SEPTEMBER 30, 2003             9,778,680         $97,787   $ 19,251,392  $    2,134,256       $   (464,592)     $ 21,018,843
                             =============    ============ ============== =============== =================== ================


See notes to consolidated financial statements.



                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         2003                   2002
                                                                   ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $  1,698,806           $  1,726,010

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                           1,601,695              1,563,156

   Deferred income taxes                                                     789,448                416,152

   Loss on disposal of assets                                                 27,298                 20,280

   Amortization of gain on sale/leaseback transactions                     (340,166)              (340,165)

   Loss/(gain) on translation of foreign currency financial
   statements                                                                 89,378               (42,008)

   Change in operating assets and liabilities:

      Accounts receivable                                                (2,503,724)            (3,743,134)

      Inventories                                                        (1,198,683)              (405,846)

      Prepaid and other assets                                              (91,379)                592,704

      Accounts payable                                                     3,148,619              2,936,395

      Accrued and other liabilities                                          342,266                791,931

      Postretirement benefits liability                                      990,000                658,000
                                                                   ------------------     ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  4,553,558              4,173,475

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                (1,303,960)              (431,075)

Proceeds from maturities on mortgage-backed security investment                4,420                823,199
                                                                   ------------------     ------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (1,299,540)                392,124

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of principal on secured note payable                            (1,860,862)                      -

Payment of principal on industrial revenue bond                            (290,000)              (265,000)
                                                                   ------------------     ------------------

NET CASH USED IN FINANCING ACTIVITIES                                    (2,150,862)              (265,000)

NET INCREASE IN CASH                                                       1,103,156              4,300,599
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           8,976,059              3,194,156
                                                                  ------------------     ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     10,079,215            $  7,494,755
                                                                   ==================     ==================
Cash paid for:
   Interest (net of amounts capitalized)                                $   988,123            $  1,040,782
                                                                   ==================     ==================
   Income taxes (refund)                                                $  (173,907)           $     (3,302)
                                                                   ==================     ==================

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


3. MAIN CUSTOMERS

        Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Yamaha Motor Corporation ("Yamaha"), Lear Corporation ("Lear"), and Freightliner, LLC ("Freightliner"). The following table presents net sales for the above-mentioned customers for the three and nine months ended September 30, 2003 and September 30, 2002:

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                      ----------------------------------    ---------------------------------

                                           2003               2002              2003               2002

                                      ---------------    ---------------    --------------    ---------------

     International                       $10,018,394        $13,261,374       $39,887,015       $ 35,583,654
     Yamaha                                2,601,340          1,895,227        10,235,319         10,385,509
     Lear                                  1,912,379          2,434,563         6,375,986          6,515,008
     Freightliner                          2,463,959          3,430,324         6,886,719          7,799,613
                                      ---------------    ---------------    --------------    ---------------
          Subtotal                       $16,996,072        $21,021,488       $63,385,039        $60,283,784
     Other                                 2,338,733          2,377,388         6,633,988         10,792,981
                                      ---------------    ---------------    --------------    ---------------
          Total                          $19,334,805        $23,398,876       $70,019,027        $71,076,765
                                      ===============    ===============    ==============    ===============

4. COMPREHENSIVE INCOME

        Comprehensive income represents net income plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                          ----------------------------------    ---------------------------------

                                               2003               2002               2003              2002

                                          ---------------     --------------    ---------------    --------------

Net income                                $     56,087          $ 485,466         $1,698,806       $ 1,726,010


Hedge accounting effect of the
interest rate swap, net of tax
effect of $45,207 expense and
$100,743 benefit for the three
months ending September 30,
respectively; and $23,632 tax
expense and $136,999 tax benefit
for the nine months ending September 30,
respectively.                                     87,754          (195,035)             45,874         (265,936)

                                          ---------------     --------------    ---------------    --------------
 Comprehensive income                        $   143,841          $ 290,431         $1,744,680        $1,460,074
                                          ===============     ==============    ===============    ==============


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

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                          ----------------------------------    ---------------------------------

                                               2003               2002               2003              2002

                                          ---------------     --------------    ---------------    --------------
Net income as reported                       $    56,087          $ 485,466         $1,698,806        $1,726,010
Deduct:  Total stock-based employee
compensation income/(expense)
determined under fair value based
method for all awards, net of related          1,224,460           (19,958)          1,070,893         (176,166)
tax effects
                                          ---------------     --------------    ---------------    --------------

Pro forma net income                         $ 1,280,547          $ 465,508         $2,769,699       $ 1,549,844
                                          ===============     ==============    ===============    ==============

Earnings per share:
     Basic and diluted-as reported             $    0.01           $   0.05           $   0.17          $   0.18
     Basic and diluted-pro forma               $    0.13           $   0.05           $   0.28          $   0.16

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. Core Molding Technologies has adopted SFAS No. 149 and its adoption did not have a material impact on the consolidated financial statements of Core Molding Technologies.

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

        On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International Truck & Engine Corporation's ("International") truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes in Matamoros, Mexico.


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

        Gross Margin was approximately 14.5% of sales for the three months ended September 30, 2003, compared with 14.1% for the three months ended September 30, 2002. Improvements in material usage, labor efficiency and repairs and maintenance spending were offset by increased healthcare benefits, natural gas pricing, sales price adjustments and the impact of lower product sales volumes. In October 2003, Core Molding Technologies incurred unplanned premium freight expenses in order to provide on-time delivery to one of its customers. The circumstances, which related to a secondary supply system, were temporary in nature and have been resolved. The premium freight expenses incurred will have an adverse effect on gross margin and earnings of approximately $0.03 per share in the fourth quarter of 2003. Despite these circumstances, the Company anticipates that the fourth quarter 2003 will still be profitable.

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

        Gross Margin was approximately 16.0% of sales for the nine months ended September 30, 2003, compared with 15.3% for the nine months ended September 30, 2002. The increase in gross margin, as a percentage of sales from the prior year, was primarily due to improvements in material usage and labor efficiency, which were largely offset by increases in employee benefit programs, most notably healthcare costs and postretirement healthcare and higher energy cost, specifically natural gas pricing. In October 2003, Core Molding Technologies incurred unplanned premium freight expenses in order to provide on-time delivery to one of its customers. The circumstances, which related to a secondary supply system, were temporary in nature and have been resolved. The premium freight expenses incurred will have an adverse effect on gross margin and earnings of approximately $0.03 per share in the fourth quarter of 2003. Despite these circumstances, the Company anticipates that the fourth quarter 2003 will still be profitable.

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



                                             CORE MOLDING TECHNOLOGIES, INC.


Date:    December 22, 2003                                   By:              _/s/ James L. Simonton__________
                                                                      James L. Simonton
                                                                      President, Chief Executive Officer and
                                                                       Director


Date:    December 22, 2003                                   By:           _/s/ Herman F. Dick, Jr.__________
                                                                      Herman F. Dick, Jr.
                                                                      Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS


  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  ----------                 -----------                                        --------
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

  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  3(b)                       By-Laws of Core Molding Technologies, Inc.         Incorporated by reference to
                                                                                Exhibit 3-C to Registration
                                                                                Statement on Form S-4
                                                                                (Registration No. 333-15809)


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



  EXHIBIT NO.                DESCRIPTION                                        LOCATION
  ----------                 -----------                                        --------
  32(a)                      Certification of James L. Simonton, Chief          Filed Herein
                             Executive Officer of Core Molding Technologies,
                             Inc., dated December 22, 2003, pursuant to 18
                             U.S.C. Section 1350
  32(b)                      Certification of Herman F. Dick, Jr., Chief        Filed Herein
                             Financial Officer of Core Molding Technologies,
                             Inc., dated December 22, 2003, pursuant to 18
                             U.S.C. Section 1350



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