Form 10-K
period 2003-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2004-03-30
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended ____________________ December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $19,068,426 as of June 30, 2003. On such date, the closing price of the registrant's Common Stock, as quoted on the American Stock Exchange, was $1.95. The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $36,278,903 as of March 22, 2004. On such date, the closing price of the registrant's Common Stock, as quoted on the American Stock Exchange, was $3.71. The registrant had 9,778,680 shares of Common Stock outstanding as of March 22, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 2004 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in PART III of this Form 10-K.

                                     PART I

ITEM 1. DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

         In 1996, RYMAC Mortgage Investment Corporation ("RYMAC") incorporated Core Molding Technologies, Inc. ("the Company"), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of International Truck & Engine Corporation ("International"). On December 31, 1996, RYMAC merged with the Company with the result being that the Company was the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of Columbus Plastics from International in return for a secured note in an original principal amount of $25,504,000, subject to adjustment, and 4,264,000 shares of newly issued common stock of the Company.1 International currently owns 43.6% of the outstanding stock of the Company.

         In the first quarter of 1998, the Company opened a second compression molding plant located in Gaffney, South Carolina as part of the Company's growth strategy to expand its customer base. This facility provided the Company with additional capacity and a strategic geographic location to serve both current and prospective customers.

         In October 2001, the Company incorporated Core Composites Corporation as a wholly owned subsidiary under the laws of the State of Delaware. This entity was established for the purpose of holding and establishing operations for Airshield Corporation's assets, which the Company acquired on October 16, 2001 ("the Airshield Asset Acquisition") as part of the Company's diversified growth strategy. Airshield Corporation was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the truck and automotive aftermarket industries. The Company purchased substantially all the assets of Airshield Corporation through the United States Bankruptcy Court as Airshield Corporation had been operating under Chapter 11 bankruptcy protection since March 2001.

         In conjunction with establishment of operations for the assets acquired from Airshield Corporation, the Company also incorporated two corporations in Mexico. In October 2001, the Company (5% owner) and Core Composites Corporation (95% owner) incorporated Composites Services de Mexico, S. de R.L. de C.V. ("Composites Services") and Corecomposites de Mexico, S. de R.L. de C.V. ("Corecomposites") in Matamoros, Mexico. Composites Services was established to be the employer of all Mexican national employees for the Company's operations in Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all product produced is exported back to Core Composites Corporation who sells such product to United States based external customers.

           DESCRIPTION OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

         Certain statements under this caption of this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

------------------------------
(1) The principal amount of the Secured Note and the number of shares of common stock received by International were subject to adjustment pursuant to the terms of the Asset Purchase Agreement. Effective December 31, 1996, the amount of the Secured Note was increased to $29,514,000 in order to reflect an increase in the "net tangible assets" of Columbus Plastics as of the December 31, 1996 acquisition date. In 1997, as a result of a review of the closing balance sheet and all purchase price adjustments, the Secured Note amount was reduced by $1,629,000 to reflect an amendment to the closing balance sheet as of the acquisition date. In addition, International was to receive consideration in the form of an increase in the principal amount of the Secured Note if the Company achieved earnings results above specified levels during the period 1997 through 1999. This consideration was to be accounted for by an increase in the amount of the Secured Note, and a reduction in the amount of the Company's retained earnings. Based on the Company's earnings for the years ended December 31, 1998 and 1997, the Secured Note was increased by $4,098,000 and $2,937,000, respectively. The Company's earnings for the year ended 1999 did not result in any further increase in the Secured Note. On December 30, 2003, the Company paid the balance due on the secured note.

         Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; and management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures.

         Core Molding Technologies, Inc. and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound (SMC) in a closed mold process. As a result of the Airshield Asset Acquisition discussed above, in 2001 the Company established operations in a Matamoros, Mexico facility, which produces reinforced plastic products by spray-up and hand-lay-up open mold processes and a vacuum assisted resin infused
(VRIM) closed mold process.

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

         The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. The Company's four major customers are International, Yamaha Motor Manufacturing Corporation ("Yamaha"), Lear Corporation ("Lear") and Freightliner, LLC ("Freightliner"), which are supplied proprietary reinforced plastic products for medium and heavy-duty trucks, personal watercraft and automobiles. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive manufacturers and to manufacturers of commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; and (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications. The Company's efforts are currently directed towards all three areas.

MAJOR COMPETITORS

         The Company believes that it is one of the five largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up and VRIM processes in the United States. The Company faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Budd Plastics Division, Venture Industries, Applied Composites, Molded Fiber Glass Companies, Goldshield, Polywheels, Camoplast and Renee Composites. The Company believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering and manufacturing and marketing capabilities.

MAJOR CUSTOMERS

         The Company currently has four major customers, International, Yamaha, Lear and Freightliner. The loss of a significant portion of sales to International, Yamaha, Lear or Freightliner would have a material adverse effect on the business of the Company.

         RELATIONSHIP WITH INTERNATIONAL

         In May 2003, the Company entered into a Comprehensive Supply Agreement, which was effective as of November 1, 2002. Under this Comprehensive Supply Agreement, the Company became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process, as long as the Company remains competitive in cost, quality and delivery, effective through October 31, 2006.

         International manufactures and markets medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. Based upon publicly available information, International delivered 82,200 class 5 through 8 trucks, including school buses, in the United States, Mexico and Canada during its fiscal 2003, representing a 1% increase from the 81,700 units delivered in 2002 and a 10% decrease from the 91,300 units delivered in 2001. International's market share in the combined United States and Canadian class 5 through 8 truck market was 26.2% in 2003, 25.8% in 2002, and 26.3% in 2001.

         The Company makes products for International's Chatham (Canada) assembly plant, its Springfield, Ohio assembly and body plants, its Garland, Texas assembly facility, its bus facilities in Conway, Arkansas and Tulsa, Oklahoma and its Escobedo, Mexico assembly facility. The Company works closely on new product development with International's engineering and research personnel at International's Fort Wayne, Indiana Technical Center. Some of the products sold to International include hoods, air deflectors, air fairings, fenders, splash panels, engine covers and other components.

         The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 55%, 49% and 56% of total sales for 2003, 2002 and 2001, respectively.

         RELATIONSHIP WITH YAMAHA

         The Company also assumed from International the long-standing supply relationship between Columbus Plastics and Yamaha. The Company has supplied a significant amount of the SMC products for Yamaha's personal watercraft since 1990.

         Products produced for Yamaha include decks, hulls, hull liners, engine hatches, bulkheads, reinforcements and SMC compound. The Company has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

         Sales to Yamaha amounted to approximately 15%, 14% and 18% of total sales for 2003, 2002 and 2001, respectively.

         RELATIONSHIP WITH LEAR

         The Company began a supply relationship with Lear in mid-2000, with sales to Lear beginning in January 2001. The Company supplies seat backs and seat bottoms to Lear, who produces full seat assemblies for an automotive original equipment manufacturer. The Company also began producing mid-gates for Lear for their assembly of an automotive original equipment manufacturer.

         Sales to Lear amounted to approximately 10%, 12% and 14% of total sales of total sales for 2003, 2002 and 2001, respectively.

         RELATIONSHIP WITH FREIGHTLINER

         As a result of the Airshield Asset Acquisition, the Company began a supply relationship with Freightliner. The Company produces hoods, air deflectors, air fairings, splash panels and other components for Freightliner who uses such products on its heavy and medium duty trucks.

         Sales to Freightliner amounted to approximately 11%, 11% and 2% of total sales for 2003, 2002 and 2001, respectively.

OTHER CUSTOMERS

         The Company also produces products for other truck manufacturers, the automotive after-market industries and various other customers. In 2003, sales to these customers individually were all less than 10% of total sales.

EXPORT SALES

         The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars and include sales to Canada, were approximately $17,084,000, $22,369,000 and $18,782,000 for the years ended 2003,
2002 and 2001, respectively. These export sales dollars represent approximately 18%, 24% and 26% of total sales for 2003, 2002 and 2001, respectively.

FOREIGN OPERATIONS

         As a result of the Airshield Asset Acquisition, the Company began importing products into the United States as substantially all product produced in the Company's Mexican facility are sold to customers in the United States. The sales of products imported were approximately 20%, 22% and 5% of total sales in 2003, 2002 and 2001, respectively.

         The Company owns long-lived assets totaling $256,000 at December 31, 2003 that are located at the Mexican operations.

PRODUCTS

         SMC COMPOUND

         SMC compound is a combination of resins, fiberglass, catalysts and fillers compounded and cured in sheet form. The sheet is then used to manufacture compression-molded products, as discussed below and on a limited basis sold to other molders.

         The Company incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

         -        Control information during various production processes; and

         -        Data for statistical batch controls.

         The Company has the capacity to manufacture approximately 48 million pounds of SMC sheet material annually. The following table shows production of SMC for 2003, 2002 and 2001.

                            SMC Pounds
                             Produced
Year                        (Millions)
----                        ----------
2003.....................       27
2002 ....................       25
2001 ....................       25

CLOSED MOLDED PRODUCTS

         The Company produces reinforced plastic products using both compression molding and vacuum resin infusion molding process methods of closed molding.

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

         The Company currently owns or leases 17 compression-molding presses in its Columbus, Ohio plant ranging in size from 500 to 4,500 tons. The Company also owns or leases 11 presses in its Gaffney, South Carolina plant ranging in size from 1,000 to 3,000 tons.

         Large platen, high tonnage presses (greater than 2,000 tons) provide the ability to compression mold very large SMC parts. The Company believes that it possesses a significant portion of the large platen, high tonnage molding capacity in the industry.

         To enhance the surface quality and paint finish of products, the Company uses both in-mold coating and vacuum molding processes. In-mold coating is a manufacturing process performed by injecting a liquid over the molded part surface and then applying pressure at elevated temperatures during an extended molding cycle. The liquid coating serves to fill and/or bridge surface porosity as well as provide a barrier against solvent penetration during subsequent top-coating operations. Likewise, vacuum molding is the removal of air during the molding cycle for the purpose of reducing the amount of surface porosity. The Company believes that it is among the industry leaders in in-mold coating and vacuum molding applications, based on the size and complexity of parts molded.

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

OPEN MOLDED PRODUCTS

         The Company produces reinforced plastic products using both the spray-up and hand-lay-up methods of open molding.

         HAND-LAY-UP:

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

         SPRAY-UP:

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

         The Company currently operates twelve separate spray-up cells in the Matamoros, Mexico facility that are capable of producing fiberglass-reinforced products with and without gelcoat surfaces. Part sizes weigh from a few pounds to well over a hundred pounds with surface quality tailored for the end use application.

ASSEMBLY, MACHINING AND PAINT PRODUCTS

         Many of the products molded by the Company are assembled, machined and/or prime painted to result in a completed product used by the Company's end-customers.

         The Company has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly and machining work to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. The Company has a prime paint operation in its Columbus, Ohio facility, which uses an overhead conveyor to transfer product through two paint booths and bake ovens that is used for higher volume applications. The Company also utilizes spot paint booths and batch ovens in its facilities when warranted. The Company contracts with outside parties when customers require that the Company provide a finish of a top coat of paint.

RAW MATERIALS

         The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. The Company has historically used single source, long-term (2-5 years) supply contracts, which do not include minimum purchase requirements, as a means to attain competitive pricing and an adequate supply of these raw materials. The Company has experienced price increases for certain of these materials, which has caused the Company to reevaluate this strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which are being evaluated as the current contracts expire. The Company is regularly evaluating its supplier base for certain supplies, repair items and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.

BACKLOG

         The Company relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $7.1 million and $4.8 million at December 31, 2003 and 2002, respectively, all of which the Company expects to ship within a year.

CAPACITY CONSTRAINTS

         In previous years, the Company has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers' production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.

         Based on recent production schedules, the Company has not had difficulty in providing various shift schedules necessary to meet customer requirements.

         See further discussion of machine and facility capacities at "Item 2 Properties" contained elsewhere in this report.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

         Capital expenditures totaled approximately $1.4 million, $0.7 million and $1.3 million for 2003, 2002 and 2001, respectively. Capital expenditures consist primarily of the purchase of production equipment to manufacture parts as well as storage equipment, computers and office furniture and fixtures.

         Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new reinforced plastic products and improving existing products and manufacturing processes.

         The Company does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that internal costs related to research and development activities approximate $251,000 in 2003, $270,000 in 2002 and $225,000 in 2001.

ENVIRONMENTAL COMPLIANCE

         The Company's manufacturing operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of hazardous waste. The Company's policy is to conduct its business with due regard for the preservation and protection of the environment. The Company's environmental waste management involves the regular auditing of all satellite hazardous waste accumulation points, all hazardous waste activities and every authorized treatment, storage and disposal facility. The Company's environmental staff also trains employees on waste management and other environmental issues.

         The Company believes that its facilities are in compliance with the applicable federal, state and local environmental laws and regulations. In June 2003, the Ohio Environmental Protection Agency ("Ohio EPA") issued Core Molding Technologies' final Title V Operating Permit for the Columbus, Ohio facility. Since that time, Core Molding Technologies has substantially complied with the requirements of this permit. Core Molding Technologies does not believe that the cost to comply with this permit will have a material effect on its operations, competitive position or capital expenditures through fiscal year 2004.

EMPLOYEES

         As of December 31, 2003, the Company employed a total of 948 employees, which consists of 438 employees in its United States operations and 510 employees in its Mexican operations. Of these 948 employees, 248 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 7, 2004, and 495 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2005.

PATENTS, TRADE NAMES AND TRADEMARKS

         The Company will evaluate, apply for and maintain patents, trade names and trademarks where it believes that such patents, trade names and trademarks are reasonably required to protect its rights in its products. The Company does not believe that any single patent, trade name or trademark or related group of such rights is materially important to its business or its ability to compete.

SEASONALITY & BUSINESS CYCLE

         The Company's business is affected annually by the production schedules of its customers. The Company's customers typically shut down their operations on an annual basis for a period of several weeks during the Company's third quarter. As a result, demand for the Company's products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company's products. These customers also typically shut down their operations during the last week of December, as well.

ITEM 2. PROPERTIES.

         The Company owns two production plants in the United States that are situated, respectively, in Columbus, Ohio and in Gaffney, South Carolina. The Company believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The Company measures molding capacity in terms of its ten large molding presses (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company's United States production facilities was 65%, 65%, and 53% in the fourth quarter of 2003, 2002 and 2001, respectively. Capacity utilization is measured on the basis of a five day, three-shifts per day operation. The Company has two additional large presses, which are not included in the capacity calculation, in storage that could be put into operation if needed.

         The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 323,596 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

                                                    Approximate
                                                    Square Feet
                                                    -----------
Manufacturing/Warehouse..........................     307,447
Office...........................................      16,149
                                                      -------
                                                      323,596

         The Company acquired the property at 800 Manor Park Drive as a result of the Asset Purchase Agreement with International.

         The Gaffney, South Carolina plant, which was opened in early 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

                                                    Approximate
                                                    Square Feet
                                                    -----------
Manufacturing/Warehouse..........................     105,700
Office...........................................       5,200
                                                      -------
                                                      110,900

         The Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 7 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

         In conjunction with the establishment of operations in Mexico, as discussed above, the Company leases a production plant in Matamoros, Mexico, located at Ave. Uniones Y Michigan, Matamoros, Tamps. Mexico. The term of the lease is ten years, with an option to renew for an additional ten years and with an option to buy the facility at any time within the first seven years of the lease. The lease is cancelable by the Company with six months notice. The facility consists of approximately 313,000 square feet on approximately 12 acres. The Company's Mexican operation leases approximately 267,700 square feet of the facility, with an option to lease additional space, comprised as follows:

                                                    Approximate
                                                    Square Feet
                                                    -----------
Manufacturing/Warehouse..........................     264,100
Office...........................................       3,600
                                                      -------
                                                      267,700

         The capacity of production in this facility is not linked directly to equipment capacities, as in the Company's other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 57%, 63% and 50% in the fourth quarters of 2003, 2002 and 2001, respectively. Capacity utilization for the Matamoros' operation is measured on the basis of a five day, two 9.6 hour shifts per day.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded on the American Stock Exchange under the symbol "CMT".

         The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape.

CORE MOLDING TECHNOLOGIES, INC.                High       Low
-------------------------------                ----       ---
First Quarter        2003                     $1.50       1.04
Second Quarter       2003                      2.60       1.25
Third Quarter        2003                      3.34       1.77
Fourth Quarter       2003                      3.49       2.56

First Quarter        2002                      1.79       1.03
Second Quarter       2002                      2.35       1.20
Third Quarter        2002                      1.55       1.00
Fourth Quarter       2002                      1.50       0.90

         The Company's common stock was held by 538 holders of record on March 22, 2004.

         The Company made no payments of cash dividends during 2003 and 2002. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in Note 16 to the Company's consolidated financial statements, the Company's 2002 financial statements have been restated. Selected financial data presented below give effect to the restatement.

           (IN THOUSANDS,                                        YEARS ENDED DECEMBER 31,
         EXCEPT PER SHARE DATA)                   2003       2002       2001       2000       1999
         ----------------------                 --------   --------   --------   --------   --------
                                                         (as restated)
Net sales                                       $ 92,783   $ 94,089   $ 73,180   $ 84,892   $ 93,232
Gross margin                                      13,898     13,511      7,859     11,915     10,863
Income (loss) before interest and taxes            4,403      4,775       (108)     2,862      1,720
Net income (loss)                                  1,665      1,813     (1,860)       715         71
Net income (loss) per common share:
  Basic                                              .17        .19       (.19)       .07        .01
  Diluted                                            .17        .19       (.19)       .07        .01
Total assets                                      56,152     64,076     61,307     62,785     67,982
Long term debt                                    12,999     23,764     26,015     26,370     26,700
Stockholders' equity                              20,854     19,081     17,536     19,638     18,923

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As discussed in Note 16 to the Company's consolidated financial statements, the Company's 2002 financial statements have been restated. Management's Discussions and Analysis of Financial Condition and Results of Operations presented below gives effect to the restatement.

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

         Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; and management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures.

                                    OVERVIEW

         The Company is a compounder and compression molder of sheet molding compound (SMC) fiberglass reinforced plastic products. In October 2001, the Company acquired certain assets of Airshield Corporation; see Note 4 of notes to the financial statements. As a result of the Airshield Asset Acquisition, the Company expanded its fiberglass molding capabilities to include the spray-up, hand-lay-up and vacuum assisted resin infusion molding processes. The Airshield Asset Acquisition was accounted for under the purchase accounting method and accordingly the effects of the Airshield Asset Acquisition are included in the results of operations and financial condition of the Company from the date of the acquisition and forward. All references to the Company herein refer to the consolidated operations of the Company and its subsidiaries unless noted otherwise. The Company produces and sells both SMC compound and molded products for varied markets, including the automotive and trucking industries, recreational vehicles and commercial and industrial products. The Company presently has four major customers, International Truck and Engine Corporation ("International"), Yamaha Motor Manufacturing Corporation ("Yamaha"), Lear Corporation ("Lear") and Freightliner LLC ("Freightliner"), which account for approximately 91% of the Company's sales in 2003 and 87% in 2002. The demand for the Company's products is affected by the volume of purchases from its customers, whose orders are primarily affected by economic conditions in the United States and Canada. The Company's manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of the Company's operations may change proportionately more than revenues from operations.

         On December 31, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. In May 2003, the Company entered into a Comprehensive Supply Agreement, which was effective as of November 1, 2002. Under this Comprehensive Supply Agreement, the Company became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process, as long as the Company remains competitive in cost, quality and delivery, effective through October 31, 2006.

                              RESULTS OF OPERATIONS

   2003 COMPARED WITH 2002

         Net sales for 2003 totaled $92,783,000, an approximate 1% decrease from the $94,089,000 reported for 2002. Included in total sales are tooling project revenues of $11,488,000 for 2003 and $12,784,000 for 2002. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Sales to International totaled $51,205,000, an approximate 12% increase from the 2002 amount of $45,823,000. The primary reason for the increase was due to revenue from completed tooling projects. Sales to Yamaha in 2003 amounted to $13,612,000, which was slightly higher than the $13,291,000 in 2002. Sales to Lear for 2003 totaled $9,390,000, an approximate 20% decrease from the 2002 amount of $11,716,000. The primary reason for the decrease was due to lower tooling project revenues of $3,173,000. This decrease was mitigated by an increase in product sales of $497,000 primarily due to new business that began in 2003. Sales to Freightliner totaled $9,820,000 for 2003, which was a decrease of approximately 8% from the $10,691,000 for 2002. The primary reason for the decrease was due to reduced demand for their molded product.

         Sales to other customers decreased by approximately 30% to $8,755,000 from $12,566,000 in 2002. This decrease was primarily the result of decreased tooling project revenue.

         Gross margin was 15.0% of sales in 2003 compared to 14.4% of sales in 2002. The increase in gross margin was primarily due to a combination of many factors including improvements in material costs, labor efficiency and repairs and maintenance costs at the Company's Columbus, Ohio facility. This increase in gross margin was partially offset by reduced margins at the Company's Gaffney, South Carolina facility primarily due to operational inefficiencies that occurred throughout the year. Also impacting the Gaffney facility's gross margin was premium freight costs incurred in the fourth quarter of 2003 to meet a customer production schedule. Gross margins from the operations acquired in the Airshield Asset Acquisition were generally in line with its previous results.

         Selling, general and administrative expenses totaled $9,495,000 in 2003, which was greater than the $9,237,000 incurred in 2002. The increase from 2002 was primarily due to increases in the Company's insurance by $178,000 and travel expenses by $90,000.

         Interest expense totaled $1,852,000 for 2003 decreasing from $2,025,000 in 2002. The primary reason for the decrease was due to the principal payment on the note payable due to International that was made in the first quarter of 2003. Interest rates experienced by the Company with respect to the industrial revenue bond were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument. Interest income totaled $88,000 for 2003, decreasing from $133,000 for 2002 primarily due to a decrease in the interest rate earned on investments.

         Income tax expense for 2003 was approximately 37% of total income before taxes. Actual tax payments will be lower than the recorded expenses as the Company has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, the Company reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for 2003 was $1,665,000 or $.17 per basic and diluted share, representing a decrease of $148,000 from the 2002 net income of $1,813,000 or $.19 per basic and diluted share.

   2002 COMPARED WITH 2001

         Net sales for 2002 totaled $94,089,000, an approximate 29% increase from the $73,180,000 reported for 2001. Included in total sales are tooling project revenues of $12,784,000 for 2002 and $4,815,000 for 2001. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Sales to International totaled $45,823,000, an approximate 12% increase from the 2001 amount of $40,765,000. The primary reason for the increase was due to additional business with International that was obtained as a result of the Airshield Asset Acquisition. Sales to Yamaha in 2002 amounted to $13,291,000, which was slightly higher than the $13,160,000 in 2001. Sales to Lear for 2002 totaled $11,716,000, an approximate 14% increase from the 2001 amount of $10,246,000. The primary reason for the increase was due to the completion of tooling projects for new business that the Company has acquired from Lear. This increase was partially offset by reductions in selling prices on current products being manufactured for Lear. Sales to Freightliner, which began as a result of the Airshield Asset Acquisition, totaled $10,691,000 for 2002. In 2001, sales to Freightliner amounted to $1,598,000 due to the Airshield Asset Acquisition.

         Sales to other customers increased approximately 70% to $12,566,000 from $7,410,000 in 2001. This increase was primarily the result of new business with Paccar. The Company began manufacturing a truck hood and fenders for Paccar in the first quarter of 2002. Sales to Paccar amounted to $5,689,000. Sales to Paccar were generated primarily from the completion of tooling projects for new business that the Company has acquired. Also adding to the increase were sales of $2,559,000 to various customers acquired in the Airshield Asset Acquisition. Partially offsetting the gain was the Company discontinuing its business relationship with Case/New Holland. Sales to Case/New Holland in 2001 were $3,188,000.

         Gross margin was 14.4% of sales in 2002 compared to 10.7% of sales in 2001. The increase in gross margin was primarily due to a combination of many factors including improvements in material costs, labor efficiency, reduced energy costs and repairs and maintenance costs at the Company's Columbus, Ohio facility. This increase in gross margin was partially offset by reduced margins at the Company's Gaffney, South Carolina facility primarily due to selling price reductions to Lear Corporation, as noted above, and operating inefficiencies that were experienced throughout the year, primarily related to scrap costs. Gross margins from the newly established operations resulting from the Airshield Asset Acquisition were generally in line with the Company's historical business.

         Selling, general and administrative expenses totaled $3,844,000 in 2002, which was greater than the $7,967,000 incurred in 2001. The increase from 2001 was primarily due to the additional costs added as a result of the acquisition of the Mexican operation.

         In 2002, other income totaled $500,000. This income was earned from the sale of the Company's stock ticker symbol ("CME") to another corporation.

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

         Net income for 2002 was $1,813,000 or $.19 per basic and diluted share, representing an increase of $3,673,000 over the 2001 net loss of ($1,860,000) or ($.19) per basic and diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operating activities in 2003 totaled $3,844,000. An increase in accounts payable contributed $1,467,000 to cash flows from operating activities due to timing differences. In addition, the increase in the postretirement benefits liability of $888,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Partially offsetting the above-mentioned increases in cash flows from operating activities was an increase in accounts receivable of $1,549,000, primarily due to increased sales volumes in the final two months of the year. Also decreasing cash flows from operating activities was an increase of inventory of $726,000. This was primarily due to inventory levels at the Company's Columbus, Ohio facility increasing for expected sales volume increases.

         Cash flows from investing activities were uses of $1,364,000 in 2003. Capital expenditures totaled $1,369,000, which was primarily related to the acquisition of machinery and equipment. At December 31, 2003, commitments for capital expenditures in progress were $376,000. Capital expenditures for 2004 are expected to be $2,100,000.

         Cash flows from financing were uses of $11,110,000. The Company paid the note payable due International in two payments. The first payment in the amount of $1,861,000 occurred in the first quarter of 2003, and a second payment of $17,859,000 was made on December 30, 2003. For the second payment, the Company borrowed $9,000,000 in the form of a note payable from its primary bank and used its cash reserves. The remaining balance of the International note of $200,000 was replaced by a new, 8% note due

December 31, 2004. This note will be forgiven by International if the Company meets certain earnings targets for the year ending December 31, 2004. The Company also made principal payments in the amount of $390,000 on the industrial revenue bond.

         On December 30, 2003, the Company borrowed $9,000,000 in the form of a note payable collateralized by the Company's assets. The note payable bears interest at a variable rate of LIBOR plus 200 basis points or the prime rate. Monthly payments of principal in the amount $107,143 are payable under this note through January 1, 2011. Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the bank loan. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured note payable with final maturity in January 2011. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

         At December 31, 2003, the Company had cash on hand of $346,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2005. As of December 31, 2003, the Company was in compliance with both of its financial debt covenants for the borrowings. The covenants relate to maintaining certain financial ratios. Management expects the Company to meet these covenants for the year 2004. However, if a material adverse change in the financial position or results of operations of the Company should occur, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

         The Company has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the United States Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on the Company's balance sheet under accounting principles generally accepted in the United States. Based on this definition, the tables below include only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

         The following table provides aggregated information about contractual obligations and other long-term liabilities as of December 31, 2003.

                                        2004       2005 - 2006    2007 - 2008     2009 and after       Total
                                    ------------   ------------   ------------    --------------   ------------
Debt                                $  1,906,000   $  3,512,000   $  3,682,000     $  5,805,000     $ 14,905,000
Operating lease obligations            3,546,000      6,800,000      3,779,000          688,000       14,813,000
Contractual commitments for
   capital expenditures                  376,000              -              -                -          376,000
Postretirement benefits                   42,000        157,000        316,000        6,334,000        6,849,000
                                    ------------   ------------   ------------     ------------     ------------
Total                               $  5,870,000    $10,469,000   $  7,777,000     $ 12,827,000     $ 36,943,000

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

Accounts receivable allowances:

         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $379,000 at December 31, 2003 and $543,000 at December 31, 2002. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had recorded an allowance for these chargebacks of $851,000 at December 31, 2003 and $473,000 at December 31, 2002.

Inventories:

         Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories based on expectations of future usage. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required. The Company had recorded an allowance for slow moving and obsolete inventory of $325,000 at December 31, 2003 and $278,000 at December 31, 2002.

Goodwill and Long-Lived Assets

         Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company's ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2003 and 2002.

Post retirement benefits:

         Management records an accrual for post retirement costs associated with the Company sponsored health care plan. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on the Company's operations. The effect of a change in healthcare costs is described in the notes to the financial statements. The Company had recorded a liability for post retirement medical benefits based on actuarially computed estimates of $6,605,000 at December 31, 2003 and $5,718,000 at December 31, 2002.

Income taxes:

         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for the valuation allowance and the amount of the valuation allowance recorded. The valuation allowance will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized. The Company had recorded a valuation allowance of $1,425,000 at December 31, 2003 and at December 31, 2002.

         The balance sheet at December 31, 2003 and 2002 includes a deferred tax asset of $11,270,000 and $11,897,000, net of a valuation allowance of $1,425,000 in 2003 and 2002. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

         The deferred tax asset at December 31, 2003, primarily includes the tax benefits associated with cumulative net operating losses of approximately $15,211,000, temporary differences between the book and tax basis of the Company's property and equipment of approximately $8,540,000 and temporary differences relating to post-retirement and pension benefits of $8,440,000. The valuation allowance at December 31, 2003, assumes that it is more likely than not that approximately $4,200,000 of the cumulative net operating losses will not be realized before their expiration date.

         An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's long-standing relationship with its two largest customers (International and Yamaha), and the Company's recent customer diversification efforts and the refinancing of notes payable at a lower interest rate. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $11,270,000.

                                    INFLATION

         Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. Management believes that, because rates of inflation have been moderate during the periods presented, inflation has not had a significant impact on our results of operations.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, Consolidation of Variable Interest Entities, which was replaced by FIN No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46R). FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN No. 46(R) changes the effective date of FIN 46 for certain entities. Public companies shall apply either FIN No. 46 or FIN No. 46(R) to their interest in special purpose entities (SPEs) as of the first interim or annual period ending after December 15, 2003. The Company's adoption of FIN No. 46 and FIN No. 46(R) did not have a significant impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk results from fluctuations in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations and foreign currency fluctuations associated with the Mexican peso. The Company does not hold any material market risk sensitive instruments for trading purposes.

         The Company has the following four items that are sensitive to market risks: (1) Industrial Revenue Bond ("IRB") with a variable interest rate. The Company has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable, as of December 30, 2003, with a variable interest rate. The Company entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; and (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both 2003 and 2002, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact, and the Company had no borrowings under the revolving line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

         We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives".

         As discussed in Note 16, the 2002 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Columbus, Ohio
March 25, 2004

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED DECEMBER 31,
                                                                               2002
                                                                               (AS
                                                                             RESTATED,
                                                            2003            SEE NOTE 16)         2001
                                                         -----------        -----------       -----------
NET SALES:
     Products                                            $81,295,487        $81,305,282       $68,364,704
     Tooling                                              11,487,847         12,783,568         4,814,827
                                                         -----------        -----------       -----------
TOTAL SALES                                               92,783,334         94,088,850        73,179,531

Cost of sales                                             77,587,866         79,330,177        64,243,230
Postretirement benefits expense                            1,297,561          1,247,182         1,077,547
                                                         -----------        -----------       -----------
TOTAL COST OF SALES                                       78,885,427         80,577,359        65,320,777
                                                         -----------        -----------       -----------

GROSS MARGIN                                              13,897,907         13,511,491         7,858,754
                                                         -----------        -----------       -----------

Selling, general and administrative expense                9,151,676          8,877,853         7,703,310
Postretirement benefits expense                              343,064            358,955           263,454
                                                         -----------        -----------       -----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          9,494,740          9,236,808         7,966,764
                                                         -----------        -----------       -----------

OTHER INCOME                                                       -            500,000                 -
                                                         -----------        -----------       -----------

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES             4,403,167          4,774,683         (108,010)

Interest income                                               87,508            132,922           305,453

Interest expense                                          (1,852,065)        (2,025,187)       (1,999,159)
                                                         -----------        -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                          2,638,610          2,882,418        (1,801,716)

Income taxes:
    Current                                                  401,711             55,573            30,367
    Deferred                                                 571,640          1,013,538            28,058
                                                         -----------        -----------       -----------
TOTAL INCOME TAXES                                           973,351          1,069,111            58,425
                                                         -----------        -----------       -----------

NET INCOME (LOSS)                                        $ 1,665,259        $ 1,813,307       $(1,860,141)
                                                         ===========        ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                                    $      0.17        $      0.19       $     (0.19)
                                                         ===========        ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC AND DILUTED                                      9,778,680          9,778,680         9,778,680
                                                         ===========        ===========       ===========

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                                       2002
                                                                                                  (AS RESTATED,
                                                                                   2003            SEE NOTE 16)
                                                                               ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $    346,191        $  8,976,059
   Accounts receivable (less allowance for doubtful accounts:
   2003 - $379,000 and 2002 - $543,000)                                          12,830,356          11,281,060
   Inventories:
      Finished and work in process goods                                          2,028,702           2,083,077
      Stores                                                                      2,823,243           2,042,535
                                                                               ------------        ------------
      Total inventories                                                           4,851,945           4,125,612

   Deferred tax asset                                                             1,381,935           1,151,158
   Foreign tax receivable                                                         1,746,698             965,247
   Prepaid expenses and other current assets                                        408,467           1,253,653
                                                                               ------------        ------------

          Total current assets                                                   21,565,592          27,752,789

Property, plant and equipment                                                    43,856,499          43,001,396
Accumulated depreciation                                                        (20,647,567)        (18,970,136)
                                                                               ------------        ------------
Property, plant and equipment - net                                              23,208,932          24,031,260

Deferred tax asset                                                                9,888,287          10,746,223
Goodwill                                                                          1,097,433           1,097,433
Other assets                                                                        391,279             448,008
                                                                               ------------        ------------

TOTAL                                                                          $ 56,151,523        $ 64,075,713
                                                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Current portion long-term debt                                              $  1,905,714        $  2,251,000
   Current portion deferred gain                                                    453,555             453,555
   Accounts payable                                                               6,581,912           5,114,655
   Accrued liabilities:
      Compensation and related benefits                                           2,669,027           2,706,272
      Interest                                                                       77,104              92,844
      Taxes                                                                         361,215             704,737
      Current portion of graduated lease payments                                   229,269             188,219
      Professional fees                                                             236,055             300,796
      Other accrued liabilities                                                     507,525             224,092
                                                                               ------------        ------------
          Total current liabilities                                              13,021,376          12,036,170

Long-term debt                                                                   12,999,286          23,764,150
Interest rate swap                                                                  610,142             773,434
Graduated lease payments                                                            715,616             903,835
Deferred gain                                                                     1,101,607           1,555,162
Postretirement benefits liability                                                 6,849,418           5,961,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value, authorized shares - 10,000,000;
      outstanding shares:  2003 and 2002 - 0                                              -                   -
  Common stock - $0.01 par value, authorized shares - 20,000,000;
      outstanding shares:  2003 and 2002 - 9,778,680                                 97,787              97,787
  Paid-in capital                                                                19,251,392          19,251,392
  Accumulated other comprehensive loss, net of income tax benefit                  (402,694)           (510,466)
  Retained earnings                                                               1,907,593             242,334
                                                                               ------------        ------------
          Total stockholders' equity                                             20,854,078          19,081,047
                                                                               ------------        ------------

TOTAL                                                                          $ 56,151,523        $ 64,075,713
                                                                               ============        ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                                                         ACCUMULATED
                                               COMMON STOCK                               RETAINED          OTHER         TOTAL
                                               OUTSTANDING                PAID-IN         EARNINGS      COMPREHENSIVE  STOCKHOLDERS'
                                           SHARES         AMOUNT          CAPITAL         (DEFICIT)     INCOME (LOSS)     EQUITY
                                          ---------       -------       -----------      ----------     -------------   -----------
BALANCE AT JANUARY 1, 2001                9,778,680       $97,787       $19,251,392      $  289,168       $       -     $19,638,347

To record the initial fair market
value of the interest rate swap, net
of deferred income tax benefit of $53,968                                                                  (104,762)       (104,762)

Net Loss                                                                                 (1,860,141)                     (1,860,141)

Hedge accounting effect of the
interest rate swap, net of deferred
tax benefit of $70,753                                                                                     (137,343)       (137,343)
                                                                                                                        -----------

Comprehensive Loss                                                                                                       (1,997,484)

                                          -----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001              9,778,680        97,787        19,251,392      (1,570,973)       (242,105)     17,536,101

Net Income (as restated, see Note 16)                                                     1,813,307                       1,813,307

Hedge accounting effect of the
interest rate swap, net of deferred
tax benefit of $138,247                                                                                    (268,361)       (268,361)
                                                                                                                        -----------

Comprehensive Income
   (as restated, see Note 16)                                                                                             1,544,946

                                          -----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002 (AS
RESTATED, SEE NOTE 16)                    9,778,680        97,787        19,251,392         242,334        (510,466)     19,081,047

Net Income                                                                                1,665,259                       1,665,259

Hedge accounting effect of the
interest rate swap, net of deferred
tax expense of $55,519                                                                                      107,772         107,772
                                                                                                                        -----------

Comprehensive Income                                                                                                      1,773,031

                                          -----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003              9,778,680       $97,787       $19,251,392      $1,907,593       $(402,694)    $20,854,078
                                          =========================================================================================

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                                   2002
                                                                                   (AS
                                                                                 RESTATED,
                                                                  2003         SEE NOTE 16)        2001
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $  1,665,259    $  1,813,307    $ (1,860,141)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                  2,162,126       2,088,591       2,039,732
   Deferred income taxes                                            571,640       1,013,538          28,058
   Loss on disposal of assets                                        89,333          22,794          42,458
   Amortization of deferred gain                                   (453,555)       (453,554)       (453,555)
   Loss (gain) on translation of foreign currency financial
   statements                                                       119,930         (48,622)          9,598
   Change in operating assets and liabilities:
      Accounts receivable                                        (1,549,296)        665,077       3,312,104
      Inventories                                                  (726,333)       (223,617)        135,019
      Prepaid expenses and other assets                              63,735        (514,638)        805,850
      Accounts payable                                            1,467,258       1,357,920      (1,509,283)
      Accrued and other liabilities                                (453,408)       (683,320)         91,589
      Postretirement benefits liability                             887,503         950,848         718,247
                                                               ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,844,192       5,988,324       3,359,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                        (1,368,701)       (680,873)     (1,301,432)
Acquisition of Airshield assets                                           -               -      (1,953,000)
Proceeds from maturities on mortgage-backed security
investment                                                            4,791         829,452         686,700
Proceeds from sale of property, plant and equipment                       -               -          19,800
                                                               ------------    ------------    ------------
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                 (1,363,910)        148,579      (2,547,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank note payable                                     9,000,000               -               -
Payment of principal on secured note payable - International
   Truck & Engine Corporation                                   (19,720,150)              -               -
Payment of principal on industrial revenue bond                    (390,000)       (355,000)       (330,000)
                                                               ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                           (11,110,150)       (355,000)       (330,000)

                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (8,629,868)      5,781,903         481,744

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    8,976,059       3,194,156       2,712,412
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    346,191    $  8,976,059    $  3,194,156
                                                               ============    ============    ============
Cash paid for:
   Interest (net of amounts capitalized)                       $  1,819,492    $  1,935,994    $  1,902,044
                                                               ============    ============    ============
   Income taxes (refund)                                       $   (173,907)   $     (3,302)   $    186,000
                                                               ============    ============    ============
Non-cash transactions:
   Note payable - International Truck & Engine Corporation     $    200,000    $               $          -
                                                               ============    ============    ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS FORMATION AND NATURE OF OPERATIONS

         Core Molding Technologies, Inc. ("Core Molding", "the Company") was formed in 1996 for the purpose of acquiring substantially all the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. (now known as International Truck & Engine Corporation, "International"). In October 2001, the Company acquired certain assets of Airshield Corporation ("the Airshield Asset Acquisition"), see Note 4. As a result of this acquisition, the Company expanded its fiberglass molding capabilities to include the spray-up, hand-lay-up and vacuum assisted resin infused molding processes.

         The Company operates in one business segment as a compounder of sheet molding composites ("SMC") and molder of fiberglass reinforced plastics. The Company produces and sells both SMC compound and molded products for varied markets, including medium and heavy-duty trucks, automotive, recreational vehicles and commercial and industrial products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of all subsidiaries after elimination of all material intercompany accounts, transactions and profits. All significant intercompany transactions have been eliminated.

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

         REVENUE RECOGNITION - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The Company had recorded an allowance for slow moving and obsolete inventory of $325,000 at December 31, 2003 and $278,000 at December 31, 2002.

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

         Ranges of estimated useful lives for computing depreciation are as follows:

         Land improvements                                     20 years
         Building and improvements                             20-40 years
         Machinery and equipment                               3-15 years
         Tools, dies and patterns                              3-5 years

         Depreciation expense was $2,153,000, $1,983,000 and $2,010,000 for
2003, 2002, and 2001.

         In 2003, 2002 and 2001, approximately $33,000, $0 and $37,000 of interest costs were capitalized in property, plant and equipment.

         DEFERRED GAIN - Deferred gains resulted from sales leaseback transactions that occurred in 1997 and 1998 and are being amortized over the lease period.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         LONG-LIVED ASSETS - Long-lived assets consist primarily of property and equipment and goodwill. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates whether impairment exists on the basis of estimated fair value of the reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2003, 2002 and 2001, there was no impairment of the Company's long-lived assets.

         SELF-INSURANCE - The Company is self-insured with respect to most of its medical and dental claims and workers' compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker's compensation claims incurred but not reported at December 31, 2003 and 2002 of $860,000 and $650,000, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of a mortgage backed security investment, long term debt, an interest rate swap, accounts receivable and accounts payable. The carrying amount of these financial instruments approximated their fair value.

         CONCENTRATION OF CREDIT RISK - The Company has significant transactions with four customers (see Note 3), which together comprised 91%, 87% and 90% of total sales in 2003, 2002 and 2001, respectively and 82% and 93% of the accounts receivable balances at December 31, 2003 and 2002, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers' manufacturing and service locations totaled 18%, 24% and 26% of total sales for 2003, 2002 and 2001, respectively.

         EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

         The computation of basic and diluted earnings (loss) per common share is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                  2003             2002            2001
                                                               ------------     -----------    ------------
Net income (loss)                                              $  1,665,259     $ 1,813,307    $ (1,860,141)

Weighted average common shares outstanding                        9,778,680       9,778,680       9,778,680
Plus: dilutive options assumed exercised                                  0               0               0
Less: shares assumed repurchased with proceeds from exercise              0               0               0
                                                               ------------     -----------    ------------
Weighted average common and potentially issuable
   common shares outstanding                                      9,778,680       9,778,680       9,778,680

 Basic and diluted earnings (loss) per common share            $       0.17     $      0.19    $      (0.19)

         214,000 shares at December 31, 2003, 1,209,000 shares at December 31, 2002 and 1,149,000 shares at December 31, 2001 were not included in diluted earnings per share as they were anti-dilutive.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         STOCK BASED COMPENSATION - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per common share would have resulted in the amounts as reported below.

                                                                    YEARS ENDED DECEMBER 31,
                                                              2003          2002           2001
                                                           -----------   -----------    -----------
Net income (loss) as reported                              $ 1,665,259   $ 1,813,307    $(1,860,141)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects                             737,923      (198,788)      (223,214)
                                                           -----------   -----------    -----------
Pro forma net income (loss)                                $ 2,403,182   $ 1,614,519    $(2,083,355)
                                                           ===========   ===========    ===========
Earnings (loss) per share:
     Basic and diluted - as reported                       $      0.17   $      0.19    $     (0.19)
     Basic and diluted - pro forma                         $      0.25   $      0.17    $     (0.21)

         The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years and exclude the pro forma effect of the Airshield Asset Acquisition (see Note 4). On August 4, 2003, of the 1,171,500 stock options outstanding, 978,000 options were tendered for cancellation. The Company issued 885,950 options on February 9, 2004 at $3.21 per share.

         OTHER INCOME - Effective September 3, 2002, the Company changed its ticker symbol on the American Stock Exchange from "CME" to "CMT". This change took place because another corporation purchased the rights to use "CME" from the Company for $500,000, which is included in other income in the consolidated statements of operations.

         RESEARCH AND DEVELOPMENT - Research and development costs, which are expensed as incurred, totaled approximately $251,000 in 2003, $270,000 in 2002 and $225,000 in 2001.

         RECENT ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board issued FIN No. 46, Consolidation of Variable Interest Entities, which was replaced by FIN No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46R). FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN No. 46(R) changes the effective date of FIN 46 for certain entities. Public companies shall apply either FIN No. 46 or FIN No. 46(R) to their interest in special purpose entities (SPEs) as of the first interim or annual period ending after December 15, 2003. The Company's adoption of FIN No. 46 and FIN No. 46(R) did not have a significant impact on its consolidated financial statements.

         FOREIGN CURRENCY ADJUSTMENTS - In conjunction with the Company's acquisition of certain assets of Airshield Corporation (see Note 4), the Company has established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction (gains) losses included in operations totaled $119,930 in 2003 and ($48,622) in 2002 and $9,598 in 2001.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

3. MAJOR CUSTOMERS

         Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Yamaha Motor Manufacturing Corporation ("Yamaha"), Lear Corporation ("Lear"), and Freightliner, LLC ("Freightliner"). The following table presents net sales for the above-mentioned customers for the years ended December 31, 2003, 2002 and 2001:

                                       2003              2002                2001
                                   -----------        -----------        -----------
International                      $51,205,429        $45,823,311        $40,765,466
Yamaha                              13,612,040         13,291,332         13,160,114
Lear                                 9,390,216         11,716,455         10,246,079
Freightliner                         9,820,473         10,691,302          1,598,311
                                   -----------        -----------        -----------
     Subtotal                       84,028,158         81,522,400         65,769,970
Other                                8,755,176         12,566,450          7,409,561
                                   -----------        -----------        -----------
     Total                         $92,783,334        $94,088,850        $73,179,531
                                   ===========        ===========        ===========

4. ACQUISITION OF AIRSHIELD CORPORATION ASSETS

         On October 16, 2001, Core Molding Technologies, Inc. purchased substantially all of the assets, consisting primarily of inventory, accounts receivable and manufacturing equipment, of Airshield Corporation, a privately held manufacturer of fiberglass reinforced plastic parts for the truck and automotive-aftermarket industries. The Company has continued operations of Airshield's former manufacturing facility in Matamoros, Mexico.

         The purchase price for the acquisition of substantially all of the assets of Airshield Corporation was $1,953,000. In addition, the Company or its subsidiaries assumed certain liabilities related to the transfer of employees from Airshield's Mexican subsidiary to the Company's new Mexican subsidiary.

         The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of assets of Airshield Corporation had occurred at the beginning of the year presented.

                                                 Year Ended
                                              December 31, 2001
                                              -----------------
Net sales                                        $ 84,537,505
                                                 ============
Net loss                                         $ (3,280,948)
                                                 ============
Net loss per share - basic and diluted           $      (0.34)
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

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

5. FOREIGN OPERATIONS

         In conjunction with the Company's acquisition of assets of Airshield Corporation on October 16, 2001(see Note 4), the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $18,322,000 in 2003, $20,468,000 in 2002 and $3,532,000 in 2001. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 32% of sales in 2003, 39% of sales in 2002 and 31% of sales in 2001. The Company owns long-lived assets that are geographically located at the Mexican operation, which total $256,000 at December 31, 2003. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies and governmental regulations.

6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31:

                                                           2003                  2002
                                                       ------------          -----------
Land and land improvements                             $  2,138,329          $ 2,150,606
Buildings                                                17,574,848           17,391,966
Machinery and equipment                                  22,780,490           20,202,400
Tools, dies and patterns                                    566,814              566,814
Additions in progress                                       796,018            2,689,610
                                                       ------------          -----------

Total                                                    43,856,499           43,001,396
Less accumulated depreciation                           (20,647,567)         (18,970,136)
                                                       ------------          -----------

Property, plant and equipment - net                    $ 23,208,932          $24,031,260
                                                       ============          ===========


           Additions in progress at December 31, 2003 and 2002 primarily relate to the purchase and installation of equipment at the Company's operating facilities. At December 31, 2003 and 2002, commitments for capital expenditures in progress were $376,000 and $107,000, respectively.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

7. DEBT AND LEASES

         Long-term debt consists of the following at December 31:

                                                                                  2003                2002
                                                                              -----------         ------------
Note Payable to bank, interest at a variable rate with monthly payments of interest and principal over a seven year period, collateralized by a
security interest in all the Company's assets.                                $ 9,000,000                    -

Note Payable due to International, interest at 8%.                                      -         $ 19,920,150

Note Payable due to International, interest at 8%, due on
December 31, 2004                                                                 200,000                    -

Industrial Revenue Bond, interest adjustable weekly (2003 average 1.3%;
2002 average 1.7%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a bank letter of
credit with a balance of $5,877,000 as of December 31, 2003.                    5,705,000            6,095,000
                                                                              -----------         ------------
Total                                                                          14,905,000           26,015,150
Less current portion                                                           (1,905,714)          (2,251,000)
                                                                              -----------         ------------
Long-term debt                                                                $12,999,286         $ 23,764,150
                                                                              ===========         ============

         NOTE PAYABLE - BANK

         On December 30, 2003, the Company borrowed $9,000,000 in the form of a note payable collateralized by the Company's assets. The note payable bears interest at a variable rate of LIBOR plus 200 basis points or the prime rate.

         INDUSTRIAL REVENUE BOND

         In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.

         As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $5,877,000 as of December 31, 2003. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of the Company's assets. The letter of credit expires in April 2004, and the Company intends to extend the letter of credit each year as required by the IRB.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         NOTE PAYABLE - INTERNATIONAL

         The Company paid the note payable due International Truck & Engine Corporation in two payments. The first payment in the amount of $1,861,000 occurred in the first quarter of 2003, and a second payment of $17,859,000 was made on December 30, 2003. For the second payment, the Company borrowed $9,000,000 in the form of a note payable from its primary bank and used its cash reserves. The remaining balance of the International note of $200,000 was replaced by a new, 8% note due December 31, 2004. This note will be forgiven by International if the Company meets certain earnings targets for the year ended December 31, 2004.

         Annual maturities of long-term debt are as follows:

                  2004                      $ 1,906,000
                  2005                        1,736,000
                  2006                        1,776,000
                  2007                        1,816,000
                  2008                        1,866,000
                  Thereafter                  5,805,000
                                              ---------
                  Total                     $14,905,000
                                            ===========

         LINE OF CREDIT

         At December 31, 2003, the Company had available a $7,500,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2005. The line of credit bears interest at LIBOR plus two percent or at the prime rate. The line of credit is collateralized by all the Company's assets. There was no outstanding balance under this facility at any time during the years ended December 31, 2003 and 2002.

         INTEREST RATE SWAPS

         In conjunction with its variable rate Industrial Revenue Bond, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond.

         Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured note payable with final maturity in January 2011. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.

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

         BANK COVENANTS

         The Company is subject to formal debt covenants related to minimum fixed charge coverage and total funded obligations debt ratios. As of December 31, 2003, the Company was in compliance with these covenants.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         LEASES

         The Company leases a significant portion of its manufacturing equipment and a warehouse facility under operating lease agreements.

         In October 2001, in conjunction with the Airshield Asset Acquisition discussed at Note 4, the Company's Mexican subsidiary entered into a 10-year lease agreement for a manufacturing facility in Matamoros, Mexico. The Company has an option to purchase the facility at any time during the first seven years. The Company may cancel the lease upon giving six months notice to the lessor.

         Total rental expense was $4,388,000, $4,341,000 and $3,757,000 for
2003, 2002 and 2001.

         The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

2004                                  $ 3,546,000
2005                                    3,546,000
2006                                    3,254,000
2007                                    2,852,000
2008                                      927,000
Thereafter                                688,000
                                      -----------
Total minimum lease payments          $14,813,000
                                      ===========

8. EQUITY

   ANTI-TAKEOVER MEASURES

         The Company's Certificate of Incorporation and By-laws contain certain provisions designed to discourage specific types of transactions involving an actual or threatened change of control of the Company. These provisions, which are designed to make it more difficult to change majority control of the Board of Directors without its consent, include provisions related to removal of Directors, the approval of a merger and certain other transactions as outlined in the Certificate of Incorporation and any amendments to those provisions.

   RESTRICTIONS ON TRANSFER

         The Company's Certificate of Incorporation contains a provision (the "Prohibited Transfer Provision") designed to help assure the continued availability of the Company's substantial net operating loss and capital loss carryforwards (see Note 10) by seeking to prevent an "ownership change" as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a "Prohibited Ownership Percentage" (as defined in the Company's Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company's common stock) or if the transfer would result in the transferee's ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee's ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

9. INCENTIVE STOCK PLANS

   STOCK OPTIONS

         The Company has a Long Term Equity Incentive Plan (the "Plan"), as originally approved by the shareholders in May 1997, and as amended in May 2000 to increase the number of shares authorized for issuance, that allows for grants to directors and key employees of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 3.0 million awards, each representing a right to buy a share of the Company's common stock. The Plan expires on the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted.

         During 2003, 2002 and 2001, the Company granted stock options under the plan. The options have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of the Company's common stock at the date of grant.

         The weighted average fair value of options granted during 2003, 2002 and 2001 was $2,18, $1.40 and $1.17, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 5%, no expected dividend yield, expected lives of 8 years and expected volatility of 56%, 89% and 87% for 2003, 2002 and 2001, respectively.

         On August 4, 2003, of the 1,171,500 stock options outstanding, 978,000 options were tendered for cancellation. The Company issued 855,950 options on February 9, 2004, at $3.21 per share.

         The following summarizes all stock option activity for the years ended December 31:

                                          2003                  2002                 2001
                                 ---------------------  -------------------  -------------------
                                              WEIGHTED             WEIGHTED             WEIGHTED
                                              AVERAGE              AVERAGE              AVERAGE
                                 NUMBER OF    EXERCISE  NUMBER OF  EXERCISE  NUMBER OF  EXERCISE
                                  OPTIONS      PRICE     OPTIONS     PRICE    OPTIONS    PRICE
                                 ----------   --------  ---------  --------  ---------  --------
Outstanding - beginning of year   1,209,000   $   3.07  1,149,000  $   3.10  1,168,000  $   3.11
Granted                              35,000       3.33     84,500      2.75     32,000      2.75
Forfeited                        (1,030,000)      3.11    (24,500)     3.26    (51,000)     2.89
                                 ----------   --------  ---------  --------  ---------  --------

Outstanding - end of year           214,000   $   2.93  1,209,000  $   3.07  1,149,000  $   3.10
                                 ==========   ========  =========  ========  =========  ========

Exercisable at December 31           93,100   $   3.17    622,050  $   3.17    506,250  $   3.15
                                 ==========   ========  =========  ========  =========  ========

Options available for grant       2,778,400             1,783,400            1,843,400
                                 ==========             =========            =========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003:

                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 -------------------------------------------  -------------------------
                                               WEIGHTED
                               WEIGHTED         AVERAGE                    WEIGHTED
   RANGE OF      NUMBER OF     AVERAGE      CONTRACTUAL LIFE  NUMBER OF     AVERAGE
EXERCISE PRICES   OPTIONS   EXERCISE PRICE     IN YEARS        OPTIONS   EXERCISE PRICE
                 ---------  --------------  ----------------  ---------  --------------
$2.75             157,000      $ 2.75             6.2          72,700       $ 2.75
$3.33              35,000        3.33             9.8               -         0.00
$3.40 to $3.81     22,000        3.58             4.6          20,400         3.57
                  -------      ------                          ------       ------
                  214,000      $ 2.93                          93,100       $ 3.17
                  =======      ======                          ======       ======

PHANTOM STOCK AGREEMENT

         In 2000, the Company issued 150,000 phantom stock units to an officer. For each unit, the officer is entitled to a cash payment of an amount equal to the excess of the market value on the date of the exercise over $2.75. The units vest on December 31, 2004 and expire one year later, assuming continued employment of the officer. Compensation expense was $26,000 in 2003, and $0 in 2002 and 2001.

10. INCOME TAXES

         Components of the provision (credit) for income taxes are as follows:

                                             2003         2002           2001
                                          ----------   -----------    ---------
Current:
    Federal - US                          $   72,000   $  (217,000)   $  24,000
    Federal - Foreign                        224,000       301,000            -
    State and local                          106,000       (29,000)       6,000
                                          ----------   -----------    ---------
                                             402,000        55,000       30,000

 Deferred:
    Federal                                  548,000       491,000     (655,000)
    State and local                           23,000       523,000       37,000
    Increase in valuation allowance
    for net operating loss carryforward            -             -      646,000
                                          ----------   -----------    ---------
                                             571,000     1,014,000       28,000
                                          ----------   -----------    ---------
 Provision for income taxes               $  973,000   $ 1,069,000    $  58,000
                                          ==========   ===========    =========

         A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:

                                                         2003         2002          2001
                                                      ---------    -----------    ---------
Provision at federal statutory rate - US              $ 897,000    $   980,000    $(613,000)
Effect of foreign taxes                                 (14,000)        32,000            -
State and local tax expense, net of federal benefit      64,000         71,000       17,000
Non-deductible expenses                                  10,000         15,000        8,000
Other                                                    16,000        (29,000)           -
Increase in valuation allowance for net operating
       loss carryforward                                      -              -      646,000
                                                      ---------    -----------    ---------
Provision for income taxes                            $ 973,000    $ 1,069,000    $  58,000
                                                      =========    ===========    =========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

Deferred tax assets (liabilities) consist of the following at December 31:

                                           2003            2002
                                       ------------    ------------
Current Asset:
     Accrued liabilities               $    982,000    $  1,019,000
     Other, net                             400,000         132,000
                                       ------------    ------------
     Total current asset                  1,382,000       1,151,000

Non-current asset:
    Property, plant and equipment         2,903,000       3,126,000
    Net operating loss carryforwards      5,172,000       5,785,000
    Postretirement benefits               2,869,000       2,608,000
    Interest rate swap                      207,000         263,000
    Other, net                              162,000         389,000
                                       ------------    ------------
    Total non-current asset              11,313,000      12,171,000
                                       ------------    ------------

Total deferred tax asset                 12,695,000      13,322,000
Less valuation allowance                 (1,425,000)     (1,425,000)
                                       ------------    ------------
Total deferred tax asset - net         $ 11,270,000    $ 11,897,000
                                       ============    ============

         At December 31, 2003, the Company had approximately $15.2 million of NOL carryforwards available to offset future taxable income. A valuation allowance has been provided for those NOL carryforwards, which are estimated to expire before they are utilized. The valuation allowance at December 31, 2003, assumes that it is more likely than not that approximately $4,200,000 of the cumulative net operating losses will not be realized before their expiration date.

         The Company's NOL carryforwards expire as follows:

2008        $ 8,750,000
2009          3,614,000
2010            638,000
2011            362,000
2021          1,847,000
            -----------
Total       $15,211,000
            ===========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

11. POSTRETIREMENT BENEFITS

         The Company provides postretirement benefits to substantially all of its United States employees. Costs associated with postretirement benefits include pension expense, postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, the Company also participates in a multi-employer defined benefit plan for its United States union represented employees. All of the Company's United States union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. The Company does not administer this plan and contributions are determined in accordance with provisions in the negotiated labor contract.

         Prior to the acquisition of Columbus Plastics from International, certain of the Company's employees were participants in various International sponsored pension and postretirement plans. The International pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the acquisition of Columbus Plastics. In connection with the Acquisition, International retained responsibility for the vested benefits as of December 31, 1996, and the Company agreed to reimburse International for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability, is $233,000 at December 31, 2003 and $218,000 at December 31, 2002.

         The postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, International and the participants in the form of premiums, co-payments and deductibles. The Company and International share the cost of benefits for certain employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.

         The funded status of the Company's postretirement health and life insurance benefits plan as of December 31, 2003 and 2002 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

                                                           POST RETIREMENT BENEFITS
                                                  -------------------------------------------
                                                     2003            2002            2001
                                                  -----------     -----------     -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $ 8,852,000     $ 6,787,000     $ 4,678,000
Service cost                                          451,000         434,000         385,000
Interest cost                                         494,000         491,000         351,000
Unrecognized loss                                      99,000       1,196,000       1,427,000
Benefits paid                                        (133,000)        (56,000)        (54,000)
                                                  -----------     -----------     -----------
BENEFIT OBLIGATION AT END OF YEAR                 $ 9,763,000     $ 8,852,000     $ 6,787,000
                                                  -----------     -----------     -----------

Unfunded status                                   $(9,763,000)    $(8,852,000)    $(6,787,000)
Unrecognized net loss                               3,158,000       3,134,000       2,020,000
                                                  -----------     -----------     -----------
Net liability                                     $(6,605,000)    $(5,718,000)    $(4,767,000)
                                                  ===========     ===========     ===========

PLAN ASSETS                                                --              --              --
                                                  ===========     ===========     ===========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                            6.00%           6.50%           7.25%

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

The components of expense for all of the Company's postretirement benefits plans are as follows:

                                   2003         2002        2001
                                ----------   ----------   ----------
Pension Expense:
   Interest cost                $   15,000   $   15,000   $   15,000
   Defined contribution plan
     contributions                 282,000      231,000      329,000
   Multi-employer plan
     contributions                 324,000      352,000      240,000
                                ----------   ----------   ----------
Total Pension Expense              621,000      598,000      584,000
                                ----------   ----------   ----------

Health and Life Insurance:
   Service cost                    451,000      434,000      385,000
   Interest cost                   494,000      491,000      351,000
   Amortization of net loss         75,000       83,000       21,000
                                ----------   ----------   ----------
Net periodic benefit cost        1,020,000    1,008,000      757,000
                                ----------   ----------   ----------

Total postretirement benefits
     expense                    $1,641,000   $1,606,000   $1,341,000
                                ==========   ==========   ==========

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.65%. The rate is projected to decrease gradually to 5% by the year 2008 and remain at that level thereafter. The comparable assumptions for the prior year were 8.7% and 5%.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                                    1- PERCENTAGE    1-PERCENTAGE
                                                                    POINT INCREASE  POINT DECREASE
                                                                    --------------  --------------
Effect on total of service and interest cost components             $      213,306  $     (165,804)
Effect on postretirement benefit obligation                              1,032,995        (875,980)

The estimated future benefit payments of the health care plan are:

Fiscal 2004                            $   42,000
Fiscal 2005                                63,000
Fiscal 2006                                94,000
Fiscal 2007                               136,000
Fiscal 2008                               180,000
Fiscal 2009 - 2013                      1,900,000

12. RELATED PARTY TRANSACTIONS

         In connection with the acquisition of Columbus Plastics, the Company and International entered into a Supply Agreement. Under the terms of the Supply Agreement, International agreed to purchase from the Company, and the Company agreed to sell to International all of International's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified.
In May 2003, the Company entered into a Comprehensive Supply Agreement, which was effective as of November 1, 2002. Under this Comprehensive Supply Agreement, the Company became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2006.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

         International owns 43.6% of the Company's outstanding common stock. Sales to International were $51,205,000 in 2003, $45,823,000 in 2002 and $40,765,000 in 2001, of which $5,617,000 and $6,418,000 had not been received as of December 31, 2003 and 2002 and were included in accounts receivable. Receivables as of December 31, 2003 and 2002 also include $18,000 and $964,000, respectively, for tooling costs owed by International. Accounts payable included $0 and $382,000, respectively, as of December 31, 2003 and 2002 for product returns, returnable container deposits, material purchases from International and rework charges. The Company expensed $1,487,000 in 2003, $1,616,000 in 2002 and $1,625,000 in 2001, for interest expense on its note payable to International. During 2003, the Company repaid $19,720,150 of the International note and the balance of $200,000 was replaced by a note due December 31, 2004.

13. LABOR CONCENTRATION

         As of December 31, 2003, the Company employed a total of 948 employees, which consists of 438 employees in its U.S. operations and 510 employees in its Mexican operations. Of these 438 employees, 248 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 7, 2004, and 495 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2005.

14. COMMITMENTS AND CONTINGENCIES

         The Company is involved in various litigation arising in the ordinary course of business. The Company and its legal counsel believe the resolution of such litigation will not have a material effect on the Company's consolidated financial position or results of operations.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002. The operating results for each of the quarters in the period January 1, 2002 through September 30, 2003 have been restated as discussed in Note 16 to the consolidated financial statements.

                                   1ST QUARTER   2ND QUARTER   3RD QUARTER     4TH QUARTER    TOTAL YEAR
                                   -----------   -----------   ------------    -----------   -----------
2003:
Net sales                          $29,544,427   $21,139,795   $ 19,334,805    $22,764,307   $92,783,334
Gross margin                         3,804,022     4,400,290      2,704,692      2,988,903    13,897,907
Income before interest and taxes     1,321,777     2,016,937        394,692        669,761     4,403,167
Net income (loss)                      515,439       969,292         (5,491)       186,019     1,665,259
Net income (loss) per common
  share:
   Basic and diluted               $      0.05   $      0.10   $      (0.00)   $      0.02   $      0.17

2002 (RESTATED):
Net sales                          $21,026,271   $26,651,614   $ 23,398,880    $23,012,085   $94,088,850
Gross margin                         3,345,222     4,019,884      3,247,265      2,899,120    13,511,491
Income before interest and taxes     1,307,186     1,468,577      1,292,646        706,274     4,774,683
Net income                             518,973       604,949        447,846        241,539     1,813,307
Net income per common share:
   Basic and diluted               $      0.05   $      0.06   $       0.05    $      0.02   $      0.19

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

The restated Condensed Quarterly Financial Data (unaudited) is as follows (in thousands, except per share data):


                                                                QUARTER ENDED
                      ------------------------------------------------------------------------------------------------
                              MARCH 31                JUNE 30               SEPTEMBER 30            DECEMBER 31
                              --------                -------               ------------            -----------
                          AS                       AS                      AS                      AS
                      PREVIOUSLY               PREVIOUSLY               PREVIOUSLY    AS       PREVIOUSLY       AS
                       REPORTED   AS RESTATED   REPORTED   AS RESTATED   REPORTED   RESTATED    REPORTED     RESTATED
                      ----------  -----------  ----------  -----------  ----------  --------   ----------    --------
2003:
Net sales             $   29,544  $    29,544  $   21,140  $    21,140  $   19,335  $ 19,335
Gross margin               3,931        3,804       4,527        4,400       2,804     2,705   Not Previously Reported
Income before
interest and taxes         1,449        1,322       2,144        2,017         494       395
Net income (loss)            594          515       1,048          969          56        (5)
Net income (loss)
per common share:
   Basic and diluted  $     0.06  $      0.05  $     0.11  $      0.10  $     0.01  $  (0.00)

2002:
Net sales             $   21,026  $    21,026  $   26,652  $    26,652  $   23,399  $ 23,399   $   23,012    $ 23,012
Gross margin               3,432        3,345       4,119        4,020       3,307     3,247        2,961       2,899
Income before
interest and taxes         1,394        1,307       1,568        1,469       1,353     1,293          768         706
Net income                   574          519         667          605         485       448          280         242
Net income per
common share:
   Basic and diluted  $     0.06  $      0.05  $     0.07  $      0.06  $     0.05  $   0.05   $     0.03    $   0.02

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

16. RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002, the Company determined that inventory was overstated as a result of incorrect accounting entries in connection with the results of physical inventory observations at the Company's Gaffney, South Carolina facility. Accordingly, the consolidated financial statements for the year ended December 31, 2002 have been restated from amounts previously reported.

         A summary of significant effects of the restatement are as follows:


                                                          December 31, 2002
                                                   -----------------------------
                                                   As previously
                                                      reported       As restated
                                                   -------------     -----------
BALANCE SHEET:
   Inventory - finished and work in process         $ 2,391,077      $ 2,083,077
   Total inventory                                    4,433,612        4,125,612
   Total assets                                      64,383,713       64,075,713
   Taxes                                                819,621          704,737
   Total current liabilities                         12,151,054       12,036,170
   Retained earnings                                    435,450          242,334
   Total stockholders' equity                        19,274,163       19,081,047
   Total liabilities and stockholders' equity        64,383,713       64,075,713


                                                    Year Ended December 31, 2002
                                                    ----------------------------
INCOME STATEMENT:
   Cost of sales                                     79,022,177       79,330,177
   Total cost of sales                               80,269,359       80,577,359
   Gross margin                                      13,819,491       13,511,491
   Income before interest and taxes                   5,082,683        4,774,683
   Income before taxes                                3,190,418        2,882,418
   Current income taxes                                 170,457           55,573
   Total income taxes                                 1,183,995        1,069,111
   Net income                                         2,006,423        1,813,307
   Basic and diluted earnings per common share             0.21             0.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

         Core Molding Technologies is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934 ("the Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty to identify unlikely future events, and the difficulty to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner.

         In January 2004, as part of the Company's annual physical inventory review, the Company learned of certain intentional inventory misstatements by a former employee that occurred at the Gaffney, South Carolina facility. The Audit Committee of the Company's Board of Directors immediately began an investigation into the inventory misstatements, with the assistance of a private investigation firm and an independent forensic accounting firm.

         The investigation confirmed that a concealment of inventory shortages from 2002 through the third quarter 2003 existed and were limited to the actions of a former employee at the Gaffney production facility. In the course of its investigation, the Audit Committee further concluded that material weaknesses in internal controls specifically relating to the completeness of accounting policies and procedures and the segregation of duties of certain personnel with respect to inventory reporting existed at the Gaffney facility.

         The Company's investigation determined and the private investigators and the independent forensic accounting firm confirmed that it was an isolated incident confined to its Gaffney facility. The investigation also confirmed that the inventory misstatements masked material and labor inefficiencies within the plant and that inventory misstatements did not affect any customer deliveries.

         In addition, the investigation determined that the then existing analysis of monthly inventory trends was broad based and did not include detailed analysis of scrap disposal as compared to scrap reported. Furthermore, the investigation found inadequate focus by plant management on inventory accuracy.

         No significant changes in internal controls over financial reporting were made during the quarter ended December 31, 2003. However, since January 15, 2004, the Company has taken measures to improve the effectiveness of internal controls and believes these efforts address the matters described above. Certain measures taken through March 30, 2004 include, but are not limited to, the following:

         - Personnel changes at the Gaffney, South Carolina facility, including an interim plant manager, a new production manager, plant accountant, and materials manager.

         - Increased monthly analysis of inventory balances and inventory transactions including scrap analysis and reconciliations, inventory turns analysis by inventory classification and additional interim physical inventory analyses, and approval of manual adjustments to inventory records.

         - Continued emphasis by the Company's senior management that overriding of internal controls will not be tolerated; and

         - The establishment of a whistle blower hotline to allow employees to anonymously report improper conduct.

     As required by Rule 13a-15(b) of the Exchange Act, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective, except as described above, to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Part III, Item 10 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 13, 2004, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Part III, Item 11 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 13, 2004, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Part III, Item 12 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 13, 2004, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Part III, Item 13 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 13, 2004, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Part III, Item 14 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 13, 2004, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS

                  The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

                           Independent Auditors' Report

                           Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 (Restated) and 2001

                           Consolidated Balance Sheets as of December 31, 2003 and 2002 (Restated)

                           Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 (Restated) and 2001

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 (Restated) and 2001

                           Notes to Consolidated Financial Statements

         (2)      FINANCIAL STATEMENT SCHEDULES

                  The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

                           Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001

                           All other schedules are omitted because of the absence of the conditions under which they are required.

         (3)      EXHIBITS

                  See Index to Exhibits filed with this Annual Report on Form 10-K.

(b)      REPORTS ON FORM 8-K

         On January 6, 2004, Core Molding Technologies filed a Form 8-K with the Securities and Exchange Commission regarding the refinancing of its note payable with International Truck & Engine Corporation.

         On January 26, 2004, Core Molding Technologies filed a Form 8-K with the Securities and Exchange Commission regarding a charge resulting from operational inefficiencies that were concealed by intentional inventory misstatements by a former employee.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    CORE MOLDING TECHNOLOGIES, INC.

                                    By    /s/ James L. Simonton
                                        ----------------------------------------
                                                   James L. Simonton
                                           President and Chief Executive Officer

Date:  March 30,2004

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/ James L. Simonton         President, Chief Executive Officer   March 30, 2004
----------------------------  and Director
     James L. Simonton

/s/ Herman F. Dick, Jr.       Treasurer and                        March 30, 2004
----------------------------  Chief Financial Officer
     Herman F. Dick, Jr.

              *               Director                             March 30, 2004
----------------------------
      James F. Crowley

              *               Director                             March 30, 2004
----------------------------
     Ralph O. Hellmold

              *               Director                             March 30, 2004
----------------------------
      Thomas M. Hough

              *               Director                             March 30, 2004
----------------------------
      Malcolm M. Prine

              *               Director                             March 30, 2004
----------------------------
     Thomas R. Cellitti

              *               Director                             March 30, 2004
----------------------------
       John P. Wright

*By   James L. Simonton       Attorney-In-Fact                     March 30, 2004
    -----------------------
     James L. Simonton

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2003, 2002 and 2001.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.

                                                       Additions
                                                ------------------------
                                  Balance at    Charged to    Charged to
                                  Beginning       Costs &       Other        Deductions     Balance At
                                   of Year       Expenses      Accounts          (A)        End of Year
                                  ----------    ----------    ----------     ----------     -----------
Year Ended December 31, 2003      $  543,000    $   85,000                   $  249,000     $ 379,000

Year Ended December 31, 2002      $  715,000    $  174,000                   $  346,000     $ 543,000

Year Ended December 31, 2001      $  424,000    $  454,000                   $  163,000     $ 715,000

(A) Amount represents uncollectible accounts written off.

Reserves deducted from asset to which it applies - deferred income tax valuation allowance.

                                                       Additions
                                                ------------------------
                                  Balance at    Charged to    Charged to
                                  Beginning       Costs &       Other                        Balance At
                                   of Year       Expenses      Accounts      Deductions     End of Year
                                  ----------    ----------    ----------     ----------     -----------
Year Ended December 31, 2003      $1,425,000                                                $ 1,425,000

Year Ended December 31, 2002      $1,425,000                                                $ 1,425,000

Year Ended December 31, 2001      $2,160,000    $  646,000                   $1,381,000(A)  $ 1,425,000

(A) Amount represents reserves for capital loss carryforwards that expired in 2001.

                                INDEX TO EXHIBITS

Exhibit No.             Description                              Location
----------   ----------------------------------      --------------------------------
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

 2(b)(2)     First Amendment to Agreement and        Incorporated by reference to
             Plan of Merger dated as of              Exhibit 2(b)(2) tp Annual Report
             December 27, 1996 between               on Form 10-K for the year
             Core Molding and RYMAC                  Ended December 31, 2002

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
                                                     No. 333-29203)

Exhibit No.                   Description                                Location
----------    --------------------------------------------     ----------------------------
 3(a)(3)      Certificate of Incorporation of Core             Incorporated by
              Molding Technologies Inc., reflecting            reference to Exhibit 4(c)
              amendments through November 6,                   to Registration
              1996 [for purposes of compliance                 Statement on Form S-8
              with Securities and Exchange                     (Registration No.
              Commission filing requirements only]             333-29203)

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

Exhibit No.                 Description                              Location
----------    ----------------------------------------         --------------------
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

 10(a)(5)     Payoff Letter of International Truck             Filed Herein
              & Engine Corporation dated December 29,
              2003 acknowledging satisfaction of the
              obligations under the Secured Promissory
              Note, dated December 31, 1996 delivered
              to Navistar

 10(a)(6)     Core Molding Technologies, Inc.                  Filed Herein
              Unsecured Promissory Note, dated
              December 29, 2003, to International
              Truck & Engine Corporation

 10(a)(7)     Amendment No. 1 to Unsecured                     Filed herein
              Promissory Note, dated January 30, 2004
              to International Truck and Engine Corp.

 10(b)        Comprehensive Supply Agreement,                  Filed herein
              dated November 1, 2002, by and
              between Core Molding Technologies, Inc.
              and International Truck and Engine
              Corp.

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

Exhibit No.                  Description                                  Location
----------    -----------------------------------------        -------------------------------
 10(e)        Loan Agreement, dated December 3,                Incorporated by reference to
              1997, by and between Core Molding                Exhibit 10(e) to Annual Report
              Technologies, Inc. and Key Bank National         on Form 10-K for the year ended
              Association                                      December 31, 2002

 10(e)(1)     Amendment, dated March 29, 2001, to              Incorporated by reference
              the Loan Agreement dated December 3, 1997        to Exhibit 10(e)(1) to
              by and between Core Molding Technologies,        Annual Report on Form 10-K
              Inc. and Key Bank National Association           for the year ended December, 31
                                                               2000

 10(e)(2)     Amendment, dated December 12, 2002, to           Incorporated by reference to
              the Loan Agreement dated December 3, 1997        Exhibit 10(e)(2) to Annual
              by and between Core Molding Technologies,        Report on Form 10-K for the
              Inc. and Key Bank National Association           year ended December 31, 2002

 10(e)(3)     Loan Agreement, date December 30, 2003,          Filed herein
              by and between Core Molding Technologies,
              Inc. and Key Bank National Association(2)

 10(f)        Master Equipment Lease Agreement(3)              Incorporated by reference to
              by and between KeyCorp Leasing,                  Exhibit 10(f) to Annual Report
              a division of Key Corporate                      on Form 10-K for the year
              Capital, Inc. and Core Molding                   ended December 31, 2002
              Technologies, Inc.

 10(f)(1)     Amendment, dated March 29, 2001, to              Incorporated by reference
              Master Equipment Lease Agreement(3) by           to Exhibit 10(f)(1) to
              and between KeyCorp Leasing,                     Annual Report on Form
              a division of Key Corporate                      10-K for the year ended
              Capital, Inc. and Core Molding                   December 31, 2000
              Technologies, Inc.

 10(g)        Loan Agreement, dated April 1,                   Filed Herein
              1998, by and between South Carolina
              Jobs - Economic Development Authority
              and Core Molding Technologies, Inc.

 10(h)        Reimbursement Agreement, dated                   Filed Herein
              April 1, 1998, by and between Core
              Molding Technologies, Inc. and Key Bank
              National Association

Exhibit No.                     Description                                     Location
----------    -----------------------------------------------        -------------------------------
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

 10(j)        Letter Agreement Regarding Terms and                   Filed Herein
              Conditions of Interest Rate Swap
              Agreement between KeyBank National
              Association and Core Molding Technologies, Inc.

 10(k)        Long Term Equity Incentive Plan(4)                     Incorporated by
                                                                     reference to Exhibit
                                                                     4(e) to Registration
                                                                     Statement on Form
                                                                     S-8 (Registration
                                                                     No. 333-29203)

 10(l)        1995 Stock Option Plan(4)                              Incorporated by
                                                                     reference to Exhibit
                                                                     10(l) to Annual Report
                                                                     on Form 10-K for the
                                                                     year ended December 31,
                                                                     2001

 10(m)        Informal Cash                                          Incorporated by reference to
              Profit Sharing Plan(4)                                 Exhibit 10(m) to Annual Report
                                                                     On Form 10-K for the year ended
                                                                     December 31, 2002

 10(o)        Compensation Agreement with                            Incorporated by reference
              Malcolm M. Prine(4)                                    to Exhibit 10(o) to Annual
                                                                     Report on Form 10-K for
                                                                     the year ended December 31,
                                                                     2000

Exhibit No.                Description                                       Location
----------    -----------------------------------------              -------------------------
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

  14          Code of Business Conduct and Ethics                    Filed Herein

  23          Consent of Deloitte & Touche LLP                       Filed Herein

  24          Powers of Attorney                                     Filed Herein

  31(a)       Section 302 Certification by James L.                  Filed Herein
              Simonton, President and Chief Executive
              Officer

  31(b)       Section 302 Certification by Herman F.                 Filed Herein
              Dick, Jr., Treasurer and Chief Financial
              Officer

  32(a)       Certification of James L. Simonton,                    Filed Herein
              Chief Executive Officer of Core Molding
              Technologies, Inc., dated March 30, 2003,
              pursuant to 18 U.S.C. Section 1350

  32(b)       Certification of Herman F. Dick, Jr.,                  Filed Herein
              Chief Financial Officer of Core Molding
              Technologies, Inc., dated March 30, 2003,
              pursuant to 18 U.S.C. Section 1350

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

(2)The Loan Agreement filed with this Annual Report on Form 10-K, omits the exhibits (including Revolving Credit Note, Term Note, Security Agreement, Ohio Mortgage, South Carolina Mortgage, and Guaranty) and schedules. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

(3)The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including, addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the Securities and Exchange Commission upon request.

(4)Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.