Form 10-Q
period 2004-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2004-05-13
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ____________ To _________________

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

                          Yes  [   ]              NO  [ X ]

         As of May 13, 2004, the latest practicable date, 9,778,680 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,              DECEMBER 31,
                                                                                  2004                    2003
                                                                            -----------------       -----------------
                                                                               (UNAUDITED)
ASSETS

Cash and cash equivalents                                                   $               -       $         346,191
Accounts receivable (less allowance for doubtful accounts:
    March 31, 2004 - $254,000; December 31, 2003 - $379,000)                       16,937,516              12,830,356
Inventories:
    Finished and work in process goods                                              2,000,306               2,028,702
    Stores                                                                          3,315,322               2,823,243
                                                                            -----------------       -----------------
        Total inventories                                                           5,315,628               4,851,945

Deferred tax asset                                                                  1,381,935               1,381,935
Foreign sales tax receivable                                                        1,893,760               1,746,698
Prepaid expenses and other current assets                                           1,011,151                 408,467
                                                                            -----------------       -----------------
        Total current assets                                                       26,539,990              21,565,592

Property, plant and equipment                                                      44,372,033              43,856,499
Accumulated depreciation                                                          (21,153,091)            (20,647,567)
                                                                            -----------------       -----------------
Property, plant and equipment - net                                                23,218,942              23,208,932

Deferred tax asset - net                                                            9,746,572               9,888,287
Goodwill                                                                            1,097,433               1,097,433
Other assets                                                                          377,917                 391,279
                                                                            -----------------       -----------------

TOTAL                                                                       $      60,980,854       $      56,151,523
                                                                            =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion of long-term debt                                        $       1,915,716       $       1,905,714
   Line of credit                                                                   1,291,000                       -
   Current portion of deferred gain                                                   453,555                 453,555
   Accounts payable                                                                 9,111,344               6,581,912
   Accrued liabilities:
     Compensation and related benefits                                              2,921,191               2,669,027
     Interest                                                                         165,650                  77,104
     Taxes                                                                            552,946                 361,215
     Current portion of graduated lease payments                                      229,269                 229,269
     Professional fees                                                                252,880                 236,055
     Other accrued liabilities                                                        532,613                 507,525
                                                                            -----------------       -----------------
        Total current liabilities                                                  17,426,164              13,021,376
Long-term debt                                                                     12,674,998              12,999,286
Interest rate swap                                                                    946,430                 610,142
Graduated lease payments                                                              658,298                 715,616
Deferred long-term gain                                                               988,219               1,101,607
Postretirement benefits liability                                                   7,109,984               6,849,418

STOCKHOLDERS' EQUITY:
Preferred stock - $0.01 par value, authorized shares - 10,000,000;
    Outstanding shares:  March 31, 2004 and December 31, 2003 - 0                           -                       -
Common stock - $0.01 par value, authorized shares - 20,000,000;
    Outstanding shares:  March 31, 2004 and December 31, 2003 -
       9,778,680                                                                       97,787                  97,787
Additional paid-in capital                                                         19,251,392              19,251,392
Accumulated other comprehensive loss, net of income tax effect                       (624,644)               (402,694)
Retained earnings                                                                   2,452,226               1,907,593
                                                                            -----------------       -----------------
    Total stockholders' equity                                                     21,176,761              20,854,078
                                                                            -----------------       -----------------

TOTAL                                                                       $      60,980,854       $      56,151,523
                                                                            =================       =================

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            --------------------------------
                                                                                   2003
                                                                               (AS RESTATED,
                                                               2004             SEE NOTE 7)
                                                            -----------        -------------
NET SALES:
     Products                                               $24,106,917         $19,062,891
     Tooling                                                    134,200          10,481,536
                                                            -----------         -----------
       Total Sales                                           24,241,117          29,544,427
                                                            -----------         -----------

Cost of Sales                                                19,885,622          25,365,746
Postretirement benefits expense                                 374,659             374,659
                                                            -----------         -----------
       Total cost of sales                                   20,260,281          25,740,405
                                                            -----------         -----------

GROSS MARGIN                                                  3,980,836           3,804,022
                                                            -----------         -----------

Selling, general and administrative expense                   2,766,558           2,418,231
Postretirement benefits expense                                  86,247              64,014
                                                            -----------         -----------
       Total selling, general and administrative expense      2,852,805           2,482,245

INCOME BEFORE INTEREST AND TAXES                              1,128,031           1,321,777

Interest income                                                   1,703              23,096
Interest expense                                               (237,543)           (493,021)
                                                            -----------         -----------

INCOME BEFORE INCOME TAXES                                      892,191             851,852

Income taxes:
     Current                                                     91,505              48,061
     Deferred                                                   256,053             288,352
                                                            -----------         -----------
       Total income taxes                                       347,558             336,413
                                                            -----------         -----------

NET INCOME                                                  $   544,633         $   515,439
                                                            ===========         ===========

NET INCOME PER COMMON SHARE:
     Basic                                                  $      0.06         $      0.05
     Diluted                                                $      0.05         $      0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                    9,778,680           9,778,680
     Diluted                                                  9,902,948           9,778,680

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                        COMMON STOCK                                         OTHER             TOTAL
                                         OUTSTANDING          PAID-IN       RETAINED     COMPREHENSIVE     STOCKHOLDERS'
                                      SHARES      AMOUNT      CAPITAL       EARNINGS          LOSS             EQUITY
                                    ---------    -------    -----------    ----------    -------------     -------------
BALANCE AT JANUARY 1, 2004          9,778,680    $97,787    $19,251,392    $1,907,593    $    (402,694)    $  20,854,078

Net Income                                                                    544,633                            544,633

Hedge accounting effect of the
interest rate swaps at March 31,
2004, net of deferred income tax
benefit of $114,338.                                                                          (221,950)         (221,950)

                                    ---------    -------    -----------    ----------    -------------     -------------
BALANCE AT MARCH 31, 2004           9,778,680    $97,787    $19,251,392    $2,452,226    $    (624,644)    $  21,176,761
                                    =========    =======    ===========    ==========    =============     =============

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                                     2003
                                                                                                  (AS RESTATED,
                                                                                2004                SEE NOTE 7)
                                                                            ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $    544,633          $     515,439

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                 542,744                468,966
   Deferred income taxes                                                         256,053                288,352
   Loss on disposal of assets                                                          -                 25,933
   Amortization of gain on sale/leaseback transactions                          (113,388)              (113,389)
   Change in operating assets and liabilities:

      Accounts receivable                                                     (4,107,160)              (270,672)
      Inventories                                                               (463,683)               (61,656)
      Prepaid and other assets                                                  (749,746)               154,372
      Accounts payable                                                         2,529,432                    211
      Accrued and other liabilities                                              517,036                579,734
      Postretirement benefits liability                                          260,566                330,000
                                                                            ------------          -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (783,513)             1,917,290

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                       (522,851)              (263,252)
Proceeds from maturities on mortgage-backed security investment                      253                  3,699
                                                                            ------------          -------------

NET CASH USED IN INVESTING ACTIVITIES                                           (522,598)              (259,553)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings on line of credit                                               1,291,000                      -
Payments of principal on secured note payable                                   (214,286)            (1,860,862)
Payment of principal on industrial revenue bond                                 (100,000)               (95,000)
                                                                            ------------          -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              976,714             (1,955,862)

Loss (gain) on translation of foreign currency                                   (16,794)                31,360

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (346,191)              (266,765)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 346,191              8,976,059
                                                                            ------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $          -          $   8,709,294
                                                                            ============          =============
Cash paid for:
   Interest (net of amounts capitalized)                                    $    127,453          $      92,844
                                                                            ============          =============
   Income taxes (refund)                                                    $      5,000          $    (228,603)
                                                                            ============          =============

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at March 31, 2004, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2003 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2004.

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

         STOCK BASED COMPENSATION - Core Molding Technologies accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," Core Molding Technologies' net income
(loss) and earnings/(loss) per common share would have resulted in the amounts as reported below.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                  2004              2003
                                                             ---------------    --------------
Net income, as reported                                      $       544,633    $      515,439
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects                                 1,065,294            77,147
                                                             ---------------    --------------
Pro forma net income (loss)                                  $      (520,661)   $      438,292
                                                             ===============    ==============
Earnings (loss) per share:
     Basic - as reported                                     $          0.06    $         0.05
     Basic - pro forma                                       $         (0.05)   $         0.04
     Diluted - as reported                                   $          0.05    $         0.05
     Diluted - pro forma                                     $         (0.05)   $         0.04

         The pro forma amounts are not representative of the effects on reported net earnings (loss) or earnings (loss) per common share for future periods.

         On August 4, 2003, of the 1,171,500 stock options outstanding, 978,000 were tendered for cancellation. Core Molding Technologies issued 855,950 options on February 9, 2004, at $3.21 per share.

2. EARNINGS PER COMMON SHARE

         Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

         The computation of basic and diluted earnings per common share is as follows:

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  2004              2003
                                                             ---------------    --------------
Net income                                                   $       544,633    $      515,439

Weighted average common shares outstanding                         9,778,680         9,778,680
Plus: dilutive options assumed exercised                           1,067,050                 0
Less: shares assumed repurchased with proceeds from
   exercise                                                         (942,782)                0
                                                             ---------------    --------------
Weighted average common and potentially issuable
   common shares outstanding                                       9,902,948         9,778,680

 Basic earnings per common share                             $          0.06    $         0.05
 Diluted earnings per common share                           $          0.05    $         0.05

         For the three months ended March 31, 2003 there were 1,170,000 antidilutive options. For the three months ended March 31, 2004, there were no antidilutive options.

3. SALES REVENUE

         Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Yamaha, Lear Corporation ("Lear") and Freightliner, LLC ("Freightliner"). The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2004 and 2003:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                ------------------------------------
                                                     2004                2003
                                                ----------------    ----------------
International                                   $     12,752,035    $     19,061,883
Yamaha                                                 3,794,001           4,143,251
Lear                                                   2,136,274           2,324,051
Freightliner                                           2,947,913           2,220,137
                                                ----------------    ----------------
     Subtotal                                         21,630,223          27,749,322
Other                                                  2,610,894           1,795,105
                                                ----------------    ----------------
     Total                                      $     24,241,117    $     29,544,427
                                                ================    ================

4. COMPREHENSIVE INCOME

         Comprehensive income represents net income plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                ----------------------------------
                                                     2004               2003
                                                ----------------    --------------
Net income                                      $        544,633    $      515,439

Hedge accounting effect of the interest rate
swaps, net of deferred income tax benefit of
$114,338 and income tax expense of
$6,568, respectively.                                   (221,950)           12,749

                                                ----------------    --------------
 Comprehensive income                           $        322,683    $      528,188
                                                ================    ==============

5. POSTRETIREMENT BENEFITS

         The components of expense for all of Core Molding Technologies' postretirement benefits plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                        MARCH 31, 2004        MARCH 31, 2003
                                                      ------------------    ------------------
Pension Expense:
   Interest cost                                      $            4,000    $            4,000
   Defined contribution plan
     contributions                                                54,000                57,000
   Multi-employer plan
     contributions                                                62,000                47,000
                                                      ------------------    ------------------
Total Pension Expense                                            120,000               108,000
                                                      ------------------    ------------------

Health and Life Insurance:
   Service cost                                                  151,000               146,000
   Interest cost                                                 165,000               160,000
   Amortization of net loss                                       25,000                25,000
                                                      ------------------    ------------------
Net periodic benefit cost                                        341,000               331,000
                                                      ------------------    ------------------

Total postretirement benefits
     expense                                          $          461,000    $          439,000
                                                      ==================    ==================

         In January 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. Core Molding Technologies has not determined whether it would need to amend its postretirement benefit plan in order to benefit from the new legislation. Core Molding Technologies has elected to defer recognizing the effects of the Act until authoritative accounting guidance is issued. Accordingly, the consolidated financial statements do not reflect the effect of the Act, if any. Authoritative guidance, when issued, could require the company to change previously reported information.

6. RESTATEMENT

         Subsequent to the issuance of Core Molding Technologies' condensed consolidated financial statements for the period ended March 31, 2003, Core Molding Technologies determined that inventory was overstated as a result of incorrect accounting entries in connection with the results of prior physical inventory observations at Core Molding Technologies' Gaffney, South Carolina facility. Accordingly, the consolidated financial statements for the quarter ended March 31, 2003 have been restated from amounts previously reported.

         A summary of significant effects of the restatement are as follows:

                                                             For the Quarter ended March 31, 2003
                                                            --------------------------------------
                                                            As previously
                                                            -------------
                                                               reported                As restated
                                                               --------                -----------
INCOME STATEMENT DATA:
   Cost of sales                                             $25,238,746               $25,365,746
   Total cost of sales                                        25,613,405                25,740,405
   Gross margin                                                3,931,022                 3,804,022
   Income before interest and taxes                            1,448,777                 1,321,777
   Income before taxes                                           978,852                   851,852
   Current income taxes                                           96,067                    48,061
   Total income taxes                                            384,419                   336,413
   Net income                                                    594,433                   515,439
   Basic and diluted earnings per common share               $      0.06               $      0.05

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 7 to Core Molding Technologies' condensed consolidated financial statements, Core Molding Technologies' financial statements for the quarter ended March 31, 2003 have been restated. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

         Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; and management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         Net sales for the three months ended March 31, 2004, totaled $24,241,000 representing an approximate 18% decrease from the $29,544,000 reported for the three months ended March 31, 2003. The primary reason for the decrease in sales was due to the completion of tooling projects. Revenue from tooling projects totaled $134,000 for the three months ended March 31, 2004. Tooling project revenues for the three months ended March 31, 2003, totaled $10,482,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Partially offsetting the decrease in tooling sales revenue was an increase in product sales of approximately 26% to $24,107,000 for the three months ended March 31, 2004, as compared to the $19,063,000 for the quarter ended March 31, 2003. The primary reason for this increase was the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International for the three months ended March 31, 2004 were $12,752,000, as compared to the three months ended March 31, 2003 of $19,062,000. The primary reason for the decrease was a decrease in tooling revenues as product sales to International increased approximately 38%. Sales to Freightliner increased by $728,000 for the three months ended March 31, 2004 compared to the same time period a year ago. The primary reasons for this increase were increased order volumes and having the full impact for the quarter for new product that went into production in the first quarter of 2003. Sales to Lear decreased slightly for the three months ended March 31, 2004, compared to the same time period last year. The primary reason for this decrease was a one-time reimbursement in 2003 of $449,000 for packaging costs incurred by Core Molding Technologies in 2002. Sales to Yamaha decreased by approximately $349,000 for the three months ended March 31, 2004, compared to the same time a year ago. The primary reason for this decrease was due to reduced orders for molded products.

         Sales to other customers for the three months ended March 31, 2004, increased approximately 45% to $2,611,000 from $1,795,000 for the three months ended March 31, 2003. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks and the automobile aftermarket products, as well as the addition of new customers at Core Molding Technologies' Matamoros facility.

         Gross margin was approximately 16.4% of sales for the three months ended March 31, 2004, compared with 12.9% for the three months ended March 31, 2003. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for the increase was due to the dilutive effect of tooling project revenue on the prior quarter's gross margin. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products. Increases in production volumes also added to the increased gross margin, as Core Molding Technologies was better able to absorb its fixed costs associated with capacity. Partially offsetting these gains were operational inefficiencies at the Gaffney, South Carolina facility.

         Selling, general and administrative expenses ("SG&A") totaled $2,853,000 for the three months ended March 31, 2004, increasing from $2,482,000 for the three months ended March 31, 2003. The primary reason for this increase was due to increases in professional fees and outside services of $351,000.

         Interest expense totaled $238,000 for the three months ended March 31, 2004, decreasing from $493,000 for the three months ended March 31, 2003. The primary reason for the decrease was due to the refinancing of Core Molding Technologies' long-term debt with International Truck and Engine Corporation in December 2003. Interest rates experienced by Core Molding Technologies with respect to its two long-term borrowings were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these two debt instruments.

         Income taxes for the three months ended March 31, 2004, are estimated to be approximately 39% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for the three months ended March 31, 2004, was $545,000, or $.06 per basic share and $.05 per diluted share, representing an increase of $30,000 over the net income for the three months ended March 31, 2003, of $515,000, or $.05 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash used in operations for the three months ended March 31, 2004, totaled approximately $784,000. An increase in accounts receivable was the main use of cash of $4,107,000. This increase was primarily due to the increase in sales volume in the first quarter of 2004. Also adding to the use of cash was an increase in prepaids and other assets of $750,000, primarily related to the payment of Core Molding Technologies' annual insurance policies. Partially offsetting these uses of cash was an increase in accounts payable of $2,529,000 due to timing differences.

         Cash used for investing activities was a use of $523,000 for the three months ended March 31, 2004, as a result of capital expenditures, which was primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $1,577,000 for the remainder of the year for capital projects.

         Cash provided from financing was $977,000. Net borrowings under the line of credit totaled $1,291,000. Core Molding Technologies made principal repayments on the bank note payable of $214,000 and for the regularly scheduled payment on the Industrial Revenue Bond of $100,000.

         At March 31, 2004, Core Molding Technologies had no cash on hand and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2005. At March 31, 2004, Core Molding Technologies had outstanding borrowings on the line of credit in the amount of $1,291,000. As of March 31, 2004, Core Molding Technologies was in compliance of its two financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2004. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Core Molding Technologies' condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts receivable allowances:

         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $254,000 at March 31, 2004 and $379,000 at December 31, 2003. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies recorded an allowance for these chargebacks of $941,000 at March 31, 2004 and $851,000 at December 31, 2003.

Inventories:

         Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories based on expectations of future usage. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required. Core Molding Technologies recorded an allowance for slow moving and obsolete inventory of $303,000 at March 31, 2004 and $325,000 at December 31, 2003.

Goodwill and Long-Lived Assets:

         Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on Core Molding Technologies' ability to recover its long-lived assets. Core Molding Technologies has not recorded any impairment to goodwill for long-lived assets for the three months ended March 31, 2004 or the year ended December 31, 2003.

Post retirement benefits:

         Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2003 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement medical benefits based on actuarially computed estimates of $7,110,000 at March 31, 2004 and $6,849,000 at December 31, 2003.

Income taxes:

         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Core Molding Technologies has considered future taxable income in assessing the need for the valuation allowance and the amount of the valuation allowance recorded. The valuation allowance will be adjusted as Core Molding Technologies determines the actual amount of deferred tax assets that will be realized. Core Molding Technologies recorded a valuation allowance of $1,425,000 at March 31, 2004 and December 31, 2003.

         The balance sheet at March 31, 2004 and December 31, 2003 includes a deferred tax asset of $11,270,000 and $11,897,000, in each case, net of a valuation allowance of $1,425,000 in 2003 and 2002. The deferred tax asset is net of a valuation allowance since it is more likely than not that a portion of the deferred tax asset may not be realized in the future.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Core Molding Technologies' primary market risk results from fluctuations in interest rates. Core Molding Technologies is also exposed to changes in the price of commodities used in its manufacturing operations and foreign currency fluctuations associated with the Mexican peso. Core Molding Technologies does not hold any material market risk sensitive instruments for trading purposes.

         Core Molding Technologies has the following four items that are sensitive to market risks: (1) Industrial Revenue Bond ("IRB") with a variable interest rate. The Company has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. The Company entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; and (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the three month periods ended March 31, 2004 and 2003, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact, and the use of Core Molding Technologies' revolving line of credit was not material during the first quarter of 2004.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4

CONTROLS AND PROCEDURES

         As of the end of the period covered by this Quarterly Report on Form 10-Q Core Molding Technologies carried out an evaluation, under the supervision and with the participation of Core Molding Technologies' management, including Core Molding Technologies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Core Molding Technologies' disclosure controls and procedures (as defined in rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, (as amended the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Core Molding Technologies' disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in Core Molding Technologies' internal controls over financial reporting or in other factors, which could significantly affect internal controls during the period covered by this report.

         No changes were made to Core Molding Technologies' system of internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter, except for additional procedures with respect to inventory and scrap reporting, that has materially affected, or is reasonable likely to materially affect, Core Molding Technologies' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No submission of matters to a vote of security holders occurred for the three months ended March 31, 2004.

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

              On March 30, 2004, Core Molding Technologies, Inc. filed a Form 8-K with the Securities and Exchange Commission regarding its results for the year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORE MOLDING TECHNOLOGIES, INC.

Date: May 13, 2004                By: /s/ James L. Simonton
                                      -----------------------------------------
                                        James L. Simonton
                                        President, Chief Executive Officer and
                                                Director

Date: May 13, 2004                By: /s/ Herman F. Dick, Jr.
                                      -----------------------------------------
                                         Herman F. Dick, Jr.
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

2(c)(1)                    Asset Purchase Agreement dated as of October          Incorporated by reference to
                           10, 2001, between Core Molding Technologies,          Exhibit 1 to Form 8K filed
                           Inc. and Airshield Corporation                        October 31, 2001

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

3(a)(4)                    Certificate of Amendment of Certificate of            Incorporated by reference to
                           Incorporation as filed with the Secretary of State    Exhibit 3(a)(4) to Quarterly
                           of Delaware on August 28, 2002                        Report on Form 10-Q for the
                                                                                 quarter ended September 30,
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

11                         Computation of Net Income per Share                   Exhibit 11 omitted because
                                                                                 the required information is
                                                                                 Included in Notes to
                                                                                 Financial Statement

31(a)                      Section 302 Certification by James L. Simonton,       Filed Herein
                           President and Chief Executive Officer

31(b)                      Section 302 Certification by Herman F. Dick, Jr.,     Filed Herein
                           Treasurer and Chief Financial Officer

32(a)                      Certification of James L. Simonton, Chief             Filed Herein
                           Executive Officer of Core Molding Technologies,
                           Inc., dated May 13, 2004, pursuant to 18 U.S.C.
                           Section 1350

32(b)                      Certification of Herman F. Dick, Jr., Chief           Filed Herein
                           Financial Officer of Core Molding Technologies,
                           Inc., dated May 13, 2004, pursuant to 18 U.S.C.
                           Section 1350

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