Form 10-Q
period 2004-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2004-08-16
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from                  To
                                         ----------------     ----------------


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

                           Yes  [     ]              NO  [  X  ]


         As of August 16, 2004, the latest practicable date, 9,778,680 shares of the registrant's common stock were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,             DECEMBER 31,
                                                                                2004                   2003
                                                                            ------------           ------------
                                                                               (UNAUDITED)
ASSETS

Cash and cash equivalents                                                   $       --             $    346,191
Accounts receivable (less allowance for doubtful accounts:
    June 30, 2004 - $195,000; December 31, 2003 - $379,000)                   17,489,805             12,830,356
Inventories:
    Finished and work in process goods                                         2,071,611              2,028,702
    Stores                                                                     3,302,738              2,823,243
                                                                            ------------           ------------
        Total inventories                                                      5,374,349              4,851,945

Deferred tax asset                                                             1,381,935              1,381,935
Foreign sales tax receivable                                                   1,813,948              1,746,698
Prepaid expenses and other current assets                                      1,494,759                408,467
                                                                            ------------           ------------
        Total current assets                                                  27,554,796             21,565,592

Property, plant and equipment                                                 44,472,726             43,856,499
Accumulated depreciation                                                     (21,643,500)           (20,647,567)
                                                                            ------------           ------------
Property, plant and equipment - net                                           22,829,226             23,208,932

Deferred tax asset - net                                                       8,899,870              9,888,287
Goodwill                                                                       1,097,433              1,097,433
Other assets                                                                     364,547                391,279
                                                                            ------------           ------------

TOTAL                                                                       $ 60,745,872           $ 56,151,523
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion of long-term debt                                        $  1,920,716           $  1,905,714
   Current portion deferred gain                                                 453,555                453,555
   Accounts payable                                                            9,337,547              6,581,912
   Accrued liabilities:
     Compensation and related benefits                                         2,960,296              2,669,027
     Taxes                                                                       423,310                361,215
     Current portion of graduated lease payments                                 229,269                229,269
     Other accrued liabilities                                                   977,326                820,684
                                                                            ------------           ------------
        Total current liabilities                                             16,302,019             13,021,376

Long-term debt                                                                12,243,569             12,999,286
Interest rate swap                                                               427,986                610,142
Graduated lease payments                                                         600,981                715,616
Deferred long-term gain                                                          874,830              1,101,607
Postretirement benefits liability                                              7,467,584              6,849,418

STOCKHOLDERS' EQUITY:
Preferred stock - $0.01 par value, authorized shares - 10,000,000;
    Outstanding shares: June 30, 2004 and December 31, 2003 - 0                     --                     --
Common stock - $0.01 par value, authorized shares - 20,000,000;
    Outstanding shares:  June 30, 2004 and December 31, 2003 -
    9,778,680                                                                     97,787                 97,787
Paid-in capital                                                               19,251,392             19,251,392
Accumulated other comprehensive loss, net of income tax effect                  (282,471)              (402,694)
Retained earnings                                                              3,762,195              1,907,593
                                                                            ------------           ------------
    Total stockholders' equity                                                22,828,903             20,854,078
                                                                            ------------           ------------

TOTAL                                                                       $ 60,745,872           $ 56,151,523
                                                                            ============           ============


See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                      -------------------------------       -------------------------------
                                                                             2003                                  2003
                                                          2004          (AS RESTATED,           2004          (AS RESTATED,
                                                                          SEE NOTE 6)                           SEE NOTE 6)
                                                      ------------       ------------       ------------       ------------
NET SALES:
     Products                                         $ 26,288,365       $ 20,975,060       $ 50,395,282       $ 40,037,951
     Tooling                                               318,599            164,735            452,799         10,646,271
                                                      ------------       ------------       ------------       ------------
       Total Sales                                      26,606,964         21,139,795         50,848,081         50,684,222
                                                      ------------       ------------       ------------       ------------

Cost of sales                                           21,105,281         16,390,726         40,990,903         41,756,472
Postretirement benefits expense                            426,128            348,779            800,787            723,438
                                                      ------------       ------------       ------------       ------------
       Total cost of sales                              21,531,409         16,739,505         41,791,690         42,479,910
                                                      ------------       ------------       ------------       ------------

GROSS MARGIN                                             5,075,555          4,400,290          9,056,391          8,204,312
                                                      ------------       ------------       ------------       ------------

Selling, general and administrative expense              2,664,213          2,284,979          5,430,771          4,703,210
Postretirement benefits expense                             83,542             98,374            169,789            162,388
                                                      ------------       ------------       ------------       ------------
       Total selling, general and administrative
expense                                                  2,747,755          2,383,353          5,600,560          4,865,598

INCOME BEFORE INTEREST AND TAXES                         2,327,800          2,016,937          3,455,831          3,338,714

Interest income                                              1,701             21,749              3,404             44,845
Interest expense                                          (235,750)          (442,786)          (473,293)          (935,807)
                                                      ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                               2,093,751          1,595,900          2,985,942          2,447,752

Income taxes:
     Current                                               113,351             93,397            204,856            141,458
     Deferred                                              670,431            533,211            926,484            821,563
                                                      ------------       ------------       ------------       ------------
       Total income taxes                                  783,782            626,608          1,131,340            963,021
                                                      ------------       ------------       ------------       ------------

NET INCOME                                            $  1,309,969       $    969,292       $  1,854,602       $  1,484,731
                                                      ============       ============       ============       ============

NET INCOME PER COMMON SHARE:
     Basic                                            $       0.13       $       0.10       $       0.19       $       0.15
     Diluted                                          $       0.13       $       0.10       $       0.19       $       0.15
                                                      ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                               9,778,680          9,778,680          9,778,680          9,778,680
     Diluted                                             9,889,313          9,778,680          9,891,821          9,778,680
                                                      ============       ============       ============       ============


See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                               ACCUMULATED
                                          COMMON STOCK                                            OTHER          TOTAL
                                          OUTSTANDING              PAID-IN       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                      SHARES        AMOUNT         CAPITAL       EARNINGS     INCOME (LOSS)      EQUITY
                                   -----------    -----------    -----------    -----------   -------------   -------------
BALANCE AT JANUARY 1, 2004           9,778,680    $    97,787    $19,251,392    $ 1,907,593    $  (402,694)    $20,854,078

Net Income                                                                        1,854,602                      1,854,602

Hedge accounting effect of the
interest rate swaps at June 30,
2004, net of deferred income
tax expense of $61,933                                                                             120,223         120,223

                                   -----------    -----------    -----------    -----------    -----------     -----------
BALANCE AT JUNE 30, 2004             9,778,680    $    97,787    $19,251,392    $ 3,762,195    $  (282,471)    $22,828,903
                                   ===========    ===========    ===========    ===========    ===========     ===========


See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                                          2003
                                                                                      (AS RESTATED,
                                                                      2004             SEE NOTE 6)
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 1,854,602         $ 1,484,731

Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                     1,041,681           1,049,987
   Deferred income taxes                                               926,484             725,551
   Loss on disposal of assets                                           16,600              25,933
   Amortization of gain on sale/leaseback transactions                (226,777)           (226,777)
   Change in operating assets and liabilities:
      Accounts receivable                                           (4,659,449)           (899,999)
      Inventories                                                     (522,404)           (529,303)
      Prepaid and other assets                                      (1,153,542)           (391,079)
      Accounts payable                                               2,466,117             854,292
      Accrued and other liabilities                                    395,372             779,362
      Postretirement benefits liability                                618,166             660,000
                                                                   -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              756,850           3,532,698

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                             (634,415)           (722,219)
Proceeds from maturities of mortgage-backed security
 investment                                                                763               4,057
                                                                   -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (633,652)           (718,162)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash overdrafts                                                        289,518               --
Payments of principal on secured note payable                         (535,715)         (1,860,862)
Payments of principal on industrial revenue bond                      (205,000)           (190,000)
                                                                   -----------         -----------

NET CASH USED IN FINANCING ACTIVITIES                                 (451,197)         (2,050,862)

Effect of foreign currency on cash and cash equivalents                (18,192)             29,107

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (346,191)            792,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       346,191           8,976,059
                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      --           $ 9,768,840
                                                                   ===========         ===========
Cash paid for:
   Interest - net of amounts capitalized                           $   516,751         $   149,318
                                                                   ===========         ===========
   Income taxes (refund)                                           $   210,500         $  (221,904)
                                                                   ===========         ===========


See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at June 30, 2004, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2003 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.

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

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                               ----------------------------        ------------------------------
                                                  2004               2003             2004               2003
                                               -----------        ---------        -----------        -----------
Net income as reported                         $ 1,309,969        $ 969,292        $ 1,854,602        $ 1,484,731

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                          18,641           76,420          1,083,935            153,567
                                               -----------        ---------        -----------        -----------

Pro forma net income                           $ 1,291,328        $ 892,872        $   770,667        $ 1,331,164
                                               ===========        =========        ===========        ===========

Earnings per share:
     Basic - as reported                       $      0.13        $    0.10        $      0.19        $      0.15
     Basic - pro forma                         $      0.13        $    0.09        $      0.08        $      0.14
     Diluted - as reported                     $      0.13        $    0.10        $      0.19        $      0.15
     Diluted - pro forma                       $      0.13        $    0.09        $      0.08        $      0.14


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

         The computation of basic and diluted earnings per common share is as follows:

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                    -------------------------------        -------------------------------
                                                       2004                 2003              2004                2003
                                                    -----------         -----------        -----------         -----------
    Net income                                      $ 1,309,969         $   969,292        $ 1,854,602         $ 1,484,731

    Weighted average common shares
        outstanding                                   9,778,680           9,778,680          9,778,680           9,778,680
    Plus: dilutive options assumed exercised          1,003,550                --            1,003,550                --

    Less: shares assumed repurchased with
        proceeds from exercise                         (892,917)               --             (890,409)               --
                                                    -----------         -----------        -----------         -----------
    Weighted average common and potentially
        issuable common shares outstanding            9,889,313           9,778,680          9,891,821           9,778,680

     Basic earnings per common share                $      0.13         $      0.10        $      0.19         $      0.15
     Diluted earnings per common share              $      0.13         $      0.10        $      0.19         $      0.15


         For the three and six months ended June 30, 2004, there were 18,000 antidilutive options. For the three and six months ended June 30, 2003 there were 1,170,000 antidilutive options.

3. MAJOR CUSTOMERS

         Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Yamaha Motor Corporation ("Yamaha"), Freightliner, LLC ("Freightliner") and Lear Corporation ("Lear"). The following table presents net sales for the above-mentioned customers for the three and six months ended June 30, 2004 and June 30, 2003:

                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                         JUNE 30,                                JUNE 30,
                            --------------------------------          -------------------------------
                                2004                 2003                2004                 2003
                            -----------          -----------          -----------          -----------
     International          $14,073,610          $10,806,738          $26,825,645          $29,868,621
     Yamaha                   4,121,746            3,490,728            7,915,747            7,633,979
     Freightliner             3,066,979            2,202,623            6,014,892            4,422,760
     Lear                     2,020,715            2,139,556            4,156,989            4,463,607
                            -----------          -----------          -----------          -----------
          Subtotal           23,283,050           18,639,645           44,913,273           46,388,967
     Other                    3,323,914            2,500,150            5,934,808            4,295,255
                            -----------          -----------          -----------          -----------
          Total             $26,606,964          $21,139,795          $50,848,081          $50,684,222
                            ===========          ===========          ===========          ===========

4. COMPREHENSIVE INCOME

         Comprehensive income represents net income plus the results of certain non-shareowners' equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30,                              JUNE 30,
                                           ------------------------------         ------------------------------
                                               2004               2003                2004              2003
                                           -----------        -----------         -----------        -----------
Net income                                 $ 1,309,969        $   969,292         $ 1,854,602        $ 1,484,731

Hedge accounting effect of the
interest rate swaps, net of tax
expense of $176,271 and tax benefit
of $28,142 for the three months
ending June 30, respectively; and
tax expense of $61,933 and tax
benefit of $21,574 for the six
months ending June 30, respectively            342,173            (54,629)            120,223            (41,880)
                                           -----------        -----------         -----------        -----------
 Comprehensive income                      $ 1,652,142        $   914,663         $ 1,974,825        $ 1,442,851
                                           ===========        ===========         ===========        ===========



5. POSTRETIREMENT BENEFITS

         The components of expense for all of Core Molding Technologies' postretirement benefits plans for the three and six months ended June 30, 2004 and 2003 are as follows:


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                               --------------------------          --------------------------
                                                 2004              2003              2004              2003
                                               --------          --------          --------          --------
        Pension Expense:
           Interest cost                       $  4,000          $  4,000          $  8,000          $  8,000
           Defined contribution plan
             Contributions                       53,000            58,000           107,000           115,000
           Multi-employer plan
             Contributions                       78,000            55,000           140,000           102,000
                                               --------          --------          --------          --------
        Total pension expense                   135,000           117,000           255,000           225,000
                                               --------          --------          --------          --------

        Health and Life Insurance:
           Service cost                         166,000           146,000           317,000           292,000
           Interest cost                        181,000           160,000           346,000           320,000
           Amortization of net loss              27,000            24,000            52,000            49,000
                                               --------          --------          --------          --------
        Net periodic benefit cost               374,000           330,000           715,000           661,000
                                               --------          --------          --------          --------

        Total postretirement benefits
             expense                           $509,000          $447,000          $970,000          $886,000
                                               ========          ========          ========          ========

         In May 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position SFAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This statement prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004. Core Molding Technologies is in the process of determining whether it would need to amend its postretirement benefit plan in order to benefit from the new legislation. Core Molding Technologies has elected to defer recognizing the effects of the Act. Clarifying federal regulations related to the interpretation or determination of actuarially equivalent are still pending. Accordingly, the consolidated financial statements do not reflect the effect of the Act, if any.

6. RESTATEMENT

         Subsequent to the issuance of Core Molding Technologies' condensed consolidated financial statements for the period ended June 30, 2003, Core Molding Technologies determined that inventory was overstated as a result of incorrect accounting entries in connection with the results of prior physical inventory observations at Core Molding Technologies' Gaffney, South Carolina facility. Accordingly, the condensed consolidated financial statements for the three and six months ended June 30, 2003 have been restated from amounts previously reported.

         A summary of significant effects of the restatement are as follows:

                                             For the three months ended                 For the six months ended
                                                    June 30, 2003                             June 30, 2003
                                          --------------------------------          ---------------------------------
                                          As previously                             As previously
                                            reported           As restated            reported            As restated
                                          -------------        -----------          -------------         -----------
    INCOME STATEMENT DATA:
       Cost of sales                       $16,263,726          $16,390,726          $41,502,472          $41,756,472
       Total cost of sales                  16,612,505           16,739,505           42,225,910           42,479,910
       Gross margin                          4,527,290            4,400,290            8,458,312            8,204,312
       Income before
        interest and taxes                   2,143,937            2,016,937            3,592,714            3,338,714
       Income before taxes                   1,722,900            1,595,900            2,701,752            2,447,752
       Current income taxes                    141,403               93,397              237,470              141,458
       Total income taxes                      674,614              626,608            1,059,033              963,021
       Net income                            1,048,286              969,292            1,642,719            1,484,731
       Basic and diluted
        earnings per common share          $      0.11          $      0.10          $      0.17          $      0.15

7.       SUBSEQUENT EVENT

         On August 9, 2004, Core Molding Technologies, Inc. announced that a strike had been called by Scioto Lodge No. 1471 of the International Association of Machinists and Aerospace Workers (" IAM") at its Columbus, Ohio manufacturing facility. At the time of this filing, a settlement has been reached between Core Molding Technologies and the IAM. Core Molding Technologies' Columbus manufacturing facility will resume normal operations at 10:00 p.m. on August
16, 2004.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 6 to Core Molding Technologies' condensed consolidated financial statements, Core Molding Technologies' financial statements for the quarter and year to date ended June 30, 2003 have been restated. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         Net sales for the three months ended June 30, 2004, totaled $26,607,000 representing an approximate 26% increase from the $21,140,000 reported for the three months ended June 30, 2003. The primary reason for the increase in sales is due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Revenue from tooling projects totaled $319,000 for the three months ended June 30, 2004. Tooling project revenues for the three months ended June 30, 2003, totaled $165,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 25% for the three months ended June 30, 2004, as compared to June 30, 2003. Sales to International for the three months ended June 30, 2004 were $14,074,000, as compared to the three months ended June 30, 2003 of $10,807,000. The primary reason for the increase is the same as stated above. Sales to Freightliner increased by $864,000 for the three months ended June 30, 2004 compared to the same time period a year ago. The primary reasons for this increase were increased order volumes and having the full impact for the quarter for new products that went into production in the first and second quarters of 2003. Sales to Yamaha increased by approximately $631,000 for the three months ended June 30, 2004, compared to the same time a year ago. The primary reason for this increase was due to the increased demand for Yamaha's personal watercraft.

         Sales to other customers for the three months ended June 30, 2004, increased approximately 33% to $3,324,000 from $2,500,000 for the three months ended June 30, 2003. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility.

         Gross margin was approximately 19.1% of sales for the three months ended June 30, 2004, compared with 20.8% for the three months ended June 30, 2003. The primary reason for the decrease was due to inefficiencies related to material usage. Partially offsetting this increase was the favorable effect of increased production volumes, allowing Core Molding Technologies to better absorb its fixed costs of production.

         Selling, general and administrative expenses ("SG&A") totaled $2,748,000 for the three months ended June 30, 2004, increasing from $2,383,000 for the three months ended June 30, 2003. The primary reasons for this increase were due to increases in profit sharing accruals, as well as professional fees and outside services of $228,000. These increases were partially offset by decreases in accruals for certain employee benefits.

         On August 9, 2004, Core Molding Technologies, Inc. announced that a strike had been called by Scioto Lodge No. 1471 of the International Association of Machinists and Aerospace Workers (" IAM") at its Columbus, Ohio manufacturing facility. At the time of this filing, a settlement has been reached between Core Molding Technologies and the IAM. Core Molding Technologies' Columbus manufacturing facility will resume normal operations at 10:00 p.m. on August 16, 2004.

          Interest expense totaled $236,000 for the three months ended June 30, 2004, decreasing from $443,000 for the three months ended June 30, 2003. The primary reason for the decrease was due to the refinancing of Core Molding Technologies' long-term debt with International Truck and Engine Corporation in December 2003. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowings were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

         Income taxes for the three months ended June 30, 2004, are estimated to be approximately 37% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for the three months ended June 30, 2004, was $1,310,000, or $.13 per basic and diluted share, representing an increase of $341,000 over the net income for the three months ended June 30, 2003, of $969,000, or $.10 per basic and diluted share.

   SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         Net sales for the six months ended June 30, 2004, totaled $50,848,000, which were approximately equal to the $50,684,000 reported for the six months ended June 30, 2003. Revenue from tooling projects totaled $453,000 for the six months ended June 30, 2004. Tooling project revenues for the six months ended June 30, 2003, totaled $10,646,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 26% for the six months ended June 30, 2004, as compared to June 30, 2003. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International for the six months ended June 30, 2004 were $26,825,000, as compared to the six months ended June 30, 2003 of $29,869,000. The primary reason for the decrease was a decrease in tooling revenues as product sales to International increased approximately 34%. Sales to Freightliner increased by $1,592,000 for the six months ended June 30, 2004 compared to the same time period a year ago. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks.

         Sales to other customers for the six months ended June 30, 2004, increased approximately 38% to $5,935,000 from $4,295,000 for the six months ended June 30, 2003. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility.

         Gross margin was approximately 17.8% of sales for the six months ended June 30, 2004, compared with 16.2% for the six months ended June 30, 2003. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for the increase was the dilutive effect of tooling project revenue on the prior period's gross margin. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products. Increases in production volumes also added to the increased gross margin for the current period, as Core Molding Technologies was better able to absorb its fixed cost of production.

         Selling, general and administrative expenses ("SG&A") totaled $5,601,000 for the six months ended June 30, 2004, increasing from $4,866,000 for the six months ended June 30, 2003. The primary reasons for this increase were increases in professional fees and outside services of $579,000, as well as increases in profit sharing accruals resulting from improved operating results.

         On August 9, 2004, Core Molding Technologies, Inc. announced that a strike had been called by Scioto Lodge No. 1471 of the International Association of Machinists and Aerospace Workers (" IAM") at its Columbus, Ohio manufacturing facility. At the time of this filing, a settlement has been reached between Core Molding Technologies and the IAM. Core Molding Technologies' Columbus manufacturing facility will resume normal operations at 10:00 p.m. on August 16, 2004.

          Interest expense totaled $473,000 for the six months ended June 30, 2004, decreasing from $936,000 for the six months ended June 30, 2003. The primary reason for the decrease was due to the refinancing of Core Molding Technologies' long-term debt with International Truck and Engine Corporation in December 2003. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowings were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

         Income taxes for the six months ended June 30, 2004, are estimated to be approximately 38% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

         Net income for the six months ended June 30, 2004, was $1,855,000, or $.19 per basic and diluted share, representing an increase of $370,000 over the net income for the six months ended June 30, 2003, of $1,485,000, or $.15 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

         Cash provided by operating activities for the six months ended June 30, 2004, totaled $757,000. Net income increased operating cash flows by $1,855,000. Non-cash deductions of depreciation and amortization added $1,042,000 to positive cash flow. Also adding to positive cash flow was an increase in accounts payable of $2,466,000 due to timing differences. In addition, the increase in the postretirement healthcare benefits liability of $618,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. A decrease in deferred income taxes also had a positive impact on operating cash flows of $926,000, which is a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. Partially offsetting the above mentioned increases in operating cash flows were increases in accounts receivable of $4,659,000, which is primarily related to increased sales volume, and inventories of $522,000, which is a result of increased production to meet current sales volume.

         Cash used for investing activities was $634,000 for the six months ended June 30, 2004, which was a result of capital expenditures that primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $1,466,000 for the remainder of the year for capital projects.

         Financing activities reduced cash flow by $451,000 due to regularly scheduled payments on the secured note payable of $536,000 and on the Industrial Revenue Bond of $205,000. These payments were partially offset by cash overdrafts of $290,000.

         At June 30, 2004, Core Molding Technologies had no cash on hand and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2005. At June 30, 2004 there was no outstanding borrowing on the line of credit. As of June 30, 2004, Core Molding Technologies was in compliance of its two financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2004. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

Accounts receivable allowances:
         Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies had recorded an allowance for doubtful accounts of $195,000 at June 30, 2004, and $379,000 at December 31, 2003. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies had recorded an allowance for chargebacks of $480,000 at June 30, 2004, and $851,000 at December 31, 2003.

Inventories:
         Management identifies slow moving or obsolete inventories and estimates appropriate loss provisions related to these inventories based on expectations of future usage. Historically, these loss provisions have not been significant. Should actual results differ from these estimates, additional provisions may be required. Core Molding Technologies recorded an allowance for slow moving and obsolete inventory of $382,000 at June 30, 2004 and $325,000 at December 31, 2003.

Goodwill and Long-Lived Assets
         Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse affect on Core Molding Technologies' ability to recover its long-lived assets. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2004 or the year ended December 31, 2003.

Post retirement benefits:
         Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2003 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement healthcare benefits based on actuarially computed estimates of $7,468,000 at June 30, 2004, and $6,849,000 at December 31, 2003.

Income taxes:
         Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Core Molding Technologies has considered future taxable income in assessing the need for the valuation allowance and the amount of the valuation allowance recorded. The valuation allowance will be adjusted as Core Molding Technologies determines the actual amount of deferred tax assets that will be realized. Core Molding Technologies recorded a valuation allowance of $1,425,000 at June 30, 2004 and December 31, 2003.

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

         Core Molding Technologies has the following four items that are sensitive to market risks: (1) Industrial Revenue Bond ("IRB") with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. Core Molding Technologies entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; and (4) foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico.

         Assuming a hypothetical 20% change in short-term interest rates in both the six month periods ended June 30, 2004, and 2003, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact and the use of Core Molding Technologies' revolving line of credit was not material during the six month period ended June 30, 2004.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4


CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, Core Molding Technologies carried out an evaluation, under the supervision and with the participation of Core Molding Technologies' management, including Core Molding Technologies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Core Molding Technologies' disclosure controls and procedures as defined in Rules 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Core Molding Technologies' disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q. There have been no material changes in Core Molding Technologies' internal controls or in other factors, which could materially affect internal controls during the most recent fiscal quarter.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        At the annual meeting of the shareholders of Core Materials Corporation held May 13, 2004, the following issues were voted upon with the indicated results:

        A. ELECTION OF DIRECTORS:     SHARES VOTED FOR     SHARES VOTED AGAINST
           Thomas R. Cellitti            8,162,526                38,557
           James F. Crowley              8,180,326                20,757
           Ralph O. Hellmold             8,180,326                20,757
           Thomas M. Hough               8,160,326                40,757
           Malcolm M. Prine              8,180,326                20,757
           James L. Simonton             8,162,326                38,757
           John P. Wright                8,182,526                18,557

           The above elected directors constitute the full acting
           Board of Directors for Core Materials Corporation; all terms expire at the 2005 annual meeting of stockholders of the Company.

        B. RATIFICATION OF DELOITTE AND TOUCHE, LLP AS AUDITORS FOR THE YEAR ENDING DECEMBER 31, 2004:

           SHARES VOTED FOR           SHARES AGAINST        SHARES ABSTAINING
               8,187,826                   12,631                    626

ITEM 5. OTHER INFORMATION
        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        Exhibits:
        See Index to Exhibits

        REPORTS ON FORM 8-K:

        On May 6, 2004, Core Molding Technologies, Inc. filed a Form 8-K with the Securities and Exchange Commission regarding its results for the quarter ended March 31, 2004.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CORE MOLDING TECHNOLOGIES, INC.



Date:    August 16, 2004               By: /s/ James L. Simonton
                                           ------------------------------
                                           James L. Simonton
                                           President, Chief Executive Officer
                                           and Director


Date:    August 16, 2004               By: /s/ Herman F. Dick, Jr.
                                           ------------------------------
                                           Herman F. Dick, Jr.
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