Form 10-Q
period 2004-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2004-11-15
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from _____________ To _____________

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

                        Yes [X]              NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                        Yes [ ]              NO [X]

     As of November 15, 2004, the latest practicable date, 9,778,680 shares of the registrant's common stock were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2004              2003
                                                                       --------------    --------------
ASSETS
Cash and cash equivalents                                              $      557,007    $      346,191
Accounts receivable (less allowance for doubtful accounts:
    September 30, 2004 - $228,000; December 31, 2003 - $379,000)           18,236,704        12,830,356
Inventories:
    Finished and work in process goods                                      2,015,129         2,028,702
    Stores                                                                  4,074,046         2,823,243
                                                                       --------------    --------------
        Total inventories                                                   6,089,175         4,851,945

Deferred tax asset                                                          1,381,935         1,381,935
Foreign sales tax receivable                                                1,616,829         1,746,698
Prepaid expenses and other current assets                                   1,108,384           408,467
                                                                       --------------    --------------
        Total current assets                                               28,990,034        21,565,592

Property, plant and equipment                                              45,139,469        43,856,499
Accumulated depreciation                                                  (22,100,316)      (20,647,567)
                                                                       --------------    --------------
Property, plant and equipment - net                                        23,039,153        23,208,932

Deferred tax asset - net                                                    8,764,544         9,888,287
Goodwill                                                                    1,097,433         1,097,433
Customer list                                                                 220,800                 -
Other assets                                                                  351,169           391,279
                                                                       --------------    --------------

TOTAL                                                                  $   62,463,133    $   56,151,523
                                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion of long-term debt                                   $    1,930,716    $    1,905,714
   Line of credit                                                             585,000                 -
   Current portion of deferred gain                                           453,555           453,555
   Accounts payable                                                        10,000,558         6,581,912
   Accrued liabilities:
     Compensation and related benefits                                      3,066,540         2,669,027
     Taxes                                                                    496,342           361,215
     Current portion of graduated lease payments                              229,269           229,269
     Other accrued liabilities                                                987,802           820,684
                                                                       --------------    --------------
        Total current liabilities                                          17,749,782        13,021,376

Long-term debt                                                             11,807,140        12,999,286
Interest rate swaps                                                           600,842           610,142
Graduated lease payments                                                      543,663           715,616
Deferred long-term gain                                                       761,442         1,101,607
Postretirement benefits liability                                           7,807,746         6,849,418

STOCKHOLDERS' EQUITY:
Preferred stock - $0.01 par value, authorized shares - 10,000,000;
    Outstanding shares: September 30, 2004 and December 31, 2003 - 0                -                 -
Common stock - $0.01 par value, authorized shares - 20,000,000;
    Outstanding shares:  September 30, 2004 and December 31, 2003 -
    9,778,680 shares                                                           97,787            97,787
Paid-in capital                                                            19,251,392        19,251,392
Accumulated other comprehensive loss, net of income tax effect               (396,555)         (402,694)
Retained earnings                                                           4,239,894         1,907,593
                                                                       --------------    --------------
    Total stockholders' equity                                             23,192,518        20,854,078
                                                                       --------------    --------------

TOTAL                                                                  $   62,463,133    $   56,151,523
                                                                       ==============    ==============

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                   --------------------------------    --------------------------------
                                                                          2003                                2003
                                                                      (AS RESTATED,                      (AS RESTATED,
                                                        2004           SEE NOTE 7)          2004           SEE NOTE 7)
                                                   --------------    --------------    --------------    --------------
NET SALES
     Products                                      $   24,923,582    $   19,290,263    $   75,318,864    $   59,328,214
     Tooling                                            1,004,072            44,542         1,456,871        10,690,813
                                                   --------------    --------------    --------------    --------------
       Total Sales                                     25,927,654        19,334,805        76,775,735        70,019,027
                                                   --------------    --------------    --------------    --------------

Cost of sales                                          22,101,202        16,266,272        63,092,105        58,022,744
Postretirement benefits expense                           460,818           363,841         1,261,605         1,087,279
                                                   --------------    --------------    --------------    --------------
       Total cost of sales                             22,562,020        16,630,113        64,353,710        59,110,023
                                                   --------------    --------------    --------------    --------------

GROSS MARGIN                                            3,365,634         2,704,692        12,422,025        10,909,004
                                                   --------------    --------------    --------------    --------------

Selling, general and administrative expense             2,354,693         2,213,283         7,785,464         6,916,493
Postretirement benefits expense                            75,017            96,717           244,806           259,105
                                                   --------------    --------------    --------------    --------------
       Total selling, general and administrative
         expense                                        2,429,710         2,310,000         8,030,270         7,175,598

INCOME BEFORE INTEREST AND TAXES                          935,924           394,692         4,391,755         3,733,406

Interest income                                             1,596            17,940             5,000            62,785
Interest expense                                         (209,176)         (429,681)         (682,469)       (1,365,488)
                                                   --------------    --------------    --------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES                         728,344           (17,049)        3,714,286         2,430,703

Income taxes:
     Current                                               56,548            20,557           261,404           162,015
     Deferred                                             194,097           (32,115)        1,120,581           789,448
                                                   --------------    --------------    --------------    --------------
       Total income taxes                                 250,645           (11,558)        1,381,985           951,463
                                                   --------------    --------------    --------------    --------------

NET (LOSS) INCOME                                  $      477,699    $       (5,491)   $    2,332,301    $    1,479,240
                                                   ==============    ==============    ==============    ==============
NET INCOME PER COMMON SHARE
     Basic                                         $         0.05    $        (0.00)   $         0.24    $         0.15
     Diluted                                       $         0.05    $        (0.00)   $         0.24    $         0.15
                                                   ==============    ==============    ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                              9,778,680         9,778,680         9,778,680         9,778,680
     Diluted                                            9,789,175         9,778,680         9,837,825         9,778,680
                                                   ==============    ==============    ==============    ==============

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     ACCUMULATED
                                           COMMON STOCK                                                 OTHER            TOTAL
                                            OUTSTANDING               PAID-IN        RETAINED        COMPREHENSIVE   STOCKHOLDERS'
                                       SHARES         AMOUNT          CAPITAL         EARNINGS       INCOME (LOSS)       EQUITY
                                      ---------   --------------   --------------  --------------   --------------   --------------
BALANCE AT JANUARY 1, 2004            9,778,680   $       97,787   $   19,251,392  $    1,907,593   $     (402,694)  $   20,854,078

Net Income                                                                              2,332,301                         2,332,301

Hedge accounting effect of the
interest rate swaps at September 30,
2004, net of deferred income tax
expense of $3,162                                                                                            6,139            6,139
                                      ---------   --------------   --------------  --------------   --------------   --------------
BALANCE AT SEPTEMBER 30, 2004         9,778,680   $       97,787   $   19,251,392  $    4,239,894   $     (396,555)  $   23,192,518
                                      =========   ==============   ==============  ==============   ==============   ==============


See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                                       2003
                                                                                   (AS RESTATED,
                                                                      2004          SEE NOTE 7)
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $   2,332,301    $   1,479,240

Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                      1,537,972        1,601,695
   Deferred income taxes                                              1,120,581          789,448
   Loss on disposal of assets                                            16,600           27,298
   Amortization of gain on sale/leaseback transactions                 (340,165)        (340,166)
   Change in operating assets and liabilities:
      Accounts receivable                                            (5,406,348)      (2,503,724)
      Inventories                                                    (1,093,080)        (845,205)
      Prepaid and other assets                                         (530,011)         (91,379)
      Accounts payable                                                3,418,646        3,148,619
      Accrued and other liabilities                                     527,805          208,354
      Postretirement benefits liability                                 958,328          990,000
                                                                  -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,542,629        4,464,180

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                            (1,135,929)      (1,303,960)
Acquisition of Keystone Restyling assets                               (526,360)               -
Proceeds from maturities of mortgage-backed security investment           1,032            4,420
                                                                  -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                                (1,661,257)      (1,299,540)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings on line of credit                                        585,000                -
Payments of principal on secured note payable                          (857,144)      (1,860,862)
Payments of principal on industrial revenue bond                       (310,000)        (290,000)
                                                                  -------------    -------------

NET CASH USED IN FINANCING ACTIVITIES                                  (582,144)      (2,150,862)

Effect of foreign currency on cash and cash equivalents                 (88,412)          89,378
                                                                  -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               210,816        1,103,156

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        346,191        8,976,059
                                                                  -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     557,007    $  10,079,215
                                                                  =============    =============
Cash paid for:

   Interest - net of capitalized interest of $0 and
      $64,816 in 2004 and 2003, respectively                      $     636,998    $     988,123
                                                                  =============    =============
   Income taxes (refund)                                          $     257,502    $    (173,907)
                                                                  =============    =============

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at September 30, 2004, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2003 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.

     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") in a closed mold process. The Matamoros, Mexico facility produces reinforced plastic products by spray-up and hand-lay-up open mold processes and vacuum assisted resin infused ("VRIM") closed mold process. In September 2004, Core Molding Technologies acquired substantially all of the assets of Keystone Restyling Products, Inc. (see Note 6).

     STOCK BASED COMPENSATION - Core Molding Technologies accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," Core Molding Technologies' net income and earnings per common share would have resulted in the amounts as reported below:

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------------------    ------------------------------
                                            2004              2003             2004            2003
                                        -------------    -------------    -------------    -------------
Net income (loss) as reported           $     477,699    $      (5,491)   $   2,332,301    $   1,479,240

Deduct:  Total stock-based employee
compensation (expense) income
determined under fair value based
method for all awards, net of related
tax effects                                   (40,848)       1,224,460       (1,124,783)       1,070,893
                                        -------------    -------------    -------------    -------------

Pro forma net income                    $     436,851    $   1,218,969    $   1,207,518    $   2,550,133
                                        =============    =============    =============    =============

Earnings per share:
     Basic - as reported                $        0.05    $        0.00    $        0.24    $        0.15
     Basic - pro forma                  $        0.04    $        0.11    $        0.12    $        0.26
     Diluted - as reported              $        0.05    $        0.00    $        0.24    $        0.15
     Diluted - pro forma                $        0.04    $        0.11    $        0.12    $        0.26

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

     The computation of basic and diluted earnings per common share is as follows:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                           --------------------------    --------------------------
                                              2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
Net income (loss)                          $   477,699    $    (5,491)   $ 2,332,301    $ 1,479,240

Weighted average common
    shares outstanding                       9,778,680      9,778,680      9,778,680      9,778,680
Plus: dilutive options assumed exercised       121,500              0        871,885              0
Less: shares assumed repurchased with
    proceeds from exercise                    (111,005)             0       (812,740)             0
                                           -----------    -----------    -----------    -----------
Weighted average common and  potentially
    issuable common shares outstanding       9,789,175      9,778,680      9,837,825      9,778,680

 Basic earnings per common share           $      0.05    $      0.00    $      0.24    $      0.15
 Diluted earnings per common share         $      0.05    $      0.00    $      0.24    $      0.15

     For the three and nine months ended September 30, 2004, there were 894,800 and 20,000 antidilutive options, respectively. For the three and nine months ended September 30, 2003 there were 1,170,000 antidilutive options.

3. MAJOR CUSTOMERS

     Core Molding Technologies currently has three major customers, International Truck & Engine Corporation ("International"), Freightliner, LLC ("Freightliner") and Yamaha Motor Corporation ("Yamaha"). The following table presents net sales for the above-mentioned customers for the three and nine months ended September 30, 2004 and September 30, 2003:

                   THREE MONTHS ENDED         NINE MONTHS ENDED
                      SEPTEMBER 30,               SEPTEMBER 30,
                -------------------------   -------------------------
                   2004          2003          2004          2003
                -----------   -----------   -----------   -----------
International   $14,123,020   $10,018,394   $40,948,665   $39,887,015
Freightliner      4,191,227     2,463,959    10,206,119     6,886,719
Yamaha            1,962,415     2,601,340     9,878,162    10,235,319
                -----------   -----------   -----------   -----------
     Subtotal    20,276,662    15,083,693    61,032,946    57,009,053
Other             5,650,992     4,251,112    15,742,789    13,009,974
                -----------   -----------   -----------   -----------
     Total      $25,927,654   $19,334,805   $76,775,735   $70,019,027
                ===========   ===========   ===========   ===========

4. COMPREHENSIVE INCOME

     Comprehensive income represents net income plus the results of certain non-shareholders' equity changes not reflected in the Statement of Operation. The components of comprehensive income, net of tax, are as follows:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                            ------------------------    -----------------------
                                               2004          2003          2004         2003
                                            ----------    ----------    ----------   ----------
Net income (loss)                           $  477,699    $   (5,491)   $2,332,301   $1,479,240

Hedge accounting effect of interest
rate swaps, net of tax benefit of $58,771
and expense of $45,207 for the three
months ended September 30, respectively;
and tax expense of $3,162 and $23,632
for the nine months ended September 30,
respectively                                  (114,085)       87,754         6,139       45,874

                                            ----------    ----------    ----------   ----------
 Comprehensive income                       $  363,614    $   82,263    $2,338,440   $1,525,114
                                            ==========    ==========    ==========   ==========

5. POSTRETIREMENT BENEFITS

     The components of expense for all of Core Molding Technologies' postretirement benefits plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                -----------------------   -----------------------
                                   2004         2003         2004         2003
                                ----------   ----------   ----------   ----------
Pension Expense:
   Interest cost                $    4,000   $    4,000   $   12,000   $   12,000
   Defined contribution plan
     Contributions                 115,000       56,000      222,000      171,000
   Multi-employer plan
     Contributions                  77,000       70,000      217,000      172,000
                                ----------   ----------   ----------   ----------
Total pension expense              196,000      130,000      451,000      355,000
                                ----------   ----------   ----------   ----------

Health and Life Insurance:
   Service cost                    165,000      146,000      482,000      438,000
   Interest cost                   105,000      160,000      451,000      480,000
   Amortization of net loss         70,000       24,000      122,000       72,000
                                ----------   ----------   ----------   ----------
Net periodic benefit cost          340,000      330,000    1,055,000      990,000
                                ----------   ----------   ----------   ----------
Total postretirement benefits
     expense                    $  536,000   $  460,000   $1,506,000   $1,345,000
                                ==========   ==========   ==========   ==========

     Core Molding Technologies expects to make approximately $68,000 of pension payments through the remainder of 2004.

     In May 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). Core Molding Technologies adopted the provisions of the Act in the third quarter of 2004. The adoption of the provisions of the Act increased net income for the three and nine months ended September 30, 2004 by $39,300 and $117,900, respectively.

6. ACQUISITIONS

     In September 2004, Core Molding Technologies purchased substantially all of the assets consisting primarily of inventory and equipment, of Keystone Restyling Products, Inc. for $526,360. Core Molding Technologies may be required to pay contingent cash payments based on certain earnings threshold of the acquired business during the three-year period beginning January 1, 2005, and continuing through December 31, 2007. Such additional costs will be recorded as an intangible asset.

     The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to tangible and identified intangible assets acquired based on a preliminary estimate of the fair values at the date of acquisition. Upon completion of the appraisals the recorded values could be adjusted. If the acquisition had occurred at January 1, 2004, the operating results of Keystone Restyling Products, Inc. would not have been significant to the Company.

     The following table presents the allocation of the purchase price:

Inventory                       $   145,110
Property and equipment              160,450
Customer list                       220,800
                                -----------
Total purchase price            $   526,360
                                ===========

     Core Molding Technologies will amortize the customer list on a straight-line basis over sixty months. Amortization expense is expected to be $11,040 in 2004, $44,160 in 2005 through 2008 and $33,120 in 2009.

7. RESTATEMENT

     Subsequent to the issuance of Core Molding Technologies' condensed consolidated financial statements for the period ended September 30, 2003, Core Molding Technologies determined that inventory was overstated as a result of incorrect accounting entries in connection with the results of prior physical inventory observations at Core Molding Technologies' Gaffney, South Carolina facility. Accordingly, the condensed consolidated financial statements for the three and nine months ended September 30, 2003 have been restated from amounts previously reported.

     A summary of significant effects of the restatement are as follows:

                                    For the three months ended        For the nine months ended
                                        September 30, 2003               September 30, 2003
                                  ------------------------------    -----------------------------
                                  As previously                     As previously
                                    reported        As restated       reported       As restated
                                  -------------    -------------    -------------   -------------
INCOME STATEMENT DATA:
   Cost of sales                  $  16,167,272    $  16,266,272    $  57,669,744   $  58,022,744
   Total cost of sales               16,531,113       16,630,113       58,757,023      59,110,023
   Gross margin                       2,803,692        2,704,692       11,262,004      10,909,004
   Income before interest
     and taxes                          493,692          394,692        4,086,406       3,733,406
   Income (loss) before taxes            81,951          (17,049)       2,783,703       2,430,703
   Current income taxes                  57,979           20,557          295,449         162,015
   Total income tax (benefit)            25,864          (11,558)       1,084,897         951,463
   Net income (loss)                     56,087           (5,491)       1,698,806       1,479,240
   Basic and diluted earnings
     (loss) per common share      $        0.01    $       (0.00)   $        0.17   $        0.15

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As discussed in Note 7 to Core Molding Technologies' condensed consolidated financial statements, Core Molding Technologies' financial statements for the quarter and year to date ended September 30, 2003 have been restated. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon three major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; and management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures.

                                    OVERVIEW

     Core Molding Technologies is a compounder of sheet molding composite ("SMC") and molder of fiberglass reinforced plastics. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft and other commercial products. The demand for Core Molding Technologies' products is affected by economic conditions in the United States, Canada and Mexico. Core Molding Technologies' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies' operations may change proportionately more than revenues from operations.

     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International Truck & Engine Corporation's ("International") truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc. a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Net sales for the three months ended September 30, 2004 totaled $25,928,000, representing an approximate 34% increase from the $19,335,000 reported for the three months ended September 30, 2003. The primary reason for the increase in sales is due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks as well as an increase in tooling revenue. Revenue from tooling projects totaled $1,004,000 for the three months ended September 30, 2004. Tooling project revenues for the three months ended September 30, 2003, totaled $45,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 29% for the three months ended September 30, 2004, as compared to September 30, 2003. Sales to International for the three months ended September 30, 2004 were $14,123,000, as compared to the three months ended September 30, 2003 of $10,018,000. The primary reason for the increase is the same as stated above. Sales to Freightliner increased by $1,727,000 for the three months ended September 30, 2004 compared to the same time period a year ago. The primary reasons for this increase were due to the recognition of tooling revenues of $684,000 and increased order volumes. Sales to Yamaha decreased by approximately $639,000 for the three months ended September 30, 2004, compared to the same time a year ago. The primary reason for this decrease was due to an extended shutdown period by Yamaha in July and August 2004 compared to the same period in 2003.

     Sales to other customers for the three months ended September 30, 2004, increased approximately 33% to $5,651,000 from $4,251,000 for the three months ended September 30, 2003. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility.

     Gross margin was approximately 13.0% of sales for the three months ended September 30, 2004, compared with 14.0% for the three months ended September 30, 2003. Increases in production volumes in the third quarter of 2004 compared to 2003 has allowed Core Molding Technologies to better absorb its fixed costs associated with capacity. The benefit gained by the increase in capacity has been offset by additional costs incurred as a result of a nine day strike at Core Molding Technologies' Columbus plant, inefficiencies related to material usage and increases in raw material costs, primarily due to price increases for resin which is a significant component of SMC. Due to the cost of crude oil and natural gas, resin prices have increased and are expected to continue to rise into 2005.

     Selling, general and administrative expenses ("SG&A") totaled $2,430,000 for the three months ended September 30, 2004 increasing from the $2,310,000 reported for the three months ended September 30, 2003. The primary reasons for this increase were due to increases in professional and outside services of $211,000. These increases were partially offset by decreases in accruals for certain employee benefits.

     Interest expense totaled $209,000 for the three months ended September 30, 2004, decreasing from $430,000 for the three months ended September 30, 2003. The primary reason for the decrease was due to the refinancing of Core Molding Technologies' long-term debt with International Truck and Engine Corporation in December 2003. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowings were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

     Income taxes for the three months ended September 30, 2004, are estimated to be approximately 34% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

     Net income for the three months ended September 30, 2004 was $478,000, or $.05 per basic and diluted share, representing an increase of $483,000 over the net loss for the three months ended September 30, 2003, of $5,000, or $0.00 per basic and diluted share.

  NINE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Net sales for the nine months ended September 30, 2004 totaled $76,776,000, representing an approximate 10% increase from the $70,019,000 reported for the nine months ended September 30, 2003. Revenue from tooling projects totaled $1,457,000 for the nine months ended September 30, 2004. Tooling project revenues for the nine months ended September 30, 2003, totaled $10,690,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 27% for the nine months ended September 30, 2004, as compared to September 30, 2003. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International for the nine months ended September 30, 2004 were $40,949,000, as compared to the nine months ended September 30, 2003 of $39,887,000. Total product sales revenue, excluding tooling project revenues, to International was higher by approximately 38% for the nine months ended September 30, 2004, as compared to September 30, 2003. Sales to Freightliner increased by $3,319,000 for the nine months ended September 30, 2004 compared to the same time period a year ago. The primary reason for this increase was due to the reason noted above and having the full impact for the nine months of products that went into production in the first and second quarter of 2003.

     Sales to other customers for the nine months ended September 30, 2004, increased approximately 21% to $15,743,000 from $13,010,000 for the nine months ended September 30, 2003. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility.

     Gross margin was approximately 16.2% of sales for the nine months ended September 30, 2004, compared with 15.6% for the nine months ended September 30, 2003. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for the increase was the dilutive effect of tooling project revenue on the prior period's gross margin. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products. Increases in production volumes added to the increased gross margin for the current period, as Core Molding Technologies was better able to absorb its fixed cost of production. The benefit gained by the increase in capacity has been partially offset by additional costs incurred as a result of a nine day strike at Core Molding Technologies' Columbus plant, inefficiencies related to material usage and increases in raw material costs, primarily due to price increases for resin which is a significant component of SMC. Due to the cost of crude oil and natural gas, resin prices have increased and are expected to continue to rise into 2005.

     Selling, general and administrative expenses ("SG&A") totaled $8,030,000 for the nine months ended September 30, 2004, increasing from $7,176,000 for the nine months ended September 30, 2003. The primary reasons for this increase were increases in professional fees and outside services of $790,000.

     Interest expense totaled $682,000 for the nine months ended September 30, 2004, decreasing from $1,365,000 for the nine months ended September 30, 2003. The primary reason for the decrease was due to the refinancing of Core Molding Technologies' long-term debt with International Truck and Engine Corporation in December 2003. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowings were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

     Income taxes for the nine months ended September 30, 2004, are estimated to be approximately 37% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

     Net income for the nine months ended September 30, 2004, was $2,332,000, or $.24 per basic diluted share, representing an increase of $853,000 over the net income for the nine months ended September 30, 2003, of $1,479,000, or $.15 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

     Cash provided by operating activities for the nine months ended September 30, 2004, totaled $2,543,000. Net income increased operating cash flows by $2,332,000. Non-cash deductions of depreciation and amortization added $1,538,000 to positive cash flow. Also adding to positive cash flow was an increase in accounts payable of $3,419,000 due to timing differences. In addition, the increase in the postretirement healthcare benefits liability of $958,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. A decrease in deferred income taxes also had a positive impact on operating cash flows of $1,121,000, which is a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. Partially offsetting the above mentioned increases in operating cash flows were increases in accounts receivable of $5,406,000, which is primarily related to increased sales volume, and inventories of $1,093,000, which is a result of increased production to meet current sales volume.

     Cash used for investing activities was $1,661,000 for the nine months ended September 30, 2004. Capital expenditures totaled $1,136,000, which was primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $500,000 for the remainder of 2004 for capital projects. Investing cash flows were also used for the purchase of substantially all of the assets of Keystone Restyling Products, Inc. for $526,000 (see Note 6 to the condensed consolidated financial statements).

     Financing activities reduced cash flow by $582,000 due to regularly scheduled payments on the secured note payable of $857,000 and on the Industrial Revenue Bond of $310,000. These payments were partially offset by borrowings on the line of credit of $585,000.

     At September 30, 2004, Core Molding Technologies had cash on hand of $557,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2005. At September 30, 2004, Core Molding Technologies had outstanding borrowing on the line of credit of $585,000. Management expects these resources to be adequate to meet Core Molding Technologies' liquidity needs. As of September 30, 2004, Core Molding Technologies was in compliance with its two financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2004. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounts receivable allowances:

     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies had recorded an allowance for doubtful accounts of $228,000 at September 30, 2004, and $379,000 at December 31, 2003. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies had recorded an allowance for chargebacks of $758,000 at September 30, 2004, and $851,000 at December 31, 2003.

Inventories:

     Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical usage.

Goodwill and Long-Lived Assets

     Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse affect on Core Molding Technologies' ability to recover its long-lived assets. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2004 or the year ended December 31, 2003.

Postretirement benefits:

     Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2003 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $7,808,000 at September 30, 2004, and $6,849,000 at December 31, 2003.

     In May 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). Core Molding Technologies adopted the provisions of the Act in the third quarter of 2004. The adoption of the provisions of the Act increased net income for the three and nine months ended September 30, 2004 by $39,300 and $117,900, respectively.

Income taxes:

     Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Core Molding Technologies has considered future taxable income in assessing the need for the valuation allowance and the amount of the valuation allowance recorded. The valuation allowance will be adjusted as Core Molding Technologies determines the actual amount of deferred tax assets that will be realized. Core Molding Technologies recorded a valuation allowance of $1,425,000 at September 30, 2004 and December 31, 2003.

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

     Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond ("IRB") with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. Core Molding Technologies entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; (4) foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins for use in the manufacturing of SMC. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity verse demand.

     Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.

     Assuming a hypothetical 10% change in short-term interest rates in both the nine month periods ended September 30, 2004, and 2003, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact and the use of Core Molding Technologies' revolving line of credit was not material during the nine month period ended September 30, 2004.

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

     No changes were made to Core Molding Technologies' system of internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter, that has materially affected, or is reasonable likely to materially affect, Core Molding Technologies' internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No submission of matters to a vote of security holders occurred for the three months ended September 30, 2004.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

          See Index to Exhibits

          REPORTS ON FORM 8-K:

          On August 10, 2004, Core Molding Technologies, Inc. filed a Form 8-K with the Securities and Exchange Commission announcing that a strike had been called by Scioto Lodge No. 1471 of Machinist and Aerospace Workers ("IAM") at its Columbus, Ohio manufacturing facility.

          On August 17, 2004, Core Molding Technologies, Inc. filed a Form 8-K with the Securities and Exchange Commission announcing that a new labor agreement has been reached with Scioto Lodge No. 1471 of the International Association of Machinists and Aerospace Workers ("IAM") at its Columbus, Ohio manufacturing facility.

          On August 17, 2004, Core Molding Technologies, Inc. filed a Form 8-K with the Securities and Exchange Commission regarding its results for the quarter ended June 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORE MOLDING TECHNOLOGIES, INC.

Date: November 15, 2004            By: /s/ James L. Simonton
                                       ------------------------
                                           James L. Simonton
                                           President, Chief Executive Officer
                                           and Director

Date: November 15, 2004            By: /s/ Herman F. Dick, Jr.
                                       ------------------------
                                           Herman F. Dick, Jr.
                                           Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION                                    LOCATION
-----------                               -----------                                    --------
  2(a)(1)         Asset Purchase Agreement Dated as of September 12, 1996, As   Incorporated by reference to
                  amended October 31, 1996, between Navistar International      Exhibit 2-A to Registration
                  Transportation Corporation and RYMAC Mortgage Investment      Statement on Form S-4
                  Corporation(1)                                                (Registration No. 333-15809)

  2(a)(2)         Second Amendment to Asset Purchase Agreement dated December   Incorporated by reference to
                  16, 1996(1)                                                   Exhibit 2(a)(2) to Annual
                                                                                Report on Form 10-K for the
                                                                                year-ended December 31, 2001


  2(b)(1)         Agreement and Plan of Merger dated as of November 1, 1996,    Incorporated by reference to
                  between Core Molding Technologies, Inc. and RYMAC Mortgage    Exhibit 2-B to Registration
                  Investment Corporation                                        Statement on Form S-4
                                                                                (Registration No. 333-15809)

  2(b)(2)         First Amendment to Agreement and Plan of Merger dated as of   Incorporated by reference to
                  December 27, 1996 Between Core Molding Technologies, Inc.     Exhibit 2(b)(2) to Annual
                  and RYMAC Mortgage Investment Corporation                     Report on Form 10-K for the
                                                                                year ended December 31, 2002

  2(c)(1)         Asset Purchase Agreement dated as of October 10, 2001,        Incorporated by reference to
                  between Core Molding Technologies, Inc. and Airshield         Exhibit 1 to Form 8K filed
                  Corporation                                                   October 31, 2001

  3(a)(1)         Certificate of Incorporation of Core Molding Technologies,    Incorporated by reference to
                  Inc. As filed with the Secretary of State of Delaware on      Exhibit 4(a) to Registration
                  October 8, 1996                                               Statement on Form S-8
                                                                                (Registration No. 333-29203)

  3(a)(2)         Certificate of Amendment of Certificate of Incorporation of   Incorporated by reference to
                  Core Molding Technologies, Inc. as filed with the Secretary   Exhibit 4(b) to Registration
                  of State of Delaware on November 6, 1996                      Statement on Form S-8
                                                                                (Registration No. 333-29203)

  3(a)(3)         Certificate of Incorporation of Core Molding Technologies,    Incorporated by reference to
                  Inc., reflecting Amendments through November 6, 1996 [for     Exhibit 4(c) to Registration
                  purposes of compliance with Securities and Exchange           Statement on Form S-8
                  Commission filing requirements only]                          (Registration No. 333-29203)

  3(a)(4)         Certificate of Amendment of Certificate of Incorporation as   Incorporated by reference to
                  filed with the Secretary of State of Delaware on August 28,   Exhibit 3(a)(4) to Quarterly
                  2002                                                          Report on Form 10-Q for the
                                                                                quarter ended September 30,
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


  4(a)(1)         Certificate of Incorporation of Core Molding Technologies,    Incorporated by reference to
                  Inc. as filed with the Secretary of State of Delaware on      Exhibit 4(a) to Registration
                  October 8, 1996                                               Statement on Form S-8
                                                                                (Registration No. 333-29203)


  4(a)(2)         Certificate of Amendment of Certificate of Incorporation of   Incorporated by reference to
                  Core Materials Corporation as filed with the Secretary of     Exhibit 4(b) to Registration
                  State of Delaware on November 6, 1996                         Statement on Form S-8
                                                                                (Registration No. 333-29203)

  4(a)(3)         Certificate of Incorporation of Core Materials Corporation,   Incorporated by reference to
                  reflecting amendments through November 6, 1996 [for           Exhibit 4(c) to Registration
                  purposes of compliance with Securities and Exchange           Statement on Form S-8
                  Commission filing requirements only]                          (Registration No. 333-29203)

  4(a)(4)         Certificate of Amendment of Certificate of Incorporation as   Incorporated by reference to
                  filed with the Secretary of State of Delaware on August 28,   Exhibit 3(a)(4) to Quarterly
                  2002                                                          Report on Form 10-Q for the
                                                                                quarter ended September 30,
                                                                                2002



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

  11              Computation of Net Income per Share                           Exhibit 11 omitted because
                                                                                the required information is
                                                                                Included in Notes to
                                                                                Financial Statement

  31(a)           Certification by James L. Simonton pursuant to Rule           Filed Herein
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

  31(b)           Certification by Herman F. Dick, Jr. pursuant to Rule         Filed Herein
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.                               DESCRIPTION                             LOCATION
-----------                               -----------                             --------
  32(a)           Certification of James L. Simonton, Chief Executive Officer   Filed Herein
                  of Core Molding Technologies, Inc., dated November 15, 2004, pursuant to 18 U.S.C. Section 1350

  32(b)           Certification of Herman F. Dick, Jr., Chief Financial         Filed Herein
                  Officer of Core Molding Technologies, Inc., dated November
                  15, 2004, pursuant to 18 U.S.C. Section 1350

(1) The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement, Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.