Form 10-K
period 2004-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2005-03-30
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended..........................December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                        Commission file number 001-12505

                         CORE MOLDING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                            31-1481870
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

   800 Manor Park Drive, P.O. Box 28183, Columbus, Ohio                      43228 - 0183
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

      The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $33,736,446 as of June 30, 2004. On such date, the closing price of the registrant's Common Stock, as quoted on the American Stock Exchange, was $3.45. The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $51,142,496 as of March 28, 2005. On such date, the closing price of the registrant's Common Stock, as quoted on the American Stock Exchange, was $5.23. The registrant had 9,778,680 shares of Common Stock outstanding as of March 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's 2005 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

PART I

ITEM 1. DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

      In 1996, RYMAC Mortgage Investment Corporation ("RYMAC") incorporated Core Molding Technologies, Inc. ("Core Molding Technologies" or the "Company"), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of International Truck & Engine Corporation ("International"). On December 31, 1996, RYMAC merged with the Company with the result being that the Company was the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of Columbus Plastics from International in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. International currently owns 43.6% of the outstanding stock of the Company.

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

      In September 2004, the Company formed Core Automotive Technologies, LLC, a Delaware limited liability Company and wholly owned subsidiary of the Company ("Core Automotive"). Core Automotive was established for the purpose of holding and establishing operations for Keystone Restyling, Inc., which the Company acquired on September 27, 2004 as part of the Company's diversified growth strategy. Keystone Restyling, Inc. was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the automotive and light truck aftermarket industries. The Company's facility in Matamoros, Mexico provides manufacturing services for Core Automotive Technologies.

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

      Core Molding Technologies, Inc. and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") and Glass Mat Thermoplastic ("GMT") in a closed mold process. As a result of the Airshield Asset Acquisition discussed above, in 2001 the Company established operations in a Matamoros, Mexico facility, which produces reinforced plastic products by spray-up and hand-lay-up open mold processes and a vacuum assisted resin infused (VRIM) closed mold process.

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

      The largest markets for reinforced plastics are transportation (automotive and truck), recreational vehicles, commercial products and industrial applications. The Company's four major customers are International, Yamaha Motor Manufacturing Corporation ("Yamaha"), Freightliner, LLC ("Freightliner") and Lear Corporation ("Lear"), which are supplied proprietary reinforced plastic products for medium and heavy-duty trucks and personal watercraft. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive manufacturers, to manufacturers of commercial products and to wholesale distributors and other end users of aftermarket products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; and (4) successful marketing of reinforced plastic products for the automotive and light truck aftermarkets. The Company's efforts are currently directed towards all four areas.

MAJOR COMPETITORS

      The Company believes that it is one of the five largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up and VRIM processes in the United States. The Company faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Budd Plastics Division, Molded Fiber Glass Companies, Goldshield, Polywheels, Camoplast and Renee Composites. The Company believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering and manufacturing and marketing capabilities.

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

      International manufactures and markets medium and heavy-duty trucks, including school buses, mid-range diesel engines and service parts in North America and in certain export markets. Based upon publicly available information, International delivered 96,800 class 6 through 8 trucks, including school buses, in the United States and Canada during its fiscal 2004, representing a 28% increase from the 75,700 units delivered in 2003. International's market share in the combined United States and Canadian class 6 through 8 truck market was 28.1% in 2004 and 28.8% in 2003.

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

      The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 54%, 55% and 49% of total sales for 2004, 2003 and 2002, respectively.

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

      Sales to Yamaha amounted to approximately 12%, 15% and 14% of total sales for 2004, 2003 and 2002, respectively.

      RELATIONSHIP WITH FREIGHTLINER

      As a result of the Airshield Asset Acquisition, the Company began a supply relationship with Freightliner. The Company produces hoods, air deflectors, air fairings, splash panels and other components for Freightliner who uses such products on its heavy and medium duty trucks.

      Sales to Freightliner amounted to approximately 12%, 11% and 11% of total sales for 2004, 2003 and 2002, respectively.

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

      Sales to Lear amounted to approximately 8%, 10% and 12% of total sales for 2004, 2003 and 2002, respectively.

OTHER CUSTOMERS

      The Company also produces products for other truck manufacturers, the automotive after-market industries and various other customers. In 2004, sales to these customers individually were all less than 10% of total sales.

EXPORT SALES

      The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars and include sales to Canada, were approximately $17,458,000, $17,084,000 and $22,369,000 for the years ended 2004,
2003 and 2002, respectively. These export sales dollars represent approximately 16%, 18% and 24% of total sales for 2004, 2003 and 2002, respectively.

FOREIGN OPERATIONS

      As a result of the Airshield Asset Acquisition, the Company began importing products into the United States as substantially all product produced in the Company's Mexican facility are sold to customers in the United States. The sales of products imported were approximately 18%, 20% and 22% of total sales in 2004, 2003 and 2002, respectively.

      The Company owns long-lived assets totaling $466,000 at December 31, 2004 that are located at the Mexican operations.

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

      The Company incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

      -     Control information during various production processes; and

      -     Data for statistical batch controls.

      The Company has the capacity to manufacture approximately 48 million pounds of SMC sheet material annually. The following table shows production of SMC for 2004, 2003 and 2002.

            SMC Pounds
              Produced
Year         (Millions)
----         ----------
2004              32
2003              27
2002              25

      GLASS MAT THERMOPLASTIC

      GMT compound is a combination of glass and thermoplastic resins purchased in the form of a sheet. The GMT compound may be heated just prior to being used to manufacture compression-molded products.

      CLOSED MOLDED PRODUCTS

      The Company produces reinforced plastic products using both compression molding and vacuum resin infusion molding process methods of closed molding.

      COMPRESSION MOLDING:

      Compression molding is a process whereby SMC or Glass Mat Thermoplastic, which is a combination of glass and thermoplastic resins, is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for higher volume products, which is necessary to justify the customers' investment in molds.

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

      HAND-LAY-UP:

      This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and removed from the mold. After removal, the part typically undergoes trimming to achieve the net shape desired. Parts that would be cosmetic in their end use would have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or non-smooth, interior surface. These fiberglass reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.

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

RAW MATERIALS

      The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester resins, fiberglass rovings and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating and prime paint for preparation of cosmetic surfaces. Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. The Company has historically used single source, long-term (2-5 years) supply contracts, which do not include minimum purchase requirements, as a means to attain competitive pricing and an adequate supply of these raw materials. The Company has experienced price increases for certain of these materials, which has caused suppliers to be reluctant to enter into long-term contracts. Because of this, the Company continues to reevaluate its strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which are being evaluated as the current contracts expire. The Company is regularly evaluating its supplier base for certain supplies, repair items and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.

BACKLOG

      The Company relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $10.4 million and $7.1 million at December 31, 2004 and 2003, respectively, all of which the Company expects to ship within a year.

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

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

      Capital expenditures totaled approximately $1.3 million, $1.4 million and $0.7 million for 2004, 2003 and 2002, respectively. Capital expenditures consist primarily of the purchase of production equipment to manufacture parts as well as storage equipment, computers and office furniture and fixtures.

      Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new reinforced plastic products and improving existing products and manufacturing processes.

      The Company does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that internal costs related to research and development activities approximate $383,000 in 2004, $251,000 in 2003 and $270,000 in 2002.

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

      The Company believes that its facilities are in compliance with the applicable federal, state and local environmental laws and regulations. In June 2003, the Ohio Environmental Protection Agency ("Ohio EPA") issued Core Molding Technologies' final Title V Operating Permit for the Columbus, Ohio facility. Since that time, Core Molding Technologies has substantially complied with the requirements of this permit. Core Molding Technologies does not believe that the cost to comply with this permit will have a material effect on its operations, competitive position or capital expenditures through fiscal year 2005.

EMPLOYEES

      As of December 31, 2004, the Company employed a total of 1,094 employees, which consists of 502 employees in its United States operations and 592 employees in its Mexican operations. Of these 1,094 employees, 311 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 6, 2007, and 512 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2007.

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

SEASONALITY & BUSINESS CYCLE

      The Company's business is affected annually by the production schedules of its customers. Certain of the Company's customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company's third quarter. Certain customers also typically shut down their operations during the last week of December, as well. As a result, demand for the Company's products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company's products.

ITEM 2. PROPERTIES.

      The Company owns two production plants in the United States that are situated in Columbus, Ohio and in Gaffney, South Carolina, respectively. The Company believes that, through productive use, these facilities have adequate production capacity to meet current production volume. The Company measures molding capacity in terms of its ten large molding presses (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company's United States production facilities was 85%, 65%, and 65% in the fourth quarter of 2004, 2003 and 2002, respectively. Capacity utilization is measured on the basis of a five day, three-shifts per day operation. The Company has two additional large presses in storage, which are not included in the capacity calculation that could be put into operation if needed.

      The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 323,596 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

                           Approximate
                           Square Feet
                           -----------
Manufacturing/Warehouse      307,447
Office                        16,149
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

      The Gaffney, South Carolina plant, which was opened in early 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

                           Approximate
                           Square Feet
                           -----------
Manufacturing/Warehouse      105,700
Office                         5,200
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

                           Approximate
                           Square Feet
                           -----------
Manufacturing/Warehouse      264,100
Office                         3,600
                             -------
                             267,700

      The capacity of production in this facility is not linked directly to equipment capacities, as in the Company's other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 68%, 57% and 63% in the fourth quarters of 2004, 2003 and 2002, respectively. Capacity utilization for the Matamoros' operation is measured on the basis of a five day, two 9.6 hour shifts per day.

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2004.

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

CORE MOLDING TECHNOLOGIES, INC.          High           Low
--------------------------------         -----         -----
First Quarter               2004         $4.15         $2.91
Second Quarter              2004          4.07          3.10
Third Quarter               2004          3.30          2.45
Fourth Quarter              2004          3.10          2.31

First Quarter               2003         $1.50         $1.04
Second Quarter              2003          2.60          1.25
Third Quarter               2003          3.34          1.77
Fourth Quarter              2003          3.49          2.56

      The Company's common stock was held by 527 holders of record on March 28, 2005.

      The Company made no payments of cash dividends during 2004 and 2003. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

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

    (IN THOUSANDS,                         YEARS ENDED DECEMBER 31,
 EXCEPT PER SHARE DATA)          2004      2003     2002     2001     2000
-----------------------        --------  -------  -------  -------   -------
Product sales                  $103,733  $81,295  $81,305  $68,364   $83,545
Tooling sales                     8,112   11,488   12,784    4,816     1,347
                               --------  -------  -------  -------   -------
Net sales                       111,845   92,783   94,089   73,180    84,892
Gross margin                     17,309   13,898   13,511    7,859    11,915
Income (loss) before interest     6,572    4,403    4,775     (108)    2,862
and taxes
Net income (loss)                 5,135    1,665    1,813   (1,860)      715
Net income (loss) per common
share:                              .53      .17      .19     (.19)      .07
  Basic                             .52      .17      .19     (.19)      .07
  Diluted
Total assets                     68,960   56,152   64,076   61,307    62,785
Long term debt                   11,371   12,999   23,764   26,015    26,370
Stockholders' equity             26,277   20,854   19,081   17,536    19,638

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

      On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up and vacuum assisted resin infusion molding processes. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry.

                              RESULTS OF OPERATIONS

2004 COMPARED WITH 2003

      Net sales for 2004 totaled $111,845,000, an approximate 21% increase from the $92,783,000 reported for 2003. Included in total sales are tooling project revenues of $8,112,000 for 2004 and $11,488,000 for 2003. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 28% for the year ended 2004 as compared to the year ended 2003. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International totaled $60,167,000, an approximate 18% increase from the 2003 amount of $51,205,000. The primary reason for the increase was due to the positive impact of general economic conditions and the affect on product sales. Tooling sales to International were approximately 54% lower in 2004 as compared to 2003. Sales to Yamaha in 2004 amounted to $13,746,000, which was slightly higher than the $13,612,000 in 2003. Sales to Freightliner totaled $13,778,000 for 2004, which was an increase of approximately 40% from the $9,820,000 for 2003. The primary reason for the increase was due to the reason noted above and having the full impact for the year of products that went into production in the first and second quarter of 2003.

      Sales to other customers increased by approximately 33% to $24,155,000 from $18,145,000 in 2003. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility.

      Gross margin was 15.5% of sales in 2004 compared to 15.0% of sales in 2003. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for the increase was due to the increase in sales volume, which enabled the Company to better absorb its fixed costs of production. The benefit gained by the increase in sales volume was partially offset by additional costs incurred as a result of increases in raw material costs, primarily due to price increases for resin, which is a significant component of SMC. Due to the cost of crude oil and natural gas, raw material prices have increased and are expected to continue to rise into 2005. Also offsetting the benefit gained were inefficiencies related to material usage and the nine-day strike at the Company's Columbus plant, as well as increases in the Company's profit sharing accruals resulting from improved operating results.

      Selling, general and administrative expenses totaled $10,737,000 in 2004, which was greater than the $9,495,000 incurred in 2003. The increase from 2003 was primarily due to increases in professional fees and outside services and the Company's profit sharing accruals resulting from improved operating results.

      Interest expense totaled $872,000 for 2004 decreasing from $1,852,000 in 2003. The primary reason for the decrease was due to the refinancing of long-term debt with International Truck and Engine Corporation in December 2003. Interest rates experienced by the Company with respect to the industrial revenue bond were favorable; however, due to the interest rate swap the Company entered into, the interest rate is essentially fixed for this debt instrument.

      Income tax expense for 2004 was approximately 10% of total income before taxes. The Company's normal tax rate is 37%; however, the Company decreased its valuation reserve related to its tax operating loss carryforwards. This reserve was reduced by $1,425,000 as a result of the Company anticipating it being more likely than not that the Company will realize these benefits. Actual tax payments will be lower than the recorded expenses as the Company has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, the Company reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

      Net income for 2004 was $5,135,000 or $.53 per basic share and $.52 per diluted share, representing an increase of $3,470,000 from the 2003 net income of $1,665,000 or $.17 per basic and diluted share.

2003 COMPARED WITH 2002

      Net sales for 2003 totaled $92,783,000, an approximate 1% decrease from the $94,089,000 reported for 2002. Included in total sales are tooling project revenues of $11,488,000 for 2003 and $12,784,000 for 2002. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Sales to International totaled $51,205,000, an approximate 12% increase from the 2002 amount of $45,823,000. The primary reason for the increase was due to revenue from completed tooling projects. Sales to Yamaha in 2003 amounted to $13,612,000, which was slightly higher than the $13,291,000 in 2002. Sales to Lear for 2003 totaled $9,390,000, an approximate 20% decrease from the 2002 amount of $11,716,000. The primary reason for the decrease was due to lower tooling project revenues of $3,173,000. This decrease was mitigated by an increase in product sales of $497,000 primarily due to new business that began in 2003. Sales to Freightliner totaled $9,820,000 for 2003, which was a decrease of approximately 8% from the $10,691,000 for 2002. The primary reason for the decrease was due to reduced demand for molded product.

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

      Cash provided by operating activities in 2004 totaled $8,473,000. Net income increased operating cash flows by $5,135,000. Non-cash deductions of depreciation and amortization added $2,102,000 to positive operating cash flow. Also adding to positive operating cash flow was an increase in accounts payable of $7,367,000 due to timing differences. In addition, the increase in the postretirement healthcare benefits liability of $1,185,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Partially offsetting the above mentioned increases in operating cash flows were increases in accounts receivable of $6,300,000, which is primarily related to increased sales volume, and inventories of $1,548,000, which is a result of increased production to meet current sales volume.

      Cash used for investing activities was $1,862,000 for the year ended December 31, 2004. Capital expenditures totaled $1,320,000, which was primarily related to the acquisition of machinery and equipment. At December 31, 2004, commitments for capital expenditures in progress were $132,000. Capital expenditures for 2005 are expected to be $3,476,000, primarily related to the acquisition of machinery and equipment. Investing cash flows were also used for the purchase of substantially all of the assets of Keystone Restyling Products, Inc. for $544,000 (see Note 4 to the consolidated financial statements).

      Financing activities reduced cash flow by $1,599,000 due to regularly scheduled payments on the secured note payable of $1,179,000 and on the Industrial Revenue Bond of $420,000.

      At December 31, 2004, the Company had cash on hand of $5,358,000 and an available line of credit of $7,500,000 ("Line of Credit"), which is scheduled to mature on April 30, 2007. Management expects these resources to be adequate to meet Core Molding Technologies' liquidity needs. As of December 31, 2004, the Company was in compliance with its two financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2005. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

      The Company has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the United States Securities and Exchange Commission ("SEC"). A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on the Company's balance sheet under accounting principles generally accepted in the United States. Based on this definition, the tables below include only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

      The following table provides aggregated information about contractual obligations and other long-term liabilities as of December 31, 2003.

                               2005      2006 - 2007  2008 - 2009  2010 and after     Total
                             ----------  -----------  -----------  --------------  -----------
Debt                         $1,736,000  $ 3,592,000  $ 3,772,000  $    4,006,000  $13,106,000
Interest                        672,000    1,118,000      781,000         487,000    3,058,000
Operating lease obligations   3,557,000    6,124,000    1,402,000         212,000   11,295,000
Contractual commitments for
   capital expenditures         132,000            -            -               -      132,000
Postretirement benefits          32,000      143,000      305,000       7,561,000    8,041,000
                             ----------  -----------  -----------  --------------  -----------
Total                        $6,129,000  $10,977,000  $ 6,260,000  $   12,266,000  $35,632,000

         Interest is calculated based on adjusting the variable interest rate to the effective interest rate due to the swap agreements in place for both long term borrowings.

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

Accounts receivable allowances:

      Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $235,000 at December 31, 2004 and $379,000 at December 31, 2003. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $542,000 at December 31, 2004 and $851,000 at December 31, 2003.

Inventories:

      Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

Goodwill and Long-Lived Assets

      Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company's ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2004 and 2003.

Post retirement benefits:

      Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $8,035,000 at December 31, 2004, and $6,849,000 at December 31, 2003.

      In May 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). Core Molding Technologies adopted the provisions of the Act in the third quarter of 2004. The adoption of the provisions of the Act increased net income for the year ended December 31, 2004 by $258,000.

Income taxes:

      Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for the valuation allowance and the amount of the valuation allowance recorded. The valuation allowance will be adjusted as the Company determines the actual amount of deferred tax assets that will be realized. The Company had recorded a valuation allowance of $0 at December 31, 2004 and $1,425,000 at December 31, 2003. In the fourth quarter of 2004, the Company eliminated this valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.

      The deferred tax asset of $11,254,000 at December 31, 2004, primarily includes the tax benefits associated with cumulative net operating losses of approximately $9,743,000, temporary differences between the book and tax basis of the Company's property and equipment of approximately $7,593,000 and temporary differences relating to post-retirement and pension benefits of $9,882,000.

      An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's relationships with its three largest customers (International, Freightliner and Yamaha), and the Company's recent customer diversification efforts and the refinancing of notes payable at a lower interest rate. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $11,254,000.

                                   INFLATION

      Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. Due to the cost of crude oil and natural gas, raw material prices have increased and are expected to continue to rise in 2005. These increases could have a significant impact on the future results of operations.

                        RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement but believes it will not have a material effect on the consolidated financial statements.

      In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123, Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.

The statement applies to all awards granted, modified, repurchased or cancelled after July 1,2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Core Molding Technologies' primary market risk results from fluctuations in interest rates. Core Molding Technologies is also exposed to changes in the price of commodities used in its manufacturing operations and foreign currency fluctuations associated with the Mexican peso. Core Molding Technologies does not hold any material market risk sensitive instruments for trading purposes.

      Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond ("IRB") with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. Core Molding Technologies entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; (4) foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.

      Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.

      Assuming a hypothetical 10% change in short-term interest rates in both 2004 and 2003, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact and the use of Core Molding Technologies' revolving line of credit was not material during 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

      We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
Columbus, Ohio
March 25, 2005

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                          2004               2003              2002
                                                      -------------      ------------      ------------
NET SALES:
    Products                                          $ 103,733,524      $ 81,295,487      $ 81,305,282
    Tooling                                               8,111,752        11,487,847        12,783,568
                                                      -------------      ------------      ------------
TOTAL SALES                                             111,845,276        92,783,334        94,088,850

Cost of sales                                            92,790,526        77,587,866        79,330,177
Postretirement benefits expense                           1,745,611         1,297,561         1,247,182
                                                      -------------      ------------      ------------
TOTAL COST OF SALES                                      94,536,137        78,885,427        80,577,359
                                                      -------------      ------------      ------------

GROSS MARGIN                                             17,309,139        13,897,907        13,511,491
                                                      -------------      ------------      ------------

Selling, general and administrative expense              10,399,800         9,151,676         8,877,853
Postretirement benefits expense                             337,690           343,064           358,955
                                                      -------------      ------------      ------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSE        10,737,490         9,494,740         9,236,808
                                                      -------------      ------------      ------------

OTHER INCOME                                                      -                 -           500,000
                                                      -------------      ------------      ------------

INCOME BEFORE INTEREST AND INCOME TAXES                   6,571,649         4,403,167         4,774,683

Interest income                                               6,584            87,508           132,922

Interest expense                                           (872,296)       (1,852,065)       (2,025,187)
                                                      -------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                5,705,937         2,638,610         2,882,418

Income taxes:
    Current                                                 602,188           401,711            55,573
    Deferred                                                (30,901)          571,640         1,013,538
                                                      -------------      ------------      ------------
TOTAL INCOME TAXES                                          571,287           973,351         1,069,111
                                                      -------------      ------------      ------------

NET INCOME                                            $   5,134,650      $  1,665,259      $  1,813,307
                                                      =============      ============      ============

NET INCOME PER COMMON SHARE:
    BASIC                                             $        0.53      $       0.17      $       0.19
                                                      =============      ============      ============
    DILUTED                                           $        0.52      $       0.17      $       0.19
                                                      =============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC                                                 9,778,680         9,778,680         9,778,680
                                                      =============      ============      ============
    DILUTED                                               9,820,946         9,778,680         9,778,680
                                                      =============      ============      ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                             2004              2003
                                                                         ------------      ------------
ASSETS
Current assets:
   Cash                                                                  $  5,358,246      $    346,191
   Accounts receivable (less allowance for doubtful accounts:
   2004 - $235,000 and 2003 - $379,000)                                    19,130,835        12,830,356
   Inventories:
      Finished and work in process goods                                    3,893,886         2,028,702
      Stores                                                                2,650,610         2,823,243
                                                                         ------------      ------------
      Total inventories                                                     6,544,496         4,851,945

   Deferred tax asset                                                       1,892,238         1,381,935
   Foreign sales tax receivable                                             1,450,299         1,746,698
   Prepaid expenses and other current assets                                  822,676           408,467
                                                                         ------------      ------------

          Total current assets                                             35,198,790        21,565,592

Property, plant and equipment                                              45,387,577        43,856,499
Accumulated depreciation                                                  (22,657,889)      (20,647,567)
                                                                         ------------      ------------
Property, plant and equipment - net                                        22,729,688        23,208,932

Deferred tax asset                                                          9,361,558         9,888,287
Goodwill                                                                    1,097,433         1,097,433
Customer List                                                                 235,211                 -
Other assets                                                                  337,782           391,279
                                                                         ------------      ------------

TOTAL                                                                    $ 68,960,462      $ 56,151,523
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Current portion long-term debt                                        $  1,735,714      $  1,905,714
   Current portion deferred gain                                              453,555           453,555
   Accounts payable                                                        14,055,397         6,581,912
   Accrued liabilities:
      Compensation and related benefits                                     3,664,949         2,669,027
      Interest                                                                101,132            77,104
      Taxes                                                                   454,618           361,215
      Current portion of graduated lease payments                             229,269           229,269
      Professional fees                                                       147,865           236,055
      Other                                                                   826,535           507,525
                                                                         ------------      ------------
          Total current liabilities                                        21,669,034        13,021,376

Long-term debt                                                             11,370,711        12,999,286
Interest rate swaps                                                           474,658           610,142
Graduated lease payments                                                      486,346           715,616
Deferred gain                                                                 648,053         1,101,607
Postretirement benefits liability                                           8,034,774         6,849,418
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value, authorized shares - 10,000,000;
      outstanding shares:  2004 and 2003 - 0                                        -                 -
  Common stock - $0.01 par value, authorized shares - 20,000,000;
      outstanding shares:  2004 and 2003 - 9,778,680                           97,787            97,787
  Paid-in capital                                                          19,451,392        19,251,392
  Accumulated other comprehensive loss, net of income tax benefit            (314,536)         (402,694)
  Retained earnings                                                         7,042,243         1,907,593
                                                                         ------------      ------------
          Total stockholders' equity                                       26,276,886        20,854,078
                                                                         ------------      ------------

TOTAL                                                                    $ 68,960,462      $ 56,151,523
                                                                         ============      ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                                                     ACCUMULATED
                                             COMMON STOCK                             RETAINED          OTHER            TOTAL
                                             OUTSTANDING                PAID-IN       EARNINGS      COMPREHENSIVE     STOCKHOLDERS'
                                         SHARES         AMOUNT          CAPITAL       (DEFICIT)     INCOME (LOSS)        EQUITY
                                        ---------     -----------     -----------    -----------    -------------     ------------
BALANCE AT JANUARY 1, 2002              9,778,680     $    97,787     $19,251,392    $(1,570,973)   $    (242,105)    $ 17,536,101

Net Income                                                                             1,813,307                         1,813,307

Hedge accounting effect of the
interest rate swap, net of deferred
tax benefit of $138,247                                                                                  (268,361)        (268,361)
                                                                                                                      ------------

Comprehensive Income                                                                                                     1,544,946
                                        ---------     -----------     -----------    -----------    -------------     ------------

BALANCE AT DECEMBER 31, 2002            9,778,680          97,787      19,251,392        242,334         (510,466)      19,081,047

Net Income                                                                             1,665,259                         1,665,259

Hedge accounting effect of the
interest rate swap, net of deferred
tax expense of $55,519                                                                                    107,772          107,772
                                                                                                                      ------------

Comprehensive Income                                                                                                     1,733,031
                                        ---------     -----------     -----------    -----------    -------------     ------------

BALANCE AT DECEMBER 31, 2003            9,778,680          97,787      19,251,392      1,907,593         (402,694)      20,854,078

Net Income                                                                             5,134,650                         5,134,650

Forgiveness of related party debt                                         200,000                                          200,000

Hedge accounting effect of the
interest rate swap, net of deferred
tax expense of $45,415                                                                                     88,158           88,158
                                                                                                                      ------------

Comprehensive Income                                                                                                     5,422,808
                                        ---------     -----------     -----------    -----------    -------------     ------------

BALANCE AT DECEMBER 31, 2004            9,778,680     $    97,787     $19,451,392    $ 7,042,243    $    (314,536)    $ 26,276,886
                                        =========     ===========     ===========    ===========    =============     ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              2004              2003              2002
                                                                          -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   5,134,650     $   1,665,259     $   1,813,307

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                              2,102,102         2,162,126         2,088,591
   Deferred income taxes                                                        (30,901)          571,640         1,013,538
   Loss on disposal of assets                                                    16,600            89,333            22,794
   Amortization of deferred gain                                               (453,554)         (453,555)         (453,554)
   Loss (gain) on translation of foreign currency financial statements              975           119,930           (48,622)
   Change in operating assets and liabilities:
      Accounts receivable                                                    (6,300,066)       (1,549,296)          665,077
      Inventories                                                            (1,548,401)         (726,333)         (223,617)
      Prepaid expenses and other assets                                        (115,104)           63,735          (514,638)
      Accounts payable                                                        7,366,659         1,467,258         1,357,920
      Accrued and other liabilities                                           1,114,903          (453,408)         (683,320)
      Postretirement benefits liability                                       1,185,239           887,503           950,848
                                                                          -------------     -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     8,473,102         3,844,192         5,988,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                    (1,319,758)       (1,368,701)         (680,873)
Acquisition of Keystone Restyling                                              (544,150)                -                 -
Proceeds from maturities on mortgage-backed security investment                   1,434             4,791           829,452
                                                                          -------------     -------------     -------------
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                             (1,862,474)       (1,363,910)          148,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank note payable                                                         -         9,000,000                 -
Payment of principal on secured note payable - International Truck &
   Engine Corporation                                                                 -       (19,720,150)                -
Payment of principal on bank note                                            (1,178,573)                -                 -
Payment of principal on industrial revenue bond                                (420,000)         (390,000)         (355,000)
                                                                          -------------     -------------     -------------
NET CASH USED IN FINANCING ACTIVITIES                                        (1,598,573)      (11,110,150)         (355,000)

                                                                          -------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          5,012,055        (8,629,868)        5,781,903

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  346,191         8,976,059         3,194,156
                                                                          -------------     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   5,358,246     $     346,191     $   8,976,059
                                                                          =============     =============     =============
Cash paid for:
   Interest (net of amounts capitalized)                                  $     842,154     $   1,819,492     $   1,935,994
                                                                          =============     =============     =============
   Income taxes (refund)                                                  $     361,100     $    (173,907)    $      (3,302)
                                                                          =============     =============     =============
Non-cash transactions:
   Note payable - International Truck & Engine Corporation                $    (200,000)    $     200,000     $           -
                                                                          =============     =============     =============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS FORMATION AND NATURE OF OPERATIONS

      Core Molding Technologies, Inc. (the "Company") was formed in 1996 for the purpose of acquiring substantially all the assets and assuming certain of the liabilities of Columbus Plastics Operation ("Columbus Plastics"), an operating unit of Navistar International Transportation Corp. (now known as International Truck & Engine Corporation, "International"). In October 2001, the Company acquired certain assets of Airshield Corporation ("the Airshield Asset Acquisition"). As a result of this acquisition, the Company expanded its fiberglass molding capabilities to include the spray up, hand lay up and vacuum assisted resin infused molding processes. In September of 2004, the Company acquired substantially all the operating assets of Keystone Restyling Products, Inc. a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry.

      The Company operates in one business segment as a compounder of sheet molding composites ("SMC") and molder of fiberglass reinforced plastics. The Company produces and sells both SMC compound and molded products for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft and other commercial products.

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

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The Company had recorded an allowance for slow moving and obsolete inventory of $670,000 at December 31, 2004 and $325,000 at December 31, 2003.

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

      Ranges of estimated useful lives for computing depreciation are as follows:

      Land improvements                                       20 years
      Building and improvements                               20-40 years
      Machinery and equipment                                 3-15 years
      Tools, dies and patterns                                3-5 years

      Depreciation expense was $2,041,000, $2,153,000 and $1,983,000 for 2004,
2003, and 2002. In 2004, 2003 and 2002, approximately $0, $33,000 and $0 of interest costs were capitalized in property, plant and equipment.

      DEFERRED GAIN - Deferred gains resulted from sales leaseback transactions that occurred in 1997 and 1998 and are being amortized over the lease period.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

      LONG-LIVED ASSETS - Long-lived assets consist primarily of property and equipment, goodwill and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2004, 2003 and 2002, there was no impairment of the Company's long-lived assets.

      SELF-INSURANCE - The Company is self-insured with respect to most of its medical and dental claims and workers' compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker's compensation claims incurred but not reported at December 31, 2004, and 2003 of $931,000 and $860,000, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of a mortgage backed security investment, long term debt, an interest rate swap, accounts receivable and accounts payable. The carrying amount of these financial instruments approximated their fair value.

      CONCENTRATION OF CREDIT RISK - The Company has significant transactions with four major customers (see Note 3), which together comprised 86%, 91% and 87% of total sales in 2004, 2003 and 2002, respectively and 85% and 82% of the accounts receivable balances at December 31, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers' manufacturing and service locations totaled 16%, 18% and 24% of total sales for 2004, 2003 and 2002, respectively.

      EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

      The computation of basic and diluted earnings per common share is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                         2004         2003         2002
                                                      ----------   ----------   ----------
Net income                                            $5,134,650   $1,665,259   $1,813,307

Weighted average common shares outstanding             9,778,680    9,778,680    9,778,680
Plus: dilutive options assumed exercised                 146,680            0            0
Less: shares assumed repurchased with proceeds from
   exercise                                              104,414            0            0
                                                      ----------   ----------   ----------
Weighted average common and potentially issuable
   common shares outstanding                           9,820,946    9,778,680    9,778,680

 Basic earnings per common share                      $     0.53   $     0.17   $     0.19
 Diluted earnings per common share                    $     0.52   $     0.17   $     0.19

      1,058,000 shares at December 31, 2004, 214,000 shares at December 31, 2003 and 1,209,000 shares at December 31, 2002 were not included in diluted earnings per share as they were anti-dilutive.

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

                                                                      YEARS ENDED DECEMBER 31,
                                                              2004             2003             2002
                                                          -------------    -------------    -------------
Net income as reported                                    $   5,134,650    $   1,665,259    $   1,813,307
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                           (204,089)        (148,135)        (279,977)
                                                          -------------    -------------    -------------
Pro forma net income                                      $   4,930,561    $   1,517,124    $   1,533,330
                                                          =============    =============    =============
Earnings per share:
   Basic- as reported                                     $        0.53    $        0.17    $        0.19
   Diluted- as reported                                   $        0.52    $        0.17    $        0.19
   Basic- pro forma                                       $        0.50    $        0.16    $        0.16
   Diluted- pro forma                                     $        0.50    $        0.16    $        0.16

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

      RESEARCH AND DEVELOPMENT - Research and Development costs, which are expensed as incurred, totaled approximately $383,000 in 2004, $251,000 in 2003 and $270,000 in 2002.

      RECENT ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement but believes it will not have a material effect on the consolidated financial statements.

      In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123, Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

      FOREIGN CURRENCY ADJUSTMENTS - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction (gains) losses included in operations totaled ($148,782) in 2004, $119,930 in 2003 and ($48,622) in 2002.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

3. MAJOR CUSTOMERS

      The Company currently has four major customers, International Truck & Engine Corporation ("International"), Yamaha Motor Manufacturing Corporation ("Yamaha"), Freightliner, LLC ("Freightliner"), and Lear Corporation ("Lear"). The following table presents net sales for the above-mentioned customers for the years ended December 31, 2004, 2003 and 2002:

                    2004           2003           2002
                -------------  ------------   ------------
International   $ 60,166,811   $ 51,205,429   $ 45,823,311
Yamaha            13,745,795     13,612,040     13,291,332
Freightliner      13,777,832      9,820,473     10,691,302
Lear               8,401,539      9,390,216     11,716,455
                ------------   ------------   ------------
     Subtotal     96,091,977     84,028,158     81,522,400
Other             15,753,299      8,755,176     12,566,450
                ------------   ------------   ------------
     Total      $111,845,276   $ 92,783,334   $ 94,088,850
                ============   ============   ============

4. ACQUISITION OF KEYSTONE RESTYLING

      In September 2004, the Company purchased substantially all of the assets consisting primarily of inventory and equipment, of Keystone Restyling Products, Inc. for $544,150. The Company may be required to pay contingent cash payments based on certain earnings threshold of the acquired business during the three-year period beginning January 1, 2005, and continuing through December 31, 2007. Such additional costs will be recorded as an intangible asset.

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

      The following table presents the allocation of the purchase price:

Inventory                $145,110
Property and equipment    151,450
Customer list             247,590
                         --------
Total purchase price     $544,150
                         ========

      The Company will amortize the customer list on a straight-line basis over sixty months. Amortization expense was $12,380 in 2004 and is expected to be $49,518 in 2005 through 2008 and $37,138 in 2009.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

5. FOREIGN OPERATIONS

      In conjunction with the Company's acquisition of assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $20,153,000 in 2004, $18,322,000 in 2003 and $20,468,000 in 2002.
Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 30% of sales in 2004, 32% of sales in 2003 and 39% of sales in 2002. The Company owns long-lived assets that are geographically located at the Mexican operation, which total $466,000 at December 31, 2004. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies and governmental regulations.

6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31:

                                          2004            2003
                                      ------------    ------------
Land and land improvements            $  2,296,788    $  2,138,329
Buildings                               17,574,859      17,574,848
Machinery and equipment                 24,321,268      22,780,490
Tools, dies and patterns                   566,912         566,814
Additions in progress                      627,750         796,018
                                      ------------    ------------

Total                                   45,387,577      43,856,499
Less accumulated depreciation          (22,657,889)    (20,647,567)
                                      ------------    ------------

Property, plant and equipment - net   $ 22,729,688    $ 23,208,932
                                      ============    ============

      Additions in progress at December 31, 2004 and 2003 primarily relate to the purchase and installation of equipment at the Company's operating facilities. At December 31, 2004 and 2003, commitments for capital expenditures in progress were $132,000 and $376,000, respectively.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

7. DEBT AND LEASES

      Long-term debt consists of the following at December 31:

                                                                              2004            2003
                                                                          ------------    ------------
Note Payable to bank, interest at a variable rate with monthly payments of interest and principal over a seven year period, collateralized by a security interest in all the Company's
assets                                                                    $  7,821,425       9,000,000

Note Payable due to International, interest at 8%, due on
December 31, 2004                                                                    -         200,000

Industrial Revenue Bond, interest adjustable weekly (2004
average 1.47%; 2003 average 1.30%), payable quarterly,
principal due in variable quarterly installments through April,
2013, secured by a bank letter of credit with a balance of
$5,444,000 as of December 31, 2004                                           5,285,000       5,705,000
                                                                          ------------    ------------
Total                                                                       13,106,425      14,905,000
Less current portion                                                        (1,735,714)     (1,905,714)
                                                                          ------------    ------------
Long-term debt                                                            $ 11,370,711    $ 12,999,286
                                                                          ============    ============

      NOTE PAYABLE - BANK

      On December 30, 2003, the Company borrowed $9,000,000 in the form of a note payable collateralized by the Company's assets. The note payable bears interest at a variable rate of LIBOR plus 200 basis points or the prime rate and this rate was 4.28% at December 31, 2004.

      INDUSTRIAL REVENUE BOND

      In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.

      As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $5,444,000 as of December 31, 2004. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of the Company's assets. The letter of credit expires in April 2010, and the Company intends to extend the letter of credit each year as required by the IRB.

      NOTE PAYABLE - INTERNATIONAL

      In 2003 the Company paid the note payable due International in two payments. The first payment in the amount of $1,861,000 occurred in the first quarter of 2003, and a second payment of $17,859,000 was made on December 30, 2003. For the second payment, the Company borrowed $9,000,000 in the form of a note payable from its primary bank and used its cash reserves. The remaining balance of the International note of $200,000 was replaced by a new, 8% note due December 31, 2004. At December 31, 2004, this note was recorded as being forgiven due to the performance objectives being achieved and the amount was recorded in Paid In Capital because International is a significant shareholder of the Company (see Note 12).

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

Annual maturities of long-term debt are as follows:

2005          $  1,736,000
2006             1,776,000
2007             1,816,000
2008             1,866,000
2009             1,906,000
Thereafter       4,006,000
              ------------
Total         $ 13,106,000
              ============


      LINE OF CREDIT

      At December 31, 2004, the Company had available a $7,500,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2007. The line of credit bears interest at LIBOR plus two percent or at the prime rate. The line of credit is collateralized by all the Company's assets. There was no outstanding balance on the bank revolving line of credit at December 31, 2004 and 2003.

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

      Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured note payable with final maturity in January 2011. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. Interest expense includes $409,000 in 2004, $235,000 in 2003 and $225,000 in 2002 of settlements related to the swaps.

      BANK COVENANTS

      The Company is subject to formal debt covenants related to minimum fixed charge coverage and total funded obligations debt ratios. As of December 31, 2004, the Company was in compliance with these covenants.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

      LEASES

      The Company leases a significant portion of its manufacturing equipment and a warehouse facility under operating lease agreements.

      In October 2001, in conjunction with the Airshield Asset Acquisition, the Company's Mexican subsidiary entered into a 10-year lease agreement for a manufacturing facility in Matamoros, Mexico. The Company has an option to purchase the facility at any time during the first seven years. The Company may cancel the lease upon giving six months notice to the lessor.

      Total rental expense was $4,035,000, $4,388,000 and $4,341,000 for 2004,
2003 and 2002.

      The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

2005                            $  3,557,000
2006                               3,265,000
2007                               2,859,000
2008                                 927,000
2009                                 475,000
Thereafter                           212,000
                                ------------
Total minimum lease payments    $ 11,295,000
                                ============

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

            During 2004, 2003 and 2002, the Company granted stock options under the plan. The options have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of the Company's common stock at the date of grant.

            The weighted average fair value of options granted during 2004, 2003 and 2002 was $1.56, $2.12 and $1.17, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.13% for 2004, 4.14% for 2003 and 3.97% for 2002, no expected dividend yield, expected lives of 8 to 10 years and expected volatility of 37%, 56% and 73% for 2004, 2003 and 2002, respectively.

            On August 4, 2003, of the 1,171,500 stock options outstanding, 978,000 options were tendered for cancellation. The Company issued 594,700 options under the Plan on February 9, 2004, at $3.21 per share. On the same date, the Company issued 261,250 options that were not covered under the Plan at $3.21to its Directors.

            The following summarizes all stock option activity for the years ended December 31:

                                                 2004                           2003                          2002
                                                 ----                           ----                          ----
                                                       WEIGHTED                       WEIGHTED                      WEIGHTED
                                                        AVERAGE                        AVERAGE                       AVERAGE
                                       NUMBER OF       EXERCISE       NUMBER OF       EXERCISE      NUMBER OF       EXERCISE
                                        OPTIONS          PRICE         OPTIONS         PRICE        OPTIONS          PRICE
                                       ---------       --------       ---------       --------     ----------       --------
Outstanding - beginning of year          214,000         $ 2.93       1,209,000         $ 3.07      1,149,000         $ 3.10

Granted                                1,043,550           3.13          35,000           3.33         84,500           2.75
Forfeited                                (53,650)          2.93      (1,030,000)          3.11        (24,000)          3.26
                                       ---------         ------       ---------         ------     ----------         ------
Outstanding - end of year              1,203,900         $ 3.12         214,000         $ 2.93      1,209,000         $ 3.07
                                       =========         ======       =========         ======     ==========         ======
Exercisable at December 31               615,006         $ 3.16          93,100         $ 3.17        622,050         $ 3.17
                                       =========         ======       =========         ======     ==========         ======
Options available for grant            2,044,750                      2,778,400                    1,783,400
                                       =========                      =========                    =========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                              -------------------                                -------------------
                                                                      WEIGHTED
                                                  WEIGHTED             AVERAGE                                   WEIGHTED
RANGE OF                     NUMBER OF             AVERAGE          CONTRACTUAL LIFE        NUMBER OF            AVERAGE
EXERCISE PRICES               OPTIONS          EXERCISE PRICE           IN YEARS             OPTIONS          EXERCISE PRICE
---------------              ---------         --------------       ----------------        ---------        ---- -----------
$ 2.75                         311,000             $  2.75                8.0                  87,000             $ 2.75
$ 3.21                         837,900                3.21                9.1                 501,006               3.21
$ 3.33 to $3.75                 55,000                3.41                6.9                  27,000               3.49
                             ---------             -------                                    -------             ------
                             1,203,900             $  3.12                                    615,006             $ 3.16
                             =========             =======                                    =======             ======

PHANTOM STOCK AGREEMENT

      In 2000, the Company issued 150,000 phantom stock units to an officer. For each unit, the officer is entitled to a cash payment of an amount equal to the excess of the market value on the date of the exercise over $2.75. The units vested on December 31, 2004 and expire one year later, assuming continued employment of the officer. Compensation expense (income) was ($23,000) in 2004, $26,000 in 2003 and $0 in 2002.

10.   INCOME TAXES

      Components of the provision (credit) for income taxes are as follows:

                                                  2004                2003              2002
                                              -----------           ---------        -----------
Current:
   Federal - US                               $   107,000           $  72,000        $  (217,000)
   Federal - Foreign                              137,000             224,000            301,000
   State and local                                358,000             106,000            (29,000)
                                              -----------           ---------        -----------
                                                  602,000             402,000             55,000

Deferred:
   Federal                                      1,453,000             548,000            491,000
   State and local                                (59,000)             23,000            523,000
   Decrease in valuation allowance
   for net operating loss carryforward         (1,425,000)                  -                  -
                                              -----------           ---------        -----------
                                                  (31,000)            571,000          1,014,000
                                              -----------           ---------        -----------
Provision for income taxes                    $   571,000           $ 973,000        $ 1,069,000
                                              ===========           =========        ===========

      A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:

                                                              2004                 2003               2002
                                                          ------------          ----------         -----------
Provision at federal statutory rate - US                  $  1,940,000          $  897,000         $   980,000
Effect of foreign taxes                                        (62,000)            (14,000)             32,000
State and local tax expense, net of federal benefit            197,000              64,000              71,000
Other                                                          (79,000)             26,000             (14,000)
Decrease in valuation allowance for net operating
       loss carryforward                                    (1,425,000)                  -                   -
                                                          ------------          ----------         -----------
Provision for income taxes                                $    571,000          $  973,000         $ 1,069,000
                                                          ============          ==========         ===========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

Deferred tax assets (liabilities) consist of the following at December 31:

                                            2004            2003
                                        ------------    ------------
Current Asset:
    Accrued liabilities                 $  1,198,000    $    982,000
    Other, net                               694,000         400,000
                                        ------------    ------------
    Total current asset                    1,892,000       1,382,000

Non-current asset(liability):
    Property, plant and equipment          2,582,000       2,903,000
    Net operating loss carryforwards       3,313,000       5,172,000
    Postretirement benefits                3,360,000       2,869,000
    Interest rate swap                       160,000         207,000
    Other, net                               (53,000)        162,000
                                        ------------    ------------
    Total non-current asset                9,362,000      11,313,000
                                        ------------    ------------
Total deferred tax asset                  11,254,000      12,695,000
Less valuation allowance                           -      (1,425,000)
                                        ------------    ------------
Total deferred tax asset - net          $ 11,254,000    $ 11,270,000
                                        ============    ============

      At December 31, 2004, the Company had approximately $9.7 million of NOL carryforwards available to offset future taxable income. A valuation allowance was provided for approximately $4,200,000 of NOL carryforwards, which were estimated to expire before they could be utilized. In the fourth quarter of 2004, the Company eliminated the valuation allowance because it is more likely than not that the Company will realize these benefits.

      The Company's NOL carryforwards expire as follows:

2008              $3,282,000
2009               3,614,000
2010                 638,000
2011                 362,000
2012               1,847,000
                  ----------
Total             $9,743,000
                  ==========

      At December 31, 2004, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $1,448,000 of the Company's Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

11.  POSTRETIREMENT BENEFITS

      The Company provides postretirement benefits to substantially all of its United States employees. Costs associated with postretirement benefits include pension expense, postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, all of the Company's United States union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. The Company does not administer this plan and contributions are determined in accordance with provisions in the negotiated labor contract.

      Prior to the acquisition of Columbus Plastics from International, certain of the Company's employees were participants in various International sponsored pension and postretirement plans. The International pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the acquisition of Columbus Plastics. In connection with the acquisition, International retained responsibility for the vested benefits as of December 31, 1996, and the Company agreed to reimburse International for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability, is $248,000 at December 31, 2004 and $233,000 at December 31, 2003.

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

      The funded status of the Company's postretirement health and life insurance benefits plan as of December 31, 2004 and 2003 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

                                                              POST RETIREMENT BENEFITS
                                                   ---------------------------------------------
                                                       2004             2003            2002
                                                   -------------    ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year            $   9,763,000    $  8,852,000    $  6,787,000
Service cost                                             642,000         451,000         434,000
Interest cost                                            602,000         494,000         491,000
Unrecognized loss                                        459,000          99,000       1,196,000
Benefits paid                                           (214,000)       (133,000)        (56,000)
                                                   -------------    ------------    ------------
BENEFIT OBLIGATION AT END OF YEAR                  $  11,252,000    $  9,763,000    $  8,852,000
                                                   -------------    ------------    ------------

Unfunded status                                    $ (11,252,000)   $ (9,763,000)   $ (8,852,000)
Unrecognized net loss                                  3,461,000       3,158,000       3,134,000
                                                   -------------    ------------    ------------
Net liability                                      $  (7,791,000)   $ (6,605,000)   $ (5,718,000)
                                                   =============    ============    ============


PLAN ASSETS                                                   --              --              --
                                                   =============    ============    ============
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                               6.00%           6.50%           7.25%

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

The components of expense for all of the Company's postretirement benefits plans are as follows:

                                           2004             2003            2002
                                        -----------     -----------      -----------
Pension Expense:
   Interest cost                        $    15,000     $    15,000      $    15,000
   Defined contribution plan
     contributions                          280,000         282,000          231,000
   Multi-employer plan
     contributions                          381,000         324,000          352,000
                                        -----------     -----------      -----------
Total Pension Expense                       676,000         621,000          598,000
                                        -----------     -----------      -----------
Health and Life Insurance:
   Service cost                             642,000         451,000          434,000
   Interest cost                            602,000         494,000          491,000
   Amortization of net loss                 163,000          75,000           83,000
                                        -----------     -----------      -----------
Net periodic benefit cost                 1,407,000       1,020,000        1,008,000
                                        -----------     -----------      -----------

Total postretirement benefits
     expense                            $ 2,083,000     $ 1,641,000      $ 1,606,000
                                        ===========     ===========      ===========

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.00%. The rate is projected to decrease gradually to 5% by the year 2009 and remain at that level thereafter. The comparable assumptions for the prior year were 9.65% and 5%.

      In May 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). Core Molding Technologies adopted the provisions of the Act in the third quarter of 2004. The adoption of the provisions of the Act increased net income for the year ended December 31, 2004 by $258,000.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                                   1- PERCENTAGE       1-PERCENTAGE
                                                                   POINT INCREASE     POINT DECREASE
                                                                   --------------     --------------
Effect on total of service and interest cost components              $  280,000        $  (218,000)
Effect on postretirement benefit obligation                           2,408,000         (1,902,000)

The estimated future benefit payments of the health care plan are:

Fiscal 2005                 $   32,000
Fiscal 2006                     58,000
Fiscal 2007                     85,000
Fiscal 2008                    118,000
Fiscal 2009                    187,000
Fiscal 2010 - 2014           2,251,000

12. RELATED PARTY TRANSACTIONS

      In connection with the acquisition of Columbus Plastics, the Company and International entered into a Supply Agreement. Under the terms of the Supply Agreement, International agreed to purchase from the Company, and the Company agreed to sell to International all of International's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In May 2003, the Company entered into a Comprehensive Supply Agreement, which was effective as of November 1, 2002. Under this Comprehensive Supply Agreement, the Company became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2006.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

12. RELATED PARTY TRANSACTIONS (Continued)

      International owns 43.6% of the Company's outstanding common stock. Sales to International were $60,167,000 in 2004, $51,205,000 in 2003 and $45,823,000
in 2002, of which $10,705,000 and $5,617,000 had not been received as of December 31, 2004 and 2003 and were included in accounts receivable. Receivables as of December 31, 2004 and 2003 also include $2,303,000 and $18,000, respectively, for tooling costs owed by International. The Company expensed $0 in 2004, $1,487,000 in 2003 and $1,616,000 in 2002, for interest expense on its note payable to International. During 2003, the Company repaid $19,720,150 of the International note and the balance of $200,000 was replaced by a note due December 31, 2004. At December 31, 2004 this note was recorded as being forgiven by International due to the Company meeting certain earning thresholds. The amount was recorded as Paid In Capital (see Note 7).

13. LABOR CONCENTRATION

      As of December 31, 2004, the Company employed a total of 1,094 employees, which consists of 502 employees in its U.S. operations and 592 employees in its Mexican operations. Of these 1,094 employees, 311 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 6, 2007, and 512 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2007.

14. COMMITMENTS AND CONTINGENCIES

      From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

                                   1ST QUARTER  2ND QUARTER  3RD QUARTER     4TH QUARTER    TOTAL YEAR
                                   -----------  -----------  ------------   ------------   ------------
2004:
Product sales                      $24,106,917  $26,288,365   $24,923,582   $ 28,414,660   $103,733,524
Tooling sales                          134,200      318,599     1,004,072      6,654,881      8,111,752
                                   -----------  -----------  ------------   ------------   ------------
Net sales                           24,241,117   26,606,964    25,927,654     35,069,541    111,845,276
Gross margin                         3,980,836    5,075,555     3,365,634      4,887,114     17,309,139
Income before interest and taxes     1,128,031    2,327,800       935,924      2,179,894      6,571,649
Net income                             544,633    1,309,969       477,699      2,802,349      5,134,650
Net income per common share:
   Basic                           $      0.06  $      0.13   $      0.05   $       0.29   $       0.53
   Diluted                         $      0.05  $      0.13   $      0.05   $       0.29   $       0.52

2003:
Product sales                      $19,062,891  $20,975,060   $19,290,263   $ 21,967,273   $ 81,295,487
Tooling sales                       10,481,536      164,735        44,542        797,034     11,487,847
                                   -----------  -----------  ------------   ------------   ------------
Net sales                           29,544,427   21,139,795    19,334,805     22,764,307   $ 92,783,334
Gross margin                         3,804,022    4,400,290     2,704,692      2,988,903     13,897,907
Income before interest and taxes     1,321,777    2,016,937       394,692        669,761      4,403,167
Net income (loss)                      515,439      969,292        (5,491)       186,019      1,665,259
Net income per common share:
   Basic                           $      0.05  $      0.10  ($      0.00)  $       0.02   $       0.17
   Diluted                         $      0.05  $      0.10  ($      0.00)  $       0.02   $       0.17

During the fourth quarter of 2004, the Company reversed a deferred income tax valuation allowance of $1,425,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

   As required by Rule 13a-15(b) of the Exchange Act, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon the evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Part III, Item 10 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2005, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Part III, Item 11 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2005, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Part III, Item 12 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2005, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Part III, Item 13 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2005, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Part III, Item 14 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2005, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

      (1)   FINANCIAL STATEMENTS

            The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

                  Independent Auditors' Report

                  Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

                  Consolidated Balance Sheets as of December 31, 2004 and 2003

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

                  Notes to Consolidated Financial Statements

      (2)   FINANCIAL STATEMENT SCHEDULES

            The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

                  Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002

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

Date: March 30, 2005

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/ James L. Simonton        President, Chief Executive Officer  March 30, 2005
-------------------------    and Director
      James L. Simonton

/s/ Herman F. Dick, Jr.      Treasurer and                       March 30, 2005
-------------------------    Chief Financial Officer
      Herman F. Dick, Jr.

             *               Director                            March 30, 2005
-------------------------
      Thomas R. Cellitti

             *               Director                            March 30, 2005
-------------------------
      James F. Crowley

             *               Director                            March 30, 2005
-------------------------
      Ralph O. Hellmold

             *               Director                            March 30, 2005
-------------------------
      Thomas M. Hough

             *               Director                            March 30, 2005
-------------------------
      Malcolm M. Prine

             *               Director                            March 30, 2005
-------------------------
      John P. Wright

*By James L. Simonton        Attorney-In-Fact                    March 30, 2005
    ---------------------
    James L. Simonton

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2004, 2003 and 2002.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.

                                                   Additions
                                             ----------------------
                                 Balance at  Charged to  Charged to
                                 Beginning     Costs &     Other      Deductions    Balance At
                                  of Year     Expenses    Accounts        (A)       End of Year
                                 ----------  ----------  ----------   ----------    -----------
Year Ended December 31, 2004     $  379,000  $   83,000               $  227,000    $   235,000

Year Ended December 31, 2003     $  543,000  $   85,000               $  249,000    $   379,000

Year Ended December 31, 2002     $  715,000  $  174,000               $  346,000    $   543,000

      (A) Amount represents uncollectible accounts written off.

Reserves deducted from asset to which it applies - deferred income tax valuation allowance.

                                                   Additions
                                             ----------------------
                                 Balance at  Charged to  Charged to
                                 Beginning     Costs &     Other                    Balance At
                                  of Year     Expenses    Accounts     Deductions   End of Year
                                -----------  ----------  ----------   -----------   -----------
Year Ended December 31, 2004    $ 1,425,000                           ($1,425,000)            -

Year Ended December 31, 2003    $ 1,425,000                                         $ 1,425,000

Year Ended December 31, 2002    $ 1,425,000                                         $ 1,425,000

                                INDEX TO EXHIBITS

Exhibit No.                 Description                                      Location
-----------     ------------------------------------                --------------------------
2(a)(1)         Asset Purchase Agreement                            Incorporated by reference
                dated as of September 12, 1996,                     to Exhibit 2-A to
                as amended October 31, 1996,                        Registration Statement
                between Navistar and RYMAC(1)                       on Form S-4 (Registration
                                                                    No. 333-15809)

2(a)(2)         Second Amendment to Asset Purchase                  Incorporated by reference
                Agreement dated December 16, 1996(1)                to Exhibit 2(a)(2) to
                                                                    Annual Report on Form 10-K
                                                                    for the year ended December
                                                                    31, 2001

2(b)(1)         Agreement and Plan of Merger                        Incorporated by reference
                dated as of November 1, 1996,                       to Exhibit 2-B to
                between Core Molding and                            Registration Statement
                RYMAC                                               on Form S-4 (Registration
                                                                    No. 333-15809)

2(b)(2)         First Amendment to Agreement and                    Incorporated by reference
                Plan of Merger dated as of                          to Exhibit 2(b)(2) tp
                December 27, 1996 between                           Annual Report on Form 10-K
                Core Molding and RYMAC                              for the year Ended December
                                                                    31, 2002

2(c)(1)         Asset Purchase Agreement dated as                   Incorporated by
                of  October 10, 2001, between                       reference to Exhibit 1 to
                Core Molding Technologies, Inc. and                 Form 8K filed
                Airshield Corporation                               October 31, 2001

3(a)(1)         Certificate of Incorporation of                     Incorporated by reference
                Core Molding Technologies, Inc.                     to Exhibit 4(a) to
                as filed with the Secretary of State                Registration Statement
                of Delaware on October 8, 1996                      on Form S-8, (Registration
                                                                    No. 333-29203)

3(a)(2)         Certificate of Amendment of                         Incorporated by reference
                Certificate of Incorporation                        to Exhibit 4(b) to
                of Core Molding Technologies, Inc.                  Registration Statement
                as filed with the Secretary of State                on Form S-8
                of Delaware on November 6, 1996                     (Registration
                                                                    No. 333-29203)

Exhibit No.                     Description                                  Location
-----------     --------------------------------------------        ----------------------------
3(a)(3)         Certificate of Incorporation of Core                Incorporated by reference to
                Molding Technologies Inc., reflecting               Exhibit 4(c) to Registration
                amendments through November 6,                      Statement on Form S-8
                1996 [for purposes of compliance                    (Registration No. 333-29203)
                with Securities and Exchange
                Commission filing requirements only]

3(a)(4)         Certificate of Amendment of Certificate             Incorporated by reference to
                of Incorporation as filed with the Secretary        Exhibit 3(a)(4) to Quarterly
                of State of Delaware on August 28, 2002             Report on Form 10-Q for the
                                                                    quarter ended September 30,
                                                                    2002

3(b)            By-Laws of Core Molding                             Incorporated by reference to
                Technologies, Inc.                                  Exhibit 3-C to Registration
                                                                    Statement on Form S-4
                                                                    (Registration No. 333-15809)

4(a)(1)         Certificate of Incorporation of                     Incorporated by reference to
                Core Molding Technologies, Inc.                     Exhibit 4(a) to
                as filed with the Secretary of State                Registration Statement on
                of Delaware on October 8, 1996                      Form S-8 (Registration
                                                                    No. 333-29203)

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

4(a)(3)         Certificate of Incorporation of Core                Incorporated by reference to
                Molding Technologies, Inc., reflecting              Exhibit 4(c) to Registration
                amendments through November 6,                      Statement on Form S-8
                1996 [for purposes of compliance                    (Registration No. 333-29203)
                with Securities and Exchange
                Commission filing requirements only]

4(a)(4)         Certificate of Amendment of Certificate             Incorporated by reference to
                of Incorporation as filed with the Secretary        Exhibit 3(a)(4) to Quarterly
                of State of Delaware on August 28, 2002             Report on Form 10-Q for the
                                                                    quarter ended September
                                                                    30, 2002

Exhibit No.                   Description                                     Location
-----------     -----------------------------------------           -----------------------------
4(b)            By-Laws of Core Molding                             Incorporated by reference to
                Technologies, Inc.                                  Exhibit 3-C to Registration
                                                                    Statement on Form S-4
                                                                    (Registration No. 333-15809)

10(a)(1)        Core Molding Technologies, Inc.                     Incorporated by reference to
                Secured Promissory Note, dated                      Exhibit 10(a)(6) to Annual
                December 29, 2003, to International                 Report on Form 10-K for the
                Truck & Engine Corporation                          year ended December 31, 2003

10(a)(2)        Amendment No. 1 to Unsecured                        Incorporated by reference to
                Promissory Note, dated January 30, 2004             Exhibit 10(a)(7) to Annual
                to International Truck and Engine Corp.             Report on Form 10-K for the
                                                                    year ended December 31, 2003

10(b)           Comprehensive Supply Agreement,                     Incorporated by reference to
                dated November 1, 2002, by and                      Exhibit 10(b) to Annual
                between Core Molding Technologies, Inc.             Report on Form 10-K for the
                and International Truck and Engine Corp.            year ended December 31, 2003

10(d)           Registration Rights Agreement, dated                Incorporated by reference to
                December 31, 1996, by and between                   Exhibit 10(d) to Annual
                Navistar International Transportation               Report on Form 10-K for the
                Corp. and various other persons who                 year ended December 31, 2001
                become parties pursuant to the agreement

10(e)           Loan Agreement, dated December 3,                   Incorporated by reference
                1997, by and between Core Molding                   to Exhibit 10(e) to Annual
                Technologies, Inc. and Key Bank National            Report on Form 10-K for
                Association                                         the  year ended December 31,
                                                                    2002

10(e)(1)        Amendment, dated March 29, 2001, to the             Incorporated by reference
                Loan Agreement dated December 3, 1997               to Exhibit 10(e)(1) to Annual
                By and between Core Molding Technologies,           Report on Form 10-K for the
                Inc. and Key Bank National Association              year ended December 31, 2002

10(e)(2)        Amendment, dated December 12, 2002, to              Incorporated by reference to
                the Loan Agreement dated December 3, 1997           Exhibit 10(e)(2) to Annual
                by and between Core Molding Technologies,           Report on Form 10-K for the
                Inc. and Key Bank National Association              year ended December 31, 2002

10(e)(3)        Loan Agreement, date December 30, 2003,             Incorporated by reference to
                by and between Core Molding Technologies,           Exhibit 10(e)(3) to Annual
                Inc. and Key Bank National Association(2)           Report on Form 10-K for the
                                                                    year ended December 31, 2003

Exhibit No.                       Description                                   Location
-----------     -----------------------------------------------     -------------------------------
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

10(f)(1)        Amendment, dated March 29, 2001, to                 Incorporated by reference
                Master Equipment Lease Agreement(3) by              to Exhibit 10(f)(1) to Annual
                and between KeyCorp Leasing,                        Report on Form 10-K for the
                a division of  Key Corporate                        year ended December 31, 2000
                Capital, Inc. and Core Molding
                Technologies, Inc.

10(g)           Loan Agreement, dated April 1,                      Incorporated by reference to
                1998, by and between South Carolina                 Exhibit 10(g) to Annual
                Jobs - Economic Development Authority               Report on Form 10-K for the
                and Core Molding Technologies, Inc.                 year ended December 31, 2003

10(h)           Reimbursement Agreement, dated                      Incorporated by reference to
                April 1, 1998, by and between Core                  Exhibit 10(h) to Annual
                Molding Technologies, Inc. and Key Bank             Report on Form 10-K for the
                National Association                                year ended December 31, 2003

10(h)(1)        Amendment, dated March 29, 2001, to                 Incorporated by reference to
                Reimbursement Agreement, dated                      Exhibit 10(h)(1) to Annual
                April 1, 1998, by and between Core                  Report on Form 10-K for the
                Molding Technologies, Inc. and Key Bank             year ended December 31, 2000
                National Association

10(i)           Core Molding Technologies, Inc.                     Incorporated by reference to
                Employee Stock Purchase Plan                        Exhibit 4(c) to Registration
                                                                    Statement on Form S-8
                                                                    (Registration No. 333-60909)

10(i)(1)        2002 Core Molding Technologies, Inc.                Incorporated by reference to
                Employee Stock Purchase Plan                        Exhibit B to Definitive Proxy
                                                                    Statement dated April 15, 2002

10(j)           Letter Agreement Regarding Terms and                Incorporated by reference to
                Conditions of Interest Rate Swap                    Exhibit 10(j) to Annual Report
                Agreement between KeyBank National                  on Form 10-K for the year ended
                Association and Core Molding Technologies, Inc.     December 31, 2003

10(k)           Long Term Equity Incentive Plan(4)                  Incorporated by reference to
                                                                    Exhibit 4(e) to Registration
                                                                    Statement on Form S-8
                                                                    (Registration No. 333-29203)

Exhibit No.                    Description                                     Location
-----------     -----------------------------------------           -------------------------------
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

10(m)(1)        Core Molding Technologies, Inc.                     Incorporated by reference to
                Cash Profit Sharing Plan, as amended                Exhibit 10.1 to Form 8-K
                December 16, 2004(4)                                filed December 22, 2004

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

14              Code of Business Conduct and Ethics                 Incorporated by reference to
                                                                    Exhibit 14 to Annual Report
                                                                    on Form 10-K for the year
                                                                    ended December 31, 2003

23              Consent of Deloitte & Touche LLP                    Filed Herein

24              Powers of Attorney                                  Filed Herein

31(a)           Section 302 Certification by James L.               Filed Herein
                Simonton, President and Chief Executive
                Officer

31(b)           Section 302 Certification by Herman F.              Filed Herein
                Dick, Jr., Treasurer and Chief Financial
                Officer

32(a)           Certification of James L. Simonton,                 Filed Herein
                Chief Executive Officer of Core Molding
                Technologies, Inc., dated March 30, 2004,
                pursuant to 18 U.S.C. Section 1350

Exhibit No.                  Description                              Location
-----------     -----------------------------------------           ------------
32(b)           Certification of Herman F. Dick, Jr.,               Filed Herein
                Chief Financial Officer of Core Molding
                Technologies, Inc., dated March 30, 2004,
                pursuant to 18 U.S.C. Section 1350

(1) The Asset Purchase Agreement, as filed with the SEC at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the SEC upon request.

(2) The Loan Agreement filed with this Annual Report on Form 10-K, omits the exhibits (including Revolving Credit Note, Term Note, Security Agreement, Ohio Mortgage, South Carolina Mortgage, and Guaranty) and schedules. Core Molding Technologies, Inc. will provide any omitted exhibit to the SEC upon request.

(3) The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including, addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the SEC upon request.

(4) Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.