Form 10-Q
period 2005-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2005-05-16
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005
                                                 OR

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

                       Yes [ ]           NO [X]

      As of May 13, 2005, the latest practicable date, 9,810,767 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,        DECEMBER 31,
                                                                                2005               2004
                                                                            ------------       ------------
                                                                             (UNAUDITED)
ASSETS

Cash and cash equivalents                                                   $  4,913,244       $  5,358,246
Accounts receivable (less allowance for doubtful accounts:
    March 31, 2005 - $369,000; December 31, 2004 - $235,000)                  21,386,845         19,130,835
Inventories:
    Finished and work in process goods                                         2,235,536          2,650,610
    Stores                                                                     4,036,931          3,893,886
                                                                            ------------       ------------
        Total inventories                                                      6,272,467          6,544,496

Deferred tax asset                                                             1,892,238          1,892,238
Foreign sales tax receivable                                                     629,428          1,450,299
Prepaid expenses and other current assets                                      1,014,636            822,676
                                                                            ------------       ------------
        Total current assets                                                  36,108,858         35,198,790

Property, plant and equipment                                                 45,615,899         45,387,577
Accumulated depreciation                                                     (23,212,152)       (22,657,889)
                                                                            ------------       ------------
Property, plant and equipment - net                                           22,403,747         22,729,688

Deferred tax asset - net                                                       8,314,637          9,361,558
Goodwill                                                                       1,097,433          1,097,433
Customer List - net                                                              222,831            235,211
Other assets                                                                     236,559            337,782
                                                                            ------------       ------------
TOTAL                                                                       $ 68,384,065       $ 68,960,462
                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion of long-term debt                                        $  1,745,714       $  1,735,714
   Current portion of deferred gain                                              453,555            453,555
   Accounts payable                                                           10,185,129         14,055,397
   Accrued liabilities:
     Compensation and related benefits                                         5,263,010          3,664,949
     Interest                                                                     95,886            101,132
     Taxes                                                                       739,190            454,618
     Other accrued liabilities                                                   917,981          1,203,669
                                                                            ------------       ------------
        Total current liabilities                                             19,400,465         21,669,034
Long-term debt                                                                10,929,282         11,370,711
Interest rate swap                                                               235,880            474,658
Graduated lease payments                                                         429,029            486,346
Deferred long-term gain                                                          534,663            648,053
Postretirement benefits liability                                              8,459,017          8,034,774

STOCKHOLDERS' EQUITY:
Preferred stock - $0.01 par value, authorized shares - 10,000,000;
    Outstanding shares:  March 31, 2005 and December 31, 2004 - 0                      -                  -
Common stock - $0.01 par value, authorized shares - 20,000,000;
    Outstanding shares:  9,780,680 at March 31, 2005 and
       9,778,680 at December 31, 2004                                             97,807             97,787
Additional paid-in capital                                                    19,456,872         19,451,392
Accumulated other comprehensive loss, net of income tax effect                  (156,943)          (314,536)
Retained earnings                                                              8,997,993          7,042,243
                                                                            ------------       ------------
    Total stockholders' equity                                                28,395,729         26,276,886
                                                                            ------------       ------------
TOTAL                                                                       $ 68,384,065       $ 68,960,462
                                                                            ============       ============

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             2005               2004
                                                         --------------     -------------
NET SALES:
     Products                                            $   30,217,999     $  24,106,917
     Tooling                                                  2,298,958           134,200
                                                         --------------     -------------
       Total Sales                                           32,516,957        24,241,117
                                                         --------------     -------------

Cost of Sales                                                25,602,707        19,885,622
Postretirement benefits expense                                 512,824           374,659
                                                         --------------     -------------
       Total cost of sales                                   26,115,531        20,260,281
                                                         --------------     -------------

GROSS MARGIN                                                  6,401,426         3,980,836
                                                         --------------     -------------

Selling, general and administrative expense                   2,973,421         2,766,558
Postretirement benefits expense                                 112,571            86,247
                                                         --------------     -------------
       Total selling, general and administrative
       expense                                                3,085,992         2,852,805

INCOME BEFORE INTEREST AND TAXES                              3,315,434         1,128,031

Interest income                                                  17,169             1,703
Interest expense                                               (190,980)         (237,543)
                                                         --------------     -------------

INCOME BEFORE INCOME TAXES                                    3,141,623           892,191

Income taxes:
     Current                                                    220,136            91,505
     Deferred                                                   965,737           256,053
                                                         --------------     -------------
       Total income taxes                                     1,185,873           347,558
                                                         --------------     -------------

NET INCOME                                               $    1,955,750     $     544,633
                                                         ==============     =============
NET INCOME PER COMMON SHARE:
     Basic                                               $         0.20     $        0.06
     Diluted                                             $         0.20     $        0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                    9,780,680         9,778,680
     Diluted                                                  9,853,066         9,902,948

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                                 COMMON STOCK                                        OTHER           TOTAL
                                                  OUTSTANDING          PAID-IN       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                             SHARES       AMOUNT        CAPITAL       EARNINGS    INCOME (LOSS)      EQUITY
                                            ---------   ----------   ------------   -----------   -------------   -------------
BALANCE AT JANUARY 1, 2005                  9,778,680   $   97,787   $ 19,451,392   $ 7,042,243   $    (314,536)  $  26,276,886

Net Income                                                                            1,955,750                       1,955,750

Common shares issued from
   exercise of stock options                    2,000           20          5,480                                         5,500

Change in fair value of the interest
rate swaps at March 31, 2005, net of
deferred income tax expense of $81,185.                                                                 157,593         157,593
                                            ---------   ----------   ------------   -----------   -------------   -------------
BALANCE AT MARCH 31, 2005                   9,780,680   $   97,807   $ 19,456,872   $ 8,997,993   $    (156,943)  $  28,395,729
                                            =========   ==========   ============   ===========   =============   =============

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  2005                   2004
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                     $ 1,955,750           $   544,633

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                   579,627               542,744
   Deferred income taxes                                                           965,737               256,053
   Amortization of gain on sale/leaseback transactions                            (113,389)             (113,388)
   Loss (gain) on translation of foreign currency
       financial statements                                                          1,697               (16,794)
   Change in operating assets and liabilities:
      Accounts receivable                                                       (2,256,010)           (4,107,160)
      Inventories                                                                  272,029              (463,683)
      Prepaid and other assets                                                     628,911              (749,746)
      Accounts payable                                                          (3,871,965)            2,529,432
      Accrued and other liabilities                                              1,534,379               517,036
      Postretirement benefits liability                                            424,243               260,566
                                                                               -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                121,009              (800,307)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                         (228,323)             (522,851)
Proceeds from maturities on mortgage-backed security investment                     88,239                   253
                                                                               -----------           -----------

NET CASH USED IN INVESTING ACTIVITIES                                             (140,084)             (522,598)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                               5,500                     -
Net borrowings on line of credit                                                         -             1,291,000
Payments of principal on secured note payable                                     (321,427)             (214,286)
Payment of principal on industrial revenue bond                                   (110,000)             (100,000)
                                                                               -----------           -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (425,927)              976,714

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (445,002)             (346,191)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 5,358,246               346,191
                                                                               -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 4,913,244           $         -
                                                                               ===========           ===========
Cash paid for:
   Interest                                                                    $   179,058           $   127,453
                                                                               ===========           ===========
   Income taxes                                                                $    79,827           $     5,000
                                                                               ===========           ===========

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at March 31, 2005, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2004 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2005.

      Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") in a closed mold process. The Matamoros, Mexico facility produces reinforced plastic products by spray-up and hand-lay-up open mold processes and resin transfer ("RTM") closed mold process. In September 2004, Core Molding Technologies acquired substantially all of the assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry.

      STOCK BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure," encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Core Molding Technologies has chosen to continue to account for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the requirements of SFAS No. 123 in accordance with the disclosure provision of SFAS No. 148, Core Molding Technologies' net income and earnings per common share would have resulted in the pro forma amounts as reported below.

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      2005                   2004
                                                                  -------------          -------------
Net income, as reported                                           $   1,955,750          $     544,633

Deduct:  Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects                                      121,369                 13,659
                                                                  -------------          -------------
Pro forma net income                                              $   1,834,381          $     530,974
                                                                  =============          =============
Earnings per share:
     Basic - as reported                                          $        0.20          $        0.06
     Basic - pro forma                                            $        0.19          $        0.05
     Diluted - as reported                                        $        0.20          $        0.05
     Diluted - pro forma                                          $        0.19          $        0.05

      The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future periods.

2. EARNINGS PER COMMON SHARE

      Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

      The computation of basic and diluted earnings per common share is as follows:

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 2005                  2004
                                                             -----------           -----------
Net income                                                   $ 1,955,750           $   544,633

Weighted average common shares outstanding                     9,780,680             9,778,680
Plus: dilutive options assumed exercised                       1,153,011             1,067,050
Less: shares assumed repurchased with proceeds from
   exercise                                                   (1,080,625)             (942,782)
                                                             -----------           -----------
Weighted average common and potentially issuable
   common shares outstanding                                   9,853,066             9,902,948

 Basic earnings per common share                             $      0.20           $      0.06
 Diluted earnings per common share                           $      0.20           $      0.05

      For the three months ended March 31, 2005 and 2004 there were 187,490 and zero antidilutive options, respectively.

3. SALES REVENUE

      Core Molding Technologies currently has three major customers, International Truck & Engine Corporation ("International"), Freightliner, LLC ("Freightliner") and Yamaha. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2005 and 2004:

                              THREE MONTHS ENDED
                                   MARCH 31,
                       --------------------------------
                          2005                 2004
                       -----------          -----------
International          $17,370,912          $12,752,035
Freightliner             4,518,942            2,947,913
Yamaha                   4,051,463            3,794,001
                       -----------          -----------
     Subtotal           25,941,317           19,493,949
Other                    6,575,640            4,747,168
                       -----------          -----------
     Total             $32,516,957          $24,241,117
                       ===========          ===========

4. COMPREHENSIVE INCOME

      Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -----------------------------
                                                      2005               2004
                                                   ----------          ---------
Net income                                         $1,955,750          $ 544,633

Change in fair value of the interest rate
swaps, net of deferred income tax expense
of $81,185 and benefit of $114,338,
respectively                                          157,593           (221,950)
                                                   ----------          ---------
 Comprehensive income                              $2,113,343          $ 322,683
                                                   ==========          =========

5. POSTRETIREMENT BENEFITS

      The components of expense for all of Core Molding Technologies' postretirement benefits plans for the three months ended March 31, 2005 and 2004 are as follows:

                                    MARCH 31, 2005    MARCH 31, 2004
                                    --------------    --------------
Pension Expense:
   Interest cost                       $  4,000          $  4,000
   Defined contribution plan
     contributions                       84,000            54,000
   Multi-employer plan
     contributions                      115,000            62,000
                                       --------          --------
Total Pension Expense                   203,000           120,000
                                       --------          --------
Health and Life Insurance:
   Service cost                         192,000           151,000
   Interest cost                        180,000           165,000
   Amortization of net loss              50,000            25,000
                                       --------          --------
Net periodic benefit cost               422,000           341,000
                                       --------          --------

Total postretirement benefits
     expense                           $625,000          $461,000
                                       ========          ========

      Core Molding Technologies expects to make approximately $176,000 of postretirement benefit payments through the remainder of 2005.

      In May 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). Core Molding Technologies adopted the provisions of the Act in the third quarter of 2004.

6. ACQUISITION OF KEYSTONE RESTYLING

      In September 2004, Core Molding Technologies purchased substantially all of the assets consisting primarily of inventory and equipment, of Keystone Restyling Products Inc., for $544,150. Core Molding Technologies may be required to pay contingent cash payments based on certain earnings threshold of the acquired business during the three-year period beginning January 1, 2005, and continuing through December 31, 2007. No payments have been required as of March 31, 2005. Additional costs will be recorded as an intangible asset.

      The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to tangible and identified intangible assets acquired based on a preliminary estimate of the fair values at the date of acquisition. If the acquisition had occurred at January 1, 2004, the operating results of Keystone Restyling Products, Inc. would not have been significant to Core Molding Technologies.

         The following table presents the allocation of the purchase price:

Inventory                       $145,110
Property and equipment           151,450
Customer list                    247,590
                                --------
Total purchase price            $544,150
                                ========

      Core Molding Technologies will amortize the customer list on a straight-line basis over sixty months. Amortization expense is expected to be $49,518 in 2005 through 2008 and $37,138 in 2009.

7. INTEREST RATE SWAPS

      Core Molding Technologies has entered into interest rate swap agreements on both the Industrial Revenue Bond and the bank note payable, which are designated as cash flow hedging instruments. In all periods presented Core Molding Technologies cash flow hedges were highly effective; ineffectiveness was not material. None of the changes in the fair value of our interest rate swaps have been excluded from our assessment of hedge effectiveness.

8. RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Core Molding Technologies is currently evaluating the impact of adopting this statement but believes it will not have a material effect on the consolidated financial statements.

      In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123, Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006, and unvested portions of previously issued and outstanding awards. Core Molding Technologies is currently evaluating the impact of adopting this statement.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2005, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

            Net sales for the three months ended March 31, 2005, totaled $32,517,000, representing an approximate 34% increase from the $24,241,000 reported for the three months ended March 31, 2004. Included in total sales are tooling project revenues of $2,299,000 and $134,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, was higher by approximately 25% for the three months ended March 31, 2005, as compared to the same period a year ago. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International totaled $17,371,000 for the three months ended March 31, 2005, an approximate 36% increase from the three months ended March 31, 2004 amount of $12,752,000. The primary reason for the increase is due to the reason noted above as well as recognition of tooling revenue. Sales to Freightliner totaled $4,519,000 for the three months ended March 31, 2005, which was an increase of approximately 53% from the $2,948,000 for March 31, 2004. The primary reason for this increase was due to increased order volumes. Sales to Yamaha increased by approximately $257,000 for the three months ended March 31, 2005, compared to the same time a year ago. The primary reason for this increase was due to increased demand for Yamaha's personal watercraft.

            Sales to other customers for the three months ended March 31, 2005, increased approximately 39% to $6,576,000 from $4,747,000 for the three months ended March 31, 2004. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks as well as the addition of new customers at Core Molding Technologies' Matamoros facility. Also contributing to this increase are sales from Core Molding Technologies automotive aftermarket division, which was acquired in September 2004.

            Gross margin was approximately 19.7% of sales for the three months ended March 31, 2005, compared with 16.4% for the three months ended March 31, 2004. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary factors contributing to the increase were improved production efficiencies related to labor usage; the favorable effect of sales volume on fixed costs; and improvements made related to scrap costs. Partially offsetting these improvements were increases in costs of several raw materials and operating costs, particularly those related to petroleum and energy sources.

            Selling, general and administrative expenses ("SG&A") totaled $3,086,000 for the three months ended March 31, 2005, increasing from $2,853,000 for the three months ended March 31, 2004. The primary reasons for this increase was due to increases in certain employee benefits including profit sharing accruals. Partially offsetting this increase were decreases in professional fees and outside services.

            Interest expense totaled $191,000 for the three months ended March 31, 2005, decreasing from $238,000 for the three months ended March 31, 2004. The primary reason for the decrease was due to the reduction of long term debt due to regularly scheduled payments. Interest rates experienced by Core Molding Technologies with respect to its two long-term borrowings were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these two debt instruments.

            Income taxes for the three months ended March 31, 2005, are estimated to be approximately 38% of total earnings before taxes. Actual tax payments will be lower than the recorded expenses as Core Molding Technologies has substantial federal tax net operating loss carryforwards. These net operating loss carryforwards were recorded as a deferred tax asset. As the tax net operating loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

            Net income for the three months ended March 31, 2005, was $1,956,000, or $.20 per basic and diluted share, representing an increase of $1,411,000 over the net income for the three months ended March 31, 2004, of $545,000, or $.06 per basic share and $.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

            Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

            Cash provided by operations for the three months ended March 31, 2005, totaled approximately $121,000. Net income increased operating cash flows by $1,956,000. Non-cash deductions of depreciation and amortization of $580,000 added to positive operating cash flows. In addition, the decrease in deferred income taxes also had a positive impact on operating cash flows of $966,000, which is a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. A decrease in accounts payable was the main use of cash of $3,872,000. Also adding to the use of cash was an increase in accounts receivable of $2,256,000.

            Cash used for investing activities was $140,000 for the three months ended March 31, 2005, as a result of capital expenditures, which was primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $3,120,000 for the remainder of the year for capital project, which will be funded by cash from operations. Adding to cash flows from investing activities was $88,000 from the maturity of a mortgage-backed security investment.

            Cash used for financing activities was $426,000. Core Molding Technologies made principal repayments on the bank note payable of $321,000 and for the regularly scheduled payment on the Industrial Revenue Bond of $110,000.

            At March 31, 2005, Core Molding Technologies had cash on hand of $4,913,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2007 ("Line of Credit"). At March 31, 2005, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects these resources to be adequate to meet Core Molding Technologies' liquidity needs. As of March 31, 2005, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit and letter of credit securing the industrial revenue bond and certain equipment leases. These covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2005. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

Accounts receivable allowances:

            Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $369,000 at March 31, 2005 and $235,000 at December 31, 2004. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable for chargebacks of $788,000 at March 31, 2005 and $542,000 at December 31, 2004.

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

Goodwill and Long-Lived Assets:

            Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on Core Molding Technologies' ability to recover its long-lived assets. Core Molding Technologies has not recorded any impairment to goodwill for long-lived assets for the three months ended March 31, 2005 or the year ended December 31, 2004.

Post retirement benefits:

            Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2004 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement medical benefits based on actuarially computed estimates of $8,459,000 at March 31, 2005 and $8,035,000 at December 31, 2004.

Income taxes:

      The Condensed Consolidated Balance Sheet at March 31, 2005 and December 31, 2004, includes a deferred tax asset of $10,207,000 and $11,254,000. Core Molding Technologies performs an analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2004 Annual Report to Shareholders.

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

            Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse affect on operating margins.

            Assuming a hypothetical 10% change in short-term interest rates in both the three month periods ended March 31, 2005 and 2004, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company's disclosure controls and procedures were (i) effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

            There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            No submission of matters to a vote of security holders occurred during the three months ended March 31, 2005.

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS
            See Index to Exhibits

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CORE MOLDING TECHNOLOGIES, INC.

Date: May 16, 2005                  By: /s/ James L. Simonton
                                       ---------------------------------------
                                        James L. Simonton
                                        President, Chief Executive Officer and
                                          Director

Date: May 16, 2005                  By: /s/ Herman F. Dick, Jr.
                                       --------------------------------------
                                        Herman F. Dick, Jr.
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

10(p)          Phantom stock agreement with James L. Simonton,    Filed Herein
               President and Chief Executive Officer

11             Computation of Net Income per Share                Exhibit 11 omitted because
                                                                  the required information is
                                                                  Included in Notes to
                                                                  Financial Statement

31(a)          Section 302 Certification by James L. Simonton,    Filed Herein
               President and Chief Executive Officer

31(b)          Section 302 Certification by Herman F. Dick,       Filed Herein
               Jr., Treasurer and Chief Financial Officer

32(a)          Certification of James L. Simonton, Chief          Filed Herein
               Executive Officer of Core Molding Technologies,
               Inc., dated May 16, 2005, pursuant to 18 U.S.C.
               Section 1350

32(b)          Certification of Herman F. Dick, Jr., Chief        Filed Herein
               Financial Officer of Core Molding Technologies,
               Inc., dated May 16, 2005, pursuant to 18 U.S.C.
               Section 1350

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