Form 10-Q
period 2005-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2005-08-12
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from____________ To ______________

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

                                Yes [ ] NO [X]

      As of August 12, 2005, the latest practicable date, 9,986,130 shares of the registrant's common stock were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2005           2004
                                                                      --------------  --------------
                                                                        (UNAUDITED)
ASSETS

Cash and cash equivalents                                             $    6,250,487  $    5,358,246
Accounts receivable (less allowance for doubtful accounts:
    June 30, 2005 - $383,000; December 31, 2004 - $235,000)               23,930,363      19,130,835
Inventories:
    Finished and work in process goods                                     1,716,852       2,650,610
    Stores                                                                 4,400,812       3,893,886
                                                                      --------------  --------------
        Total inventories                                                  6,117,664       6,544,496

Deferred tax asset                                                         1,822,198       1,892,238
Prepaid expenses and other current assets                                  2,270,349       2,272,975
                                                                      --------------  --------------
        Total current assets                                              40,391,061      35,198,790

Property, plant and equipment                                             46,105,195      45,387,577
Accumulated depreciation                                                 (23,747,943)    (22,657,889)
                                                                      --------------  --------------
Property, plant and equipment - net                                       22,357,252      22,729,688

Deferred tax asset - net                                                   6,974,281       9,361,558
Goodwill                                                                   1,097,433       1,097,433
Customer List - net                                                          210,452         235,211
Other assets                                                                 223,575         337,782
                                                                      --------------  --------------

TOTAL                                                                 $   71,254,054  $   68,960,462
                                                                      ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion of long-term debt                                  $    1,755,716  $    1,735,714
   Current portion deferred gain                                             453,555         453,555
    Current Portion of graduated lease payments                              229,269         229,269
   Accounts payable                                                       11,146,785      14,055,397
   Accrued liabilities:
     Compensation and related benefits                                     4,667,668       3,664,949
     Interest                                                                103,547         101,132
     Taxes                                                                   199,572         454,618
     Other accrued liabilities                                             1,410,702         974,400
                                                                      --------------  --------------
        Total current liabilities                                         19,966,814      21,669,034
Long-term debt                                                            10,487,853      11,370,711
Interest rate swap                                                           358,891         474,658
Graduated lease payments                                                     371,712         486,346
Deferred long-term gain                                                      421,276         648,053
Postretirement benefits liability                                          8,972,517       8,034,774

STOCKHOLDERS' EQUITY:
Preferred stock - $0.01 par value, authorized shares - 10,000,000;
    Outstanding shares: June 30, 2005 and December 31, 2004 - 0                    -               -
Common stock - $0.01 par value, authorized shares - 20,000,000;
    Outstanding shares:  June 30, 2005 - 9,980,130 and December 31,
       2004 - 9,778,680                                                       99,801          97,787
Paid-in capital                                                           20,072,593      19,451,392
Accumulated other comprehensive loss, net of income tax effect              (230,384)       (314,536)
Retained earnings                                                         10,732,981       7,042,243
                                                                      --------------  --------------
    Total stockholders' equity                                            30,674,991      26,276,886
                                                                      --------------  --------------

TOTAL                                                                 $   71,254,054  $   68,960,462
                                                                      ==============  ==============

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                           ------------------------------    ------------------------------
                                                               2005             2004             2005              2004
                                                           -------------    -------------    -------------    -------------
NET SALES:
     Products                                              $  31,998,569    $  26,288,365    $  62,216,568    $  50,395,282
     Tooling                                                   1,660,268          318,599        3,959,226          452,799
                                                           -------------    -------------    -------------    -------------
       Total Sales                                            33,658,837       26,606,964       66,175,794       50,848,081
                                                           -------------    -------------    -------------    -------------

Cost of sales                                                 26,339,355       21,105,281       51,942,062       40,990,903
Postretirement benefits expense                                  578,370          426,128        1,091,194          800,787
                                                           -------------    -------------    -------------    -------------
       Total cost of sales                                    26,917,725       21,531,409       53,033,256       41,791,690
                                                           -------------    -------------    -------------    -------------

GROSS MARGIN                                                   6,741,112        5,075,555       13,142,538        9,056,391
                                                           -------------    -------------    -------------    -------------

Selling, general and administrative expense                    3,338,985        2,664,213        6,312,406        5,430,771
Postretirement benefits expense                                  163,130           83,542          275,701          169,789
                                                           -------------    -------------    -------------    -------------
       Total selling, general and administrative expense       3,502,115        2,747,755        6,588,107        5,600,560

INCOME BEFORE INTEREST AND TAXES                               3,238,997        2,327,800        6,554,431        3,455,831

Interest income                                                   43,439            1,701           60,609            3,404
Interest expense                                                (205,854)        (235,750)        (396,835)        (473,293)
                                                           -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                     3,076,582        2,093,751        6,218,205        2,985,942

Income taxes:
     Current                                                      58,900          113,351          279,036          204,856
     Deferred                                                  1,282,694          670,431        2,248,431          926,484
                                                           -------------    -------------    -------------    -------------
       Total income taxes                                      1,341,594          783,782        2,527,467        1,131,340
                                                           -------------    -------------    -------------    -------------

NET INCOME                                                 $   1,734,988    $   1,309,969    $   3,690,738    $   1,854,602
                                                           =============    =============    =============    =============

NET INCOME PER COMMON SHARE:
     Basic                                                 $        0.18    $        0.13    $        0.38    $        0.19
     Diluted                                               $        0.17    $        0.13    $        0.36    $        0.19
                                                           =============    =============    =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                     9,858,310        9,778,680        9,818,715        9,778,680
     Diluted                                                  10,510,005        9,889,313       10,305,600        9,891,821
                                                           =============    =============    =============    =============

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                          COMMON STOCK                                   ACCUMULATED OTHER       TOTAL
                                          OUTSTANDING         PAID-IN       RETAINED       COMPREHENSIVE     STOCKHOLDERS'
                                        SHARES     AMOUNT     CAPITAL       EARNINGS       INCOME (LOSS)        EQUITY
                                      ---------  ---------  ------------  -------------  -----------------   -------------
BALANCE AT JANUARY 1, 2005            9,778,680  $  97,787  $ 19,451,392  $   7,042,243  $        (314,536)  $  26,276,886

Net Income                                                                    3,690,738                          3,690,738

Common shares issued from
exercise of stock options               201,450      2,014       621,201                                           623,215

Hedge accounting effect of the
interest rate swaps at June 30, 2005
net of deferred income tax expense
of  $39,361.                                                                                        84,152          84,152

                                      ---------  ---------  ------------  -------------  -----------------   -------------
BALANCE AT JUNE 30, 2005              9,980,130  $  99,801  $ 20,072,593  $  10,732,981  $        (230,384)  $  30,674,991
                                      =========  =========  ============  =============  =================   =============

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            2005           2004
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $ 3,690,738    $ 1,854,602

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                           1,162,795      1,041,681
   Deferred income taxes                                                   2,417,956        926,484
   Interest expense related to ineffectiveness of swap                         7,746              -
   Loss on disposal of assets                                                 11,528         16,600
   Loss/(gain) on translation of foreign currency financial statements        (4,165)       (18,192)
   Amortization of gain on sale/leaseback transactions                      (226,777)      (226,777)
   Change in operating assets and liabilities:
      Accounts receivable                                                 (4,799,528)    (4,659,449)
      Inventories                                                            426,832       (522,404)
      Prepaid and other assets                                                 2,626     (1,153,542)
      Accounts payable                                                    (2,904,447)     2,466,117
      Accrued and other liabilities                                        1,071,755        395,372
      Postretirement benefits liability                                      937,743        618,166
                                                                         -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,794,802        738,658

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                   (816,158)      (634,415)
Proceeds from maturities of mortgage-backed security investment               88,239            763
Proceeds from sale of property and equipment                                  65,000              -
                                                                         -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                       (662,919)      (633,652)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                       623,216              -
Cash (bank) overdrafts                                                             -        289,518
Payments of principal on secured note payable                               (642,858)      (535,715)
Payments of principal on industrial revenue bond                            (220,000)      (205,000)
                                                                         -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                                       (239,642)      (451,197)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         892,241       (346,191)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           5,358,246        346,191
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 6,250,487    $         -
                                                                         ===========    ===========
Cash paid for:
   Interest                                                              $   326,066    $   516,751
                                                                         ===========    ===========
   Income taxes                                                          $   465,828    $   210,500
                                                                         ===========    ===========

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at June 30, 2005, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2004 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2005.

      Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. The Columbus, Ohio and Gaffney, South Carolina facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") in a closed mold process. The Matamoros, Mexico facility produces reinforced plastic products by spray-up and hand-lay-up open mold processes and resin transfer ("RTM") closed mold process. In September 2004, Core Molding Technologies acquired substantially all of the assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass Inc., a privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market (see Note 9).

      STOCK BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Core Molding Technologies has chosen to continue to account for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all stock option plans been determined consistent with the requirements of SFAS No. 123 in accordance with the disclosure provision of SFAS No. 148, Core Molding Technologies' net income and earnings per common share would have resulted in the pro forma amounts as reported below.

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                       ------------------------  ----------------------
                                           2005        2004         2005        2004
                                       -----------  -----------  ----------  ----------
Net income as reported                 $ 1,734,988  $ 1,309,969  $3,690,738  $1,854,602

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects          21,958       18,641     102,062      32,300
                                       -----------  -----------  ----------  ----------


Pro forma net income                   $ 1,713,030  $ 1,291,328  $3,588,676  $1,822,302
                                       ===========  ===========  ==========  ==========

Earnings per share:
     Basic - as reported               $      0.18  $      0.13  $     0.38  $     0.19
     Basic - pro forma                 $      0.17  $      0.13  $     0.36  $     0.19
     Diluted - as reported             $      0.17  $      0.13  $     0.36  $     0.19
     Diluted - pro forma               $      0.16  $      0.13  $     0.35  $     0.19

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

      The computation of basic and diluted earnings per common share is as follows:

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                           --------------  ---------------  ---------------   --------------
                                                                2005             2004            2005              2004
                                                           --------------  ---------------  ---------------   --------------
Net income                                                 $    1,734,988  $     1,309,969  $     3,690,738   $    1,854,602
                                                           --------------  ---------------  ---------------   --------------

Weighted average common shares
     outstanding (basic)                                        9,858,310        9,778,680        9,818,715        9,778,680
Plus: dilutive options assumed
     exercised                                                  1,051,650        1,003,550        1,051,650        1,003,550
Less: shares assumed repurchased with
     proceeds from exercise                                      (399,955)        (892,917)        (564,765)        (890,409)
                                                           --------------  ---------------  ---------------   --------------
Weighted average common and
     potentially issuable common shares
     outstanding (diluted)                                     10,510,005        9,889,313       10,305,600        9,891,821
                                                           ==============  ===============  ===============   ==============

Basic earnings per common share                            $         0.18  $          0.13  $          0.38   $         0.19
Diluted earnings per common share                          $         0.17  $          0.13  $          0.36   $         0.19

      For the three and six months ended June 30, 2005, there were no antidilutive options. For the three and six months ended June 30, 2004 there were 18,000 antidilutive options.

3. SALES REVENUE

      Core Molding Technologies currently has three major customers, International Truck & Engine Corporation ("International"), Freightliner, LLC ("Freightliner"), and Yamaha. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2005 and June 30, 2004:

                   THREE MONTHS ENDED           SIX MONTHS ENDED
                        JUNE 30,                    JUNE 30,
               --------------------------  --------------------------
                   2005          2004          2005          2004
               ------------  ------------  ------------  ------------
International  $ 18,609,331  $ 14,073,610  $ 35,980,243  $ 26,825,645
Freightliner      4,660,802     3,066,979     9,179,744     6,014,892
Yamaha            3,544,247     4,121,746     7,595,710     7,915,747
               ------------  ------------  ------------  ------------
     Subtotal    26,814,380    21,262,335    52,755,697    40,756,284
Other             6,844,457     5,344,629    13,420,097    10,091,797
               ------------  ------------  ------------  ------------
     Total     $ 33,658,837  $ 26,606,964  $ 66,175,794  $ 50,848,081
               ============  ============  ============  ============

   Subsequent to the end of the second quarter, Core Molding Technologies was informed by Yamaha of its intention to diversify its supplier base and as a result may not continue to be a major customer in future reporting periods.

4. COMPREHENSIVE INCOME

      Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                       JUNE 30,
                                      -------------------------------   ------------------------
                                           2005             2004            2005         2004
                                      --------------   --------------   -----------   ----------
Net income                            $    1,734,988   $    1,309,969   $ 3,690,738   $1,854,602

Change in fair value of the interest
rate swaps, net of deferred income
tax benefit of $41,824 and tax
expense of $176,271 for the three
months ended June 30, respectively;
and tax expense of $39,361 and
$61,933 for the six months ended
June 30, respectively.                       (73,441)         342,173        84,152      120,223
                                      --------------   --------------   -----------   ----------
 Comprehensive income                 $    1,661,547   $    1,652,142   $ 3,774,890   $1,974,825
                                      ==============   ==============   ===========   ==========

5. POSTRETIREMENT BENEFITS

      The components of expense for all of Core Molding Technologies' postretirement benefits plans for the three and six months ended June 30, 2005 and 2004 are as follows:

                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                               ----------------------  -----------------------
                                  2005        2004        2005         2004
                               ----------  ----------  ----------   ----------
Pension Expense:
   Interest cost               $    4,000  $    4,000  $    8,000   $    8,000
   Defined contribution plan
     Contributions                 94,000      53,000     178,000      107,000
   Multi-employer plan
     Contributions                128,000      78,000     243,000      140,000
                               ----------  ----------  ----------   ----------
Total pension expense             226,000     135,000     429,000      255,000
                               ----------  ----------  ----------   ----------

Health and Life Insurance:
   Service cost                   259,000     166,000     451,000      317,000
   Interest cost                  189,000     181,000     369,000      346,000
   Amortization of net loss        68,000      27,000     118,000       52,000
                               ----------  ----------  ----------   ----------
Net periodic benefit cost         516,000     374,000     938,000      715,000
                               ----------  ----------  ----------   ----------

Total postretirement benefits
     expense                   $  742,000  $  509,000  $1,367,000   $  970,000
                               ==========  ==========  ==========   ==========

      Core Molding Technologies expects to make approximately $140,500 of postretirement benefit payments through the remainder of 2005.

      In May 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). Core Molding Technologies adopted the provisions of the Act in the third quarter of 2004.

6. ACQUISITION OF KEYSTONE RESTYLING

      In September 2004, Core Molding Technologies purchased substantially all of the assets consisting primarily of inventory and equipment, of Keystone Restyling Products, Inc., for $544,150. Core Molding Technologies may be required to pay contingent cash payments based on certain earnings threshold of the acquired business during the three-year period beginning January 1, 2005, and continuing through December 31, 2007. No payments have been required as of June 30, 2005. Additional costs will be recorded as an intangible asset.

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

      The following table presents the allocation of the purchase price:

Inventory                       $   145,110
Property and equipment              151,450
Customer list                       247,590
                                -----------
Total purchase price            $   544,150
                                ===========

      Core Molding Technologies will amortize the customer list on a straight-line basis over sixty months. Amortization expense is expected to be $49,518 in 2005 through 2008 and $37,138 in 2009.

7. INTEREST RATE SWAPS

      Core Molding Technologies has entered into interest rate swap agreements, which are designated as cash flow hedging instruments on both the Industrial Revenue Bond and the bank note payable. In all periods presented Core Molding Technologies cash flow hedges were highly effective; any ineffectiveness was not material. Interest expense related to the ineffectiveness of the IRB swap was $7,746 for three months ended June 30, 2005. None of the changes in the fair value of our interest rate swaps have been excluded from our assessment of hedge effectiveness.

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

      In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2006, and unvested portions of previously issued and outstanding awards. Core Molding Technologies is currently evaluating the impact of adopting this statement.

9. SUBSEQUENT EVENTS

      On August 3, 2005 Core Molding Technologies, Inc. acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market, for approximately $740,000. The final purchase price is subject to change as the contract allows Core Molding Technologies thirty days from the date of closing to confirm the value of the assets being purchased.

      The acquisition will be recorded using the purchase method of accounting. Accordingly, the purchase price will be allocated to tangible and identified intangible assets acquired based on a preliminary estimate of the fair values at the date of acquisition.

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

      On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International Truck & Engine Corporation's ("International") truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up and hand-lay-up open mold process and resin transfer ("RTM") close mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass Inc., a privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 2005, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Net sales for the three months ended June 30, 2005, totaled $33,659,000, representing an approximate 27% increase from the $26,607,000 reported for the three months ended June 30, 2004. Included in total sales are tooling project revenues of $1,660,000 and $319,000 for the three months ended June 30, 2005 and June 30, 2004, respectively. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, were higher by approximately 22% for the three months ended June 30, 2005, as compared to the same period a year ago. The primary reason for the increase in sales is due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International totaled $18,609,000 for the three months ended June 30, 2005, an approximate 32% increase from the three months ended June 30, 2004 amount of $14,074,000. The primary reasons for the increase in sales to International were due to the positive impact general economic conditions have had, as referenced above, as well as recognition of tooling revenue. Sales to Freightliner totaled $4,661,000 for the three months ended June 30, 2005, which was an increase of approximately 52% from the $3,067,000 for June 30, 2004. The primary reason for this increase was due to increased order volumes. Sales to Yamaha decreased by approximately $578,000 for the three months ended June 30, 2005, compared to the same time a year ago. The primary reason for this decrease was due to the demand for Yamaha's personal watercraft.

      Sales to other customers for the three months ended June 30, 2005, increased approximately 28% to $6,844,000 from $5,345,000 for the three months ended June 30, 2004. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility. Also contributing to this increase are sales from Core Molding Technologies automotive aftermarket division, which was acquired in September 2004.

      Gross margin was approximately 20.0% of sales for the three months ended June 30, 2005, compared with 19.1% for the three months ended June 30, 2004. The primary reasons for this increase were improved production efficiencies related to labor usage and the favorable effect of increased production volumes, allowing Core Molding Technologies to better absorb its fixed costs of production. Partially offsetting these improvements were increases in employee benefits and costs of several raw material and operating costs, particularly those related to petroleum and energy sources.

      Selling, general and administrative expenses ("SG&A") totaled $3,502,000 for the three months ended June 30, 2005, increasing from $2,748,000 for the three months ended June 30, 2004. The primary reason for this difference was due to increases in certain employee benefits.

      Interest expense totaled $206,000 for the three months ended June 30, 2005, decreasing from $236,000 for the three months ended June 30, 2004. Interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

      Income taxes for the three months ended June 30, 2005, are estimated to be approximately 44% of total earnings before taxes. The difference between the effective tax rate and the statutory tax rate is due primarily to expensing previously recorded deferred state tax assets that Core Molding Technologies will not be able to realize as a result of recent Ohio corporate tax legislation, enacted on June 30, 2005, which phases out Ohio's Corporate Franchise Tax based on income and phases in a new gross receipts tax called the Commercial Activity Tax. As a result, Core Molding Technologies recorded an additional income tax expense of $193,000 in the three months ended June 30, 2005. Actual income tax payments will be lower than the recorded income tax expense, as Core Molding Technologies has substantial federal tax net operating loss carryforwards. These net operating loss carryforwards were recorded as a deferred tax asset. As the tax net operating loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

      Net income for the three months ended June 30, 2005, was $1,735,000, or $.18 per basic and $.17 per diluted share, representing an increase of $425,000 over the net income for the three months ended June 30, 2004, of $1,310,000, or $.13 per basic and diluted share.

   SIX MONTHS ENDED JUNE 30, 2005, AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Net sales for the six months ended June 30, 2005, totaled $66,176,000, representing an approximate 30% increase from the $50,848,000 reported for the six months ended June 30, 2004. Revenue from tooling projects totaled $3,959,000 for the six months ended June 30, 2005. Tooling project revenues for the six months ended June 30, 2004, totaled $453,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 23% for the six months ended June 30, 2005, as compared to June 30, 2004. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International for the six months ended June 30, 2005 were $35,980,000, as compared to the six months ended June 30, 2004 of $26,826,000. The primary reasons for the increase in sales to International were due to the positive impact general economic conditions have had, as referenced above, as well as recognition of tooling revenue. Sales to Freightliner totaled $9,180,000 for the six months ended June 30, 2005, which was an increase of approximately 53% from the $6,015,000 for June 30, 2004. The primary reason for this increase was due to increased order volumes. Sales to Yamaha decreased by approximately $320,000 for the three months ended June 30, 2005, compared to the same time a year ago. The primary reason for this decrease was due to the demand for Yamaha's personal watercraft.

      Sales to other customers for the six months ended June 30, 2005, increased approximately 33% to $13,420,000 from $10,092,000 for the six months ended June 30, 2004. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility. Also contributing to this increase are sales from Core Molding Technologies automotive aftermarket division, which was acquired in September 2004.

      Gross margin was approximately 19.9% of sales for the six months ended June 30, 2005, compared with 17.8% for the six months ended June 30, 2004. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for the increase was due to production efficiencies primarily related to labor usage. Increases in production volumes also added to the increased gross margin for the current period, as Core Molding Technologies was better able to absorb its fixed cost of production. Partially offsetting these improvements were increases in employee benefits and costs of several raw material and operating costs, particularly those related to petroleum and energy sources.

      Selling, general and administrative expenses ("SG&A") totaled $6,588,000 for the six months ended June 30, 2005, increasing from $5,601,000 for the six months ended June 30, 2004. The primary reason for this difference was due to increases in certain employee benefits.

      Interest expense totaled $397,000 for the six months ended June 30, 2005, decreasing from $473,000 for the six months ended June 30, 2004. The decrease is due to regularly scheduled principal payments made in 2005. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

      Income taxes for the six months ended June 30, 2005, are estimated to be approximately 41% of total earnings before taxes. The difference between the effective tax rate and the statutory tax rate is due to expensing previously recorded deferred state tax assets that Core Molding Technologies will not be able to realize as a result of the recent Ohio corporate tax legislation, enacted on June 30, 2005, which phases out Ohio's Corporate Franchise Tax based on income and phases in a new gross receipts tax called the Commercial Activity Tax. As a result, Core Molding Technologies recorded an additional income tax expense of $193,000 in the six months ended June 30, 2005. Actual income tax payments will be lower than the recorded income tax expense, as Core Molding Technologies has substantial federal tax net operating loss carryforwards. These net operating loss carryforwards were recorded as a deferred tax asset. As the tax net operating loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

      Net income for the six months ended June 30, 2005, was $3,691,000, or $.38 per basic and $.36 per diluted share, representing an increase of $1,836,000 over the net income for the six months ended June 30, 2004, of $1,855,000, or $.19 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

      Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

      Cash provided by operations for the six months ended June 30, 2005 totaled approximately $1,795,000. Net income increased operating cash flows by $3,691,000. Non-cash expenses of depreciation and amortization of $1,163,000 added to positive operating cash flows. In addition, the decrease in deferred income taxes also had a positive impact on operating cash flows of $2,418,000, which is primarily a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. Partially offsetting the above referenced increases in operating cash flows were increases in accounts receivable of $4,800,000, which is primarily related to increased sales volume, and accounts payable of $2,904,000, due to timing of payments.

      Cash used for investing activities was $663,000 for the six months ended June 30, 2005. Capital expenditures, which was primarily related to the acquisition of machinery and equipment, totaled $816,000. Core Molding Technologies anticipates spending an additional $2,836,000 for the remainder of the year for capital projects, which will be funded by cash from operations. Adding to cash flows from investing activities was $88,000 from the maturity of a mortgage-backed security investment and $65,000 from the sale of property plant and equipment.

      Cash used for financing activities was $240,000. Core Molding Technologies made principal repayments on the bank note payable of $643,000 and regularly scheduled payments on the Industrial Revenue Bond of $220,000. Partially offsetting these payments were proceeds of $623,000 from the issuance of common stock related to the exercise of 201,450 stock options.

      At June 30, 2005, Core Molding Technologies had cash on hand of $6,250,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2007 ("Line of Credit"). At June 30, 2005, Core Molding Technologies had no outstanding borrowing on the Line of Credit. As of June 30, 2005, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. These covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2005. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

Accounts receivable allowances:

      Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $383,000 at June 30, 2005, and $235,000 at December 31, 2004. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable for chargebacks of $1,128,000 at June 30, 2005, and $719,000 at December 31, 2004.

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

Goodwill and Long-Lived Assets:

      Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse affect on Core Molding Technologies' ability to recover its long-lived assets. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2005 or the year ended December 31, 2004.

Post retirement benefits:

      Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2004 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,973,000 at June 30, 2005, and $8,035,000 at December 31, 2004.

Income taxes:

      The Condensed Consolidated Balance Sheet at June 30, 2005 and December 31, 2004, includes a deferred tax asset of $8,796,000 and $11,254,000. Core Molding Technologies performs analyses to evaluate the amount of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2004 Annual Report to Shareholders.

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

      Assuming a hypothetical 10% change in short-term interest rates in both the six month periods ended June 30, 2005, and 2004, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 4

CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company's disclosure controls and procedures were (i) effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act were accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and (ii) effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

      There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            No submission of matters to a vote of security holders occurred during the three months ended June 30, 2005.

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS
            See Index to Exhibits

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CORE MOLDING TECHNOLOGIES, INC.

Date: August 12, 2005           By: /s/ James L. Simonton
                                    --------------------------------------------
                                        James L. Simonton
                                        President, Chief Executive Officer and
                                          Director

Date: August 12, 2005           By: /s/ Herman F. Dick, Jr.
                                    --------------------------------------------
                                        Herman F. Dick, Jr.
                                        Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                      DESCRIPTION                               LOCATION
-----------   ------------------------------------------------   ----------------------------
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
                                                                 2002

EXHIBIT NO.                    DESCRIPTION                                  LOCATION
-----------   ------------------------------------------------   ----------------------------
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

10(p)         Phantom stock agreement with James L. Simonton,    Incorporated by reference to
              President and Chief Executive Officer              Exhibit 10(p) to Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended March 31, 2005

11            Computation of Net Income per Share                Exhibit 11 omitted because
                                                                 the required information is
                                                                 Included in Notes to
                                                                 Financial Statement

31(a)         Section 302 Certification by James L. Simonton,    Filed Herein
              President and Chief Executive Officer

31(b)         Section 302 Certification by Herman F. Dick Jr.,   Filed Herein
              Treasurer and Chief Financial Officer

\

EXHIBIT NO.                      DESCRIPTION                               LOCATION
-----------   ------------------------------------------------   ----------------------------
32(a)         Certification of James L. Simonton, Chief          Filed Herein
              Executive Officer of Core Molding Technologies,
              Inc., dated August 12, 2005, pursuant to 18
              U.S.C. Section 1350

32(b)         Certification of Herman F. Dick, Jr., Chief        Filed Herein
              Financial Officer of Core Molding Technologies,
              Inc., dated August 12, 2005, pursuant to 18
              U.S.C. Section 1350

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