Form 10-Q
period 2005-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2005-11-14
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from ___________ To ___________

                        Commission File Number 001-12505

                         CORE MOLDING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                          31-1481870
      (State or other jurisdiction                             (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  800 Manor Park Drive, P.O. Box 28183
             Columbus, Ohio                                       43228-0183
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code (614) 870-5000

                                       N/A
         Former name, former address and former fiscal year, if changed since last report.

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

                                 Yes [ ] NO [X]

     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

                                 Yes [ ] NO [X]

     As of November 11, 2005, the latest practicable date, 10,014,510 shares of the registrant's common stock were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          2005           2004
                                                                     -------------   ------------
                                                                      (UNAUDITED)
ASSETS

Cash and cash equivalents                                            $  8,374,368    $  5,358,246
Accounts receivable (less allowance for doubtful accounts:
   September 30, 2005 - $227,000; December 31, 2004 - $235,000)        29,352,539      19,130,835
Inventories:
   Finished and work in process goods                                   2,142,740       2,650,610
   Stores                                                               5,274,404       3,893,886
                                                                     ------------    ------------
         Total inventories                                              7,417,144       6,544,496

Deferred tax asset                                                      1,822,198       1,892,238
Prepaid expenses and other current assets                               2,047,631       2,272,975
                                                                     ------------    ------------
         Total current assets                                          49,013,880      35,198,790

Property, plant and equipment                                          46,917,177      45,387,577
Accumulated depreciation                                              (24,306,206)    (22,657,889)
                                                                     ------------    ------------
Property, plant and equipment - net                                    22,610,971      22,729,688

Deferred tax asset - net                                                6,179,519       9,361,558
Goodwill                                                                1,097,433       1,097,433
Customer list - net                                                       198,072         235,211
Other assets                                                              210,590         337,782
                                                                     ------------    ------------
TOTAL                                                                $ 79,310,465    $ 68,960,462
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion long-term debt                                    $  1,765,716    $  1,735,714
   Current portion deferred gain                                          366,960         453,555
   Current portion of graduated lease payments                            229,269         229,269
   Accounts payable                                                    17,234,392      14,055,397
   Accrued liabilities:
      Compensation and related benefits                                 5,566,766       3,664,949
      Interest                                                             94,327         101,132
      Taxes                                                               307,895         454,618
      Other accrued liabilities                                           982,129         974,400
                                                                     ------------    ------------
         Total current liabilities                                     26,547,454      21,669,034
Long-term debt                                                         10,041,424      11,370,711
Fair value interest rate swap                                             178,154         474,658
Graduated lease payments                                                  314,394         486,346
Deferred long-term gain                                                   394,482         648,053
Postretirement benefits liability                                       9,421,158       8,034,774

STOCKHOLDERS' EQUITY:
Preferred stock - $0.01 par value, authorized shares - 10,000,000;
   Outstanding shares: September 30, 2005 and
   December 31, 2004 - 0                                                       --              --
Common stock - $0.01 par value, authorized shares - 20,000,000;
   Outstanding shares:  September 30, 2005 - 10,014,510 and
   December 31, 2004 - 9,778,680                                          100,145          97,787
Paid-in capital                                                        20,180,191      19,451,392
Accumulated other comprehensive loss, net of income tax effect           (111,098)       (314,536)
Retained earnings                                                      12,244,161       7,042,243
                                                                     ------------    ------------
   Total stockholders' equity                                          32,413,399      26,276,886
                                                                     ------------    ------------
TOTAL                                                                $ 79,310,465    $ 68,960,462
                                                                     ============    ============

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                          -------------------------   -------------------------
                                                              2005          2004          2005          2004
                                                          -----------   -----------   -----------   -----------
NET SALES:
   Products                                               $31,045,446   $24,923,582   $93,262,014   $75,318,864
   Tooling                                                    568,525     1,004,072     4,527,751     1,456,871
                                                          -----------   -----------   -----------   -----------
      Total sales                                          31,613,971    25,927,654    97,789,765    76,775,735
                                                          -----------   -----------   -----------   -----------

Cost of sales                                              25,558,445    22,101,202    77,500,507    63,092,105
Postretirement benefits expense                               569,135       460,818     1,660,329     1,261,605
                                                          -----------   -----------   -----------   -----------
      Total cost of sales                                  26,127,580    22,562,020    79,160,836    64,353,710
                                                          -----------   -----------   -----------   -----------

GROSS MARGIN                                                5,486,391     3,365,634    18,628,929    12,422,025
                                                          -----------   -----------   -----------   -----------

Selling, general and administrative expense                 2,907,003     2,354,693     9,219,409     7,785,464
Postretirement benefits expense                                92,650        75,017       368,351       244,806
                                                          -----------   -----------   -----------   -----------
      Total selling, general and administrative expense     2,999,653     2,429,710     9,587,760     8,030,270

INCOME BEFORE INTEREST AND TAXES                            2,486,738       935,924     9,041,169     4,391,755

Interest income                                                62,442         1,596       123,051         5,000
Interest expense                                             (180,428)     (209,176)     (577,263)     (682,469)
                                                          -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                  2,368,752       728,344     8,586,957     3,714,286

Income taxes:
   Current                                                    124,260        56,548       403,296       261,404
   Deferred                                                   733,312       194,097     2,981,743     1,120,581
                                                          -----------   -----------   -----------   -----------
      Total income taxes                                      857,572       250,645     3,385,039     1,381,985
                                                          -----------   -----------   -----------   -----------

NET INCOME                                                $ 1,511,180   $   477,699   $ 5,201,918   $ 2,332,301
                                                          ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE:
   Basic                                                  $      0.15   $      0.05   $      0.53   $      0.24
   Diluted                                                $      0.14   $      0.05   $      0.50   $      0.24
                                                          ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                    9,990,053     9,778,680     9,876,455     9,778,680
   Diluted                                                 10,578,296     9,789,175    10,388,126     9,837,825
                                                          ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   ACCUMULATED
                                                   COMMON STOCK                                       OTHER           TOTAL
                                                   OUTSTANDING          PAID-IN       RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                SHARES      AMOUNT      CAPITAL       EARNINGS    INCOME (LOSS)       EQUITY
                                              ----------   --------   -----------   -----------   -------------   -----------------
BALANCE AT JANUARY 1, 2005                     9,778,680   $ 97,787   $19,451,392   $ 7,042,243     $(314,536)     $26,276,886

Net income                                                                            5,201,918                      5,201,918

Common shares issued from exercise of stock
options                                          235,830      2,358       728,799                                      731,157

Change in fair value of the interest
rate swaps at September 30, 2005 net of
deferred income tax expense of $100,811.                                                              203,438          203,438
                                              ----------   --------   -----------   -----------     ---------      -----------
BALANCE AT SEPTEMBER 30, 2005                 10,014,510   $100,145   $20,180,191   $12,244,161     $(111,098)     $32,413,399
                                              ==========   ========   ===========   ===========     =========      ===========

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  --------------------------
                                                                      2005           2004
                                                                  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $  5,201,918   $ 2,332,301

Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                     1,742,883     1,537,972
   Deferred income taxes                                             3,151,268     1,120,581
   Interest expense related to ineffectiveness of swap                   7,746            --
   Loss on disposal of assets                                           11,528        16,600
   Gain on translation of foreign currency financial statements         (4,242)      (88,412)
   Amortization of gain on sale/leaseback transactions                (340,166)     (340,165)
   Change in operating assets and liabilities:
      Accounts receivable                                          (10,185,439)   (5,406,348)
      Inventories                                                     (203,786)   (1,093,080)
      Prepaid and other assets                                         225,344      (530,011)
      Accounts payable                                               3,000,200     3,418,646
      Accrued and other liabilities                                  1,467,015       527,805
      Postretirement benefits liability                              1,386,384       958,328
                                                                  ------------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            5,460,653     2,454,217

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                           (1,341,566)   (1,135,929)
Proceeds from maturities of mortgage-backed security investment         88,239         1,032
Proceeds from sale of property and equipment                            65,000            --
Acquisition of Cincinnati Fiberglass, Inc.                            (688,077)           --
Acquisition of Keystone Restyling                                           --      (526,360)
                                                                  ------------   -----------

NET CASH USED IN INVESTING ACTIVITIES                               (1,876,404)   (1,661,257)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                 731,158            --
Net borrowings on line of credit                                            --       585,000
Cash (bank) overdrafts                                                      --      (857,144)
Payments of principal on secured note payable                         (964,285)           --
Payments of principal on industrial revenue bond                      (335,000)     (310,000)
                                                                  ------------   -----------

NET CASH USED IN FINANCING ACTIVITIES                                 (568,127)     (582,144)

NET INCREASE  IN CASH AND CASH EQUIVALENTS                           3,016,122       210,816

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,358,246       346,191
                                                                  ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  8,374,368   $   557,007
                                                                  ============   ===========
Cash paid for:
   Interest                                                       $    399,143   $   636,998
                                                                  ============   ===========
   Income taxes                                                   $    484,918   $   257,502
                                                                  ============   ===========

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at September 30, 2005, and the results of their operations and cash flows. The "Consolidated Notes to Financial Statements", which are contained in the 2004 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements. Certain reclassifications have been made to prior year's amounts to conform to the classifications of such amounts for 2005.

     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio, Batavia, Ohio, Gaffney, South Carolina, and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") in a closed mold process. The Batavia facility, which was acquired in August 2005 (see Note 6), produces reinforced plastic products by a robotic spray-up open mold process and multiple insert tooling ("MIT") closed mold process. The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer ("RTM") closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry as a result of its September 2004 acquisition of certain assets of Keystone Restyling Products, Inc. (see Note 6).

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

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------   -----------------------
                                                   2005        2004        2005         2004
                                                ----------   --------   ----------   ----------
Net income as reported                          $1,511,180   $477,699   $5,201,918   $2,332,301
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                              34,822     40,848      189,461       73,148
                                                ----------   --------   ----------   ----------
Pro forma net income                            $1,476,358   $436,851   $5,012,457   $2,259,153
                                                ==========   ========   ==========   ==========

Earnings per share:
   Basic - as reported                          $     0.15   $   0.05   $     0.53   $     0.24
   Basic - pro forma                            $     0.15   $   0.04   $     0.51   $     0.23
   Diluted - as reported                        $     0.14   $   0.05   $     0.50   $     0.24
   Diluted - pro forma                          $     0.14   $   0.04   $     0.48   $     0.23

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

     The computation of basic and diluted earnings per common share is as follows:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                  ------------------------   ------------------------
                                                      2005         2004          2005         2004
                                                  -----------   ----------   -----------   ----------
Net income                                        $ 1,511,180   $  477,699   $ 5,201,918   $2,332,301
                                                  -----------   ----------   -----------   ----------
Weighted average common shares
   outstanding (basic)                              9,990,053    9,778,680     9,876,455    9,778,680
Plus: dilutive options assumed exercised              997,270      121,500       997,270      871,885
Less: shares assumed repurchased with proceeds
   from exercise                                     (409,027)    (111,005)     (485,599)    (812,740)
                                                  -----------   ----------   -----------   ----------
Weighted average common and  potentially
   issuable common shares outstanding (diluted)    10,578,296    9,789,175    10,388,126    9,837,825
                                                  ===========   ==========   ===========   ==========
Basic earnings per common share                   $      0.15   $     0.05   $      0.53   $     0.24
Diluted earnings per common share                 $      0.14   $     0.05   $      0.50   $     0.24

     For the three and nine months ended September 30, 2005, there were no antidilutive options. For the three and nine months ended September 30, 2004 there were 894,800 and 20,000 antidilutive options, respectively.

3. SALES REVENUE

     Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Freightliner, LLC ("Freightliner"), PACCAR, Inc. ("PACCAR"), and Yamaha Motor Manufacturing Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2005 and September 30, 2004:

                     THREE MONTHS ENDED         NINE MONTHS ENDED
                        SEPTEMBER 30,             SEPTEMBER 30,
                -------------------------   -------------------------
                    2005          2004          2005          2004
                -----------   -----------   ----------    -----------
International   $15,160,355   $14,123,020   $51,140,598   $40,948,665
Freightliner      4,285,745     4,191,227    13,465,489    10,206,119
PACCAR            5,704,260     1,155,223     8,494,156     2,611,291
Yamaha            1,257,229     1,962,415     8,852,939     9,878,162
                -----------   -----------   -----------   -----------
   Subtotal      26,407,589    21,431,885    81,953,182    63,644,237
Other             5,206,382     4,495,769    15,836,583    13,131,498
                -----------   -----------   -----------   -----------
   Total        $31,613,971   $25,927,654   $97,789,765   $76,775,735
                ===========   ===========   ===========   ===========

     In the third quarter, Core Molding Technologies was informed by Yamaha of its intention to diversify its supplier base and as a result, may not continue to be a major customer in future reporting periods.

4. COMPREHENSIVE INCOME

     Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statement of Income. The components of comprehensive income, net of tax, are as follows:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 -----------------------   -----------------------
                                                     2005         2004        2005         2004
                                                 -----------   ---------   ----------   ----------
Net income                                        $1,511,180   $ 477,699   $5,201,918   $2,332,301

Change in fair value of the interest rate
swaps, net of deferred income tax expense of
$61,450 and tax benefit of $58,771 for the
three months ended September 30, respectively;
and tax expense of $100,811 and $3,162 for the
nine months ended September 30, respectively.        119,286    (114,085)     203,438        6,139
                                                  ----------   ---------   ----------   ----------
   Comprehensive income                           $1,630,466   $ 363,614   $5,405,356   $2,338,440
                                                  ==========   =========   ==========   ==========

5. POSTRETIREMENT BENEFITS

     The components of expense for all of Core Molding Technologies' postretirement benefits plans for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER 30,
                                -------------------   -----------------------
                                  2005       2004        2005         2004
                                --------   --------   ----------   ----------
Pension Expense:
   Interest cost                $  4,000   $  4,000   $   12,000   $   12,000
   Defined contribution plan
      Contributions              170,000    115,000      348,000      222,000
   Multi-employer plan
      Contributions               39,000     77,000      282,000      217,000
                                --------   --------   ----------   ----------
Total pension expense            213,000    196,000      642,000      451,000
                                --------   --------   ----------   ----------

Health and Life Insurance:
   Service cost                  225,000    165,000      676,000      482,000
   Interest cost                 183,000    105,000      552,000      451,000
   Amortization of net loss       41,000     70,000      159,000      122,000
                                --------   --------   ----------   ----------
Net periodic benefit cost        449,000    340,000    1,387,000    1,055,000
                                --------   --------   ----------   ----------
Total postretirement benefits
   expense                      $662,000   $536,000   $2,029,000   $1,506,000
                                ========   ========   ==========   ==========

     Core Molding Technologies has made contributions of approximately $664,000 to pension plans through September 30, 2005 of which $394,000 was accrued at December 31, 2004. Core Molding Technologies expects to make approximately $198,000 of postretirement benefit payments through the remainder of 2005.

     In May 2004, the Financial Accounting Standards Board ("FASB") staff issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). Core Molding Technologies adopted the provisions of the Act in the third quarter of 2004. The adoption of the provisions of the Act increased net income for the three and nine months ended September 30, 2004 by $39,300 and $117,900 respectively.

6. ACQUISITIONS

     On August 3, 2005 Core Molding Technologies, Inc. acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market, for $688,077. Core Molding Technologies has continued operation of the Batavia facility. As part of the acquisition, Core Molding Technologies agreed to lease the manufacturing facility from the previous owner of Diversified Glass, Inc.

     The acquisition will be recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

     The following table presents the allocation of the purchase price:

Inventory                     $ 668,862
Property and Equipment          100,000
Tooling accounts receivable      36,265
                              ---------
Total assets purchased          805,127

Accrued vacation assumed      $(117,050)
                              ---------
Net purchase price            $ 688,077
                              =========

     The following table reflects the unaudited consolidated results of operations on a pro forma basis had the Cincinnati Fiberglass Division of Diversified Glass, Inc. been included in operating results from January 1, 2004. There are no material non-recurring items in the pro forma results of operations.

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                        -------------------------   --------------------------
                                            2005          2004          2005           2004
                                        -----------   -----------   ------------   -----------
Net Sales (pro forma)                   $33,446,153   $31,091,410   $111,913,639   $89,129,856
                                        ===========   ===========   ============   ===========
Net Income (pro forma)                  $ 1,405,123   $   654,714   $  5,880,798   $ 2,479,300
                                        ===========   ===========   ============   ===========

Net Income Per Share (pro forma)
   Basic                                $      0.14   $      0.07   $       0.60   $      0.25
   Diluted                              $      0.13   $      0.07   $       0.57   $      0.25

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

     In September 2004, Core Molding Technologies purchased substantially all of the assets consisting primarily of inventory and equipment, of Keystone Restyling Products, Inc., for $544,150. Core Molding Technologies may be required to pay contingent cash payments based on certain earnings threshold of the acquired business during the three-year period beginning January 1, 2005, and continuing through December 31, 2007. No payments have been required as of September 30, 2005. Additional costs will be recorded as an intangible asset.

     The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to tangible and identified intangible assets acquired based on the estimated fair values at the date of acquisition. If the acquisition had occurred at January 1, 2004, the operating results of Keystone Restyling Products, Inc. would not have been significant to Core Molding Technologies.

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

7. INTEREST RATE SWAPS

     Core Molding Technologies has entered into interest rate swap agreements, which are designated as cash flow hedging instruments on both the Industrial Revenue Bond ("IRB") and the bank note payable. In all periods presented Core Molding Technologies cash flow hedges were highly effective; any ineffectiveness was not material. Interest expense related to the ineffectiveness of the IRB swap was $7,746 for the nine months ended September 30, 2005. None of the changes in the fair value of our interest rate swaps have been excluded from our assessment of hedge effectiveness.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," to replace Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It also establishes the required methods by which entities should include accounting changes or error corrections in previously issued financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The company intends to adopt this statement for fiscal 2006.

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

     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International Truck & Engine Corporation's ("International") truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up and hand-lay-up open mold process and resin transfer ("RTM") close mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and multiple insert tooling ("MIT") closed mold process.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 2004

     Net sales for the three months ended September 30, 2005, totaled $31,614,000, representing an approximate 22% increase from the $25,928,000 reported for the three months ended September 30, 2004. Included in total sales are tooling project revenues of $569,000 and $1,004,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, were higher by approximately 25% for the three months ended September 30, 2005, as compared to the same period a year ago. The primary reason for the increase in sales is due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks as well as the addition of the recently acquired Batavia, Ohio facility. Sales to International totaled $15,160,000 for the three months ended September 30, 2005, an approximate 7% increase from the three months ended September 30, 2004 amount of $14,123,000. The primary reason for the increase in sales to International was due to the positive impact general economic conditions have had, as referenced above. Sales to Freightliner totaled $4,286,000 for the three months ended September 30, 2005, which was an increase of approximately 2% from the $4,191,000 for September 30, 2004. Sales to PACCAR totaled $5,704,000 for the three months ended September 30, 2005, an approximate 394% increase from the three months ended September 30, 2004 amount of $1,155,000. The primary reason for the increase in sales to PACCAR is due to the addition of the recently acquired Batavia, Ohio facility. Sales to Yamaha totaled $1,257,000 for the three months ended September 30, 2005, an approximate 36% decrease from the three months ended September 30, 2004 amount of $1,962,000. The primary reasons for this decrease was due to the decision of Yamaha to diversify its supplier base.

     Sales to other customers for the three months ended September 30, 2005, increased approximately 16% to $5,206,000 from $4,496,000 for the three months ended September 30, 2004. The increase in sales was primarily due to the addition of Core Molding Technologies automotive aftermarket division, which was acquired in September of 2004. Also contributing to this increase are new customers at Core Molding Technologies' Matamoros facility.

     Gross margin was approximately 17.4% of sales for the three months ended September 30, 2005, compared with 13.0% for the three months ended September 30, 2004. The primary reason for this increase was due to improved production efficiencies related to material usage, primarily reduced scrap costs. Other positive impacts on gross margin were improved labor efficiencies and the favorable effect of increased production volumes, which allows Core Molding Technologies to better absorb its fixed costs of production. Partially offsetting these improvements were increases in employee benefits, repairs and maintenance and increased costs of several raw materials and operating expenses, particularly those related to petroleum and energy sources.

     Selling, general and administrative expenses ("SG&A") totaled $3,000,000 for the three months ended September 30, 2005, increasing from $2,430,000 for the three months ended September 30, 2004. The primary reasons for this difference was due to increases in labor costs and certain employee benefits.

     Net interest expense totaled $118,000 for the three months ended September 30, 2005, decreasing from $208,000 for the three months ended September 30, 2004. The primary reason for the decrease was due to interest income of $62,000 for the three months ended September 30, 2005 compared to interest income of $2,000 for the same time period a year ago. Interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

     Income taxes for the three months ended September 30, 2005, are estimated to be approximately 36% of total earnings before taxes. Actual income tax payments will be lower than the recorded income tax expense, as Core Molding Technologies has substantial federal tax net operating loss carryforwards. These net operating loss carryforwards were recorded as a deferred tax asset. As the tax net operating loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

     Net income for the three months ended September 30, 2005, was $1,511,000, or $.15 per basic and $.14 per diluted share, representing an increase of $1,033,000 over the net income for the three months ended September 30, 2004, of $478,000, or $.05 per basic and diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER
                                    30, 2004

     Net sales for the nine months ended September 30, 2005, totaled $97,790,000, representing an approximate 27% increase from the $76,776,000 reported for the nine months ended September 30, 2004. Revenue from tooling projects totaled $4,528,000 for the nine months ended September 30, 2005. Tooling project revenues for the nine months ended September 30, 2004, totaled $1,457,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 24% for the nine months ended September 30, 2005, as compared to September 30, 2004. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks as well as the addition of the recently acquired Batavia, Ohio facility. Sales to International for the nine months ended September 30, 2005 were $51,141,000, an approximate 25% increase as compared to the nine months ended September 30, 2004 of $40,949,000. The primary reasons for the increase in sales to International were due to the positive impact general economic conditions have had, as referenced above, as well as the recognition of tooling revenue. Sales to Freightliner totaled $13,465,000 for the nine months ended September 30, 2005, which was an increase of approximately 32% from the $10,206,000 for September 30, 2004. The primary reason for this increase was due to increased order volumes due to the reason mentioned above. Sales to PACCAR totaled $8,494,000 for the nine months ended September 30, 2005, an approximate 225% increase from the $2,611,000 for the same time a year ago. The primary reason for the increase in sales to PACCAR is due to the addition of the recently acquired Batavia, Ohio facility as well as the positive impact general economic conditions have had, as referenced above. Sales to Yamaha totaled $8,853,000 for the nine months ended September 30, 2005, an approximate 10% decrease from the nine months ended September 30, 2004 amount of $9,878,000. The primary reason for this decrease was due to the decision of Yamaha to diversify its supplier base.

     Sales to other customers for the nine months ended September 30, 2005, increased approximately 21% to $15,837,000 from $13,131,000 for the nine months ended September 30, 2004. The increase in other sales was primarily due to sales from Core Molding Technologies automotive aftermarket division, which was acquired in September 2004. Also contributing to the increase in sales was the addition of new customers at Core Molding Technologies' Matamoros facility.

     Gross margin was approximately 19.0% of sales for the nine months ended September 30, 2005, compared with 16.2% for the nine months ended September 30, 2004. The increase in gross margin, as a percentage of sales from the prior year, was primarily due to production efficiencies related to labor usage. Increases in production volumes also added to the increased gross margin for the current period, as Core Molding Technologies was better able to absorb its fixed cost of production. Partially offsetting these improvements were increases in the costs of several raw materials and operating expenses, particularly those related to petroleum and energy sources.

     Selling, general and administrative expenses ("SG&A") totaled $9,588,000 for the nine months ended September 30, 2005, increasing from $8,030,000 for the nine months ended September 30, 2004. The primary reason for this difference was due to increases in certain employee benefits.

     Net interest expense totaled $454,000 for the nine months ended September 30, 2005, decreasing from $677,000 for the nine months ended September 30, 2004. The decrease is due to regularly scheduled principal payments made in 2005 and interest income of $123,000 for the nine months ended September 30, 2005 compared to $5,000 for the same time period a year ago. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

     Income taxes for the nine months ended September 30, 2005, are estimated to be approximately 39% of total earnings before taxes. The difference between the effective tax rate and the statutory tax rate is due to expensing previously recorded deferred state tax assets that Core Molding Technologies will not be able to realize as a result of the recent Ohio corporate tax legislation, enacted on September 30, 2005, which phases out Ohio's Corporate Franchise Tax based on income and phases in a new gross receipts tax called the Commercial Activity Tax. As a result, Core Molding Technologies recorded an additional income tax expense of $193,000 in the nine months ended September 30, 2005. Actual income tax payments will be lower than the recorded income tax expense, as Core Molding Technologies has substantial federal tax net operating loss carryforwards. These net operating loss carryforwards were recorded as a deferred tax asset. As the tax net operating loss carryforwards are utilized to offset federal income tax payments, Core Molding Technologies reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

     Net income for the nine months ended September 30, 2005, was $5,202,000, or $.53 per basic and $.50 per diluted share, representing an increase of $2,870,000 over the net income for the nine months ended September 30, 2004, of $2,332,000, or $.24 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Core Molding Technologies' primary cash requirements are for operating expenses and capital expenditures. These cash requirements have historically been met through a combination of cash flow from operations, equipment leasing, issuance of Industrial Revenue Bonds and bank lines of credit.

     Cash provided by operations for the nine months ended September 30, 2005 totaled approximately $5,461,000. Net income increased operating cash flows by $5,202,000. Non-cash expenses of depreciation and amortization added $1,743,000 to positive operating cash flows. The decrease in deferred income taxes also had a positive impact on operating cash flows of $3,151,000, which is primarily a result of Core Molding Technologies' net operating loss carryforwards reducing current year tax obligations. In addition, the increase in the postretirement healthcare benefits liability of $1,386,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Also adding to positive cash flow was an increase in accounts payable of $3,000,000 and accrued and other liabilities of $1,467,000 due to timing differences. Partially offsetting the above referenced increases in operating cash flows was an increase in accounts receivable of $10,185,000, which is primarily related to increased sales volume.

     Cash used for investing activities was $1,876,000 for the nine months ended September 30, 2005. Capital expenditures totaled $1,342,000, which was primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $760,000 for the remainder of the year for capital projects, which will be funded by cash from operations. The purchase of certain assets of Cincinnati Fiberglass, Inc. for $688,000 contributed to the overall use of cash for investing activities. Adding to cash flows from investing activities was $88,000 from the maturity of a mortgage-backed security investment and $65,000 from the sale of property plant and equipment.

     Cash used for financing activities was $568,000. Core Molding Technologies made principal repayments on the bank note payable of $964,000 and regularly scheduled payments on the Industrial Revenue Bond of $335,000. Partially offsetting these payments were proceeds of $731,000 from the issuance of common stock related to the exercise of 235,830 stock options.

     At September 30, 2005, Core Molding Technologies had cash on hand of $8,374,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2007 ("Line of Credit"). At September 30, 2005, Core Molding Technologies had no outstanding borrowing on the Line of Credit. As of September 30, 2005, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. These covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2005. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

Accounts receivable allowances:

     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $227,000 at September 30, 2005, and $235,000 at December 31, 2004. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable for chargebacks of $778,000 at September 30, 2005, and $719,000 at December 31, 2004.

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

Goodwill and Long-Lived Assets:

     Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse affect on Core Molding Technologies' ability to recover its long-lived assets. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2005 or the year ended December 31, 2004.

Post retirement benefits:

     Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2004 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,421,000 at September 30, 2005, and $8,035,000 at December 31, 2004.

Income taxes:

     The Condensed Consolidated Balance Sheet at September 30, 2005 and December 31, 2004, includes a deferred tax asset of $8,002,000 and $11,254,000. Core Molding Technologies performs analyses to evaluate the amount of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2004 Annual Report to Shareholders.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Core Molding Technologies' primary market risk results from changes in the price of commodities used in its manufacturing operations. Core Molding Technologies is also exposed to fluctuations in interest rates and foreign currency fluctuations associated with the Mexican peso. Core Molding Technologies does not hold any material market risk sensitive instruments for trading purposes.

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

     Assuming a hypothetical 10% change in short-term interest rates in both the nine month periods ended September 30, 2005, and 2004, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No submission of matters to a vote of security holders occurred during the three months ended September 30, 2005.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     See Index to Exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORE MOLDING TECHNOLOGIES, INC.


Date: November 14, 2005                 By: /s/ James L. Simonton
                                            ------------------------------------
                                            James L. Simonton
                                            President, Chief Executive Officer
                                            and Director


Date: November 14, 2005                 By: /s/ Herman F. Dick, Jr.
                                            ------------------------------------
                                            Herman F. Dick, Jr.
                                            Treasurer and Chief Financial
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

2(b)(2)       First Amendment to Agreement and Plan           Incorporated by reference to
              of Merger dated as of December 27, 1996         Exhibit 2(b)(2) to Annual Report
              Between Core Molding Technologies, Inc. and     on Form 10-K for the year ended
              RYMAC Mortgage Investment Corporation           December 31, 2002

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

4(a)(1)       Certificate of Incorporation of Core Molding    Incorporated by reference to
              Technologies, Inc. as filed with the            Exhibit 4(a) to Registration
              Secretary of State of Delaware on               Statement on Form S-8
              October 8, 1996                                 (Registration No. 333-29203)

4(a)(2)       Certificate of Amendment of Certificate         Incorporated by reference to
              of Incorporation of Core Materials              Exhibit 4(b) to Registration
              Corporation as filed with the Secretary of      Statement on Form S-8
              State of Delaware on November 6, 1996           (Registration No. 333-29203)

4(a)(3)       Certificate of Incorporation of Core            Incorporated by reference to
              Materials Corporation, reflecting amendments    Exhibit 4(c) to Registration
              through November 6, 1996 [for purposes of       Statement on Form S-8
              compliance with Securities and Exchange         (Registration No. 333-29203)
              Commission filing requirements only]

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

11            Computation of Net Income per Share             Exhibit 11 omitted because the
                                                              required information is
                                                              Included in Notes to Financial
                                                              Statement

31(a)         Section 302 Certification by James L.           Filed Herein
              Simonton, President and Chief Executive
              Officer

31(b)         Section 302 Certification by Herman F. Dick     Filed Herein
              Jr., Treasurer and Chief Financial Officer

EXHIBIT NO.   DESCRIPTION                                     LOCATION
-----------   -----------                                     --------
32(a)         Certification of James L. Simonton, Chief       Filed Herein
              Executive Officer of Core Molding
              Technologies, Inc., dated November 14, 2005,
              pursuant to 18 U.S.C. Section 1350

32(b)         Certification of Herman F. Dick, Jr., Chief     Filed Herein
              Financial Officer of Core Molding
              Technologies, Inc., dated November 14, 2005,
              pursuant to 18 U.S.C. Section 1350

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