Form 10-K
period 2005-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2006-03-30
CIK 1026655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 001-12505

                         CORE MOLDING TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                              31-1481870
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     800 Manor Park Drive,
 P.O. Box 28183, Columbus, Ohio                                  43228 - 0183
     (Address of principal                                        (Zip Code)
       executive offices)

       Registrant's telephone number, including area code: (614) 870-5000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class       Name of each exchange on which registered
     -------------------       -----------------------------------------
Common Stock, par value $.01            American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No   X
    -----    -----

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No   X
    -----    -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the American Stock Exchange was $55,503,622 as of June 30, 2005, the last business day of registrant's most recently completed second fiscal quarter. The number of shares of registrant's Common Stock outstanding as of March 27, 2006 was 10,046,217.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2006 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

      HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

     In 1996, RYMAC Mortgage Investment Corporation ("RYMAC") incorporated Core Molding Technologies, Inc. ("Core Molding Technologies" or the "Company"), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of International Truck & Engine Corporation ("International"). On December 31, 1996, RYMAC merged with the Company with the result being that the Company was the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of Columbus Plastics from International in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. International currently owns 42.5% of the outstanding stock of the Company.

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

     In conjunction with establishment of operations for the assets acquired from Airshield Corporation, the Company also incorporated two corporations and leased a facility in Mexico. In October 2001, the Company (5% owner) and Core Composites Corporation (95% owner) incorporated Composites Services de Mexico,
S. de R.L. de C.V. ("Composites Services") and Corecomposites de Mexico, S. de R.L. de C.V. ("Corecomposites") in Matamoros, Mexico. Composites Services was established to be the employer of all Mexican national employees for the Company's operations in Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all product produced is exported back to Core Composites Corporation who sells such product to United States based external customers. In October 2005, Composites Services merged with Corecomposites resulting in one remaining legal entity, Corecomposites de Mexico, S. de R.L. de C.V.

     In September 2004, the Company formed Core Automotive Technologies, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Core Automotive"). This entity was established for the purpose of holding and establishing operations for Keystone Restyling, Inc. assets, which the Company acquired on September 27, 2004 as part of the Company's diversified growth strategy. Keystone Restyling, Inc. was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the automotive and light truck aftermarket industries. The Company's facility in Matamoros, Mexico provides manufacturing services for Core Automotive Technologies.

     In August 2005, the Company formed Core Composites Cincinnati, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Core Composites Cincinnati"). This entity was established for the purpose of holding and establishing operations for the Cincinnati Fiberglass Division of Diversified Glass Inc. assets, which the Company acquired on August 1, 2005. The Cincinnati Fiberglass Division of Diversified Glass, Inc., was a privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. As a result of this acquision the Company has leased a manufacturing facility in Batavia, Ohio.

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

     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio, Batavia, Ohio, Gaffney, South Carolina, and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding of sheet molding compound ("SMC") in a closed mold process. The Batavia facility, which was leased in August 2005, produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding ("RTM") closed mold process utilizing multiple insert tooling ("MIT"). The leased Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer ("RTM") closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry.

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

     The largest markets for reinforced plastics are transportation (automotive and truck), construction, marine, and industrial applications. The Company's four major customers are International, Freightliner, LLC ("Freightliner"), PACCAR, Inc. ("PACCAR"), and Yamaha Motor Manufacturing Corporation ("Yamaha"), which are supplied proprietary reinforced plastic products for medium and heavy-duty trucks and personal watercraft. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive suppliers, to manufacturers of commercial products and to wholesale distributors and other end users of aftermarket products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer ("OEM"); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products for the automotive and light truck aftermarkets, and (5) acquiring an existing molding business. The Company's efforts are currently directed towards all five areas.

MAJOR COMPETITORS

     The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, VRIM and MIT processes in the United States. The Company faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Budd Plastics Division, Molded Fiber Glass Companies, Continental Structural Plastics, Polywheels, Renee Composites, Camoplast and Goldshield. The Company believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, cost and delivery. However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering and manufacturing and marketing capabilities.

MAJOR CUSTOMERS

     The Company currently has four major customers, International, Freightliner, PACCAR and Yamaha. The loss of a significant portion of sales to International, Freightliner, PACCAR, or Yamaha would have a material adverse effect on the business of the Company. In previous years the Company identified Lear Corporation as a major customer; however, in 2005 Lear was not considered a significant customer due to lower sales volumes.

     Relationship with International

     In May 2003, the Company entered into a Comprehensive Supply Agreement, which was effective as of November 1, 2002. Under this Comprehensive Supply Agreement, the Company became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts using the SMC process, as long as the Company remains competitive in cost, quality and delivery, effective through October 31, 2006. The Company is in the process of negotiating a new long-term supply agreement to take effect when the current agreement expires.

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

     The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 51%, 54% and 55% of total sales for 2005, 2004 and 2003, respectively.

     Relationship with Freightliner

     As a result of the October 16, 2001, Airshield Asset Acquisition, the Company began a supply relationship with Freightliner. The Company produces hoods, air deflectors, air fairings, splash panels and other components for Freightliner who uses such products on its heavy and medium duty trucks.

Sales to Freightliner amounted to approximately 13%, 12% and 11% of total sales for 2005, 2004 and 2003, respectively.

     Relationship with PACCAR

     As a result of the August 1, 2005, acquisition of Cincinnati Fiberglass Division of Diversified Glass, Inc., the Company increased its supply relationship with PACCAR. The Company produces roofs, backpanels, shrouds, and other components for PACCAR who uses such products on its heavy and medium duty trucks.

Sales to PACCAR amounted to approximately 12%, 4% and 3% of total sales for 2005, 2004, and 2003, respectively.

     Relationship with Yamaha

     The Company also assumed from International the long-standing supply relationship between Columbus Plastics and Yamaha. The Company has supplied a significant amount of the SMC products for Yamaha's personal watercraft since 1990.

     Products produced for Yamaha include decks, hulls, engine hatches, bulkheads, reinforcements and SMC compound. The Company has worked closely with Yamaha over the years to improve the surface quality of Yamaha products and to identify new process control techniques and improved materials. Demand for products from Yamaha is related to the level of general economic activity and specifically to the cyclical and seasonal nature of the personal watercraft industry among other factors.

     In the third quarter of 2005, the Company was informed by Yamaha of its intention to diversify its supplier base and as a result Yamaha may not continue to be a major customer in future reporting periods.

     Sales to Yamaha amounted to approximately 8%, 12% and 15% of total sales for 2005, 2004 and 2003, respectively.

OTHER CUSTOMERS

     The Company also produces products for other truck manufacturers, the automotive after-market industries and various other customers. In 2005, sales to these customers individually were all less than 10% of total annual sales.

EXPORT SALES

     The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars and include sales to Canada, were approximately $19,170,000, $17,458,000 and $17,084,000 for the years ended 2005,
2004 and 2003, respectively. These export sales dollars represent approximately 15%, 16% and 18% of total sales for 2005, 2004 and 2003, respectively.

FOREIGN OPERATIONS

     As a result of the Airshield Asset Acquisition, the Company began importing products into the United States as substantially all products produced in the Company's Mexican facility are sold to customers in the United States. The sales of products imported were approximately 19%, 18% and 20% of total sales in 2005, 2004 and 2003, respectively.

     The Company owns long-lived assets totaling $989,000 at December 31, 2005 that are located at the Mexican operations.

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

     The Company incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:

          -    Control information during various production processes; and

          -    Data for statistical batch controls.

The Company has the capacity to manufacture approximately 48 million pounds of SMC sheet material annually. The following table shows production of SMC for 2005, 2004 and 2003.

       SMC Pounds
        Produced
Year   (Millions)
----   ----------
2005       31
2004       32
2003       27

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

     Compression Molding - Compression molding is a process whereby SMC or Glass Mat Thermoplastic, which is a combination of glass and thermoplastic resins, is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for higher volume products, which is necessary to justify the customers' investment in molds.

     The Company currently owns or leases 16 compression-molding presses in its Columbus, Ohio plant, which range in size from 500 to 4,500 tons. The Company also owns or leases 11 presses in its Gaffney, South Carolina plant, which range in size from 1,000 to 3,000 tons. As of December 31, 2005, the Company had two large tonnage presses in storage. It is the Company's intention to install these two presses in its Columbus, Ohio production facility. This is part of a 2006 expansion project to support two new product launches for existing customers that will go into production in 2007.

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

     Resin Transfer Molding (RTM) - This process employs two molds, typically a core and a cavity, similar to matched die molding. The composite is produced by placing glass mat, chopped strand or continuous strand fiberglass in the mold cavity in the desired pattern. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure, and then it is removed from the mold and trimmed to shape. Fiberglass reinforced products produced from the RTM process exhibit a high quality surface on both sides of the part and excellent part thickness. Multiple insert tooling (MIT) technique can be utilized in the RTM process to improve throughput based upon volume requirements.

     Open Molded Products

     The Company produces reinforced plastic products using both the spray-up and hand-lay-up methods of open molding.

     Hand-Lay-Up - This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and removed from the mold. After removal, the part typically undergoes trimming to achieve the net shape desired. Parts that would be cosmetic in their end use would have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or non-smooth, interior surface. These fiberglass reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.

     Spray-Up - This process utilizes the same type of shell mold, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass yarns and resin feed the chopper/spray gun. The resin coated, chopped glass, which is approximately one inch in length, is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold and is then trimmed to the desired shape. Parts that would be used for cosmetic purposes in their end use would typically have a gel coat applied to the mold surface prior to the resin coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or non-smooth, interior surface.

     The Company currently operates seventeen separate spray-up cells in the Matamoros, Mexico facility that are capable of producing fiberglass-reinforced products with and without gelcoat surfaces. As a result of the Cincinnati Fiberglass acquisition, the Company also has a chain driven robotic gelcoating and spray up line at the Batavia, Ohio location. Part sizes weigh from a few pounds to well over a hundred pounds with surface quality tailored for the end use application.

Assembly, Machining, and Paint Products

     Many of the products molded by the Company are assembled, machined and/or prime painted to result in a completed product used by the Company's end-customers.

     The Company has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly and machining work to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. The Company utilizes spot paint booths and batch ovens in its facilities when warranted. The Company contracts with outside parties when customers require that the Company provide a finish of a top coat of paint.

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

BACKLOG

     The Company relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a "just-in-time" basis. The ordered backlog was approximately $11.8 million and $10.4 million at December 31, 2005 and 2004, respectively, all of which the Company expects to ship within a year.

CAPACITY CONSTRAINTS

     In previous years, the Company has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers' production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.

     Based on recent production schedules, the Company has not had difficulty in providing various shift schedules necessary to meet customer requirements, however, based on 2006 customer requirement projections management believes extended shift and day schedules may be required.

     See further discussion of machine and facility capacities at "Item 2 Properties" contained elsewhere in this Annual Report.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Capital expenditures totaled approximately $3.0 million, $1.3 million and $1.4 million for 2005, 2004 and 2003, respectively. Capital expenditures consist primarily of the purchase of production equipment to manufacture parts as well as storage racks, computers and office furniture and fixtures.

     Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new reinforced plastic products and improving existing products and manufacturing processes.

     The Company does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in its research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that internal costs related to research and development activities approximate $360,000 in 2005, $383,000 in 2004 and $251,000 in 2003.

ENVIRONMENTAL COMPLIANCE

     The Company's manufacturing operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of hazardous and nonhazardous pollutants into the air and waterways. The Company has established and implemented standards for the treatment, storage and disposal of hazardous waste. The Company's policy is to conduct its business with due regard for the preservation and protection of the environment. The Company's environmental waste management involves the regular auditing of all satellite hazardous waste accumulation points, all hazardous waste activities and every authorized treatment, storage and disposal facility. As part of the Company's environmental policy all employees are trained on waste management and other environmental issues. Through continual auditing the Company can ensure that all facilities are in compliance with the applicable federal, state and local environmental laws and regulations.

     In June 2003, the Ohio Environmental Protection Agency ("Ohio EPA") issued Core Molding Technologies' final Title V Operating Permit for the Columbus, Ohio facility. Since that time, Core Molding Technologies has substantially complied with the requirements of this permit. Core Molding Technologies does not believe that the cost to comply with this permit will have a material effect on its operations, competitive position or capital expenditures through fiscal year 2006.

EMPLOYEES

     As of December 31, 2005, the Company employed a total of 1,377 employees, which consists of 793 employees in its United States operations and 584 employees in its Mexican operations. Of these 1,377 employees, 295 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 6, 2007, and 505 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2007.

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

SEASONALITY & BUSINESS CYCLE

     The Company's business is affected annually by the production schedules of its customers. Certain of the Company's customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company's third quarter. Certain customers also typically shut down their operations during the last week of December, as well. As a result, demand for the Company's products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuates on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company's products.

ITEM 1A. RISK FACTORS

The following risk factors describe various risks that may affect our business, financial condition and operations. References to "we," "us," and "our" in this "Risk Factors" section refer to Core Molding Technologies and its subsidiaries, unless otherwise specified or unless the context otherwise requires.

WE ARE DEPENDENT ON SALES TO A SMALL NUMBER OF OUR MAJOR CUSTOMERS.

     Sales to International, Freightliner, PACCAR, and Yamaha constituted approximately 51%, 13%, 12% and 8%, respectively, of our 2005 net sales. No other customer accounted for more than 8% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations or financial condition.

     We are a standard supplier to each of our major customers, which results in recurring revenues. If we could not maintain our supplier relationship with any of our major customers it could have a material adverse effect on our business, results of operations or financial condition.

     We are continuing to engage in efforts intended to improve and expand our relations with International, Freightliner, PACCAR, and Yamaha as well as provide support for our entire customer base. We have supported our position with customers through direct and active contact through our sales, quality, engineering and operational personnel. We cannot make any assurances that we will maintain or improve our customer relationships, whether these customers will continue to do business with us as they have in the past or whether we will be able to supply these customers or any of our other customers at current levels.

OUR BUSINESS IS AFFECTED BY THE CYCLICAL NATURE OF THE INDUSTRIES AND MARKETS THAT WE SERVE.

     The heavy- and medium-duty truck industries are highly cyclical. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations and other taxes), consumer spending, fuel costs and our customers' inventory levels and production rates. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations or financial condition.

PRICE INCREASES IN RAW MATERIALS AND AVAILABILITY OF RAW MATERIALS COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Core Molding Technologies purchases resins and fiberglass for use in production as well as steel components for product assembly. The prices of resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand and the Company has incurred increases in raw material costs over the past few years. The Company attempts to reduce its exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and sales price adjustments. If we are unsuccessful in developing ways to mitigate these raw material increases we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

COST REDUCTION AND QUALITY IMPROVEMENT INITIATIVES BY ORIGINAL EQUIPMENT MANUFACTURERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     We are primarily a components supplier to the heavy- and medium-duty truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on components suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from suppliers with lower production costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

WE OPERATE IN HIGHLY COMPETITIVE MARKETS.

The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of capability, product quality, cost and delivery. Some of the Company's competitors have greater financial resources, research and development facilities, design engineering, manufacturing and marketing capabilities.

WE MAY BE SUBJECT TO ADDITIONAL SHIPPING EXPENSE OR LATE FEES IF WE ARE NOT ABLE TO MEET OUR CUSTOMERS' ON-TIME DEMAND FOR OUR PRODUCTS.

     We must continue to meet our customers' demand for on-time deliver of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our company or one or more of its' plants and an unforeseen spike in demand for our products, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations or financial condition.

IF WE FAIL TO RETAIN KEY PERSONNEL OUR BUSINESS COULD BE HARMED.

     Our success largely depends on the efforts and abilities of key personnel within the company. Their skills, experience and industry contacts significantly benefit us. The inability to retain key personnel could have a material adverse effect on our business, results of operations or financial condition. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel.

WORK STOPPAGES OR OTHER LABOR ISSUES AT OUR FACILITIES OR AT OUR CUSTOMERS' FACILITIES COULD ADVERSELY AFFECT OUR OPERATIONS.

     As of December 31, 2005, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 58% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 8, 2007 and January 16, 2007, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations or financial condition. These collective bargaining agreements expire at various times. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations or financial condition.

     In addition, if any of our customers or suppliers experiences a material work stoppage, that customer may halt or limit the purchase of our products or the supplier may interrupt supply of our necessary production components. This could cause us to shut down production facilities relating to these products, which could have a material adverse effect on our business, results of operations or financial condition

INCREASES IN ENERGY PRICES WILL INCREASE OUR OPERATING COSTS AND LIKELY REDUCE OUR PROFITABILITY.

     We use energy to manufacture our products. Our operating costs increase if energy costs rise, which has occurred in 2005 due to higher oil and natural gas prices. During periods of higher energy costs, we may not be able to recover our operating cost increases through production efficiencies and price increases. While we may hedge our exposure to higher prices via future energy purchase contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH MANUFACTURING PROCESSES.

     We convert raw materials into molded products through a manufacturing process at production facilities in Columbus, Ohio, Gaffney, South Carolina, Batavia, Ohio and Matamoros, Mexico. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion or natural disaster, whether short or long-term, could have a material adverse effect on the Company.

     Unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. Because we supply our products to OEMs, a temporary or long-term business disruption could result in a permanent loss of customers. If this were to occur, our future sales levels and therefore our profitability could be materially adversely affected.

OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT AGAINST THE POTENTIAL HAZARDS INCIDENT TO OUR BUSINESS.

     We maintain property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.

IN SEPTEMBER 2004, WE ACQUIRED THE ASSETS OF KEYSTONE RESTYLING PRODUCTS, A PRIVATELY HELD MANUFACTURER AND MARKETER FOR THE AUTOMOTIVE AFTERMARKET INDUSTRY. IN AUGUST 2005, WE ACQUIRED ASSETS OF THE CINCINNATI FIBERGLASS DIVISION OF DIVERSIFIED GLASS, A PRIVATELY HELD MANUFACTURER AND DISTRIBUTOR OF FIBERGLASS REINFORCED PLASTIC COMPONENTS SUPPLIED PRIMARILY TO THE HEAVY-DUTY TRUCK MARKET. WE MAY NOT REALIZE THE IMPROVED OPERATING RESULTS THAT WE ANTICIPATE FROM THESE ACQUISITIONS OR FROM ACQUISITIONS WE MAY MAKE IN THE FUTURE, AND WE MAY EXPERIENCE DIFFICULTIES IN INTEGRATING THE ACQUIRED BUSINESSES OR MAY INHERIT SIGNIFICANT LIABILITIES RELATED TO SUCH BUSINESSES.

     We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. We expect such acquisitions will produce operating results consistent with our other operations, however, we cannot provide assurance that this assumption will prove correct with respect to any acquisition.

     Any acquisitions may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel and administrative functions of the acquired business with those of Core Molding Technologies and to manage the combined company on a going forward basis. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations and liquidity, and the benefits we anticipate may never materialize.

IF WE ARE UNABLE TO MEET FUTURE CAPITAL REQUIREMENTS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, upgrade our facilities, purchase leased facilities and equipment and enhance our production processes. Although we currently have cash reserves we cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures we may not have the capability to support our customer demands, which, in turn could reduce our sales and profitability and impair our ability to satisfy our customers' expectations. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

OUR PRODUCTS MAY BE RENDERED OBSOLETE OR LESS ATTRACTIVE IF THERE ARE CHANGES IN TECHNOLOGY, REGULATORY REQUIREMENTS OR COMPETITIVE PROCESSES.

     Changes in technology, regulatory requirements and competitive processes may render certain products obsolete or less attractive. Our ability to anticipate changes in these areas will be a significant factor in our ability to remain competitive. If we are unable to identify or compensate for any one of these changes it may have a material adverse effect on our business, results of operations or financial condition.

OUR STOCK PRICE CAN BE VOLATILE.

     Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, our relatively small public float, changes in securities analysts' estimates of our future earnings, and the loss of major customers or significant business developments relating to us or our competitors, and other factors, including those described in this "Risk Factors" section. Our common stock also has a low average daily trading volume, which limits a person's ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively few number of shares are being traded.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The Company owns two production plants in the United States that are situated in Columbus, Ohio and Gaffney, South Carolina. As a result of the August 2005 acquisition of Cincinnati Fiberglass, the Company now leases a third United States production facility in Batavia, Ohio. The Company believes that, through productive use, these facilities have adequate production capacity to meet current production volume.

     At the Columbus, Ohio and Gaffney, South Carolina facilities the Company measures molding capacity in terms of its ten large molding presses (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company's United States production facilities was 76%, 85%, and 65% in the fourth quarter of 2005, 2004 and 2003, respectively. Capacity utilization is measured on the basis of a five day, three-shifts per day operation. The Company has two additional large presses in storage, which it anticipates installing during 2006 as part of plans to expand its Columbus manufacturing operation to support two new programs for existing customers.

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

     As a result of the acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., the Company leases a production plant in Batavia, Ohio located at 4174 Half Acre Road on approximately 9 acres of land. The term of the lease is seven years. The Company has the option to terminate the lease effective any time after July 31, 2006, by providing written notice to the lessor no later than 90 days prior to the intended termination date. The Company has the option to purchase the property at the end of every lease year. The approximate 107,740 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

                          Approximate
                          Square Feet
                          -----------
Manufacturing/Warehouse     103,976
Office                        3,764
                            -------
                            107,740

     The capacity of production in this facility is not linked directly to equipment capacities, as in the Company's other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 56% in the fourth quarter of 2005.

     In conjunction with the establishment of operations in Mexico, as discussed above, the Company leases a production plant in Matamoros, Mexico, located at Ave. Uniones Y Michigan, Matamoros, Tamps. Mexico. The term of the lease is ten years, with an option to renew for an additional ten years and with an option to buy the facility at any time within the first seven years of the lease. The lease is cancelable by the Company with six months notice. The facility consists of approximately 313,000 square feet on approximately 12 acres. The Company's Mexican operation leased approximately 267,700 square feet of the facility through August 2005. Beginning in September 2005 the Company's Mexican operation leased the entire facility, comprised as follows:

                          Approximate
                          Square Feet
                          -----------
Manufacturing/Warehouse     309,400
Office                        3,600
                            -------
                            313,000

     The capacity of production in this facility is not linked directly to equipment capacities, as in the Company's other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 65%, 68% and 57% in the fourth quarter of 2005, 2004 and 2003, respectively. Capacity utilization for the Matamoros' operation is measured on the basis of five days, two 9.6 hour shifts per day.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "CMT".

     The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape.

                                   High     Low
                                  ------   -----
CORE MOLDING TECHNOLOGIES, INC.
First Quarter    2005             $ 5.59   $2.65
Second Quarter   2005              13.00    4.50
Third Quarter    2005              11.79    5.25
Fourth Quarter   2005               9.40    4.20

First Quarter    2004             $ 4.15   $2.91
Second Quarter   2004               4.07    3.10
Third Quarter    2004               3.30    2.45
Fourth Quarter   2004               3.10    2.31

     The Company's common stock was held by 499 holders of record on March 24, 2006.

     The Company made no payments of cash dividends during 2005 and 2004. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2005:

                                                      NUMBER OF SHARES
                                                     TO BE ISSUED UPON    WEIGHTED AVERAGE   NUMBER OF SHARES
                                                        EXERCISE OF      EXERCISE PRICE OF       REMAINING
                                                        OUTSTANDING         OUTSTANDING        AVAILABLE FOR
PLAN CATEGORY                                             OPTIONS             OPTIONS         FUTURE ISSUANCE
-------------                                        -----------------   -----------------   ----------------
Equity compensation plans approved by stockholders        771,450               3.37             1,959,550
Equity compensation plans not approved by
stockholders (1)                                          261,250               3.21                    --

(1) On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                   YEARS ENDED DECEMBER 31,
(IN THOUSANDS,                        -------------------------------------------------
EXCEPT PER SHARE DATA)                  2005       2004       2003      2002      2001
----------------------                --------   --------   -------   -------   -------
Operating Data:
Product sales                         $124,910   $103,733   $81,295   $81,305   $68,364
Tooling sales                            5,633      8,112    11,488    12,784     4,816
                                      --------   --------   -------   -------   -------
Net sales                              130,543    111,845    92,783    94,089    73,180
Gross margin                            23,482     17,309    13,898    13,511     7,859
Income (loss) before interest
and taxes                               10,394      6,572     4,403     4,775      (108)
Net income (loss)                        6,286      5,135     1,665     1,813    (1,860)
Earnings Per Share Data:
Net income (loss) per common share:
   Basic                                   .63        .53       .17       .19      (.19)
   Diluted                                 .60        .52       .17       .19      (.19)
Balance Sheet Data:
Total assets                            74,221     68,960    56,152    64,076    61,307
Working capital                         22,851     13,530     8,544    15,717    11,786
Long-term debt                           9,595     11,371    12,999    23,764    26,015
Stockholders' equity                    34,141     26,277    20,854    19,081    17,536
Return on Equity                            18%        20%        8%       10%      (11%)

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

     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

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

     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer ("RTM") closed mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding ("RTM") utilizing multiple insert tooling ("MIT") closed mold process.

                              RESULTS OF OPERATIONS

2005 COMPARED WITH 2004

     Net sales for 2005 totaled $130,543,000, an approximate 17% increase from the $111,845,000 reported for 2004. Included in total sales are tooling project revenues of $5,663,000 for 2005 and $8,112,000 for 2004. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue for 2005, excluding tooling project revenue, totaled $124,909,000, an approximate 20% increase from the $103,734,000 reported for 2004. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks as well as the addition of the recently acquired Batavia, Ohio facility. Sales to International totaled $66,382,000, an approximate 10% increase from the 2004 amount of $60,167,000. The primary reason for the increase was due to the positive impact of general economic conditions and the affect on product sales. Sales to Freightliner totaled $17,034,000 for 2005, which was an increase of approximately 24% from the $13,778,000 for 2004. The primary reason for the increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks and having the full impact for the year of products that went into production in the fourth quarter of 2004. Sales to PACCAR in 2005 totaled $15,512,000, an approximate 275% increase from the 2004 amount of $4,138,000. The primary reason for the increase in sales to PACCAR is due to the addition of the recently acquired Batavia, Ohio facility. Sales to Yamaha in 2005 amounted to $11,078,000, which was lower than the $13,746,000 in 2004. The primary reason for this decrease was due to the decision of Yamaha to diversify its supplier base.

     Sales to other customers increased by approximately 3% to $20,536,000 in 2005 from $20,017,000 in 2004. The increase in sales was primarily due to the addition of Core Molding Technologies automotive aftermarket division, which was acquired in September of 2004. Also contributing to this increase are new customers at Core Molding Technologies' Matamoros facility as well as the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to other customers were offset by lower sales to Lear reflecting lower demand for sport utility vehicles.

     Gross margin was 18.0% of sales in 2005 compared to 15.5% of sales in 2004. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The increase in gross margin, as a percentage of sales from the prior year, was primarily due to production efficiencies related to labor and material usage. Increases in production volumes also added to the increased gross margin for the current year, as Core Molding Technologies was better able to absorb its fixed cost of production. The benefit gained in gross margin was partially offset by increases in raw material and energy costs as well as increases in the Company's profit sharing accruals resulting from improved operating results.

     Selling, general and administrative expenses totaled $13,089,000 in 2005, which was greater than the $10,737,000 incurred in 2004. The increase from 2004 was primarily due to increases in labor costs, certain employee benefits and the Company's profit sharing accruals resulting from improved operating results.

     Net interest expense totaled $525,000 in 2005, decreasing from $866,000 in 2004. The primary reasons for this decrease were due to interest income of $226,000 in 2005 compared to $7,000 in 2004, as well as, a reduction in debt from regularly scheduled principal payments. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.

     Income tax expense for 2005 was approximately 36% of total income before taxes compared to 10% in 2004. The increase is primarily due to the Company eliminating its valuation reserve in 2004 related to its tax operating loss carryforwards. This reserve was reduced by $1,425,000 as a result of the Company anticipating it being more likely than not that the Company will realize these benefits. Actual tax payments will be lower than the recorded expenses as the Company has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, the Company reduces the deferred tax asset as opposed to recording a reduction in income tax expense. The Company used all federal tax loss carryforwards in 2005.

     Net income for 2005 was $6,286,000 or $.63 per basic share and $.60 per diluted share, representing an increase of $1,151,000 from the 2004 net income of $5,135,000 or $.53 per basic share and $.52 per diluted share. Included in 2004 net income was a one-time benefit of $1,425,000 or $.15 per basic and diluted share, resulting from the Company eliminating its valuation reserve related to its tax operating loss carryforward.

2004 COMPARED WITH 2003

     Net sales for 2004 totaled $111,845,000, an approximate 21% increase from the $92,783,000 reported for 2003. Included in total sales are tooling project revenues of $8,112,000 for 2004 and $11,488,000 for 2003. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue for 2004, excluding tooling project revenue, totaled $103,734,000, an approximate 28% increase from the $81,295,000 reported for 2003. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International totaled $60,167,000, an approximate 18% increase from the 2003 amount of $51,205,000. The primary reason for the increase was due to the positive impact of general economic conditions and the affect on product sales. Tooling sales to International were approximately 54% lower in 2004 as compared to 2003. Sales to Yamaha in 2004 amounted to $13,746,000, which was slightly higher than the $13,612,000 in 2003. Sales to Freightliner totaled $13,778,000 for 2004, which was an increase of approximately 40% from the $9,820,000 for 2003. The primary reason for the increase was due to the positive impact of general economic conditions and the affect on product sales and having the full impact for the year of products that went into production in the first and second quarter of 2003.

     Sales to other customers increased by approximately 33% to $24,155,000 from $18,145,000 in 2003. The increase in sales was primarily due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the addition of new customers at Core Molding Technologies' Matamoros facility.

     Gross margin was 15.5% of sales in 2004 compared to 15.0% of sales in 2003. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary reason for the increase was due to the increase in sales volume, which enabled the Company to better absorb its fixed costs of production. The benefit gained by the increase in sales volume was partially offset by additional costs incurred as a result of increases in raw material costs, primarily due to price increases for resin, which is a significant component of SMC. Due to the cost of crude oil and natural gas, raw material prices increased and continue to rise into 2005. Also offsetting the benefit gained were inefficiencies related to material usage and the nine-day strike at the Company's Columbus plant, as well as increases in the Company's profit sharing accruals resulting from improved operating results.

     Selling, general and administrative expenses totaled $10,737,000 in 2004, which was greater than the $9,495,000 incurred in 2003. The increase from 2003 was primarily due to increases in professional fees and outside services and the Company's profit sharing accruals resulting from improved operating results.

     Interest expense totaled $872,000 for 2004 decreasing from $1,852,000 in 2003. The primary reason for the decrease was due to the refinancing of long-term debt with International Truck and Engine Corporation in December 2003. Interest rates experienced by the Company with respect to the industrial revenue bond and bank note payable were favorable; however, due to the interest rate swaps the Company entered into, the interest rate is essentially fixed.

     Income tax expense for 2004 was approximately 10% of total income before taxes. The Company's normal tax rate is 37%; however, the Company eliminated its valuation reserve related to its tax operating loss carryforwards. This reserve was reduced by $1,425,000 as a result of the Company anticipating it being more likely than not that the Company will realize these benefits. Actual tax payments will be lower than the recorded expenses as the Company has substantial federal tax loss carryforwards. These loss carryforwards were recorded as a deferred tax asset. As the tax loss carryforwards are utilized to offset federal income tax payments, the Company reduces the deferred tax asset as opposed to recording a reduction in income tax expense.

     Net income for 2004 was $5,135,000 or $.53 per basic share and $.52 per diluted share, representing an increase of $3,470,000 from the 2003 net income of $1,665,000 or $.17 per basic and diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds have been cash generated from operating activities and borrowings from third parties. The Company's primary cash requirements are for operating expenses and capital expenditures.

     Cash provided by operating activities before changes in working capital in 2005 totaled $13,092,000. Changes in working capital reduced cash provided by operating activities by $4,529,000 to $8,563,000. Net income contributed $6,286,000 to operating cash flows. Non-cash deductions of depreciation and amortization contributed $2,256,000 to operating cash flow. The decrease in deferred income taxes also had a positive impact on operating cash flows of $2,755,000, which is primarily a result of Core Molding

Technologies' net operating loss carryforwards reducing current year tax obligations. The Company used all net operating loss carryforwards in 2005. In addition, the increase in the postretirement healthcare benefits liability of $1,732,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Changes in working capital primarily relate to increases in accounts receivable, which is primarily related to increased sales volume and the addition of the Batavia, Ohio production facility and a decrease in accounts payable due to timing differences.

     Cash used for investing activities was $3,579,000 for the year ended December 31, 2005. Capital expenditures totaled $3,045,000, which was primarily related to the acquisition of machinery and equipment at its production facilities. At December 31, 2005, commitments for capital expenditures in progress were $1,323,000. Capital expenditures for 2006 are expected to be $8,139,000, primarily related to an expansion project at the Company's Columbus, Ohio facility to support two new programs for existing customers. These programs are scheduled to launch in 2007. The purchases of certain assets of Cincinnati Fiberglass, Inc. for $688,000 contributed to the overall use of cash for investing activities. Contributing to cash flows from investing activities was $88,000 from the maturity of a mortgage-backed security investment and $65,000 from the sale of property plant and equipment.

     Financing activities reduced cash flow by $927,000. Core Molding Technologies made principal repayments on its existing bank note payable of $1,286,000 and regularly scheduled payments on the Industrial Revenue Bond of $450,000. Partially offsetting these payments were proceeds of $808,000 from the issuance of common stock related to the exercise of 261,400 stock options.

     At December 31, 2005, the Company had cash on hand of $9,414,000 and an available line of credit of $7,500,000 ("Line of Credit"), which is scheduled to mature on April 30, 2007. At December 31, 2005, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects these resources to be adequate to meet Core Molding Technologies' liquidity needs. As of December 31, 2005, the Company was in compliance with its two financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2006. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

     The following table provides aggregated information about contractual obligations and other long-term liabilities as of December 31, 2005.

                                 2006      2007 - 2008   2009 - 2010   2011 and after      Total
                              ----------   -----------   -----------   --------------   -----------
Debt                          $1,776,000    $3,682,000    $3,867,000     $ 2,046,000    $11,371,000
Interest                         569,000       841,000       429,000         135,000      1,974,000
Operating lease obligations    3,382,000     4,036,000       939,000          11,000      8,368,000
Contractual commitments for
   capital expenditures        1,323,000            --            --              --      1,323,000
Postretirement benefits           85,000       305,000       545,000       8,832,000      9,767,000
                              ----------    ----------    ----------     -----------    -----------
Total                         $7,135,000    $8,864,000    $5,780,000     $11,024,000    $32,803,000
                              ==========    ==========    ==========     ===========    ===========

     Interest is calculated based on adjusting the variable interest rate to the effective interest rate due to the swap agreements in place for both long-term borrowings.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable Allowances

     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $214,000 at December 31, 2005 and $235,000 at December 31, 2004. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $807,000 at December 31, 2005 and $719,000 at December 31, 2004.

Inventories

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

Goodwill and Long-Lived Assets

     Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company's ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2005 and 2004.

Self-Insurance

     The Company is self-insured with respect to most of its Columbus, Ohio and Gaffney, South Carolina medical and dental claims and Columbus, Ohio workers' compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker's compensation claims incurred but not reported at December 31, 2005, and 2004 of $1,002,000 and $931,000, respectively.

Post Retirement Benefits

     Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $9,767,000 at December 31, 2005, and $8,035,000 at December 31, 2004.

Revenue Recognition

     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company's balance sheet.

Income Taxes

     Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.

     The deferred tax asset of $8,373,000 at December 31, 2005, primarily includes temporary differences between the book and tax basis of the Company's property and equipment of approximately $2,070,000 and temporary differences relating to post-retirement and pension benefits of $3,700,000.

     An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company's relationships with its four largest customers (International, Freightliner, PACCAR, and Yamaha), and the Company's recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $8,373,000.

                                    INFLATION

     Inflation generally affects the Company by increasing the cost of labor, equipment and raw materials. Due to the cost of crude oil and natural gas, raw material prices have increased and are expected to continue to rise in 2006. These increases could have a significant impact on the future results of operations.

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

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. We will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The impact of the adoption of SFAS 123(R) will depend on share-based payments in the future; we currently expect a reduction to diluted earnings per share of approximately $0.03 in 2006.

In November 2005, the FASB issued FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") as an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15 2005. There is no material effect to the consolidated financial statements from adoption of FIN 47.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Assuming a hypothetical 10% change in short-term interest rates in both 2005 and 2004, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact and the use of Core Molding Technologies' revolving line of credit was not material during 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Core Molding Technologies, Inc.
Columbus, Ohio

     We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------------------
DELOITTE & TOUCHE LLP
Columbus, Ohio
March 29, 2006

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        2005           2004           2003
                                                    ------------   ------------   -----------
NET SALES:
   Products                                         $124,909,485   $103,733,524   $81,295,487
   Tooling                                             5,633,379      8,111,752    11,487,847
                                                    ------------   ------------   -----------
TOTAL SALES                                          130,542,864    111,845,276    92,783,334
Cost of sales                                        104,846,750     92,790,526    77,587,866
Postretirement benefits expense                        2,213,622      1,745,611     1,297,561
                                                    ------------   ------------   -----------
TOTAL COST OF SALES                                  107,060,372     94,536,137    78,885,427
                                                    ------------   ------------   -----------
GROSS MARGIN                                          23,482,492     17,309,139    13,897,907
                                                    ------------   ------------   -----------
Selling, general and administrative expense           12,560,592     10,399,800     9,151,676
Postretirement benefits expense                          528,147        337,690       343,064
                                                    ------------   ------------   -----------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSE     13,088,739     10,737,490     9,494,740
                                                    ------------   ------------   -----------
INCOME BEFORE INTEREST AND INCOME TAXES               10,393,753      6,571,649     4,403,167
Interest income                                          226,202          6,584        87,508
Interest expense                                        (750,763)      (872,296)   (1,852,065)
                                                    ------------   ------------   -----------
INCOME BEFORE INCOME TAXES                             9,869,192      5,705,937     2,638,610
Income taxes:
   Current                                               828,012        602,188       401,711
   Deferred                                            2,755,124        (30,901)      571,640
                                                    ------------   ------------   -----------
TOTAL INCOME TAXES                                     3,583,136        571,287       973,351
                                                    ------------   ------------   -----------
NET INCOME                                          $  6,286,056   $  5,134,650   $ 1,665,259
                                                    ============   ============   ===========
NET INCOME PER COMMON SHARE:
   BASIC                                            $       0.63   $       0.53   $      0.17
                                                    ============   ============   ===========
   DILUTED                                          $       0.60   $       0.52   $      0.17
                                                    ============   ============   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                               9,913,209      9,778,680     9,778,680
                                                    ============   ============   ===========
   DILUTED                                            10,412,774      9,820,946     9,778,680
                                                    ============   ============   ===========

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                       ---------------------------
                                                                           2005           2004
                                                                       ------------   ------------
ASSETS
Current assets:
   Cash                                                                $  9,413,994   $  5,358,246
   Accounts receivable (less allowance for doubtful accounts:
   2005 - $214,000 and 2004 - $235,000)                                  22,279,588     18,430,331
   Inventories:
      Finished and work in process goods                                  2,075,094      2,650,610
      Stores                                                              5,219,927      3,893,886
                                                                       ------------   ------------
      Total inventories                                                   7,295,021      6,544,496
   Deferred tax asset                                                     2,208,567      1,892,238
   Foreign sales tax receivable                                             756,723      1,450,299
   Tooling in progress                                                           --        700,504
   Prepaid expenses and other current assets                                947,937        822,676
                                                                       ------------   ------------
         Total current assets                                            42,901,830     35,198,790
Property, plant and equipment                                            47,939,881     45,387,577
Accumulated depreciation                                                (24,269,524)   (22,657,889)
                                                                       ------------   ------------
Property, plant and equipment - net                                      23,670,357     22,729,688
Deferred tax asset                                                        6,164,317      9,361,558
Goodwill                                                                  1,097,433      1,097,433
Customer List/ Non-compete                                                  189,860        235,211
Other assets                                                                197,605        337,782
                                                                       ------------   ------------
TOTAL                                                                  $ 74,221,402   $ 68,960,462
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Current portion long-term debt                                      $  1,775,716   $  1,735,714
   Current portion graduated lease payments and deferred gain               567,369        682,824
   Accounts payable                                                      10,224,296     14,055,397
   Tooling in progress                                                    1,148,104             --
   Accrued liabilities:
      Compensation and related benefits                                   5,264,515      3,664,949
      Interest                                                              103,701        101,132
      Taxes                                                                 130,820        454,618
      Other                                                                 836,580        974,400
                                                                       ------------   ------------
         Total current liabilities                                       20,051,101     21,669,034
Long-term debt                                                            9,594,995     11,370,711
Interest rate swaps                                                         100,965        474,658
Graduated lease payments and deferred gain                                  567,030      1,134,399
Postretirement benefits liability                                         9,766,544      8,034,774
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock - $0.01 par value, authorized shares - 10,000,000;
      outstanding shares: 2005 and 2004 - 0                                      --             --
  Common stock - $0.01 par value, authorized shares - 20,000,000;
      outstanding shares: 2005 - 10,040,080 and 2004 - 9,778,680            100,401         97,787
  Paid-in capital                                                        20,770,958     19,451,392
  Accumulated other comprehensive loss, net of income tax benefit           (58,891)      (314,536)
  Retained earnings                                                      13,328,299      7,042,243
                                                                       ------------   ------------
         Total stockholders' equity                                      34,140,767     26,276,886
                                                                       ------------   ------------
TOTAL                                                                  $ 74,221,402   $ 68,960,462
                                                                       ============   ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                             COMMON STOCK                                    ACCUMULATED
                                             OUTSTANDING                        RETAINED        OTHER           TOTAL
                                        ---------------------     PAID-IN       EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                                          SHARES      AMOUNT      CAPITAL      (DEFICIT)    INCOME (LOSS)       EQUITY
                                        ----------   --------   -----------   -----------   -------------   -------------
BALANCE AT JANUARY 1, 2003               9,778,680   $ 97,787   $19,251,392   $   242,334     $(510,466)     $19,081,047
Net Income                                                                      1,665,259                      1,665,259
Hedge accounting effect of the
   interest rate swap                                                                           163,291          163,291
Deferred income tax expense on
   interest rate swap                                                                           (55,519)         (55,519)
                                                                                                             -----------
Comprehensive Income                                                                                           1,733,031
                                        ----------   --------   -----------   -----------     ---------      -----------
BALANCE AT DECEMBER 31, 2003             9,778,680     97,787    19,251,392     1,907,593      (402,694)      20,854,078
Net Income                                                                      5,134,650                      5,134,650
Forgiveness of related party debt                                   200,000                                      200,000
Hedge accounting effect of the
   interest rate swap                                                                           133,573          133,573
Deferred income tax expense on
   interest rate swaps                                                                          (45,415)         (45,415)
                                                                                                             -----------
Comprehensive Income                                                                                           5,422,808
                                        ----------   --------   -----------   -----------     ---------      -----------
BALANCE AT DECEMBER 31, 2004             9,778,680     97,787    19,451,392     7,042,243      (314,536)      26,276,886
Net Income                                                                      6,286,056                      6,286,056
Common shares issued from exercise of
   stock options                           261,400      2,614       805,747                                      808,361
Tax effect from exercise of stock
   options                                                          513,819                                      513,819
Hedge accounting effect of the
   interest rate swap                                                                           381,439          381,439
Deferred income tax expense on
   interest rate swaps                                                                         (125,794)        (125,794)
                                                                                                             -----------
Comprehensive Income                                                                                           7,863,881
                                        ----------   --------   -----------   -----------     ---------      -----------
BALANCE AT DECEMBER 31, 2005            10,040,080   $100,401   $20,770,958   $13,328,299     $ (58,891)     $34,140,767
                                        ==========   ========   ===========   ===========     ========      ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                 2005          2004          2003
                                                             -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 6,286,056   $ 5,134,650   $  1,665,259

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                               2,255,702     2,102,102      2,162,126
   Deferred income taxes                                       2,755,124       (30,901)       571,640
   Interest expense related to ineffectiveness of swap             7,746            --             --
   Loss on disposal of assets                                     14,701        16,600         89,333
   Amortization of deferred gain                                (453,554)     (453,554)      (453,555)
   Tax effect from exercise of stock options                     513,819            --             --
   Loss (gain) on translation of foreign currency
      financial statements                                       (19,506)          975        119,930

   Change in operating assets and liabilities
      (net of effects from acquisitions):
      Accounts receivable                                     (3,112,488)   (6,300,066)    (1,549,296)
      Inventories                                                (81,663)   (1,548,401)      (726,333)
      Prepaid expenses and other assets                          568,315      (115,104)        63,735
      Accounts payable                                        (2,697,636)    7,366,659      1,467,258
      Accrued and other liabilities                              794,198     1,114,903       (453,408)
      Postretirement benefits liability                        1,731,770     1,185,239        887,503
                                                             -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      8,562,584     8,473,102      3,844,192
                                                             -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                     (3,044,643)   (1,319,758)    (1,368,701)
Proceeds from sale of property and equipment                      65,000            --             --
Acquisition of  Cincinnati Fiberglass, Inc.                     (688,077)           --             --
Acquisition of Keystone Restyling                                     --      (544,150)            --
Proceeds from maturities on mortgage-backed security
   investment                                                     88,239         1,434          4,791
                                                             -----------   -----------   ------------
NET CASH USED IN INVESTING ACTIVITIES                         (3,579,481)   (1,862,474)    (1,363,910)
                                                             -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank note payable                                         --            --      9,000,000
Payment of principal on secured note payable -
   International Truck & Engine Corporation                           --            --    (19,720,150)
Proceeds from issuance of common stock                           808,361            --             --
Payment of principal on bank note                             (1,285,716)   (1,178,573)            --
Payment of principal on industrial revenue bond                 (450,000)     (420,000)      (390,000)
                                                             -----------   -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES                           (927,355)   (1,598,573)   (11,110,150)
                                                             -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           4,055,748     5,012,055     (8,629,868)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 5,358,246       346,191      8,976,059
                                                             -----------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 9,413,994   $ 5,358,246   $    346,191
                                                             ===========   ===========   ============
Cash paid for:
   Interest (net of amounts capitalized)                     $   442,507   $   842,154   $  1,819,492
                                                             ===========   ===========   ============
   Income taxes (refund)                                     $   526,918   $   361,100   $   (173,907)
                                                             ===========   ===========   ============
Non-cash transactions:
   Note payable - International Truck & Engine Corporation            --   $  (200,000)  $    200,000
                                                             ===========   ===========   ============

See notes to consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS FORMATION AND NATURE OF OPERATIONS

     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio, Batavia, Ohio, Gaffney, South Carolina, and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") in a closed mold process. The Batavia facility, which was acquired in August 2005 (see Note 4), produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding ("RTM") closed mold process utilizing multiple insert tooling ("MIT"). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer ("RTM") closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry as a result of its September 2004 acquisition of certain assets of Keystone Restyling Products, Inc. (see Note 4).

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

     Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company's balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2005 the Company has recorded a net liability related to tooling in progress of $1,148,000, which represents approximately $11,164,000 of progress tooling billings and $10,016,000 of progress tooling expenses. At December 31, 2004 the Company has recorded a net asset related to tooling in progress of $701,000, which represents approximately $3,001,000 of progress tooling billings and $3,702,000 of progress tooling expenses.

     Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. The Company had recorded an allowance for slow moving and obsolete inventory of $490,000 at December 31, 2005 and $670,000 at December 31, 2004.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Ranges of estimated useful lives for computing depreciation are as follows:

Land improvements           20 years
Building and improvements   20-40 years
Machinery and equipment     3-15 years
Tools, dies and patterns    3-5 years

     Depreciation expense was $2,158,000, $2,041,000 and $2,153,000 for 2005,
2004, and 2003. In 2005, 2004 and 2003, approximately $0, $0 and $33,000 of interest costs were capitalized in property, plant and equipment.

     Deferred Gain - Deferred gains resulted from sales leaseback transactions that occurred in 1997 and 1998 and are being amortized over the lease period.

     Long-Lived Assets - Long-lived assets consist primarily of property and equipment, goodwill and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2005, 2004 and 2003, there was no impairment of the Company's long-lived assets.

     Self-Insurance - The Company is self-insured with respect to its Columbus, Ohio and Gaffney, South Carolina medical and dental claims and Columbus, Ohio workers' compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker's compensation claims incurred but not reported at December 31, 2005, and 2004 of $1,002,000 and $931,000, respectively.

     Fair Value of Financial Instruments - The Company's financial instruments consist of long-term debt, an interest rate swap, accounts receivable and accounts payable. The carrying amount of these financial instruments approximated their fair value.

     Concentration of Credit Risk - The Company has significant transactions with four major customers (see Note 3), which together comprised 82%, 82% and 84% of total sales in 2005, 2004 and 2003, respectively and 86% and 80% of the accounts receivable balances at December 31, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers' manufacturing and service locations totaled 15%, 16% and 18% of total sales for 2005, 2004 and 2003, respectively.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

     Earnings Per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

     The computation of basic and diluted earnings per common share is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                          2005         2004         2003
                                                      -----------   ----------   ----------
Net income                                            $ 6,286,056   $5,134,650   $1,665,259
Weighted average common shares outstanding              9,913,209    9,778,680    9,778,680
Plus: dilutive options assumed exercised                1,027,700      146,680           --
Less: shares assumed repurchased with proceeds from
   exercise                                               528,135      104,414           --
                                                      -----------   ----------   ----------
Weighted average common and potentially issuable
   common shares outstanding                           10,412,774    9,820,946    9,778,680

 Basic earnings per common share                      $      0.63   $     0.53   $     0.17
 Diluted earnings per common share                    $      0.60   $     0.52   $     0.17

     5,000 shares at December 31, 2005, 1,058,000 shares at December 31, 2004 and 214,000 shares at December 31, 2003 were not included in diluted earnings per share as they were anti-dilutive.

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

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2005         2004         2003
                                                           ----------   ----------   ----------
Net income as reported                                     $6,286,056   $5,134,650   $1,665,259
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                (264,813)    (204,089)    (148,135)
                                                           ----------   ----------   ----------
Pro forma net income                                       $6,021,243   $4,930,561   $1,517,124
                                                           ==========   ==========   ==========
Earnings per share:
   Basic- as reported                                      $     0.63   $     0.53   $     0.17
   Diluted- as reported                                    $     0.60   $     0.52   $     0.17
   Basic- pro forma                                        $     0.61   $     0.50   $     0.16
   Diluted- pro forma                                      $     0.58   $     0.50   $     0.16

     The weighted average fair value of options granted during 2005, 2004 and 2003 was $4.12, $1.56 and $2.12, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.37% for 2005, 4.13% for 2004 and 4.14% for 2003, no expected dividend yield, expected lives of 8 to 10 years and expected volatility of 91%, 37% and 56% for 2005, 2004 and 2003, respectively.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

     The pro forma amounts are not representative of the effects on reported net earnings or earnings per common share for future years. On August 4, 2003, of the 1,171,500 stock options outstanding, 978,000 options were tendered for cancellation. The Company issued 885,950 options on February 9, 2004 at $3.21 per share.

     Research and Development - Research and Development costs, which are expensed as incurred, totaled approximately $360,000 in 2005, $383,000 in 2004 and $251,000 in 2003.

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

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. We will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The impact of the adoption of SFAS 123(R) will depend on share-based payments in the future; we currently expect a reduction to diluted earnings per share of approximately $0.03 in 2006.

In November 2005, the FASB issued FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") as a interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. There is no material effect to the consolidated financial statements from adoption of FIN 47.

     Foreign Currency Adjustments - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction gains (losses) included in operations totaled $90,131 in 2005, $148,782 in 2004 and ($119,930) in 2003.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

3.   MAJOR CUSTOMERS

     The Company currently has four major customers, International Truck & Engine Corporation ("International"), Freightliner, LLC ("Freightliner"), PACCAR, Inc. ("PACCAR"), and Yamaha Motor Manufacturing Corporation ("Yamaha"). In previous years the Company identified Lear Corporation as a major customer; however, in 2005 Lear was not considered a significant customer due to lower sales volumes.

The following table presents net sales for the above-mentioned customers for the years ended December 31, 2005, 2004 and 2003:

                    2005           2004           2003
                ------------   ------------   -----------
International   $ 66,381,923   $ 60,166,811   $51,205,429
Freightliner      17,034,411     13,777,832     9,820,473
PACCAR            15,512,084      4,138,163     2,933,017
Yamaha            11,078,372     13,745,795    13,612,040
                ------------   ------------   -----------
   Subtotal      110,006,790     91,828,601    77,570,959
Other             20,536,074     20,016,675    15,212,375
                ------------   ------------   -----------
   Total        $130,542,864   $111,845,276   $92,783,334
                ============   ============   ===========

4.   ACQUISITIONS

     On August 3, 2005 Core Molding Technologies, Inc. acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market, for $688,077. The acquisition was part of the Company's growth strategy. Core Molding Technologies has continued operation of the Batavia facility. As part of the acquisition, Core Molding Technologies agreed to lease the manufacturing facility from the previous owner of Diversified Glass, Inc.

     The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

     The following table presents the allocation of the purchase price:

Inventories                   $ 668,862
Property and Equipment           95,000
Non-compete agreement             5,000
Tooling accounts receivable      36,265
                              ---------
Total assets purchased          805,127

Accrued vacation assumed       (117,050)
                              ---------
Net purchase price            $ 688,077
                              =========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following table reflects the unaudited consolidated results of operations on a pro forma basis had the Cincinnati Fiberglass Division of Diversified Glass, Inc. been included in operating results from January 1, 2004. There are no material non-recurring items in the pro forma results of operations.

                                 DECEMBER 31,
                         ----------------------------
                              2005           2004
                         -------------   ------------
Net Sales (pro forma)     $144,666,738   $129,002,103
                          ============   ============
Net Income (pro forma)    $  6,964,936   $  5,311,665
                          ============   ============
Net Income Per Share
   (pro forma)
      Basic               $       0.70   $       0.54
      Diluted             $       0.67   $       0.54

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

     In September 2004, the Company purchased substantially all of the assets consisting primarily of inventory and equipment, of Keystone Restyling Products, Inc. for $544,150. The Company may be required to pay contingent cash payments based on certain earnings threshold of the acquired business during the three-year period beginning January 1, 2005, and continuing through December 31, 2007. Such additional costs will be recorded as an intangible asset. Earning thresholds were not achieved to require contingent cash payments in 2005.

     The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to tangible and identified intangible assets acquired based on fair values at the date of acquisition. If the acquisition had occurred at January 1, 2004, the operating results of Keystone Restyling Products, Inc. would not have been significant to the Company.

     The following table presents the allocation of the purchase price:

Inventories              $145,110
Property and equipment    151,450
Customer list             247,590
                         --------
Total purchase price     $544,150
                         ========

     The Company will amortize the customer list on a straight-line basis over sixty months. Amortization expense was $49,518 and $12,380 in 2005 and 2004, respectively. Amortization expense is expected to be $49,518 in 2006 through 2008 and $37,138 in 2009.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

5.   FOREIGN OPERATIONS

     In conjunction with the Company's acquisition of assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $25,005,000 in 2005, $20,153,000 in 2004 and $18,332,000 in 2003.
Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 31% of sales in 2005, 30% of sales in 2004 and 32% of sales in 2003. The Company owns long-lived assets that are geographically located at the Mexican operation, which total $989,000 at December 31, 2005. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies and governmental regulations.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

                                          2005           2004
                                      ------------   ------------
Land and land improvements            $  2,311,507   $  2,296,788
Buildings                               17,979,078     17,574,859
Machinery and equipment                 25,306,686     24,321,268
Tools, dies and patterns                   694,319        566,912
Additions in progress                    1,648,291        627,750
                                      ------------   ------------
Total                                   47,939,881     45,387,577
Less accumulated depreciation          (24,269,524)   (22,657,889)
                                      ------------   ------------
Property, plant and equipment - net   $ 23,670,357   $ 22,729,688
                                      ============   ============

     Additions in progress at December 31, 2005 and 2004 primarily relate to the purchase and installation of equipment at the Company's operating facilities. At December 31, 2005 and 2004, commitments for capital expenditures in progress were $1,323,000 and $132,000, respectively.

7.   DEBT AND LEASES

                                                        DECEMBER, 31
                                                 -------------------------
                                                     2005          2004
                                                 -----------   -----------
Note Payable to bank, interest at a variable
rate with monthly payments of interest and
principal over a seven year period through
December 2010, collateralized by a security
interest in all the Company's assets.            $ 6,535,711   $ 7,821,425

Industrial Revenue Bond, interest adjustable
weekly (2005 average 2.60%; 2004 average
1.47%), payable quarterly, principal due in
variable quarterly installments through April,
2013, secured by a bank letter of credit with
a balance of $4,857,000 as of December 31, 2005.   4,835,000     5,285,000
                                                 -----------   -----------
Total                                             11,370,711    13,106,425
Less current portion                              (1,775,716)   (1,735,714)
                                                 -----------   -----------
Long-term debt                                   $ 9,594,995   $11,370,711
                                                 ===========   ===========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

     NOTE PAYABLE - BANK

     On December 30, 2003, the Company borrowed $9,000,000 in the form of a note payable collateralized by the Company's assets. The note payable bears interest at a variable rate of LIBOR plus 200 basis points or the prime rate and this rate was 6.29% at December 31, 2005.

     INDUSTRIAL REVENUE BOND

     In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond ("IRB"). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.

     As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $4,857,000 as of December 31, 2005. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of the Company's assets. The letter of credit expires in April 2010, and the Company intends to extend the letter of credit each year as required by the IRB.

     NOTE PAYABLE - INTERNATIONAL

     In 2003, the Company paid $17,859,000 on the original note payable to International leaving a remaining balance of $200,000. This payment was made on December 30, 2003 by borrowing $9,000,000 in the form of a note payable from its primary bank and using cash reserves. The remaining balance of the original International note of $200,000 was replaced by a new, 8% note due December 31, 2004. At December 31, 2004, this note was recorded as being forgiven due to the performance objectives being achieved and the amount was recorded in Paid In Capital because International is a significant shareholder of the Company (see
Note 12).

     Annual maturities of long-term debt are as follows:

2006         $ 1,776,000
2007           1,816,000
2008           1,866,000
2009           1,906,000
2010           1,961,000
Thereafter     2,046,000
             -----------
Total        $11,371,000
             ===========

     LINE OF CREDIT

     At December 31, 2005, the Company had available a $7,500,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2007. The line of credit bears interest at LIBOR plus two percent or at the prime rate. The line of credit is collateralized by all the Company's assets. There was no outstanding balance on the bank revolving line of credit at December 31, 2005 and 2004.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

INTEREST RATE SWAPS

          In conjunction with its variable rate Industrial Revenue Bond, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond. In all periods presented this cash flow hedge was highly effective; any ineffectiveness was not material. Interest expense related to the ineffectiveness of the IRB swap was $7,746 for the year ended December 31, 2005. None of the changes in the fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.

     Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. Interest expense includes $162,000 in 2005, $409,000 in 2004 and $235,000 in 2003 of settlements related to the swaps.

     BANK COVENANTS

     The Company is subject to formal debt covenants related to minimum fixed charge coverage and total funded obligations debt ratios. As of December 31, 2005, the Company was in compliance with these covenants.

     LEASES

     The Company leases a significant portion of its manufacturing equipment and a warehouse facility under operating lease agreements.

     In August 2005, in conjunction with the acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., Core Composites Cincinnati, LLC. entered into a 7-year operating lease agreement for the manufacturing facility located in Batavia, Ohio. The Company has the option to terminate the lease effective any time after July 31, 2006, by providing written notice to the lessor no later than 90 days prior to intended termination date. The Company has the option to purchase the property at the end of every lease year.

     In October 2001, in conjunction with the Airshield Asset Acquisition, the Company's Mexican subsidiary entered into a 10-year operating lease agreement for a manufacturing facility in Matamoros, Mexico. The Company has an option to purchase the facility at any time during the first seven years. The Company may cancel the lease upon giving six months notice to the lessor.

     Total rental expense was $4,195,000, $4,035,000 and $4,388,000 for 2005,
2004 and 2003.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

     The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

2006                           $3,382,000
2007                            2,983,000
2008                            1,053,000
2009                              601,000
2010                              338,000
Thereafter                         11,000
                               ----------
Total minimum lease payments   $8,368,000
                               ==========

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

9.   INCENTIVE STOCK PLANS

     STOCK OPTIONS

     The Company has a Long Term Equity Incentive Plan (the "Plan"), as originally approved by the shareholders in May 1997, and as amended in May 2000 to increase the number of shares authorized for issuance, that allows for grants to directors and key employees of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 3.0 million awards, each representing a right to buy a share of the Company's common stock. Options can be granted under the plan through the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted.

     During 2005, 2004 and 2003, the Company granted stock options under the plan. The options have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of the Company's common stock at the date of grant.

     On August 4, 2003, of the 1,171,500 stock options outstanding, 978,000 options were tendered for cancellation. The Company issued 594,700 options under the Plan on February 9, 2004, at $3.21 per share. On the same date, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following summarizes all stock option activity for the years ended December 31:

                                           2005                   2004                    2003
                                   --------------------   --------------------   ---------------------
                                                WIGHTED               WEIGHTED                WEIGHTED
                                                AVERAGE                AVERAGE                 AVERAGE
                                   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE    NUMBER OF   EXERCISE
                                    OPTIONS      PRICE     OPTIONS      PRICE      OPTIONS      PRICE
                                   ---------   --------   ---------   --------   ----------   --------
Outstanding - beginning of year    1,203,900     3.12       214,000     $2.93     1,209,000     $3.07
Granted                              123,000     4.95     1,043,550      3.13        35,000      3.33
Exercised                           (261,400)    3.09            --        --            --        --
Forfeited                            (32,800)    2.80       (53,650)     2.93    (1,030,000)     3.11
                                   ---------     ----     ---------     -----    ----------     -----
Outstanding - end of year          1,032,700     3.33     1,203,900     $3.12       214,000     $2.93
                                   =========     ====     =========     =====    ==========     =====
Exercisable at December 31           514,628     3.18       615,006     $3.16        93,100     $3.17
                                   =========     ====     =========     =====    ==========     =====
Options available for grant        1,959,550              2,049,750               2,778,400
                                   =========              =========              ==========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                  ---------------------------------------------   --------------------------
                                 WEIGHTED      WEIGHTED AVERAGE                  WEIGHTED
RANGE OF          NUMBER OF       AVERAGE      CONTRACTUAL LIFE   NUMBER OF       AVERAGE
EXERCISE PRICES    OPTIONS    EXERCISE PRICE       IN YEARS        OPTIONS    EXERCISE PRICE
---------------   ---------   --------------   ----------------   ---------   --------------
$2.75               201,800        $2.75              7.9           43,600         $2.75
$3.21               670,900         3.21              8.1          455,028          3.21
$3.33 to $3.75       97,000         3.31              8.5           16,000          3.35
$6.40 to $7.98       63,000         6.53              9.1               --            --
                  ---------        -----                           -------         -----
                  1,032,700        $3.33                           514,628         $3.18
                  =========        =====                           =======         =====

PHANTOM STOCK AGREEMENT

     In 2000, the Company issued 150,000 phantom stock units to an officer. For each unit, the officer is entitled to a cash payment of an amount equal to the excess of the market value on the date of the exercise over $2.75. The units vested on December 31, 2004 and expired one year later, assuming continued employment of the officer. All units were exercised during 2005. Compensation expense (income) was $792,750 in 2005, $(23,000) in 2004 and $26,000 in 2003
related to these phantom stock units.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     Components of the provision (credit) for income taxes are as follows:

                                            2005          2004        2003
                                         ----------   -----------   --------
Current:
   Federal - US                          $  494,000   $   107,000   $ 72,000
   Federal - Foreign                        107,000       137,000    224,000
   State and local                          227,000       358,000    106,000
                                         ----------   -----------   --------
                                            828,000       602,000    402,000

Deferred:
   Federal                                2,065,000     1,453,000    548,000
   State and local                          690,000       (59,000)    23,000
   Decrease in valuation allowance
   for net operating loss carryforward           --    (1,425,000)        --
                                         ----------   -----------   --------
                                          2,755,000       (31,000)   571,000
                                         ----------   -----------   --------
Provision for income taxes               $3,583,000   $   571,000   $973,000
                                         ==========   ===========   ========

     A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the year ended December 31 is as follows:

                                                         2005          2004        2003
                                                      ----------   -----------   --------
Provision at federal statutory rate - US              $3,356,000   $ 1,940,000   $897,000
Effect of foreign taxes                                  (71,000)      (62,000)   (14,000)
State and local tax expense, net of federal benefit      285,000       197,000     64,000
Reduction of state deferred tax asset due to
   changes in state tax law                              214,000            --         --
Reversal of prior year accrued taxes                    (227,000)           --         --
Other                                                     26,000       (79,000)    26,000
Decrease in valuation allowance for net operating
   loss carryforward                                          --    (1,425,000)        --
                                                      ----------   -----------   --------
Provision for income taxes                            $3,583,000   $   571,000   $973,000
                                                      ==========   ===========   ========

     On June 30, 2005 the State of Ohio enacted corporate tax legislation which phases out Ohio's Corporate Franchise Tax based on income and phases in a new gross receipts tax called the Commercial Activity Tax. As a result, Core Molding Technologies will not be able to realize previously recorded deferred state tax assets amounting to $214,000. These state deferred tax assets were written off to expense in 2005.

     The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a six-year period beginning in 2005. The amount of the deduction available to the Company in 2005 is not significant. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction in accordance with SFAS No. 109.

Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $514,000.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

Deferred tax assets (liabilities) consist of the following at December 31:

                                         2005          2004
                                      ----------   -----------
Current Asset:
   Accrued liabilities                $1,747,000   $ 1,198,000
   Other, net                            462,000       694,000
                                      ----------   -----------
   Total current asset                 2,209,000     1,892,000
                                      ----------   -----------

Non-current asset(liability):
   Property, plant and equipment       2,070,000     2,582,000
   Net operating loss carryforwards           --     3,313,000
   Postretirement benefits             3,700,000     3,360,000
   Interest rate swap                     34,000       160,000
   Alternative minimum tax credit        500,000       161,000
   Other, net                           (140,000)     (214,000)
                                      ----------   -----------
   Total non-current asset             6,164,000     9,362,000
                                      ----------   -----------
Total deferred tax asset - net        $8,373,000   $11,254,000
                                      ==========   ===========

     At December 31, 2004, the Company had approximately $9.7 million of NOL carryforwards available to offset future taxable income. A valuation allowance was provided for approximately $4,200,000 of NOL carryforwards, which were estimated to expire before they could be utilized. In the fourth quarter of 2004, the Company eliminated the valuation allowance because it is more likely than not that the Company will realize these benefits. The Company anticipates utilizing all of the NOL carryforwards on its 2005 income tax return.

     At December 31, 2005, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $1,596,000 of the Company's Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.

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

     Prior to the acquisition of Columbus Plastics from International, certain of the Company's employees were participants in various International sponsored pension and postretirement plans. The International pension plan for non-represented employees was non-contributory and both benefits and years of service were frozen as of the date of the acquisition of Columbus Plastics. In connection with the acquisition, International retained responsibility for the vested benefits as of December 31, 1996, and the Company agreed to reimburse International for early retirement subsidies for certain employees. The accumulated benefit obligation, which equals the projected benefit obligation and net liability, is $244,000 at December 31, 2005 and 2004.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The funded status of the Company's postretirement health and life insurance benefits plan as of December 31, 2005 and 2004 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

                                                    POST RETIREMENT BENEFITS
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $ 11,252,000   $  9,763,000
Service cost                                           901,000        642,000
Interest cost                                          737,000        602,000
Unrecognized loss                                    2,335,000        459,000
Benefits paid                                         (144,000)      (214,000)
                                                  ------------   ------------
BENEFIT OBLIGATION AT END OF YEAR                 $ 15,081,000   $ 11,252,000
                                                  ------------   ------------
Unfunded status                                   $(15,081,000)  $(11,252,000)
Unrecognized net loss                                5,558,000      3,461,000
                                                  ------------   ------------
Net liability                                     $ (9,523,000)  $ (7,791,000)
                                                  ============   ============
PLAN ASSETS                                                 --             --
                                                  ============   ============
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                             5.75%          6.00%

The components of expense for all of the Company's postretirement benefits plans are as follows:

                                   2005         2004         2003
                                ----------   ----------   ----------
Pension Expense:
   Interest cost                $   15,000   $   15,000   $   15,000
   Defined contribution plan
      contributions                382,000      280,000      282,000
   Multi-employer plan
      contributions                468,000      381,000      324,000
                                ----------   ----------   ----------
Total Pension Expense              865,000      676,000      621,000
                                ----------   ----------   ----------
Health and Life Insurance:
   Service cost                    901,000      642,000      451,000
   Interest cost                   737,000      602,000      494,000
   Amortization of net loss        238,000      163,000       75,000
                                ----------   ----------   ----------
Net periodic benefit cost        1,876,000    1,407,000    1,020,000
                                ----------   ----------   ----------
Total postretirement benefits
   expense                      $2,741,000   $2,083,000   $1,641,000
                                ==========   ==========   ==========

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

     The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8.00%. The rate is projected to decrease gradually to 5% by the year 2009 and remain at that level thereafter. The comparable assumptions for the prior year were 9.00% and 5%.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                           1-PERCENTAGE     1-PERCENTAGE
                                                          POINT INCREASE   POINT DECREASE
                                                          --------------   --------------
Effect on total of service and interest cost components     $  372,000      $  (289,000)
Effect on postretirement benefit obligation                  3,154,000       (2,495,000)

The estimated future benefit payments of the health care plan are:

Fiscal 2006          $   85,000
Fiscal 2007             124,000
Fiscal 2008             181,000
Fiscal 2009             255,000
Fiscal 2010             290,000
Fiscal 2011 - 2015    2,686,000

12.  RELATED PARTY TRANSACTIONS

     In connection with the acquisition of Columbus Plastics, the Company and International entered into a Supply Agreement. Under the terms of the Supply Agreement, International agreed to purchase from the Company, and the Company agreed to sell to International all of International's original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In May 2003, the Company entered into a Comprehensive Supply Agreement, which was effective as of November 1, 2002. Under this Comprehensive Supply Agreement, the Company became the primary supplier of International's original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2006. The Company is in the process of negotiating a new supply agreement to take effect when the current agreement expires.

     International owns 42.5% of the Company's outstanding common stock. Sales to International were $66,382,000 in 2005, $60,167,000 in 2004 and $51,205,000
in 2003, of which $13,010,000 and $10,705,000 had not been received as of December 31, 2005 and 2004 and were included in accounts receivable. Receivables as of December 31, 2005 and 2004 also include $3,014,000 and $2,303,000 respectively, for tooling costs owed by International. The Company expensed $0 in 2005 and 2004 and $1,487,000 in 2003, for interest expense on its note payable to International. During 2003, the Company repaid $19,720,150 of the International note and the balance of $200,000 was replaced by a note due December 31, 2004. At December 31, 2004 this note was recorded as being forgiven by International due to the Company meeting certain earning thresholds. The amount was recorded as Paid In Capital (see Note 7).

13.  LABOR CONCENTRATION

     As of December 31, 2005, the Company employed a total of 1,377 employees, which consists of 793 employees in its United States operations and 584 employees in its Mexican operations. Of these 1,377 employees, 295 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which extends to August 6, 2007, and 505 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2007.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

14.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004.

                                   1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    TOTAL YEAR
                                   -----------   -----------   -----------   -----------   ------------
2005:
Product sales                      $30,217,999   $31,998,569    31,045,446    31,647,471    124,909,485
Tooling sales                        2,298,958     1,660,268       568,525     1,105,628      5,633,379
                                   -----------   -----------   -----------   -----------   ------------
Net sales                           32,516,957    33,658,837    31,613,971    32,753,099    130,542,864
Gross margin                         6,401,426     6,741,112     5,486,391     4,853,563     23,482,492
Income before interest and taxes     3,315,434     3,238,997     2,486,738     1,352,584     10,393,753
Net income                           1,955,750     1,734,988     1,511,180     1,084,149      6,286,056
Net income per common share:
   Basic (1)                       $      0.20   $      0.18   $      0.15   $      0.11   $       0.63
   Diluted (1)                     $      0.20   $      0.17   $      0.14   $      0.10   $       0.60

2004:
Product sales                      $24,106,917   $26,288,365   $24,923,582   $28,414,660   $103,733,524
Tooling sales                          134,200       318,599     1,004,072     6,654,881      8,111,752
                                   -----------   -----------   -----------   -----------   ------------
Net sales                           24,241,117    26,606,964    25,927,654    35,069,541    111,845,276
Gross margin                         3,980,836     5,075,555     3,365,634     4,887,114     17,309,139
Income before interest and taxes     1,128,031     2,327,800       935,924     2,179,894      6,571,649
Net income (2)                         544,633     1,309,969       477,699     2,802,349      5,134,650
Net income per common share:
   Basic                           $      0.06   $      0.13   $      0.05   $      0.29   $       0.53
   Diluted                         $      0.05   $      0.13   $      0.05   $      0.29   $       0.52

(1)  Sum of the quarters do not sum to total year due to rounding.

(2) During the fourth quarter of 2004, the Company reversed a deferred income tax valuation allowance of $1,425,000 or $0.15 per basic and diluted share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

     There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Part III, Item 10 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2006, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Part III, Item 11 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2006, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Part III, Item 12 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2006, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Part III, Item 13 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2006, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Part III, Item 14 is incorporated by reference from The Company's definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2006, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS

          The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

               Report of Independent Registered Public Accounting Firm

               Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

               Consolidated Balance Sheets as of December 31, 2005 and 2004

               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

               Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statement schedules are filed with this Annual Report on Form10-K:

               Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003

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

Date: March 30, 2006

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



/s/ James L. Simonton       President, Chief Executive Officer   March 30, 2006
-------------------------   and Director
James L. Simonton


/s/ Herman F. Dick, Jr.     Treasurer, Chief Financial Officer   March 30, 2006
-------------------------   and Secretary
Herman F. Dick, Jr.


         *                  Director                             March 30, 2006
-------------------------
Thomas R. Cellitti


         *                  Director                             March 30, 2006
-------------------------
James F. Crowley


         *                  Director                             March 30, 2006
-------------------------
Ralph O. Hellmold


         *                  Director                             March 30, 2006
-------------------------
Thomas M. Hough


         *                  Director                             March 30, 2006
-------------------------
Malcolm M. Prine


         *                  Director                             March 30, 2006
-------------------------
John P. Wright


*By Herman F. Dick, Jr.     Attorney-In-Fact                     March 30, 2006
    ---------------------
    Herman F. Dick, Jr.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2005, 2004 and 2003.

Reserves deducted from asset to which it applies - allowance for doubtful accounts.

                                                   Additions
                                            -----------------------
                               Balance at   Charged to   Charged to
                                Beginning     Costs &       Other     Deductions    Balance At
                                 of Year     Expenses     Accounts        (A)      End of Year
                               ----------   ----------   ----------   ----------   -----------
Year Ended December 31, 2005    $235,000     $ 93,000                  $114,000      $214,000
Year Ended December 31, 2004    $379,000     $ 83,000                  $227,000      $235,000
Year Ended December 31, 2003    $543,000     $ 85,000                  $249,000      $379,000

(A) Amount represents uncollectible accounts written off.

Reserves deducted from asset to which it applies - deferred income tax valuation allowance.

                                                   Additions
                                            -----------------------
                               Balance at   Charged to   Charged to
                                Beginning     Costs &       Other                    Balance At
                                 of Year     Expenses     Accounts     Deductions   End of Year
                               ----------   ----------   ----------   -----------   -----------
Year Ended December 31,2005            --                                                    --
Year Ended December 31, 2004   $1,425,000                             ($1,425,000)           --
Year Ended December 31, 2003   $1,425,000                                            $1,425,000

                                INDEX TO EXHIBITS

Exhibit No.                Description                         Location
-----------                -----------                         ---------
2(a)(1)       Asset Purchase Agreement dated as of   Incorporated by reference
              September 12, 1996, as amended         to Exhibit 2-A to
              October 31, 1996, between Navistar     Registration Statement on
              and RYMAC(1)                           Form S-4 (Registration No.
                                                     333-15809)

2(a)(2)       Second Amendment to Asset Purchase     Incorporated by reference
              Agreement dated December 16, 1996(1)   to Exhibit 2(a)(2)to Annual
                                                     Report on Form 10-K for the
                                                     year ended December 31,
                                                     2001

2(b)(1)       Agreement and Plan of Merger dated     Incorporated by reference
              as of November 1, 1996, between Core   to Exhibit 2-B to
              Molding and RYMAC                      Registration Statement on
                                                     Form S-4 (Registration No.
                                                     333-15809)

2(b)(2)       First Amendment to Agreement and       Incorporated by reference
              Plan of Merger dated as of December    to Exhibit 2(b)(2) to
              27, 1996 between Core Molding and      Annual Report on Form 10-K
              RYMAC                                  for the year Ended December
                                                     31, 2002

2(c)(1)       Asset Purchase Agreement dated as of   Incorporated by reference
              October 10, 2001, between Core         to Exhibit 1 to Form 8-K
              Molding Technologies, Inc. and         filed October 31, 2001
              Airshield Corporation

3(a)(1)       Certificate of Incorporation of Core   Incorporated by reference
              Molding Technologies, Inc. as filed    to Exhibit 4(a) to
              with the Secretary of State of         Registration Statement on
              Delaware on October 8, 1996            Form S-8, (Registration No.
                                                     333-29203)

3(a)(2)       Certificate of Amendment of            Incorporated by reference
              Certificate of Incorporation of        to Exhibit 4(b) to
              Core Molding Technologies, Inc.        Registration Statement on
              as filed with the Secretary of State   Form S-8 (Registration No.
              of Delaware on November 6, 1996        333-29203)

Exhibit No.                Description                         Location
-----------                -----------                         ---------
3(a)(3)       Certificate of Incorporation of Core   Incorporated by reference
              Molding Technologies Inc.,             to Exhibit 4(c) to
              reflecting amendments through          Registration Statement on
              November 6, 1996 [for purposes of      Form S-8 (Registration No.
              compliance with Securities and         333-29203)
              Exchange Commission filing
              requirements only]

3(a)(4)       Certificate of Amendment of            Incorporated by reference
              Certificate of Incorporation as        to Exhibit 3(a)(4) to
              filed with the Secretary of State of   Quarterly Report on Form
              Delaware on August 28, 2002            10-Q for the quarter ended
                                                     September 30, 2002

3(b)          By-Laws of Core Molding                Incorporated by reference
              Technologies, Inc.                     to Exhibit 3-C to
                                                     Registration Statement on
                                                     Form S-4 (Registration No.
                                                     333-15809)

4(a)(1)       Certificate of Incorporation of Core   Incorporated by reference
              Molding Technologies, Inc. as filed    to Exhibit 4(a) to
              with the Secretary of State of         Registration Statement on
              Delaware on October 8, 1996            Form S-8 (Registration No.
                                                     333-29203)

4(a)(2)       Certificate of Amendment of            Incorporated by reference
              Certificate of Incorporation of Core   to Exhibit 4(b) to
              Molding Technologies, Inc. as filed    Registration Statement on
              with the Secretary of State of         Form S-8 (Registration No.
              Delaware on November 6, 1996           333-29203)

4(a)(3)       Certificate of Incorporation of Core   Incorporated by reference
              Molding Technologies, Inc.,            to Exhibit 4(c) to
              reflecting amendments through          Registration Statement on
              November 6, 1996 [for purposes of      Form S-8 (Registration No.
              compliance with Securities and         333-29203)
              Exchange Commission filing
              requirements only]

4(a)(4)       Certificate of Amendment of            Incorporated by reference
              Certificate of Incorporation as        to Exhibit of 3(a)(4) to
              filed with the Secretary State of      Quarterly Report on Form
              Delaware on August 28, 2002            10-Q for the quarter ended
                                                     September 30, 2002

Exhibit No.                Description                         Location
-----------                -----------                         ---------
4(b)          By-Laws of Core Molding                Incorporated by reference
              Technologies, Inc.                     to Exhibit 3-C to
                                                     Registration Statement on
                                                     Form S-4 (Registration No.
                                                     333-15809)

10(a)(2)      Amendment No. 1 to Unsecured           Incorporated by referebce
              Promissory Note, dated January 30,     to Exhibit 10(p) to
              2004 to International Truck and        Quarterly Report on Form
              Engine Corp.                           10-Q for the quarter ended
                                                     March 31, 2005

10(b)         Comprehensive Supply Agreement,        Incorporated by reference
              dated November 1, 2002, by and         to Exhibit 10(a)(7) to
              between Core Molding Technologies,     Annual Report on Form 10-K
              Inc. and International Truck and       for the year ended December
              Engine Corp.                           31, 2003

10(d)         Registration Rights Agreement, dated   Incorporated by reference
              December 31, 1996, by and between      to Exhibit 10(d) to Annual
              Navistar International                 Report on Form 10-K for the
              Transportation Corp. and various       year ended December 31,
              other persons who become parties       2001
              pursuant to the agreement

10(e)         Loan Agreement, dated December 3,      Incorporated by reference
              1997, by and between Core Molding      to Exhibit 10(e) to Annual
              Technologies, Inc. and Key Bank        Report on Form 10-K for the
              National Association                   year ended December 31,
                                                     2002

10(e)(1)      Amendment, dated March 29, 2001, to    Incorporated by reference
              the Loan Agreement dated December 3,   to Exhibit 10(e)(1) to
              1997 By and between Core Molding       Annual Report on Form 10-K
              Technologies, Inc. and Key Bank        for the year ended December
              National Association                   31, 2002

10(e)(2)      Amendment, dated December 12, 2002,    Incorporated by reference
              to the Loan Agreement dated December   to Exhibit 10(e)(2) to
              3, 1997 by and between Core Molding    Annual Report on Form 10-K
              Technologies, Inc. and Key Bank        for the year ended December
              National Association                   31, 2002

10(e)(3)      Loan Agreement, date December 30,      Incorporated by reference
              2003, by and between Core Molding      to Exhibit 10(e)(3) to
              Technologies, Inc. and Key Bank        Annual Report on Form 10-K
              National Association(2)                for the year ended December
                                                     31, 2003

Exhibit No.                Description                         Location
-----------                -----------                         ---------
10(f)         Master Equipment Lease Agreement(3)    Incorporated by reference
              by and between KeyCorp Leasing, a      to Exhibit 10(f) to Annual
              division of Key Corporate Capital,     Report on Form 10-K for the
              Inc. and Core Molding Technologies,    year ended December 31,
              Inc.                                   2002

10(f)(1)      Amendment, dated March 26, 2001, to    Incorporated by reference
              Master Equipment Lease Agreement(3)    to Exhibit 10(f)(1) to
              by and between KeyCorp Leasing, a      Annual Report on Form 10-K
              division of Key Corporate Capital,     for the year ended December
              Inc. and Core Molding Technologies,    31, 2000
              Inc.

10(g)         Loan Agreement, dated April 1, 1998,   Incorporated by reference
              by and between South Carolina Jobs -   to Exhibit 10(g) to Annual
              Economic Development Authority and     Report on Form 10-K for the
              Core Molding Technologies, Inc.        year ended December 31,
                                                     2003

10(h)         Reimbursement Agreement, dated April   Incorporated by reference
              1, 1998, by and between Core Molding   to Exhibit 10(h) to Annual
              Technologies, Inc. and Key Bank        Report on Form 10-K for the
              National Association                   year ended December 31,
                                                     2003

10(h)(1)      Amendment, dated March 29, 2001, to    Incorporated by reference
              Reimbursement Agreement, dated April   to Exhibit 10(h)(1) to
              1, 1998, by and between Core Molding   Annual Report on Form 10-K
              Technologies, Inc. and Key Bank        for the year ended December
              National Association                   31, 2000

10(i)         Core Molding Technologies, Inc.        Incorporated by reference
              Employee Stock Purchase Plan(4)        to Exhibit 4(e) to
                                                     Registration Statement on
                                                     Form S-8 (Registration No.
                                                     333-60909)

10(i)(1)      2002 Core Molding Technologies, Inc.   Incorporated by reference
              Employee Stock Purchase Plan(4)        to Exhibit B to Definitive
                                                     Proxy Statement dated April
                                                     15, 2002

10(j)         Letter Agreement Regarding Terms and   Incorporated by reference
              Conditions of Interest Rate Swap       to Exhibit 10(j) to Annual
              Agreement between KeyBank National     Report on Form 10-K for the
              Association and Core Molding           year ended December 31,
              Technologies, Inc.                     2003

10(k)         Long Term Equity Incentive Plan(4)     Incorporated by reference
                                                     to Exhibit 4(e) to
                                                     Registration Statement on
                                                     Form S-8 (Registration No.
                                                     333-29203)

Exhibit No.                Description                         Location
-----------                -----------                         ---------
10(l)         1995 Stock Option Plan(4)              Incorporated by reference
                                                     to Exhibit 10(l) to Annual
                                                     Report on Form 10-K for the
                                                     year ended December 31,
                                                     2001

10(m)         Informal Cash Profit Sharing Plan(4)   Incorporated by reference
                                                     to Exhibit 10(m) to Annual
                                                     Report On Form 10-K for the
                                                     year ended December 31,
                                                     2002

10(m)(1)      Core Molding Technologies, Inc. Cash   Incorporated by reference
              Profit Sharing Plan, as amended        to Exhibit 10.1 to Form 8-K
              December 16, 2004(4)                   filed December 22, 2004

10(o)         Compensation Agreement with Malcolm    Incorporated by reference
              M. Prine(4)                            to Exhibit 10(o) to Annual
                                                     Report on Form 10-K for the
                                                     year ended December 31,
                                                     2000

10(p)         Phantom stock agreement with James     Incorporated by reference
              L. Simonton, President and Chief       Exhibit 10(p) to Quarterly
              Executive Officer                      Report on Form 10-Q for the
                                                     quarter ended March 31,
                                                     2005

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

14            Code of Conduct and Business Ethics    Incorporated by reference
                                                     to Exhibit 14 to Annual
                                                     Report on Form 10-K for the
                                                     year ended December 31,
                                                     2003

23            Consent of Deloitte & Touche LLP       Filed Herein

24            Powers of Attorney                     Filed Herein

31(a)         Section 302 Certification by James     Filed Herein
              L. Simonton, President and Chief
              Executive Officer

31(b)         Section 302 Certification by Herman    Filed Herein
              F. Dick, Jr., Treasurer, Chief
              Financial Officer, and Secretary

32(a)         Certification of James L. Simonton,    Filed Herein
              Chief Executive Officer of Core
              Molding Technologies, Inc., dated
              March 30, 2006, pursuant to 18
              U.S.C. Section 1350

Exhibit No.                Description                      Location
-----------                -----------                      ---------
32(b)         Certification of Herman F. Dick,    Filed Herein
              Jr., Treasurer, Chief Financial
              Officer and Secretary of Core
              Molding Technologies, Inc., dated
              March 30, 2006, pursuant to 18
              U.S.C. Section 1350

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

(3) The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the SEC upon request.

(4) Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.