Form 10-Q
period 2006-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2006-05-15
CIK 1026655

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

                                 Yes [X]   NO [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one).

 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.

                                 Yes [ ]   NO [X]

     As of May 12, 2006, the latest practicable date, 10,071,217 shares of the registrant's common shares were issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION
                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2006           2005
                                                                     ------------   ------------
                                                                      (UNAUDITED)
ASSETS
Current Assets:
   Cash                                                              $ 15,053,391    $  9,413,994
   Accounts receivable (less allowance for doubtful accounts:
   March 31, 2006 - $232,000; December 31, 2005 - $214,000)            23,684,553      22,279,588
Inventories:
   Finished and work in process goods                                   2,416,223       2,075,094
   Stores                                                               4,864,835       5,219,927
                                                                     ------------    ------------
      Total inventories                                                 7,281,058       7,295,021

   Deferred tax asset                                                   2,208,567       2,208,567
   Foreign sales tax receivable                                           837,967         756,723
   Tooling in progress                                                    314,902              --
   Prepaid expenses and other current assets                            1,517,808         947,937
                                                                     ------------    ------------
      Total current assets                                             50,898,246      42,901,830

Property, plant and equipment                                          49,278,982      47,939,881
Accumulated depreciation                                              (24,780,385)    (24,269,524)
                                                                     ------------    ------------
Property, plant and equipment - net                                    24,498,597      23,670,357

Deferred tax asset                                                      6,126,608       6,164,317
Interest Rate Swap                                                          9,943              --
Goodwill                                                                1,097,433       1,097,433
Customer List / Non-compete                                               177,063         189,860
Other assets                                                              184,621         197,605
                                                                     ------------    ------------
TOTAL                                                                $ 82,992,511    $ 74,221,402
                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities
   Current portion of long-term debt                                 $  1,785,716    $  1,775,716
   Current portion graduated lease payments and  deferred gain            567,369         567,369
   Accounts payable                                                    14,513,137      10,224,296
   Tooling in progress                                                    137,127       1,148,104
   Accrued liabilities:
      Compensation and related benefits                                 6,778,385       5,264,515
      Interest                                                             85,566         103,701
      Taxes                                                             1,440,395         130,820
      Other                                                             1,235,793         836,580
                                                                     ------------    ------------
      Total current liabilities                                        26,543,488      20,051,101

Long-term debt                                                          9,143,566       9,594,995
Interest rate swap                                                             --         100,965
Graduated lease payments and deferred gain                                425,186         567,030
Postretirement benefits liability                                      10,237,848       9,766,544

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock - $0.01 par value, authorized shares - 10,000,000;
   Outstanding shares:  March 31, 2006 and March 31, 2005 - 0                  --              --
Common stock - $0.01 par value, authorized shares - 20,000,000;
   Outstanding shares: 10,071,217 at March 31, 2006 and
   10,041,467 at  December 31, 2005                                       100,712         100,415
Paid-in capital                                                        20,917,197      20,770,944
Accumulated other comprehensive income (loss), net of income tax           14,309         (58,891)
Retained earnings                                                      15,610,205      13,328,299
                                                                     ------------    ------------
   Total stockholders' equity                                          36,642,423      34,140,767
                                                                     ------------    ------------
TOTAL                                                                $ 82,992,511    $ 74,221,402
                                                                     ============    ============

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                        2006          2005
                                                    -----------   -----------
NET SALES:
   Products                                         $35,354,658   $30,217,999
   Tooling                                            1,147,656     2,298,958
                                                    -----------   -----------
      Total sales                                    36,502,314    32,516,957
                                                    -----------   -----------

Cost of sales                                        29,027,369    25,602,707
Postretirement benefits expense                         646,374       512,824
                                                    -----------   -----------
      Total cost of sales                            29,673,743    26,115,531
                                                    -----------   -----------

GROSS MARGIN                                          6,828,571     6,401,426
                                                    -----------   -----------

Selling, general and administrative expense           3,034,590     2,973,421
Postretirement benefits expense                         141,881       112,571
                                                    -----------   -----------
      Total selling, general and administrative
       expense                                        3,176,471     3,085,992

INCOME BEFORE INTEREST AND INCOME TAXES               3,652,100     3,315,434

Interest income                                         123,323        17,169
Interest expense                                       (162,301)     (190,980)
                                                    -----------   -----------

INCOME BEFORE INCOME TAXES                            3,613,122     3,141,623

Income tax expense                                    1,331,216     1,185,873
                                                    -----------   -----------

NET INCOME                                          $ 2,281,906   $ 1,955,750
                                                    ===========   ===========

NET INCOME PER COMMON SHARE:
   Basic                                            $      0.23   $      0.20
   Diluted                                          $      0.22   $      0.20
                                                    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                             10,046,845     9,780,680
   Diluted                                           10,448,427     9,853,066
                                                    ===========   ===========

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                         COMMON STOCK                    ACCUMULATED
                                                          OUTSTANDING                       OTHER                       TOTAL
                                                     --------------------    PAID-IN    COMPREHENSIVE    RETAINED   STOCKHOLDERS'
                                                       SHARES     AMOUNT     CAPITAL    INCOME (LOSS)    EARNINGS       EQUITY
                                                     ----------  --------  -----------  -------------  -----------  -------------
BALANCE AT JANUARY 1, 2006                           10,041,467  $100,415  $20,770,944  $  (58,891)    $13,328,299   $34,140,767

Net Income                                                                                               2,281,906     2,281,906

Common shares issued from
   exercise of stock options                             29,750       297       92,900                                    93,197

Hedge accounting effect of the interest rate swaps
   at March 31, 2006, net of tax effect of $37,709                                          73,200                        73,200

Share based compensation                                                        53,353                                    53,353
                                                     ----------  --------  -----------  ----------     -----------   -----------
BALANCE AT MARCH 31, 2006                            10,071,217  $100,712  $20,917,197  $   14,309     $15,610,205   $36,642,423
                                                     ==========  ========  ===========  ==========     ===========   ===========

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                  2006          2005
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $ 2,281,906   $ 1,955,750

Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                  659,732       579,627
   Deferred income taxes                                               --       965,737
   Share based compensation                                        53,353            --
   Loss on disposal of assets                                       6,159            --
   Amortization of gain on sale/leaseback transaction             (84,528)     (113,389)
   Loss on translation of foreign currency
      financial statements                                         34,489         1,697
   Change in operating assets and liabilities (net of effects from acquisitions):
     Accounts receivable                                       (1,719,867)   (2,256,010)
     Inventories                                                   13,963       272,029
     Prepaid and other assets                                    (651,115)      628,911
     Accounts payable                                           3,185,631    (3,871,965)
     Accrued and other liabilities                              3,062,205     1,534,379
     Postretirement benefits liability                            556,304       424,243
                                                              -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,398,232       121,009
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                      (1,415,804)     (228,323)
Proceeds from sale of property and equipment                        5,200            --
Proceeds from maturities on mortgage-backed security
   investment                                                          --        88,239
                                                              -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                          (1,410,604)     (140,084)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                             93,197         5,500
Payments of principal on secured note payable                    (321,428)     (321,427)
Payment of principal on industrial revenue bond                  (120,000)     (110,000)
                                                              -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                            (348,231)     (425,927)
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            5,639,397      (445,002)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                9,413,994     5,358,246
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $15,053,391   $ 4,913,244
                                                              ===========   ===========
Cash paid for:
   Interest                                                   $    39,569   $   179,058
                                                              ===========   ===========
   Income taxes                                               $   168,133   $    79,827
                                                              ===========   ===========

See notes to condensed consolidated financial statements.

                CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries ("Core Molding Technologies") at March 31, 2006, and the results of their operations and cash flows for the three months ended March 31, 2006. The "Consolidated Notes to Financial Statements," which are contained in the 2005 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.

     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as "reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound ("SMC") in a closed mold process. The Batavia facility, which was acquired in August 2005 (see Note 6), produces reinforced plastic products by a robotic spray-up open mold process and multiple insert tooling ("MIT") closed mold process. The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer ("RTM") closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry as a result of its September 2004 acquisition of certain assets of Keystone Restyling Products, Inc. (see Note 6).

2. EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

     The computation of basic and diluted earnings per common share is as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Net income                                            $ 2,281,906   $ 1,955,750

Weighted average common shares outstanding             10,046,845     9,780,680
Plus: dilutive options assumed exercised                  928,450     1,153,011
Less: shares assumed repurchased with proceeds from
   exercise                                              (526,868)   (1,080,625)
                                                      -----------   -----------
Weighted average common and potentially issuable
   common shares outstanding                           10,448,427     9,853,066
                                                      ===========   ===========
Basic earnings per common share                       $      0.23   $      0.20
Diluted earnings per common share                     $      0.22   $      0.20

     For the three months ended March 31, 2006 and 2005 there were 55,500 and 187,490 antidilutive options, respectively.

3. SALES REVENUE

     Core Molding Technologies currently has four major customers, International Truck & Engine Corporation ("International"), Freightliner, LLC ("Freightliner"), PACCAR, Inc. ("PACCAR"), and Yamaha Motor Manufacturing Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2006 and 2005:

                    THREE MONTHS ENDED
                        MARCH 31,
                -------------------------
                    2006          2005
                -----------   -----------
International   $18,310,825   $17,370,912
Freightliner      3,915,014     4,518,942
PACCAR            7,828,737     1,320,261
Yamaha            2,022,799     4,051,463
                -----------   -----------
   Subtotal      32,077,375    27,261,578
Other             4,424,939     5,255,379
                -----------   -----------
   Total        $36,502,314   $32,516,957
                ===========   ===========

     In the third quarter of 2005, Core Molding Technologies was informed by Yamaha of its intention to diversify its supplier base and, as a result, Yamaha may not continue to be a major customer in future reporting periods.

4. COMPREHENSIVE INCOME

     Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statements of Income. The components of comprehensive income, net of tax, are as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
Net income                                            $2,281,906   $1,955,750

Hedge accounting effect of interest rate swaps,
   net of tax effect of $37,709 and $81,185 for
   the three months ended March 31, 2006 and
   2005 respectively.                                     73,200      157,593
                                                      ----------   ----------
   Comprehensive income                               $2,355,106   $2,113,343
                                                      ==========   ==========

5. POSTRETIREMENT BENEFITS

     The components of expense for all of Core Molding Technologies' postretirement benefits plans for the three months ended March 31, 2006 and 2005 are as follows:

                                             MARCH 31,   MARCH 31,
                                                2006        2005
                                             ---------   ---------
Pension Expense:
   Interest cost                              $  4,000    $  4,000
   Defined contribution plan contributions     101,000      84,000
   Multi-employer plan contributions           127,000     115,000
                                              --------    --------
Total Pension Expense                          232,000     203,000

Health and Life Insurance:
   Service cost                                267,000     192,000
   Interest cost                               218,000     180,000
   Amortization of net loss                     71,000      50,000
                                              --------    --------
Net periodic benefit cost                      556,000     422,000
                                              --------    --------
Total postretirement benefits expense         $788,000    $625,000
                                              ========    ========

     Core Molding Technologies has made contributions of approximately $105,000 to pension plans through March 31, 2006 and expects to make approximately $834,000 of postretirement benefit payments through the remainder of 2006 of which $465,000 was accrued at December 31, 2005.

6. ACQUISITIONS

     On August 3, 2005 Core Molding Technologies, Inc. acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market, for $688,077. Core Molding Technologies has continued operation of the Batavia facility. As part of the acquisition, Core Molding Technologies agreed to lease the manufacturing facility from the previous owner of Cincinnati Fiberglass Division of Diversified Glass, Inc.

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
                              =========

     The following table reflects the unaudited consolidated results of operations on a pro forma basis had the Cincinnati Fiberglass Division of Diversified Glass, Inc. been included in operating results from January 1, 2005. There are no material non-recurring items in the pro forma results of operations.

                                   THREE MONTHS ENDED
                                     March 31, 2005
                                   ------------------
Net sales (pro forma)                  $37,536,065
                                       ===========

Net income (pro forma)                 $ 2,041,229
                                       ===========

Net income per share (pro forma)-
   Basic                               $      0.21
   Diluted                             $      0.21

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The effects of the acquisition have been included in the condensed consolidated statement of income since the acquisition date.

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

8. STOCK BASED COMPENSATION

     Core Molding Technologies has a Long Term Equity Incentive Plan (the "Plan"), as originally approved by the shareholders in May 1997, and as amended in May 2000 to increase the number of shares authorized for issuance, that allows for grants to directors and key employees of non-qualified stock options, incentive stock options, director options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards up to an aggregate of 3.0 million awards, each representing a right to buy a share of Core Molding Technologies common stock. Options can be granted under the plan through the earlier of December 31, 2006, or the date the maximum number of available awards under the plan have been granted. Core Molding Technologies will solicit stockholders approval for the adoption of a new long-term equity compensation plan at the 2006 annual stockholders meeting on May 17, 2006.

      The options that may be granted under the plan have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and were granted at prices which equaled or exceeded the fair market value of Core Molding Technologies common stock at the date of grant.

     Effective January 1, 2006, Core Molding Technologies adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R") requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, Core Molding Technologies accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Core Molding Technologies also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Core Molding Technologies adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

     Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 2005
                                                       ------------------
Net income, as reported                                    $1,955,750
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects          121,369
                                                           ----------
Pro forma net income                                       $1,834,381
                                                           ==========
Earnings per share:
   Basic - as reported                                     $     0.20
   Basic - pro forma                                       $     0.19
   Diluted - as reported                                   $     0.20
   Diluted - pro forma                                     $     0.19

     There were no grants of options in the three months ending March 31, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended December 31, 2005. Total compensation cost related to incentive stock options for the three months ended March 31, 2006 included in selling, general and administrative expenses amounted to $53,353. There was no tax benefit recorded for this compensation cost because the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

     During the quarter ended March 31, 2006, Core Molding Technologies received approximately $93,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $73,000.

     The following summarizes the activity relating to stock options under the Plan mentioned above for the three months ended March 31, 2006:

                                                                    Weighted
                                                                    Average
                                     Number                        Remaining     Aggregate
                                       of      Weighted Average   Contractual    Intrinsic
                                     Shares     Exercise Price        Life         Value
                                   ---------   ----------------   -----------   ----------
Outstanding at December 31, 2005   1,032,700         $3.33
   Exercised                         (29,750)         3.13
   Granted                                --            --
   Forfeited                         (19,000)         4.24
                                   ---------         -----
Outstanding at March 31, 2006        983,950         $3.32            7.95      $2,243,000
                                   =========         =====            ====      ==========
Exercisable at March 31, 2006        510,054         $3.18            7.62      $1,234,000
                                   =========         =====            ====      ==========

The following summarizes the status of, and changes to, unvested options during the three months ended March 31, 2006:

                                           Weighted
                                 Number     Average
                                   of     Grant Date
                                 Shares   Fair Value
                                -------   ----------
Unvested at December 31, 2005   518,072      $3.49
Granted                              --         --
Vested                          (25,176)      2.12
Forfeited                       (19,000)      4.24
                                -------      -----
Unvested at March 31, 2006      473,896      $3.47
                                =======      =====

At March 31, 2006, there was $876,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") as a interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. There is no material effect to the consolidated financial statements from adoption of FIN 47.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 8.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. There is no material effect to the consolidated financial statements from adoption of SFAS 151.

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

     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies' suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2005 Annual Report to Shareholders on Form 10-K.

                                    OVERVIEW

     Core Molding Technologies is a compounder of sheet molding composite ("SMC") and molder of fiberglass reinforced plastics. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft and other commercial products. The demand for Core Molding Technologies' products is affected by economic conditions in the United States, Canada and Mexico. Core Molding Technologies' manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies' operations may change proportionately more than revenues from operations.

     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International's truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer ("RTM") closed mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc. a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding ("RTM") utilizing multiple insert tooling ("MIT") closed mold process.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Net sales for the three months ended March 31, 2006, totaled $36,502,000, representing an approximate 12% increase from the $32,517,000 reported for the three months ended March 31, 2005. Included in total sales are tooling project revenues of $1,148,000 and $2,299,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, were higher by approximately 17% for the three months ended March 31, 2006, as compared to the same period a year ago. The primary reason for this increase in product sales was due to the addition of the Batavia, Ohio operation, which was acquired in August 2005, as well as the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International totaled $18,311,000 for the three months ended March 31, 2006, an approximate 5% increase from the three months ended March 31, 2005 amount of $17,371,000. The primary reason for the increase is due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to Freightliner totaled $3,915,000 for the three months ended March 31, 2006, which was a decrease of approximately 13% from the $4,519,000 for the three months ended at March 31, 2005. The primary reason for this decrease was due to reduced order volumes and tooling sales recorded for the three months ended March 31, 2006. Sales to PACCAR totaled $7,829,000 for the three months ended March 31, 2006, representing a significant increase from the $1,320,000 reported for the three months ended March 31, 2005. The primary reason for the increase in sales to PACCAR is due to the addition of the recently acquired Batavia, Ohio operations, as well as the positive impact general economic conditions have had, as referenced above. Sales to Yamaha totaled $2,023,000 for the three months ended March 31, 2006, an approximate 50% decrease from the three months ended March 31, 2005 amount of $4,051,000. The primary reason for this decrease was due to the decision of Yamaha to diversify its supplier base as previously disclosed.

     Sales to other customers for the three months ended March 31, 2006, decreased approximately 16% to $4,425,000 from $5,255,379 for the three months ended March 31, 2005. The decrease in sales to other customers was primarily due to a reduction in sales to an automotive tier I supplier due to lower order volumes.

     Gross margin was approximately 18.7% of sales for the three months ended March 31, 2006, compared with 19.7% for the three months ended March 31, 2005. The decrease in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary factors contributing to the decrease in gross margin are operating inefficiencies incurred at the Batavia, Ohio facility that was acquired in August 2005, as well as, the dilutive effect of tooling margins recorded for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

     Selling, general and administrative expenses ("SG&A") totaled $3,176,000 for the three months ended March 31, 2006, increasing from $3,086,000 for the three months ended March 31, 2005. The primary reasons for this increase was due to increases in certain employee benefits as well as expense recorded related to the adoption of SFAS 123(R).

     Net interest expense totaled $39,000 for the three months ended March 31, 2006, decreasing from $174,000 for the three months ended March 31, 2005. The primary reasons for the decrease were due to interest income of $123,000 for the three months ended March 31, 2006 compared to $17,000 for the three months ended March 31, 2005 as well as the a reduction in debt due to regularly scheduled payments. Interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these two debt instruments.

     Income taxes for the three months ended March 31, 2006, are estimated to be approximately 37% of total earnings before taxes or $1,331,000.

     Net income for the three months ended March 31, 2006, was $2,282,000, or $0.23 per basic and $0.22 per diluted share, representing an increase of $326,000 over the net income for the three months ended March 31, 2005, of $1,956,000, or $.20 per basic share and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Core Molding Technologies' primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.

     Cash provided by operating activities before changes in working capital for the three months ended March 31, 2006 totaled $3,507,000. Changes in working capital increased cash provided by operating activities by $3,891,000 to $7,398,000. Net income contributed $2,282,000 to operating cash flows. Non-cash deductions of depreciation and amortization contributed $660,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $556,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Changes in working capital primarily relate to increases in accounts payable and accrued and other liabilities due to payment timing differences and an increase in accounts receivable, which is primarily related to increased sales volumes.

     Cash used for investing activities was $1,411,000 for the three months ended March 31, 2006, as a result of capital expenditures, which primarily related to the acquisition of machinery and equipment and expansion of the Columbus, Ohio manufacturing facility. Core Molding Technologies anticipates spending an additional $6,728,000 for the remainder of the year for capital projects primarily related to the expansion project at the Columbus, Ohio facility to support two new programs for existing customers, which will be funded by existing cash and cash from operations.

     Financing activities reduced cash flow by $348,000. Core Molding Technologies made principal repayments on its bank note payable of $321,000 and its regularly scheduled payment on the Industrial Revenue Bond of $120,000. Partially offsetting these payments were proceeds of $93,000 from the issuance of common stock related to the exercise of 29,750 stock options.

     At March 31, 2006, Core Molding Technologies had cash on hand of $15,053,000 and an available line of credit of $7,500,000 ("Line of Credit"), which is scheduled to mature on April 30, 2007. At March 31, 2006, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects these resources to be adequate to meet Core Molding Technologies' liquidity needs. As of March 31, 2006, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2006. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies' liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

     In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") as a interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143"). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. There is no material effect to the consolidated financial statements from adoption of FIN 47.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 8.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. There is no material effect to the consolidated financial statements from adoption of SFAS 151.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discuss Core Molding Technologies' condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable Allowances:

     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $232,000 at March 31, 2006 and $214,000 at December 31, 2005. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable for chargebacks of $664,000 at March 31, 2006 and $807,000 at December 31, 2005.

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

Goodwill and Long-Lived Assets:

     Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscount expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the three months ended March 31, 2006 or the year ended December 31, 2005.

Self-Insurance:

     The Company is self-insured with respect to most of its Columbus, Ohio and Gaffney, South Carolina medical and dental claims and Columbus, Ohio workers' compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker's compensation claims incurred but not reported at March 31, 2006 and December 31, 2005 of $1,011,000 and $1,002,000, respectively.

Post Retirement Benefits:

     Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies' operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2005 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement medical benefits based on actuarially computed estimates of $10,323,000 at March 31, 2006 and $9,767,000 at December 31, 2005.

Revenue Recognition:

     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company's balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2006 the Company has recorded a net asset related to tooling in progress of $315,000, which represents approximately $13,066,000 of progress tooling billings and $13,381,000 of progress tooling expenses. At December 31, 2005 the Company has recorded a net liability related to tooling in progress of $1,148,000, which represents approximately $11,164,000 of progress tooling billings and $10,016,000 of progress tooling expenses.

Income Taxes:

     The Consolidated Balance Sheet at March 31, 2006 and December 31, 2005, includes a deferred tax asset of $8,335,000 and $8,373,000, respectively. Core Molding Technologies performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2005 Annual Report to Shareholders.

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

     Assuming a hypothetical 10% change in short-term interest rates in both the three month periods ended March 31, 2006 and 2005, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 1A. RISK FACTORS

         There have been no material changes in Core Molding Technologies' risk factors from those previously disclosed in the Core Molding Technologies 2005 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No submission of matters to a vote of security holders occurred during the three months ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         See Index to Exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORE MOLDING TECHNOLOGIES, INC.


Date: May 15, 2006                      By: /s/ James L. Simonton
                                            ------------------------------------
                                            James L. Simonton
                                            President, Chief Executive Officer
                                            and Director


Date: May 15, 2006                      By: /s/ Herman F. Dick, Jr.
                                            ------------------------------------
                                            Herman F. Dick, Jr.
                                            Treasurer, Chief Financial
                                            Officer and Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION                                                           LOCATION
-----------   -----------                                                           --------
2(a)(1)       Asset Purchase Agreement Dated as of September 12, 1996,              Incorporated by reference to Exhibit 2-A
              As amended October 31, 1996, between Navistar International           to Registration Statement on Form S-4
              Transportation Corporation and RYMAC Mortgage Investment              (Registration No. 333-15809)
              Corporation(1)

2(a)(2)       Second Amendment to Asset Purchase Agreement dated                    Incorporated by reference to Exhibit
              December 16, 1996(1)                                                  2(a)(2) to Annual Report on  Form 10-K
                                                                                    for the year-ended December 31, 2001

2(b)(1)       Agreement and Plan of Merger dated as of November 1, 1996, between    Incorporated by reference to Exhibit 2-B
              Core Molding Technologies, Inc. and RYMAC Mortgage Investment         to Registration Statement on Form S-4
              Corporation                                                           (Registration No. 333-15809)

2(b)(2)       First Amendment to Agreement and Plan of Merger dated as of           Incorporated by reference to Exhibit
              December 27, 1996 Between Core Molding Technologies,                  2(b)(2) to Annual Report on Form 10-K
              Inc. and RYMAC Mortgage Investment Corporation                        for the year ended December 31, 2002

2(c)(1)       Asset Purchase Agreement dated as of October 10, 2001, between Core   Incorporated by reference to Exhibit 1
              Molding Technologies, Inc. and  Airshield Corporation                 to Form 8-K filed October 31, 2001

3(a)(1)       Certificate of Incorporation of Core Molding Technologies, Inc.       Incorporated by reference to Exhibit
              As filed with the Secretary of State of Delaware on October 8, 1996   4(a) to Registration Statement on Form
                                                                                    S-8 (Registration No. 333-29203)

3(a)(2)       Certificate of Amendment of Certificate of Incorporation              Incorporated by reference to Exhibit
              of Core Molding Technologies, Inc. as filed with the Secretary        4(b) to Registration Statement
              of State of Delaware on November 6, 1996                              on Form S-8 (Registration No. 333-29203)

3(a)(3)       Certificate of Incorporation of Core Materials Corporation,           Incorporated by reference to Exhibit
              reflecting Amendments through November 6, 1996 [for purposes of       4(c) to Registration Statement on
              compliance with Securities and Exchange Commission filing             Form S-8 (Registration No. 333-29203)
              requirements only]

3(a)(4)       Certificate of Amendment of Certificate of Incorporation as filed     Incorporated by reference to Exhibit
              with the Secretary of State of Delaware on August 28, 2002            3(a)(4) to Quarterly Report on Form 10-Q
                                                                                    for the quarter ended September 30, 2002

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


4(a)(1)       Certificate of Incorporation of Core Molding Technologies, Inc. as    Incorporated by reference to Exhibit
              filed with the Secretary of State of Delaware on October 8, 1996      4(a) to Registration Statement on Form
                                                                                    S-8 (Registration No. 333-29203)

4(a)(2)       Certificate of Amendment of Certificate of Incorporation of           Incorporated by reference to Exhibit
              Core Materials Corporation as filed with the Secretary of             4(b) to Registration Statement on Form
              State of Delaware on November 6, 1996                                 S-8 (Registration No. 333-29203)

4(a)(3)       Certificate of Incorporation of Core Materials Corporation,           Incorporated by reference to Exhibit
              reflecting amendments through November 6, 1996 [for purposes of       4(c) to Registration Statement on
              compliance with Securities and Exchange Commission  filing            Form S-8 (Registration No.333-29203)
              requirements only]

4(a)(4)       Certificate of Amendment of Certificate of Incorporation as filed     Incorporated by reference to Exhibit
              with the Secretary of State of Delaware on August 28, 2002            3(a)(4) to Quarterly Report on Form 10-Q
                                                                                    for the quarter ended September 30, 2002

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

11            Computation of Net Income per Share                                   Exhibit 11 omitted because the required
                                                                                    information is Included in Notes to
                                                                                    Financial Statement

31(a)         Section 302 Certification by James L. Simonton, President and Chief   Filed Herein
              Executive Officer

31(b)         Section 302 Certification by Herman F. Dick, Jr., Treasurer,          Filed Herein
              Chief Financial Officer and Secretary

32(a)         Certification of James L. Simonton, Chief Executive Officer of Core   Filed Herein
              Molding Technologies, Inc., dated May 15, 2006, pursuant to 18
              U.S.C. Section 1350

32(b)         Certification of Herman F. Dick, Jr., Chief Financial Officer of      Filed Herein
              Core Molding Technologies, Inc., dated May 15, 2006, pursuant to 18
              U.S.C. Section 1350

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