Form 10-Q
period 2006-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2006-08-11
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      To
Commission File Number 001-12505
CORE MOLDING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1481870

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

800 Manor Park Drive, P.O. Box 28183 Columbus, Ohio	43228-0183

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 870-5000
N/A

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
Yes ☑      NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
     As of August 11, 2006 the latest practicable date, 10,107,522 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash	$9,183,030	$9,413,994
Accounts receivable (less allowance for doubtful accounts:
June 30, 2006 — $203,000; December 31, 2005 — $214,000)	28,372,360	22,279,588
Inventories:
Finished and work in process goods	2,512,667	2,075,094
Stores	4,407,606	5,219,927

Total inventories	6,920,273	7,295,021

Deferred tax asset	2,208,567	2,208,567
Foreign sales tax receivable	906,869	756,723
Prepaid expenses and other current assets	1,612,609	947,937

Total current assets	49,203,708	42,901,830

Property, plant and equipment	51,081,445	47,939,881
Accumulated depreciation	(25,400,332)	(24,269,524)

Property, plant and equipment — net	25,681,113	23,670,357

Deferred tax asset	6,100,677	6,164,317
Interest rate swap	86,213	—
Goodwill	1,097,433	1,097,433
Customer List / non-compete	164,405	189,860
Other assets	171,637	197,605

Total	$82,505,186	$74,221,402

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$1,795,716	$1,775,716
Current portion graduated lease payments and deferred gain	567,369	567,369
Accounts payable	12,639,030	10,224,296
Tooling in progress	95,756	1,148,104
Accrued liabilities:
Compensation and related benefits	5,325,850	5,264,515
Interest	82,319	103,701
Taxes	1,312,347	130,820
Other	1,553,288	836,580

Total current liabilities	23,371,675	20,051,101

Long-term debt	8,692,137	9,594,995
Interest rate swap	—	100,965
Graduated lease payments and deferred gain	283,340	567,030
Postretirement benefits liability	10,807,848	9,766,544
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares June 30, 2006 and December 31, 2005 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 10,107,522 at June 30, 2006 and 10,041,467 at December 31, 2005	101,075	100,415
Paid-in capital	21,071,231	20,770,944
Accumulated other comprehensive income (loss), net of income tax	64,647	(58,891)
Retained earnings	18,113,233	13,328,299

Total stockholders’ equity	39,350,186	34,140,767

Total	$82,505,186	$74,221,402

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales:
Products	$38,425,961	$31,998,569	$73,780,619	$62,216,568
Tooling	1,084,696	1,660,268	2,232,352	3,959,226

Total Sales	39,510,657	33,658,837	76,012,971	66,175,794

Cost of sales	30,998,160	26,339,355	60,025,529	51,942,062
Postretirement benefits expense	665,598	578,370	1,311,972	1,091,194

Total cost of sales	31,663,758	26,917,725	61,337,501	53,033,256

Gross Margin	7,846,899	6,741,112	14,675,470	13,142,538

Selling, general and administrative expense	3,764,542	3,338,985	6,799,132	6,312,406
Postretirement benefits expense	136,327	163,130	278,208	275,701

Total selling, general and administrative expense	3,900,869	3,502,115	7,077,340	6,588,107

Income before interest and taxes	3,946,030	3,238,997	7,598,130	6,554,431

Interest income	130,854	43,439	254,178	60,609
Interest expense	(157,795)	(205,854)	(320,097)	(396,835)

Income before income taxes	3,919,089	3,076,582	7,532,211	6,218,205

Income taxes	1,416,062	1,341,594	2,747,277	2,527,467

Net Income	$2,503,027	$1,734,988	$4,784,934	$3,690,738

Net income per common share:
Basic	$0.25	$0.18	$0.48	$0.38

Diluted	$0.24	$0.17	$0.46	$0.36

Weighted average shares outstanding:
Basic	10,072,062	9,858,310	10,059,454	9,818,715

Diluted	10,402,252	10,510,005	10,427,346	10,305,600

See notes to condensed consolidated financial statements

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
	Common Stock			Other		Total
	Outstanding		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2006	10,041,467	$100,415	$20,770,944	$(58,891)	$13,328,299	$34,140,767
Net Income					4,784,934	4,784,934
Common shares issued from exercise of stock options	29,750	297	92,900			93,197
Restricted stock issued	36,305	363	76,741			77,104
Hedge accounting effect of the interest rate swaps at June 30, 2006 net of deferred income tax expense of $63,640.				123,538		123,538
Share based compensation			130,646			130,646

Balance at June 30, 2006	10,107,522	$101,075	$21,071,231	$64,647	$18,113,233	$39,350,186

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:

Net income	$4,784,934	$3,690,738

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,318,374	1,162,795
Deferred income taxes	—	2,417,956
Share based compensation	207,750	—
Interest expense related to ineffectiveness of swap	—	7,746
Loss on disposal of assets	10,363	11,528
Amortization of gain on sale/leaseback transactions	(169,057)	(226,777)
Loss (gain) on foreign currency financial statements	98,280	(4,165)
Change in assets and liabilities (net of effects from acquisition):
Accounts receivable	(6,092,772)	(4,799,528)
Inventories	374,748	426,832
Prepaid and other assets	(814,818)	2,626
Accounts payable	1,242,109	(2,904,447)
Accrued and other liabilities	1,738,553	1,071,755
Postretirement benefits liability	1,126,304	937,743

Net cash provided by operating activities	3,824,768	1,794,802

Cash flows from investing activities:

Purchase of property, plant and equipment	(3,271,271)	(816,158)
Proceeds from sale of property and equipment	5,200	65,000
Proceeds from maturities on mortgage-backed security investment	—	88,239

Net cash used in investing activities	(3,266,071)	(662,919)

Cash flows from financing activities:

Proceeds from issuance of common stock	93,197	623,216
Payments of principal on secured note payable	(642,858)	(642,858)
Payment of principal on industrial revenue bond	(240,000)	(220,000)

Net cash used in financing activities	(789,661)	(239,642)

Net increase (decrease) in cash and cash equivalents	(230,964)	892,241

Cash and cash equivalents at beginning of period	9,413,994	5,358,246

Cash and cash equivalents at end of period	$9,183,030	$6,250,487

Cash paid for:
Interest	$56,323	$326,066

Income taxes	$1,579,133	$465,828

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2006, and the results of their operations and cash flows for the three and six months ended June 30, 2006. The “Consolidated Notes to Financial Statements,” which are contained in the 2005 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.
     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility, which was acquired in August 2005 (see Note 6), produces reinforced plastic products by a robotic spray-up open mold process and multiple insert tooling (“MIT”) closed mold process. The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer (“RTM”) closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry as a result of its September 2004 acquisition of certain assets of Keystone Restyling Products, Inc. (see Note 6).
2. Earnings Per Common Share
     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options under the treasury stock method.
     The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$2,503,027	$1,734,988	$4,784,934	$3,690,738

Weighted average common shares outstanding (basic)	10,072,062	9,858,310	10,059,454	9,818,715
Plus: dilutive options assumed exercised of stock options	928,450	1,051,650	928,450	1,051,650
Less: shares assumed repurchased with proceeds from exercise of stock options	(600,239)	(399,955)	(561,547)	(564,765)
Plus: dilutive effect of nonvested restricted stock grants	1,979	—	989	—

Weighted average common and potentially issuable common shares outstanding (diluted)	10,402,252	10,510,005	10,427,346	10,305,600

Basic earnings per common share	$0.25	$0.18	$0.48	$0.38
Diluted earnings per common share	$0.24	$0.17	$0.46	$0.36

     For the three and six months ended June 30, 2006, there were 55,500 antidilutive options. For the three and six months ended June 30, 2005 there were no antidilutive options.
3. Sales Revenue
     Core Molding Technologies currently has four major customers, International Truck & Engine Corporation (“International”), PACCAR, Inc. (“PACCAR”), Freightliner, LLC (“Freightliner”), and Yamaha Motor Manufacturing Corporation (“Yamaha”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
International	$18,005,814	$18,609,331	$36,316,639	$35,980,243
PACCAR	9,461,380	1,469,635	17,290,117	2,789,896
Freightliner	4,246,577	4,660,802	8,161,591	9,179,744
Yamaha	2,422,597	3,544,247	4,445,396	7,595,710

Subtotal	34,136,368	28,284,015	66,213,743	55,545,593
Other	5,374,289	5,374,822	9,799,228	10,630,201

Total	$39,510,657	$33,658,837	$76,012,971	$66,175,794

In the third quarter of 2005, Core Molding Technologies was informed by Yamaha of its intention to diversify its supplier base and, as a result, Yamaha may not have sales greater than 10% in future reporting periods.
4. Comprehensive Income
     Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$2,503,027	$1,734,988	$4,784,934	$3,690,738

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $25,931 and $63,640 for the three and six months ending June 30, 2006, respectively; and deferred income tax benefit of $41,824 and tax expense of $39,361 for the three and six months ending June 30, 2005, respectively.	50,339	(73,441)	123,538	84,152

Comprehensive income	$2,553,366	$1,661,547	$4,908,472	$3,774,890

5. Postretirement Benefits
     The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Pension Expense:
Interest cost	$4,000	$4,000	$8,000	$8,000
Defined contribution plan contributions	127,000	128,000	254,000	243,000
Multi-employer plan contributions	101,000	94,000	202,000	178,000

Total pension expense	232,000	226,000	464,000	429,000

Health and Life Insurance:
Service cost	274,000	259,000	541,000	451,000
Interest cost	224,000	189,000	442,000	369,000
Amortization of net loss	72,000	68,000	143,000	118,000

Net periodic benefit cost	570,000	516,000	1,126,000	938,000

Total postretirement benefits expense	$802,000	$742,000	$1,590,000	$1,367,000

     Core Molding Technologies has made contributions of approximately $207,000 of post retirement benefit payments through June 30, 2006 and expects to make approximately $675,000 of postretirement benefit payments through the remainder of 2006 of which $465,000 was accrued at December 31, 2005.
6. Acquisition
     On August 3, 2005 Core Molding Technologies, Inc. acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market, for $688,077. Core Molding Technologies has continued operations for the Batavia facility. As part of the acquisition, Core Molding Technologies agreed to lease the manufacturing facility from the previous owner of Cincinnati Fiberglass Division of Diversified Glass, Inc.
     The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition.
     The following table presents the allocation of the purchase price:

Inventory	$668,862
Property and equipment	95,000
Non-Compete	5,000
Tooling and accounts receivable	36,265

Total assets purchased	805,127
Accrued vacation assumed	(117,050)

Net purchase price	$688,077

     The following table reflects the unaudited consolidated results of operations on a pro forma basis had the Cincinnati Fiberglass Division of Diversified Glass, Inc. been included in operating results from January 1, 2005. There are no material non-recurring items in the pro forma results of operations.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net sales (pro forma)	$40,931,421	$78,467,486

Net income (pro forma)	$2,578,473	$4,619,701

Net income per share (pro forma)-
Basic	$0.26	$0.47
Diluted	$0.25	$0.45
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The effects of the acquisition have been included in the condensed consolidated statements of income since the acquisition date.
7. Interest Rate Swaps
     Core Molding Technologies has entered into interest rate swap agreements, which are designated as cash flow hedging instruments on both the Industrial Revenue Bond (“IRB”) and the bank note payable. In all periods presented Core Molding Technologies cash flow hedges were highly effective; ineffectiveness was not material. None of the changes in the fair value of our interest rate swaps have been excluded from our assessment of hedge effectiveness.
8. Stock based Compensation
     Core Molding Technologies has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the shareholders in May 2006. This 2006 Plan replaced the Long Term Equity Incentive Plan (the “Original Plan”) as originally approved by the shareholders in May 1997 and as amended in May 2000. The 2006 Plan allows for grants to directors and key employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2015, or the date the maximum number of available awards under the 2006 Plan have been granted.
     The options that may be granted under the 2006 Plan have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and would be granted at prices which equal or exceed the fair market value of Core Molding Technologies common stock at the date of grant. Restricted stock granted under the 2006 Plan require certain common stock ownership vesting thresholds to be met and vest over three years or upon the date of the participants’ sixty-fifth birthday.
     Effective January 1, 2006, Core Molding Technologies adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, Core Molding Technologies accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Core Molding Technologies also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial

Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Core Molding Technologies adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
     Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three and six months ended June 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$1,734,988	$3,690,738
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,270)	(154,639)

Pro forma net income	$1,701,718	$3,536,099

Earnings per share:
Basic — as reported	$0.18	$0.38
Basic — pro forma	$0.17	$0.36
Diluted — as reported	$0.17	$0.36
Diluted — pro forma	$0.16	$0.34
Stock Options
     There were no grants of options in the six months ending June 30, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended December 31, 2005. Total compensation cost related to incentive stock options for the three and six months ended June 30, 2006 was $77,293 and $130,646, respectively. Year to date compensation expense is allocated such that $105,450 is included in selling, general and administrative expenses and $25,196 is recorded in cost of sales. There was no tax benefit recorded for this compensation cost because the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the six months ended June 30, 2006, Core Molding Technologies received approximately $93,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $73,000. Any tax benefit received as a result of a disqualified disposition was immaterial.
     The following summarizes the activity relating to stock options under the Original Plan mentioned above for the six months ended June 30, 2006:

			Weighted
	Number		Average Remaining	Aggregate
	of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	1,032,700	$3.33
Exercised	(29,750)	3.13
Granted	—	—
Forfeited	(19,000)	4.24

Outstanding at June 30, 2006	983,950	3.32	7.70	$2,577,000

Exercisable at June 30, 2006	530,029	3.14	7.36	$1,465,000

The following summarizes the status of, and changes to, unvested options during the six months ended June 30, 2006:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	518,072	$3.49
Granted	—	—
Vested	(45,151)	1.87
Forfeited	(19,000)	4.24

Unvested at June 30, 2006	453,921	$3.49

At June 30, 2006, there was $808,546 of total unrecognized compensation cost, related to unvested stock options granted under the Original Plan.
Restricted Stock
     In May of 2006, Core Molding Technologies began awarding shares of its common stock to certain directors, officers, and key executive employees in the form of unvested stock (“Restricted Stock”). These awards will be recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
     The following summarizes the status of the Restricted Stock as of June 30, 2006 and changes during the six months ended June 30, 2006:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2005	—	$—
Granted	36,305	6.70
Vested	(10,870)	6.70
Forfeited	—	—

Unvested at June 30, 2006	25,435	$6.70

     As of June 30, 2006, there was $149,633 of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.97 years. The total fair value of shares that vested during the six months ended June 30, 2006 was $77,104 and was recorded as selling, general, and administrative compensation expense.
9. Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. There is no material effect to the consolidated financial statements from adoption of SFAS No. 151.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this standard is discussed in Note 8.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Core Molding Technologies is currently evaluating the impact of this standard on the Consolidated Financial Statements.

Part I — Financial Information
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies’ operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies’ control. These uncertainties and factors could cause Core Molding Technologies’ actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon four major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2005 Annual Report to Shareholders on Form 10-K.
OVERVIEW
     Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly-owned operating unit of International’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc. a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process.

Results of Operations
Three Months Ended June 30, 2006, As Compared To Three Months Ended June 30, 2005
     Net sales for the three months ended June 30, 2006, totaled $39,511,000, representing an approximate 17.4% increase from the $33,659,000 reported for the three months ended June 30, 2005. Included in total sales are tooling project revenues of $1,085,000 and $1,660,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, was higher by approximately 20.1% for the three months ended June 30, 2006, as compared to the same period a year ago. The primary reason for this increase in product sales was the addition of the Batavia, Ohio operation, which was acquired in August 2005, and contributed approximately $6,506,000 in revenue for the three months ended June 30, 2006. Sales to International totaled $18,006,000 for the three months ended June 30, 2006, an approximate 3.2% decrease from the three months ended June 30, 2005 amount of $18,609,000. The primary reason for the decrease was a reduction in tooling sales recorded for the three months ended June 30, 2006 compared to June 30, 2005. Total product sales to International, excluding tooling project sales, were 5% higher for the three months ended June 30, 2006 compared to product sales for the three months ended June 30, 2005. Sales to PACCAR totaled $9,461,000 for the three months ended June 30, 2006, representing a significant increase from the $1,470,000 reported for the three months ended June 30, 2005. The primary reason for the increase in sales to PACCAR is due to the addition of the recently acquired Batavia, Ohio operations, as well as the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to Freightliner totaled $4,247,000 for the three months ended June 30, 2006, which was a decrease of approximately 8.9% from the $4,661,000 for the three months ended June 30, 2005. The primary reason for this decrease was due to reduced order volumes recorded for the three months ended June 30, 2006. Sales to Yamaha totaled $2,423,000 for the three months ended June 30, 2006, an approximate 31.6% decrease from the three months ended June 30, 2005 amount of $3,544,000. The primary reason for this decrease was due to the decision of Yamaha to diversify its supplier base as previously disclosed.
     Sales to other customers for the three months ended June 30, 2006, remained approximately unchanged at $5,374,000 compared to $5,375,000 for the three months ended June 30, 2005.
     Gross margin was approximately 19.9% of sales for the three months ended June 30, 2006, compared with 20.0% for the three months ended June 30, 2005. While gross margin, as a percentage of sales from the prior year, remained consistent, operating inefficiencies exist at the Batavia, Ohio facility that was acquired in August 2005 that have impacted our gross margin, although such inefficiencies were offset by certain operational efficiencies gained at our Matamoros, Mexico facility, during the three months ended June 30, 2006.
     Selling, general and administrative expenses (“SG&A”) totaled $3,901,000 for the three months ended June 30, 2006, increasing from $3,502,000 for the three months ended June 30, 2005; however, selling, general and administrative expenses as a percentage of sales decreased from 10.4% for the three months ended June 30, 2005 to 9.9% for the three months ended June 30, 2006. The primary reasons for this increase in selling, general and administrative expenses were approximately $268,000 from the addition of the Batavia, Ohio facility as well as foreign currency losses. Partially offsetting these was a reduction in certain employee benefits.
     Net interest expense totaled $27,000 for the three months ended June 30, 2006, decreasing from $162,000 for the three months ended June 30, 2005. The primary reasons for the decrease were due to increased interest income of $131,000 for the three months ended June 30, 2006 compared to $43,000 for the three months ended June 30, 2005 as well as the a reduction in debt due to regularly scheduled payments. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies has entered into, the interest rate is essentially fixed for these two debt instruments.
     Income taxes for the three months ended June 30, 2006, are estimated to be approximately 36% of total earnings before taxes or $1,416,000. In the three months ended June 30, 2005 income taxes were estimated to be 44% of total earnings before taxes. The difference between the effective tax rate and the statutory tax rate for the three months ended June 30, 2005 is due primarily to expensing previously recorded deferred tax assets that Core Molding Technologies would not be able to realize as a result of a change in Ohio state corporate tax legislation enacted on June 30, 2005.
     Net income for the three months ended June 30, 2006, was $2,503,000, or $.25 per basic share and $.24 per diluted share, representing an increase of $768,000 over the net income for the three months ended June 30, 2005, of $1,735,000, or $.18 per basic share and $.17 per diluted share.

Six Months Ended June 30, 2006, As Compared To Six Months Ended June 30, 2005
     Net sales for the six months ended June 30, 2006, totaled $76,013,000, representing an approximate 14.9% increase from the $66,176,000 reported for the six months ended June 30, 2005. Revenue from tooling projects totaled $2,233,000 for the six months ended June 30, 2006. Tooling project revenues for the six months ended June 30, 2005, totaled $3,959,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue, excluding tooling project revenue, was higher by approximately 18.6% for the six months ended June 30, 2006, as compared to June 30, 2005. The primary reason for this increase in product sales was due to the addition of the Batavia, Ohio operation that was acquired in August of 2005, and contributed approximately $12,226,000 of sales revenues for the six months ended June 30, 2006. Sales to International for the six months ended June 30, 2006 were $36,317,000, as compared to the six months ended June 30, 2005 of $35,980,000. The primary reason for the increase in sales to International was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Total product sales to International, excluding tooling project sales, have increased by 8% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Tooling sales to International were $1,289,000 for the six months ended June 30, 2006 compared to $3,638,000 for the six months ended June 30, 2005. Sales to PACCAR totaled $17,290,000 for the six months ended June 30, 2006, representing a significant increase from the $2,790,000 reported for the six months ended June 30, 2005. The primary reason for the increase in sales to PACCAR is due to the addition of the recently acquired Batavia, Ohio operations, the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as, tooling revenue recorded for the six months ended June 30, 2006. Sales to Freightliner totaled $8,162,000 for the six months ended June 30, 2006, which was a decrease of approximately 11.1% from the $9,180,000 for the six months ended June 30, 2005. The primary reason for this decrease was due to reduced order volumes. Sales to Yamaha decreased by approximately $3,150,000 for the six months ended June 30, 2006, compared to the same time a year ago. The primary reason for this decrease was due to the decision of Yamaha to diversify its supplier base as previously disclosed.
     Sales to other customers for the six months ended June 30, 2006, decreased approximately 7.8% to $9,799,000 from $10,630,000 for the six months ended June 30, 2005. The decrease in sales was primarily due to a reduction in sales to an automotive tier 1 supplier in the first quarter of 2006 due to low order volumes.
     Gross margin was approximately 19.3% of sales for the six months ended June 30, 2006, compared with 19.9% for the six months ended June 30, 2005. The decrease in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The primary factor contributing to the decrease in gross margin was the existence of certain operating inefficiencies at the Batavia, Ohio facility that was acquired in August 2005.
     Selling, general and administrative expenses (“SG&A”) totaled $7,077,000 for the six months ended June 30, 2006, increasing from $6,588,000 for the six months ended June 30, 2005; however, selling, general, and administrative expenses as a percentage of sales decreased from 10.0% for the six months ended June 30, 2005 to 9.3% for the six months ended June 30, 2006. The primary reasons for the increase in selling, general, and administrative expenses were approximately $500,000 from the addition of the Batavia, Ohio facility as well as increases in foreign currency losses. Partially offsetting these was a reduction in certain employee benefits.
     Net interest expense totaled $66,000 for the six months ended June 30, 2006, decreasing from $336,000 for the six months ended June 30, 2005. The primary reasons for the decrease were due to interest income of $254,000 for the six months ended June 30, 2006 compared to $61,000 for the six months ended June 30, 2005 as well as the a reduction in debt due to regularly scheduled payments. Variable interest rates experienced by Core Molding Technologies with respect to its long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies has entered into, the interest rate is essentially fixed for these debt instruments.
     Income taxes for the six months ended June 30, 2006, are estimated to be approximately 36% of total earnings before taxes or $2,747,000. In the six months ended June 30, 2005 income taxes were estimated to be 41% of total earnings before taxes. The difference between the effective tax rate and the statutory tax rate for the six months ended June 30, 2005 is due primarily to expensing previously recorded deferred tax assets that Core Molding Technologies would not be able to realize as a result of a change in Ohio state corporate tax legislation enacted on June 30, 2005.
     Net income for the six months ended June 30, 2006, was $4,785,000, or $.48 per basic share and $.46 per diluted share, representing an increase of $1,094,000 over the net income for the six months ended June 30, 2005, of $3,691,000, or $.38 per basic and $.36 per diluted share.

Liquidity and Capital Resources
     Core Molding Technologies’ primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures and acquisitions.
     Cash provided by operating activities before changes in working capital for the six months ended June 30, 2006 totaled $7,377,000. Changes in working capital decreased cash provided by operating activities by $3,552,000 to $3,825,000. Net income contributed $4,785,000 to operating cash flows. Non-cash deductions of depreciation and amortization contributed $1,318,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $1,126,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Changes in working capital primarily relate to an increase in accounts receivable, which is primarily related to increased sales volumes, and increases in accounts payable and accrued and other liabilities due to payment timing differences.
     Cash used in investing activities was $3,266,000 for the six months ended June 30, 2006, as a result of capital expenditures, which primarily related to the acquisition of machinery and equipment and expansion of the Columbus, Ohio manufacturing facility. Core Molding Technologies anticipates spending an additional $3,147,000 for the remainder of the year for capital projects primarily related to the expansion project at the Columbus, Ohio facility to support two new programs for existing customers, which will be funded by existing cash and cash from operations.
     Financing activities reduced cash flow by $790,000. Core Molding Technologies made principal repayments on its bank note payable of $643,000 and its regularly scheduled payment on the Industrial Revenue Bond of $240,000. Partially offsetting these payments were proceeds of $93,000 from the issuance of common stock related to the exercise of 29,750 stock options.
     At June 30, 2006, Core Molding Technologies had cash on hand of $9,183,000 and an available line of credit of $7,500,000 (“Line of Credit”), which is scheduled to mature on April 30, 2007. At June 30, 2006, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects these resources to be adequate to meet Core Molding Technologies’ liquidity needs. As of June 30, 2006, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2006. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Recently Issued and Adopted Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. There is no material effect to the consolidated financial statements from adoption of SFAS 151.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in footnote 8 of the condensed consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.

FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Core Molding Technologies is currently evaluating the impact of this standard on the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Core Molding Technologies’ condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts receivable allowances:
     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $203,000 at June 30, 2006 and $214,000 at December 31, 2005. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Should customer returns, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable for chargebacks of $804,000 at June 30, 2006 and $807,000 at December 31, 2005.
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
Goodwill and Long-Lived Assets:
     Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2006 or the year ended December 31, 2005.
Self-Insurance:
     The Company is self-insured with respect to most of its Columbus, Ohio and Gaffney, South Carolina medical and dental claims and Columbus, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2006 and December 31, 2005 of $1,040,000 and $1,002,000, respectively.
Post retirement benefits:
     Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2005 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement medical benefits based on actuarially computed estimates of $10,893,000 at June 30, 2006 and $9,767,000 at December 31, 2005.
Revenue Recognition:
     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2006 the Company has recorded a net liability related to tooling in progress of $96,000 which represents approximately $18,879,000 of progress tooling billings and $18,783,000 of progress tooling expenses. At December 31, 2005 the Company has recorded a net liability related to tooling in progress of $1,148,000, which represents approximately $11,164,000 of progress tooling billings and $10,016,000 of progress tooling expenses.
Income taxes:
     The Consolidated Balance Sheet at June 30, 2006 and December 31, 2005, includes a deferred tax asset of $8,309,000 and $8,373,000, respectively. Core Molding Technologies performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

Part I — Financial Information
Item 3
Quantitative and Qualitative Disclosures About Market Risk
     Core Molding Technologies’ primary market risk results from changes in the price of commodities used in its manufacturing operations. Core Molding Technologies is also exposed to fluctuations in interest rates and foreign currency fluctuations associated with the Mexican Peso. Core Molding Technologies does not hold any material market risk sensitive instruments for trading purposes.
     Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate. The Company has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. The Company entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
     Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse affect on operating margins.
     Assuming a hypothetical 10% change in short-term interest rates in both the three and six month periods ended June 30, 2006 and 2005, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact.

Part I — Financial Information
Item 4
Controls and Procedures
As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were (i) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
     There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of the stockholders of Core Molding Technologies, Inc held May 17, 2006, the following issues were voted upon with the indicated results:

A.	Election of Directors:	Shares Voted For	Shares Voted Against
	Thomas R. Cellitti	9,372,514	131,185
	James F. Crowley	9,467,303	36,396
	Ralph O. Hellmold	9,467,103	36,596
	Thomas M. Hough	9,374,014	129,685
	Malcolm M. Prine	9,450,203	53,496
	James L. Simonton	9,374,114	129,585
	John P. Wright	9,467,603	36,096
The above elected directors constitute the full acting Board of Directors for Core Molding Technologies; all terms expire at the 2007 annual meeting of stockholders of the Company.
B.	Approval of the Core Molding Technologies, Inc. 2006 Long-Term Equity Incentive Plan:

Shares Voted For	Shares Against	Shares Abstaining
5,358,839	903,354	50,944
C.	Approval of amendments to the 2002 Employee Stock Purchase Plan:

Shares Voted For	Shares Against	Shares Abstaining
6,237,478	82,089	20,770
D.	Ratification of Deloitte and Touche, LLP as the independent registered public accounting firm for the year ending December 31, 2006:

Shares Voted For	Shares Against	Shares Abstaining
5,183,578	37,835	4,282,286
Item 5. Other Information
     None
Item 6. Exhibits
     See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: August 11, 2006	By:	/s/ James L. Simonton
James L. Simonton
President, Chief Executive Officer and Director

Date: August 11, 2006	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar International Transportation Corporation and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)(1)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location

3(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)
10(a)	Core Molding Technologies, Inc. 2006 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2006

10(b)	Form of Core Molding Technologies, Inc. Restricted Stock Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2006

10(c)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006	Incorporated by reference to Exhibit 10.3 to Form 8-K filed May 23, 2006

10(d)	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.4 to Form 8-K filed May 23, 2006

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by James L. Simonton, President and Chief Executive Officer	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Treasurer and Chief Financial Officer	Filed Herein

32(a)	Certification of James L. Simonton, Chief Executive Officer of Core Molding Technologies, Inc., dated August 11, 2006, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated August 11, 2006, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.