Form 10-Q
period 2006-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2006-11-14
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
     As of November 10, 2006, the latest practicable date, 10,110,522 shares of the registrant’s common shares were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current Assets:
Cash	$11,676,812	$9,413,994
Accounts receivable (less allowance for doubtful accounts: September 30, 2006 — $318,000; December 31, 2005 — $214,000)	30,680,930	22,279,588
Inventories:
Finished and work in process goods	2,997,184	2,075,094
Stores	4,776,711	5,219,927

Total inventories	7,773,895	7,295,021

Deferred tax asset	2,208,567	2,208,567
Foreign sales tax receivable	951,130	756,723
Prepaid expenses and other current assets	717,570	947,937

Total current assets	54,008,904	42,901,830

Property, plant and equipment	52,818,064	47,939,881
Accumulated depreciation	(25,986,029)	(24,269,524)

Property, plant and equipment — net	26,832,035	23,670,357

Deferred tax asset	6,149,284	6,164,317
Goodwill	1,097,433	1,097,433
Customer list / non-compete	151,610	189,860
Other assets	158,653	197,605

Total Assets	$88,397,919	$74,221,402

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion long-term debt	$1,805,716	$1,775,716
Current portion of graduated lease payments and deferred gain	567,369	567,369
Accounts payable	13,174,170	10,224,296
Accrued liabilities:
Compensation and related benefits	6,434,976	5,264,515
Tooling in progress	1,255,805	1,148,104
Interest	78,260	103,701
Taxes	1,350,487	130,820
Other	2,002,867	836,580

Total current liabilities	26,669,650	20,051,101

Long-term debt	8,235,708	9,594,995
Interest rate swap	39,147	100,965
Graduated lease payments and deferred gain	141,494	567,030
Postretirement benefits liability	11,021,294	9,766,544

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: September 30, 2006 and December 31, 2005 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: September 30, 2006 — 10,110,522 and December 31, 2005 – 10,041,467	101,105	100,415
Paid-in capital	21,155,964	20,770,944
Accumulated other comprehensive loss, net of income tax	(17,451)	(58,891)
Retained earnings	21,051,008	13,328,299

Total stockholders’ equity	42,290,626	34,140,767

Total Liabilities and Stockholders’ Equity	$88,397,919	$74,221,402

See notes to condensed consolidated financial statements

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales:
Products	$38,854,393	$31,045,446	$112,635,012	$93,262,014
Tooling	9,223,766	568,525	11,456,118	4,527,751

Total sales	48,078,159	31,613,971	124,091,130	97,789,765

Cost of sales	39,335,068	25,558,445	99,360,624	77,500,507
Postretirement benefits expense	450,417	569,135	1,762,362	1,660,329

Total cost of sales	39,785,485	26,127,580	101,122,986	79,160,836

Gross Margin	8,292,674	5,486,391	22,968,144	18,628,929

Selling, general and administrative expense	3,659,729	2,907,003	10,458,861	9,219,409
Postretirement benefits expense	85,794	92,650	364,002	368,351

Total selling, general and administrative expense	3,745,523	2,999,653	10,822,863	9,587,760

Income before interest and taxes	4,547,151	2,486,738	12,145,281	9,041,169

Interest income	211,707	62,442	465,885	123,051
Interest expense	(176,293)	(180,428)	(496,390)	(577,263)

Income before income taxes	4,582,565	2,368,752	12,114,776	8,586,957

Income taxes:	1,644,790	857,572	4,392,067	3,385,039

Net income	$2,937,775	$1,511,180	$7,722,709	$5,201,918

Net income per common share:
Basic	$0.29	$0.15	$0.77	$0.53
Diluted	$0.28	$0.14	$0.74	$0.50

Weighted average shares outstanding:
Basic	10,083,320	9,990,053	10,067,409	9,876,455
Diluted	10,428,583	10,578,296	10,422,526	10,388,126

See notes to condensed consolidated financial statements

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
	Common Stock			Other		Total
	Outstanding		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at January 1, 2006	10,041,467	$100,415	$20,770,944	$(58,891)	$13,328,299	$34,140,767

Net income					7,722,709	7,722,709

Common shares issued from exercise of stock options	32,750	327	101,120			101,447

Restricted stock issued	36,305	363	89,568			89,931

Hedge accounting effect of the Interest rate swaps at September 30, 2006 net of deferred income tax expense of $21,018				41,440		41,440

Share based compensation			194,332			194,332

Balance at September 30, 2006	10,110,522	$101,105	$21,155,964	$(17,451)	$21,051,008	$42,290,626

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:

Net income	$7,722,709	$5,201,918

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,020,871	1,742,883
Deferred income taxes (benefit) expense	(5,985)	3,151,268
Share based compensation	284,263	—
Interest expense related to ineffectiveness of swap	640	7,746
Loss on disposal of assets	10,363	11,528
(Gain) loss on foreign currency financial statements	56,156	(4,242)
Amortization of gain on sale/leaseback transactions	(425,536)	(340,166)
Change in assets and liabilities (net of effects from acquisition in 2005) :
Accounts receivable	(8,401,342)	(10,185,439)
Inventories	(478,874)	(203,786)
Prepaid and other assets	35,960	225,344
Accounts payable	2,682,513	3,000,200
Accrued and other liabilities	3,455,675	1,467,015
Postretirement benefits liability	1,437,750	1,386,384

Net cash provided by operating activities	8,395,163	5,460,653

Cash flows from investing activities:

Purchase of property, plant and equipment	(4,909,705)	(1,341,566)
Proceeds from maturities of mortgage-backed security investment	—	88,239
Proceeds from sale of property and equipment	5,200	65,000
Acquisition of Cincinnati Fiberglass, Inc.	—	(688,077)

Net cash used in investing activities	(4,904,505)	(1,876,404)

Cash flows from financing activities:

Proceeds from issuance of common stock	101,447	731,158
Payments of principal on secured note payable	(964,287)	(964,285)
Payments of principal on industrial revenue bond	(365,000)	(335,000)

Net cash used in financing activities	(1,227,840)	(568,127)

Net increase in cash and cash equivalents	2,262,818	3,016,122

Cash and cash equivalents at beginning of period	9,413,994	5,358,246

Cash and cash equivalents at end of period	$11,676,812	$8,374,368

Cash paid for:
Interest	$4,975	$399,143

Income taxes	$3,224,133	$484,918

     See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2006, and the results of their operations and cash flows for the nine months ended September 30, 2006. The “Consolidated Notes to Financial Statements”, which are contained in the 2005 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$2,937,775	$1,511,180	$7,722,709	$5,201,918

Weighted average common shares outstanding (basic)	10,083,320	9,990,053	10,067,409	9,876,455
Plus: dilutive options assumed exercised of stock options	925,450	997,270	925,450	997,270
Less: shares assumed repurchased with proceeds from exercise of stock options	(581,281)	(409,027)	(571,395)	(485,599)
Plus: dilutive effect of nonvested restricted stock grants	1,094	—	1,062	—

Weighted average common and potentially issuable common shares outstanding (diluted)	10,428,583	10,578,296	10,422,526	10,388,126

Basic earnings per common share	$0.29	$0.15	$0.77	$0.53
Diluted earnings per common share	$0.28	$0.14	$0.74	$0.50

For the three and nine months ended September 30, 2006, there were 55,500 antidilutive options. For the three and nine months ended September 30, 2005 there were no antidilutive options.
3. Sales Revenue
     Core Molding Technologies currently has three major customers, International Truck & Engine Corporation (“International”), PACCAR, Inc. (“PACCAR”), and Freightliner, LLC (“Freightliner”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
International	$27,861,360	$15,160,355	$64,177,999	$51,140,598
PACCAR	9,748,077	5,704,260	27,038,195	8,494,156
Freightliner	4,690,257	4,285,745	12,851,849	13,465,489

Subtotal	42,299,694	25,150,360	104,068,043	73,100,243
Other	5,778,465	6,463,611	20,023,087	24,689,522

Total	$48,078,159	$31,613,971	$124,091,130	$97,789,765

4. Comprehensive Income
     Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$2,937,775	$1,511,180	$7,722,709	$5,201,918

Hedge accounting effect of interest rate swaps, net of deferred income tax benefit of $42,622 and deferred tax expense of $21,018 for the three and nine months ended September 30, 2006 respectively; and deferred income tax expense of $61,450 and $100,811 for the three and nine months ending September 30, 2005, respectively.	(82,098)	119,286	41,440	203,438

Comprehensive income	$2,855,677	$1,630,466	$7,764,149	$5,405,356

5. Postretirement Benefits
     The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Pension Expense:
Defined contribution plan Contributions	$130,000	$170,000	$384,000	$348,000
Multi-employer plan Contributions	95,000	43,000	305,000	294,000

Total pension expense	225,000	213,000	689,000	642,000

Health and Life Insurance:
Service cost	25,000	225,000	566,000	676,000
Interest cost	205,000	183,000	647,000	552,000
Amortization of net loss	82,000	41,000	225,000	159,000

Net periodic benefit cost	312,000	449,000	1,438,000	1,387,000

Total postretirement benefits expense	$537,000	$662,000	$2,127,000	$2,029,000

     Core Molding Technologies has made contributions of approximately $777,000 to pension plans through September 30, 2006 and expects to make approximately $105,000 of postretirement benefit payments through the remainder of 2006.
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
     The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.
     The following table presents the allocation of the purchase price:

Inventory	$668,862
Property and equipment	95,000
Non-compete	5,000
Tooling accounts receivable	36,265

Total assets purchased	805,127

Accrued vacation assumed	(117,050)

Net purchase price	$688,077

     The following table reflects the unaudited consolidated results of operations on a pro forma basis had the Cincinnati Fiberglass Division of Diversified Glass, Inc. been included in operating results from January 1, 2005. There are no material non-recurring items in the pro forma results of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Sales (pro forma)	$33,446,153	$111,913,639

Net Income (pro forma)	$1,405,123	$5,880,798

Net Income Per Share (pro forma)
Basic	$0.14	$0.60
Diluted	$0.13	$0.57
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
7. Interest Rate Swaps
     In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond. In all periods presented this cash flow hedge was highly effective; any ineffectiveness was not material. None of the changes in the fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
     Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount match the payment schedule on the secured note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty.
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
     Effective January 1, 2006, Core Molding Technologies adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, Core Molding Technologies accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Core Molding Technologies also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Core Molding Technologies adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.
     Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three and nine months ended September 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123R.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,511,180	$5,201,918
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	34,822	189,461

Pro forma net income	$1,476,358	$5,012,457

Earnings per share:
Basic — as reported	$0.15	$0.53
Basic — pro forma	$0.15	$0.51
Diluted — as reported	$0.14	$0.50
Diluted — pro forma	$0.14	$0.48
Stock Options
     There were no grants of options in the nine months ending September 30, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended December 31, 2005. Total compensation cost related to incentive stock options for the three and nine months ended September 30, 2006 was $63,686 and $194,332, respectively. Compensation expense is allocated such that $43,598 is included in selling, general and administrative expenses and $20,088 is recorded in cost of sales for the three months and such that $149,048 is included in selling, general and administrative expenses and $45,284 is recorded in cost of sales for the nine months ended September 30, 2006. There was no tax benefit recorded for this compensation cost because the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

     During the nine months ended September 30, 2006, Core Molding Technologies received approximately $101,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $84,000. Tax benefits received as a result of a disqualified disposition were immaterial.
     The following summarizes the activity relating to stock options under the Original Plan mentioned above for the nine months ended September 30, 2006:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	1,032,700	$3.33
Exercised	(32,750)	3.10
Granted	—	—
Forfeited	(19,000)	4.24

Outstanding at September 30, 2006	980,950	$3.32	7.45	$3,509,000

Exercisable at September 30, 2006	556,011	$3.18	7.12	$2,069,000

     The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2006:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	518,072	$3.49
Granted	—	—
Vested	(74,133)	3.17
Forfeited	(19,000)	4.24

Unvested at September 30, 2006	424,939	$3.51

     At September 30, 2006, there was $745,000 of total unrecognized compensation cost, related to unvested stock options granted under the Original Plan.
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
     The following summarizes the status of the Restricted Stock as of September 30, 2006 and changes during the nine months ended September 30, 2006:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2005	—	$—
Granted	36,305	6.70
Vested	(10,870)	6.70
Forfeited	—	—

Unvested at September 30, 2006	25,435	$6.70

     As of September 30, 2006, there was $137,000 of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.73 years. The total fair value of shares that vested during the nine months ended September 30, 2006 was $89,931 and was recorded as selling, general, and administrative compensation expense.

9. Subsequent Event
     On November 8 2006, Core Molding Technologies announced that it had signed a Letter of Intent to acquire Premix Holding Company. The acquisition is anticipated to close in early 2007, subject to certain conditions, including satisfactory completion of due diligence and entering into a definitive acquisition agreement.
10. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this standard is discussed in Note 8.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Core Molding Technologies is currently evaluating the impact of this standard on the Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.
     Also in September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This interpretation is effective for fiscal years ending after December 15, 2006 and requires certain additional disclosures. Core Molding Technologies is currently evaluating the impact of this standard on the Consolidated Financial Statements.

Part I — Financial Information
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to operations and business environment of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) all of which are difficult to predict and many of which are beyond Core Molding Technologies’ control. These uncertainties and factors could cause Core Molding Technologies’ actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon three significant customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2005 Annual Report to Shareholders on Form 10-K.
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
     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly-owned operating unit of International Truck and Engine Corporation's (“International”) truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation in Matamoros, Mexico. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc. a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process.
     Core Molding Technologies recorded net income for the third quarter of 2006 of $2,938,000, or $.29 per basic and $.28 per diluted share, compared with $1,511,000, or $.15 per basic and $.14 per diluted share, in the third quarter of 2005. For the first nine months of 2006, net income was $7,723,000, or $.77 per basic and $.74 per diluted share, compared with $5,202,000, or $.53 per basic and $.50 per diluted share, in the same period of 2005.

Net income is being positively impacted by increased sales volumes due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, the addition of the Batavia, Ohio facility and better absorption of fixed costs. Current industry forecasts predict that stricter federal emission standards for 2007 are expected to increase demand throughout 2006 from heavy and medium-duty truck customers, although demand resulting from such federal emission standards is expected to decline in 2007 with industry analysts estimating a twenty to forty percent decrease in new orders for heavy and medium-duty trucks for some part of 2007. Core Molding Technologies expects several new and important product launches with existing customers that will go online next year to partially offset this anticipated decline in demand. The Company has also announced a letter of intent to purchase Premix Holding Company on November 8, 2006, to further mitigate the cyclical impact of the heavy and medium-duty truck industry. This acquisition is anticipated to close in early 2007, subject to certain conditions, including satisfactory completion of due diligence and entering into a definitive purchase agreement.
Results of Operations
Three Months Ended September 30, 2006, As Compared To Three Months Ended September 30, 2005
     Net sales for the three months ended September 30, 2006, totaled $48,078,000, representing an approximate 52.1% increase from the $31,614,000 reported for the three months ended September 30, 2005. Included in total sales are tooling project revenues of $9,224,000 and $569,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, were higher by approximately 25.2% for the three months ended September 30, 2006, as compared to the same period a year ago. The primary reasons for the increase in sales is the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, as well as the impact of the addition of the Batavia, Ohio facility which was acquired on August 1, 2005. Sales to International totaled $27,861,000 for the three months ended September 30, 2006, an approximate 83.8% increase from the three months ended September 30, 2005 amount of $15,160,000. The primary reason for the increase in sales to International was due to $8,834,000 of tooling sales resulting from new program launches as well as the positive impact general economic conditions have had, as referenced above. Sales to PACCAR totaled $9,748,000 for the three months ended September 30, 2006, an approximate 70.9% increase from the three months ended September 30, 2005 amount of $5,704,000. The primary reason for the increase in sales to PACCAR is due to the addition of the Batavia, Ohio facility on August 1, 2005, as well as the positive impact general economic conditions have had, as referenced above. Sales to Freightliner totaled $4,690,000 for the three months ended September 30, 2006, which was an increase of approximately 9.4% from the $4,286,000 for September 30, 2005. The primary reason for the increase in sales to Freightliner is due to the positive impact general economic conditions have had, as referenced above.
     Sales to other customers for the three months ended September 30, 2006, decreased approximately 10.6% to $5,778,000 from $6,464,000 for the three months ended September 30, 2005. The decrease in sales was primarily due to the decrease in sales to Yamaha due to their decision during the third quarter of 2005 to diversify their supplier base, as previously disclosed.
     Gross margin was approximately 17.2% of sales for the three months ended September 30, 2006, compared with 17.4% for the three months ended September 30, 2005. The primary reason for this decrease was due to the dilutive effect tooling sales had on gross margin, offset by favorable operating efficiencies and fixed cost absorption.
     Selling, general and administrative expenses (“SG&A”) totaled $3,746,000 for the three months ended September 30, 2006, increasing from $3,000,000 for the three months ended September 30, 2005. The primary reason for this difference was due to increases in certain employee benefit expenses.
     Net interest income totaled $35,000 for the three months ended September 30, 2006, compared with net interest expense of $118,000 for the three months ended September 30, 2005. The increase in interest income is primarily related to an increase in cash balances and the increase in interest rate earned on these cash balances. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these two debt instruments.
     Income taxes for the three months ended September 30, 2006 and 2005, are estimated to be approximately 36% of total earnings before taxes or $1,645,000, and $858,000, respectively.
     Net income for the three months ended September 30, 2006, was $2,938,000, or $.29 per basic and $.28 per diluted share, representing an increase of $1,427,000 over the net income for the three months ended September 30, 2005, of $1,511,000, or $.15 per basic and $.14 per diluted share.

Nine Months Ended September 30, 2006, As Compared To Nine Months Ended September 30, 2005
     Net sales for the nine months ended September 30, 2006, totaled $124,091,000, representing an approximate 26.9% increase from the $97,790,000 reported for the nine months ended September 30, 2005. Revenue from tooling projects totaled $11,456,000 for the nine months ended September 30, 2006. Tooling project revenues for the nine months ended September 30, 2005, totaled $4,528,000. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, were higher by approximately 20.8% for the nine months ended September 30, 2006, as compared to September 30, 2005. The primary reason for this increase was due to the addition of the Batavia, Ohio facility in August of 2005, as well as the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International for the nine months ended September 30, 2006 were $64,178,000, an approximate 25.5% increase as compared to the nine months ended September 30, 2005 of $51,141,000. The primary reasons for the increase in sales to International were due to the positive impact general economic conditions have had, as referenced above, as well as the recognition of tooling revenue. Sales to PACCAR totaled $27,038,000 for the nine months ended September 30, 2006, a significant increase from the $8,494,000 for the same time a year ago. The primary reason for the increase in sales to PACCAR is due to the addition of the Batavia, Ohio facility in August of 2005, as well as the positive impact general economic conditions have had, as referenced above. Sales to Freightliner totaled $12,852,000 for the nine months ended September 30, 2006, which was a decrease of approximately 4.6% from the $13,465,000 for September 30, 2005. The primary reason for this decrease was due to reduced order volumes.
     Sales to other customers for the nine months ended September 30, 2006, decreased approximately 18.9% to $20,023,000 from $24,690,000 for the nine months ended September 30, 2005. The decrease in sales was primarily due to the decrease in sales to Yamaha due to their decision during the third quarter of 2005 to diversify their supplier base, as previously disclosed.
     Gross margin was approximately 18.5% of sales for the nine months ended September 30, 2006, compared with 19.1% for the nine months ended September 30, 2005. The decrease in gross margin, as a percentage of sales from the prior year, was primarily due to the dilutive effect of tooling sales on gross margin.
     Selling, general and administrative expenses (“SG&A”) totaled $10,823,000 for the nine months ended September 30, 2006, increasing from $9,588,000 for the nine months ended September 30, 2005. The primary reasons for the increase in SG&A expenses were due to approximately $570,000 from the addition of the Batavia, Ohio facility, as well as increases in certain employee benefits.
     Net interest expense totaled $31,000 for the nine months ended September 30, 2006, decreasing from $454,000 for the nine months ended September 30, 2005. The decrease is primarily due to interest income of $466,000 for the nine months ended September 30, 2006 compared to $123,000 for the same time period a year ago, as well as regularly scheduled principal payments made in 2006. The increase in interest income is primarily related to an increase in cash balances and the increase in interest rate earned on these cash balances. Variable interest rates experienced by Core Molding Technologies with respect to its long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these two debt instruments.
     Income taxes for the nine months ended September 30, 2006, are estimated to be approximately 36% of total earnings before income taxes or 4,392,000. In the nine months ended September 30, 2005 income taxes were estimated to be 39% of total earnings before income taxes. The difference between the effective tax rate and the statutory tax rate for the nine months ended September 30, 2005 is due primarily to expensing previously recorded deferred tax assets that Core Molding Technologies would not be able to realize as a result of a change in Ohio state corporate tax legislation enacted on June 30, 2005.
     Net income for the nine months ended September 30, 2006, was $7,723,000, or $.77 per basic and $.74 per diluted share, representing an increase of $2,521,000 over the net income for the nine months ended September 30, 2005, of $5,202,000, or $.53 per basic and $.50 per diluted share.
Liquidity and Capital Resources
     Core Molding Technologies’ primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures and acquisitions.

     Cash provided by operating activities before changes in working capital for the nine months ended September 30, 2006 totaled $11,101,000. Changes in working capital decreased cash provided by operating activities by $2,706,000 to $8,395,000. Net income contributed $7,723,000 to operating cash flows. Non-cash deductions of depreciation and amortization contributed $2,021,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $1,438,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Changes in working capital primarily relate to an increase in accounts receivable, which is primarily related to increased sales volumes, and increases in accounts payable and accrued and other liabilities due to payment timing differences.
     Cash used for investing activities was $4,905,000 for the nine months ended September 30, 2006. Capital expenditures totaled $4,910,000, which was primarily related to the acquisition of machinery and equipment and the expansion of the Columbus, Ohio manufacturing facility. Core Molding Technologies anticipates spending an additional $1,337,000 for the remainder of the year for capital projects and $2,880,000 for the early buyout of leases of capital equipment, which will be funded by cash from operations.
     Cash used for financing activities was $1,228,000 for the nine months ended September 30, 2006. Core Molding Technologies made principal repayments on the bank note payable of $964,000 and regularly scheduled payments on the Industrial Revenue Bond of $365,000. Partially offsetting these payments were proceeds of $101,000 from the issuance of common stock related to the exercise of 32,750 stock options.
     At September 30, 2006, Core Molding Technologies had cash on hand of $11,677,000 and an available line of credit of $7,500,000, which is scheduled to mature on April 30, 2007 (“Line of Credit”). At September 30, 2006, Core Molding Technologies had no outstanding borrowing on the Line of Credit. As of September 30, 2006, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. These covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2006. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Recently Issued and Adopted Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this standard is discussed in Note 8.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Core Molding Technologies is currently evaluating the impact of this standard on the Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

     Also in September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This interpretation is effective for fiscal years ending after December 15, 2006 and requires certain additional disclosures. Core Molding Technologies is currently evaluating the impact of this standard on the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Core Molding Technologies’ condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts receivable allowances:
     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $318,000 at September 30, 2006, and $214,000 at December 31, 2005. Management also records estimates for customer returns, discounts offered to customers, and for price adjustments. Additional allowances may be required should customer returns, discounts and price adjustments fluctuate from the estimated amounts. Core Molding Technologies has reduced accounts receivable for chargebacks of $1,294,000 at September 30, 2006, and $807,000 at December 31, 2005.
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
Goodwill and Long-Lived Assets:
     Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2006 or the year ended December 31, 2005.
Self-Insurance:
     The Company is self-insured with respect to most of its Columbus, Ohio and Gaffney, South Carolina medical and dental claims and Columbus, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2006 and December 31, 2005 of $1,045,000 and $1,002,000, respectively.

Post retirement benefits:
     Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2005 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement healthcare benefits based on actuarially computed estimates of $11,204,000 at September 30, 2006, and $9,767,000 at December 31, 2005.
Revenue Recognition:
     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2006 the Company has recorded a net liability related to tooling in progress of $1,256,000, which represents approximately $14,086,000 of progress tooling billings and $12,830,000 of progress tooling expenses. At December 31, 2005 the Company has recorded a net liability related to tooling in progress of $1,148,000, which represents approximately $11,164,000 of progress tooling billings and $10,016,000 of progress tooling expenses.
Income taxes:
     The Condensed Consolidated Balance Sheet at September 30, 2006 and December 31, 2005, includes a deferred tax asset of $8,358,000 and $8,373,000, respectively. Core Molding Technologies performs analyses to evaluate the amount of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

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
     Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond with a variable interest rate. The Company has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. The Company entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; (4) foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
     Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse affect on operating margins.
     Assuming a hypothetical 10% change in short-term interest rates in both the nine month periods ended September 30, 2006, and 2005, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact.

Part I — Financial Information
Item 4
Controls and Procedures
     As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were (i) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act were accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and (ii) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
No submission of matters to a vote of security holders occurred during the three months ended September 30, 2006.
Item 5. Other Information
None
Item 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.

Date: November 14, 2006	By:	/s/ James L. Simonton James L. Simonton
President, Chief Executive Officer and Director

Date: November 14, 2006	By:	/s/ Herman F. Dick, Jr. Herman F. Dick, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar International Transportation Corporation and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)(1)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Molding Technologies, Inc., reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location

3(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

Exhibit No.	Description	Location
11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by James L. Simonton, President and Chief Executive Officer	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Treasurer and Chief Financial Officer	Filed Herein

32(a)	Certification of James L. Simonton, Chief Executive Officer of Core Molding Technologies, Inc., dated November 14, 2006, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated November 14, 2006, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.