Form 10-K
period 2006-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2007-03-28
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (614) 870-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the American Stock Exchange was $34,710,521 as of June 30, 2006, the last business day of registrant’s most recently completed second fiscal quarter. The number of shares of registrant’s Common Stock outstanding as of March 27, 2007 was 10,300,182.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2007 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.
     In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of International Truck & Engine Corporation (“International”). On December 31, 1996, RYMAC merged with the Company with the result being that the Company was the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from International in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. International currently owns 41.8% of the outstanding stock of the Company.
     In the first quarter of 1998, the Company opened a second compression molding plant located in Gaffney, South Carolina as part of the Company’s growth strategy to expand its customer base. This facility provided the Company with additional capacity and a strategic geographic location to serve both current and prospective customers.
     In October 2001, the Company incorporated Core Composites Corporation as a wholly owned subsidiary under the laws of the State of Delaware. This entity was established for the purpose of holding and establishing operations for Airshield Corporation’s assets, which the Company acquired on October 16, 2001 (“the Airshield Asset Acquisition”) as part of the Company’s diversified growth strategy. Airshield Corporation was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the truck and automotive aftermarket industries. The Company purchased substantially all the assets of Airshield Corporation through the United States Bankruptcy Court as Airshield Corporation had been operating under Chapter 11 bankruptcy protection since March 2001.
     In conjunction with establishment of operations for the assets acquired from Airshield Corporation, the Company also incorporated two corporations and leased a facility in Mexico. In October 2001, the Company (5% owner) and Core Composites Corporation (95% owner) incorporated Composites Services de Mexico, S. de R.L. de C.V. (“Composites Services”) and Corecomposites de Mexico, S. de R.L. de C.V. (“Corecomposites”) in Matamoros, Mexico. Composites Services was established to be the employer of all Mexican national employees for the Company’s operations in Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all product produced is exported back to Core Composites Corporation who sells such product to United States based external customers. In October 2005, Composites Services merged with Corecomposites resulting in one remaining legal entity, Corecomposites de Mexico, S. de R.L. de C.V.
     In September 2004, the Company formed Core Automotive Technologies, LLC (“Core Automotive”), a Delaware limited liability company and wholly owned subsidiary of the Company. This entity was established for the purpose of holding and establishing operations for Keystone Restyling, Inc. assets, which the Company acquired on September 27, 2004 as part of the Company’s diversified growth strategy. Keystone Restyling, Inc. was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the automotive and light truck aftermarket industries. The Company’s facility in Matamoros, Mexico provides manufacturing services for Core Automotive Technologies.
     In August 2005, the Company formed Core Composites Cincinnati, LLC (“Core Composites Cincinnati”), a Delaware limited liability company and wholly owned subsidiary of the Company. This entity was established for the purpose of holding and establishing operations for the Cincinnati Fiberglass Division of Diversified Glass Inc. assets, which the Company acquired on August 1, 2005. The Cincinnati Fiberglass Division of Diversified Glass, Inc. was a privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. As a result of this acquisition, the Company has leased a manufacturing facility in Batavia, Ohio.

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
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft, and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon three major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks, or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding of sheet molding compound (“SMC”) in a closed mold process. The Batavia facility, which was leased in August 2005, produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry.
     Reinforced plastics compete largely against metals and have the strength to function well during prolonged use. Management believes that reinforced plastic components offer many advantages over metals, including:
•	heat resistance

•	corrosion resistance

•	lighter weight

•	lower cost

•	greater flexibility in product design

•	part consolidation for multiple piece assemblies

•	lower initial tooling costs for lower volume applications

•	high strength-to-weight ratio

•	dent-resistance in comparison to steel or aluminum.
     The largest markets for reinforced plastics are transportation (automotive and truck), construction, marine, and industrial applications. The Company currently has four manufacturing facilities producing reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company’s three major customers are International, PACCAR, Inc. (“PACCAR”), and Freightliner, LLC (“Freightliner”), which are supplied proprietary reinforced plastic products for medium and heavy-duty trucks. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive suppliers, to manufacturers of commercial products, and to wholesale distributors and other end users of aftermarket products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products for the automotive and light truck aftermarkets, and (5) acquiring an existing business. The Company’s efforts are currently directed towards all five areas.
MAJOR COMPETITORS
     The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, VRIM, and MIT processes in the United States. The Company faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Molded Fiber Glass Companies, Continental Structural Plastics/Budd Plastics, Polywheels, Renee Composites, Premix, Camoplast, and Goldshield. The Company believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, cost, and delivery. However, the industry remains highly competitive and some of the Company’s competitors have greater financial resources, research and development facilities, design engineering and manufacturing, and marketing capabilities.
MAJOR CUSTOMERS
     The Company currently has three major customers, International, PACCAR, and Freightliner. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to International, PACCAR, or Freightliner would have a material adverse effect on the business of the Company. In previous years the Company identified Yamaha Motor Manufacturing Corporation (“Yamaha”) as a major customer; however, in 2006 Yamaha’s individual sales represented less than ten percent of the Company’s total sales.
     Relationship with International
     In October 2006, the Company entered into a Comprehensive Supply Agreement with International, which renewed the previous supply agreement that would have expired October 31, 2006. Under this Comprehensive Supply Agreement, which runs through October 31, 2011, the Company continues as the primary supplier of International’s original equipment and service requirements for fiberglass reinforced parts using the SMC process, as long as the Company remains competitive in cost, quality, and delivery.
     The Company makes products for International’s Chatham (Canada) assembly plant, its Springfield, Ohio assembly plant, its Garland, Texas assembly facility, its bus facilities in Conway, Arkansas and Tulsa, Oklahoma and its Escobedo, Mexico assembly facility. The Company works closely on new product development with International’s engineering and research personnel at International’s Fort Wayne, Indiana Technical Center. Some of the products sold to International include hoods, roofs, air deflectors, air fairings, fenders, splash panels, and other components.
     The North American truck market in which International competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to International amounted to approximately 50%, 51%, and 54% of total sales for 2006, 2005, and 2004, respectively.
     Relationship with PACCAR
     As a result of the August 1, 2005, acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., the Company increased its supply relationship with PACCAR. The Company produces roofs, backpanels, shrouds, hoods, and other components for PACCAR who uses such products on its heavy and medium-duty trucks.
     The North American truck market in which PACCAR competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to PACCAR amounted to approximately 22%, 12%, and 4% of total sales for 2006, 2005, and 2004, respectively.

     Relationship with Freightliner
     As a result of the October 16, 2001, Airshield Asset Acquisition, the Company began a supply relationship with Freightliner. The Company produces hoods, air deflectors, air fairings, splash panels, and other components for Freightliner who uses such products on its heavy and medium-duty trucks.
     The North American truck market in which Freightliner competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to Freightliner amounted to approximately 11%, 13%, and 12% of total sales for 2006, 2005, and 2004, respectively.
OTHER CUSTOMERS
     The Company also produces products for other truck manufacturers, the marine industry, the automotive aftermarket industries, and various other customers. In 2006, sales to these customers individually were all less than 10% of total annual sales.
EXPORT SALES
     The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars, were approximately $32,098,000, $25,820,000, and $25,478,000 for the years ended 2006, 2005, and 2004, respectively. These export sales dollars represent approximately 20%, 20%, and 23% of total sales for 2006, 2005, and 2004, respectively.
FOREIGN OPERATIONS
     As a result of the Airshield Asset Acquisition, the Company began importing products into the United States, as many products produced in the Company’s Mexican facility are sold to customers in the United States. The sales of products imported were approximately 15%, 14%, and 13% of total sales in 2006, 2005, and 2004, respectively.
     The Company owns long-lived assets totaling $883,000 at December 31, 2006 that are located at our Mexican facility.
PRODUCTS
     SMC Compound
     SMC compound is a combination of resins, fiberglass, catalysts, and fillers compounded and cured in sheet form. The sheet is then used to manufacture compression-molded products, as discussed below, and on a limited basis sold to other molders.
     The Company incorporates a sophisticated computer program that assists in the compounding of various complex SMC formulations tailored to customer needs. The system provides for the following:
•	Control information during various production processes; and

•	Data for statistical batch controls.
The Company has the capacity to manufacture approximately 48 million pounds of SMC sheet material annually. The following table shows production of SMC for 2006, 2005, and 2004. The decrease in pounds produced is a result of reduced sales of SMC to Yamaha.

SMC Pounds
Produced
Year	(Millions)
2006	31
2005	31
2004	32

     Glass Mat Thermoplastic (“GMT”)
     GMT compound is a combination of glass and thermoplastic resins purchased in the form of a sheet. The GMT compound is heated just prior to being used to manufacture compression-molded products.
     Closed Molded Products
     The Company manufactures reinforced plastic products using both compression molding and vacuum resin infusion molding process methods of closed molding.
     Compression Molding – Compression molding is a process whereby SMC or GMT is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for higher volume products, which is necessary to justify the customers’ investment in molds.
     The Company currently owns 19 compression-molding presses in its Columbus, Ohio plant, which range in size from 500 to 4,500 tons. The Company also owns or leases 11 presses in its Gaffney, South Carolina plant, which range in size from 1,000 to 3,000 tons.
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
     Resin Transfer Molding (“RTM”) – This process employs two molds, typically a core and a cavity, similar to matched die molding. The composite is produced by placing glass mat, chopped strand, or continuous strand fiberglass in the mold cavity in the desired pattern. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure, and then it is removed from the mold and trimmed to shape. Fiberglass reinforced products produced from the RTM process exhibit a high quality surface on both sides of the part and excellent part thickness. Multiple insert tooling (“MIT”) technique can be utilized in the RTM process to improve throughput based upon volume requirements.
     Open Molded Products
     The Company produces reinforced plastic products using both the spray-up and hand-lay-up methods of open molding.
     Hand-Lay-Up – This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and removed from the mold. After removal, the part typically undergoes trimming to achieve the net shape desired. Parts that would be cosmetic in their end use would have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or rough interior surface. These fiberglass-reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.
     Spray-Up – This process utilizes the same type of shell mold, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass yarns and resin feed the chopper/spray gun. The resin coated, chopped glass, which is approximately one inch in length, is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold and is then trimmed to the desired shape. Parts that would be used for cosmetic purposes in their end use would typically have a gel coat applied to the mold surface prior to the resin-coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or rough interior surface.
     The Company currently operates twenty separate spray-up cells in the Matamoros, Mexico facility that are capable of producing fiberglass-reinforced products with and without gelcoat surfaces. As a result of the Cincinnati Fiberglass acquisition, the Company also has a chain driven robotic gelcoating and spray up line and a hand spray up cell at the Batavia, Ohio location. Part sizes weigh from a few pounds to well over a hundred pounds with surface quality tailored for the end use application.
Assembly, Machining, and Paint Products
     Many of the products molded by the Company are assembled, machined, and/or prime painted to result in a completed product used by the Company’s end-customers.
     The Company has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly, and machining work to high volume, highly automated assembly, and machining systems. Robotics are used as deemed productive for material handling, machining, and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. The Company utilizes spot paint booths and batch ovens in its facilities when warranted. The Company contracts with outside parties when customers require that the Company provide a finish of a top coat of paint.
RAW MATERIALS
     The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester and vinylester resins, fiberglass rovings, and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating, gelcoat, prime paint for preparation of cosmetic surfaces, and hardware (steel components). Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. The Company has experienced price increases for certain of these materials, which has caused suppliers to be reluctant to enter into long-term contracts. Because of this, the Company continues to reevaluate its strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which are being evaluated as the current contracts expire. The Company is regularly evaluating its supplier base for certain supplies, repair items, and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.
BACKLOG
     The Company relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a “just-in-time” basis. The ordered backlog was approximately $10.8 million and $11.8 million at December 31, 2006 and 2005, respectively, all of which the Company expects to ship within a year.
CAPACITY CONSTRAINTS
     In previous years, the Company has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers’ production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.
     Based on recent and expected 2007 production schedules, the Company has not had and does not foresee difficulty in providing various shift schedules necessary to meet customer requirements.
     See further discussion of machine and facility capacities at Item 2 “Properties” contained elsewhere in this Annual Report on Form 10-K.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
     Capital expenditures totaled approximately $9.2 million, $3.0 million, and $1.3 million for 2006, 2005, and 2004, respectively. Capital expenditures consist primarily of an expansion of the Columbus plant and the buyout of certain equipment leases in 2006. Expenditures also include the purchase of production equipment to manufacture parts as well as storage racks, computers, and office furniture and fixtures.
     Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new reinforced plastic products, and improving existing products and manufacturing processes.
     The Company does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that internal costs related to research and development activities approximate $254,000 in 2006, $360,000 in 2005, and $383,000 in 2004.
ENVIRONMENTAL COMPLIANCE
     The Company’s manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and nonhazardous pollutants into the air and waterways. The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. The Company’s policy is to conduct its business with due regard for the preservation and protection of the environment. The Company’s environmental waste management involves the regular auditing of satellite hazardous waste accumulation points, hazardous waste activities and authorized treatment, storage and disposal facility. As part of the Company’s environmental policy all employees are trained on waste management and other environmental issues. Through continual auditing the Company can ensure that all facilities are in compliance with the applicable federal, state, and local environmental laws and regulations.
     In June 2003, the Ohio Environmental Protection Agency (“Ohio EPA”) issued Core Molding Technologies’ final Title V Operating Permit for the Columbus, Ohio facility, and in May 2004 the Ohio EPA issued final Title V operating permit for the Cincinnati, Ohio facility. In August 2005 the South Carolina Department of Health and Environmental Control issued a final Title V operating permit for the Gaffney, South Carolina facility. Since that time, Core Molding Technologies has substantially complied with the requirements of these permits. Core Molding Technologies does not believe that the cost to comply with these permits will have a material effect on its operations, competitive position, or capital expenditures through fiscal year 2007.
EMPLOYEES
     As of December 31, 2006, the Company employed a total of 1,379 employees, which consists of 796 employees in its United States operations and 583 employees in its Mexican operations. Of these 1,379 employees, 303 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 6, 2007, and 513 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 15, 2008.
PATENTS, TRADE NAMES, AND TRADEMARKS
     The Company will evaluate, apply for, and maintain patents, trade names, and trademarks where it believes that such patents, trade names, and trademarks are reasonably required to protect its rights in its products. The Company does not believe that any single patent, trade name, or trademark or related group of such rights is materially important to its business or its ability to compete.
SEASONALITY & BUSINESS CYCLE
     The Company’s business is affected annually by the production schedules of its customers. Certain of the Company’s customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company’s third quarter. Certain customers also typically shut down their operations during the last week of December, as well. As a result, demand for the Company’s products drops significantly during the third quarter. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company’s products.

ITEM 1A. RISK FACTORS
     The following risk factors describe various risks that may affect our business, financial condition, and operations. References to “we,” “us,” and “our” in this “Risk Factors” section refer to Core Molding Technologies and its subsidiaries, unless otherwise specified or unless the context otherwise requires.
We are dependent on sales to a small number of our major customers.
     Sales to International, PACCAR, and Freightliner constituted approximately 50%, 22%, and 11%, respectively, of our 2006 net sales. No other customer accounted for more than 10% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.
     We are a regular supplier to each of our major customers, which results in recurring revenues. If we could not maintain our supplier relationship with any of our major customers it could have a material adverse effect on our business, results of operations, or financial condition.
     We are continuing to engage in efforts intended to improve and expand our relations with International, PACCAR, and Freightliner as well as provide support for our entire customer base. We have supported our position with customers through direct and active contact through our sales, quality, engineering, and operational personnel. We cannot make any assurances that we will maintain or improve our customer relationships, whether these customers will continue to do business with us as they have in the past or whether we will be able to supply these customers or any of our other customers at current levels.
Our business is affected by the cyclical nature of the industries and markets that we serve.
     The heavy- and medium-duty truck industries are highly cyclical. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers’ inventory levels and production rates. Current industry forecasts by analysts predict that the North American truck industry will experience a significant decline in 2007 due to emissions standard changes that became effective in 2007. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.
Price increases in raw materials and availability of raw materials could adversely affect our operating results and financial condition.
     Core Molding Technologies purchases resins and fiberglass for use in production as well as steel components for product assembly. The prices of resins are affected by the prices of crude oil, natural gas, and benzine as well as processing capacity versus demand and the Company has incurred increases in raw material costs over the past few years. The Company attempts to reduce its exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and sales price adjustments. If we are unsuccessful in developing ways to mitigate these raw material increases we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.
Cost reduction and quality improvement initiatives by original equipment manufacturers could have a material adverse effect on our business, results of operations, or financial condition.
     We are primarily a components supplier to the heavy- and medium-duty truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from suppliers with lower production costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.
We operate in highly competitive markets.
     The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of capability, product quality, cost, and delivery. Some of the Company’s competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.
We may be subject to additional shipping expense or late fees if we are not able to meet our customers’ on-time demand for our products.
     We must continue to meet our customers’ demand for on-time delivery of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our company or one or more of its’ plants and an unforeseen spike in demand for our products, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations, or financial condition.
If we fail to retain key personnel our business could be harmed.
     Our success largely depends on the efforts and abilities of key personnel within the company. Their skills, experience, and industry contacts significantly benefit us. The inability to retain key personnel could have a material adverse effect on our business, results of operations, or financial condition. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel.
Work stoppages or other labor issues at our facilities or at our customers’ facilities could adversely affect our operations.
     As of December 31, 2006, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 59% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 8, 2007 and January 15, 2008, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. These collective bargaining agreements expire at various times. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.
     In addition, if any of our customers or suppliers experiences a material work stoppage, that customer may halt or limit the purchase of our products or the supplier may interrupt supply of our necessary production components. This could cause us to shut down production facilities relating to these products, which could have a material adverse effect on our business, results of operations, or financial condition
Increases in energy prices will increase our operating costs and likely reduce our profitability.
     We use energy to manufacture our products. Our operating costs increase if energy costs rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through production efficiencies and price increases. While we may hedge our exposure to higher prices via future energy purchase contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.
Our business is subject to risks associated with manufacturing processes.
     We convert raw materials into molded products through a manufacturing process at production facilities in Columbus, Ohio; Gaffney, South Carolina; Batavia, Ohio; and Matamoros, Mexico. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, or natural disaster, whether short or long-term, could have a material adverse effect on the Company.
     Unexpected failures of our equipment and machinery may result in production delays, revenue loss, and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. Because we supply our products to OEMs, a temporary or long-term business disruption could result in a permanent loss of customers. If this were to occur, our future sales levels and therefore our profitability could be materially adversely affected.
Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.
     We maintain property, business interruption, product liability, and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts, or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.
We have made acquisitions and may make acquisitions in the future. We may not realize the improved operating results that we anticipate from these acquisitions or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.
     We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. We expect such acquisitions will produce operating results consistent with our other operations, however, we cannot provide assurance that this assumption will prove correct with respect to any acquisition.
     Any acquisitions may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel, and administrative functions of the acquired business with those of Core Molding Technologies and to manage the combined company on a going forward basis. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize.
If we are unable to meet future capital requirements, our business may be adversely affected.
     As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, upgrade our facilities, purchase leased facilities and equipment, and enhance our production processes. Although we currently have cash reserves, we cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures we may not have the capability to support our customer demands, which, in turn could reduce our sales and profitability and impair our ability to satisfy our customers’ expectations. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all, or result in any commercially acceptable products.
Our products may be rendered obsolete or less attractive if there are changes in technology, regulatory requirements, or competitive processes.
     Changes in technology, regulatory requirements, and competitive processes may render certain products obsolete or less attractive. Our ability to anticipate changes in these areas will be a significant factor in our ability to remain competitive. If we are unable to identify or compensate for any one of these changes it may have a material adverse effect on our business, results of operations, or financial condition.

Our stock price can be volatile.
     Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, our relatively small public float, changes in securities analysts’ estimates of our future earnings, and the loss of major customers or significant business developments relating to us or our competitors, and other factors, including those described in this “Risk Factors” section. Our common stock also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively few number of shares are being traded.
We are subject to environmental rules and regulations that may require us to make substantial expenditures.
     Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the investigation and remediation of contamination, and otherwise relating to health, safety, and the protection of the environment and natural resources. As a result, we may be involved from time to time in administrative or legal proceedings relating to environmental, health and safety matters, and may need to incur capital costs and other expenditures relating to such matters.
Although we do not presently anticipate terminating any senior management employees, certain senior management employees have entered into potentially costly severance arrangements with us if terminated after a change in control.
     We have entered into executive severance agreements with certain senior management employees that provide for significant severance payments in the event such employee’s employment with us is terminated within 2 years of a change in control (as defined in the severance agreement) either by the employee for good reason (as defined in the severance agreement) or by us for any reason other than cause (as defined in the severance agreement), or for death, or disability. A change in control under these agreements includes any transaction or series of related transactions as a result of which less than fifty percent (50%) of the combined voting power of the then-outstanding securities immediately after such transaction are held in the aggregate by the holders of voting stock of the Company immediately prior to such transaction; any person has become the beneficial owner of securities representing 50% or more of the voting stock of the Company; the Company files a report or proxy statement with the Securities and Exchange Commission that a change in control of the Company has occurred; or within any two year period, the directors at the beginning of the period cease to constitute at least a majority thereof. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.
Our stock price may be adversely affected as a result of shares eligible for future sale by International.
     The 4,264,000 shares of Core Molding Technologies Common Stock which International received in connection with the sale of the Columbus Plastics unit to Core Molding Technologies in 1996 may not be sold in the absence of registration under the Securities Act or an exemption therefrom, including the exemptions contained in Rule 145 under the Securities Act. Core Molding Technologies previously entered into a Registration Rights Agreement with International pursuant to which International and its transferees were granted the right to demand registration of the resale of such shares of Core Molding Technologies Common Stock at any time. International was also granted unlimited piggyback registration rights with respect to these shares under the Registration Rights Agreement. No prediction can be made as to the effect, if any, of future sales of shares of Core Molding Technologies Common Stock by International, if any, on the market price of the Core Molding Technologies Common Stock prevailing from time to time. Sales of substantial amounts of Core Molding Technologies Common Stock by International, or the perception that such sales could occur, could adversely affect prevailing market prices for those securities.
Our foreign operations subject us to risks that could negatively affect our business.
     We operate a manufacturing facility in Matamoros, Mexico and, as a result, our business and operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, and political conditions inherent in Mexico, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in Mexican currency exchange rates, which may favorably or adversely affect reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition, or cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     The Company owns two production plants in the United States that are situated in Columbus, Ohio and Gaffney, South Carolina. As a result of the August 2005 acquisition of Cincinnati Fiberglass, the Company leases a third United States production facility in Batavia, Ohio. The Company also leases a production facility in Matamoros, Mexico as a result of the acquisition of Airshield Corporation in 2001. The Company believes that, through productive use, these facilities have adequate production capacity to meet current production volume.
     At the Columbus, Ohio and Gaffney, South Carolina facilities the Company measures molding capacity in terms of its twelve large molding presses (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company’s United States production facilities was 62%, 62%, and 85% in the fourth quarter of 2006, 2005, and 2004, respectively. Capacity utilization decreased in 2006 due to the installation of two new large presses during the year at the Columbus facility. Capacity utilization is measured on the basis of a five day, three-shifts per day operation.
     The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 331,558 square feet of available floor space at the Columbus, Ohio plant is comprised of the following which includes an expansion of the manufactureing facility of 7,962 square feet that was completed in 2006:

Approximate
Square Feet
Manufacturing/Warehouse	315,409
Office	16,149

331,558
     The Company acquired the property at 800 Manor Park Drive in 1996 as a result of the Asset Purchase Agreement with International.
     The Gaffney, South Carolina plant, which was opened in early 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse	105,700
Office	5,200

110,900
     The Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 7 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
     As a result of the acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., the Company leases a production plant in Batavia, Ohio located at 4174 Half Acre Road on approximately 9 acres of land. The term of the lease is seven years through July 2012. The Company has the option to terminate the lease at any time, by providing written notice to the lessor no later than 90 days prior to the intended termination date. The Company has the option to purchase the property at the end of every lease year. The approximate 107,740 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse	103,976
Office	3,764

107,740

     The capacity of production in this facility is not linked directly to equipment capacities, as in the Company’s other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 62% and 56% in the fourth quarter of 2006 and 2005, respectively.
     In conjunction with the establishment of operations in Mexico, as discussed above, the Company leases a production plant in Matamoros, Mexico, located at Ave. Uniones Y Michigan, Matamoros, Tamps. Mexico. The term of the lease is ten years through October 2011, with an option to renew for an additional ten years and with an option to buy the facility at any time within the first seven years of the lease. The lease is cancelable by the Company with six months notice. The facility consists of approximately 313,000 square feet on approximately 12 acres.

Approximate
Square Feet
Manufacturing/Warehouse	309,400
Office	3,600

313,000
     The capacity of production in this facility is not linked directly to equipment capacities, as in the Company’s other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 66%, 65%, and 68% in the fourth quarter of 2006, 2005, and 2004, respectively. Capacity utilization for the Matamoros’ operation is measured on the basis of five days, two 9.6 hour shifts per day.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings, which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the American Stock Exchange under the symbol “CMT”.
     The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded, as reported on the American Stock Exchange Composite Tape.

		High	Low
Core Molding Technologies, Inc.
Fourth Quarter	2006	$11.22	$6.59
Third Quarter	2006	7.10	5.25
Second Quarter	2006	7.90	5.02
First Quarter	2006	8.99	5.05

Fourth Quarter	2005	$9.40	$4.20
Third Quarter	2005	11.79	5.25
Second Quarter	2005	13.00	4.50
First Quarter	2005	5.59	2.65
     The Company’s common stock was held by 338 holders of record on March 27, 2007.
     The Company made no payments of cash dividends during 2006 and 2005. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.
Equity Compensation Plan Information
     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2006:

	Number of Shares	Weighted
	to be Issued Upon	Average	Number of
	Exercise of	Exercise Price of	Shares
	Outstanding	Outstanding	Remaining
	Options or Vesting	Options or	Available for
	of Restricted	Restricted	Future
Plan Category	Grants	Grants	Issuance
Equity compensation plans approved by stockholders	647,361	3.49	2,003,719

Equity compensation plans not approved by stockholders (1)	188,900	3.21	—

(1)	On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Core Molding Technologies Inc., The S & P Smallcap 600 Index
And The S & P Construction & Farm Machinery & Heavy Trucks Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(In thousands,
except per share data)	2006	2005	2004	2003	2002
Operating Data:
Product sales	$150,174	$124,910	$103,733	$81,295	$81,305
Tooling sales	12,156	5,633	8,112	11,488	12,784

Net sales	162,330	130,543	111,845	92,783	94,089
Gross margin	29,869	23,275	17,113	13,898	13,511
Income before interest and taxes	15,856	10,394	6,572	4,403	4,775
Net income	10,411	6,286	5,135	1,665	1,813
Earnings Per Share Data:
Net income per common share:
Basic	1.03	.63	.53	.17	.19
Diluted	1.00	.60	.52	.17	.19
Balance Sheet Data:
Total assets	89,506	74,221	68,960	56,152	64,076
Working capital	27,575	22,766	13,530	8,544	15,717
Long-term debt	7,779	9,595	11,371	12,999	23,764
Stockholders’ equity	42,694	34,141	26,277	20,854	19,081
Return on Equity	24%	18%	20%	8%	10%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives, or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies’ operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies’ control. These uncertainties and factors could cause Core Molding Technologies’ actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets sometimes driven by federal and state regulations(including engine emission regulations) which Core Molding Technologies operates; dependence upon three major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; compliance changes to federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
OVERVIEW
     Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of International’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process.
     Core Molding Technologies recorded net income for 2006 of $10,411,000 or $1.03 per basic and $1.00 per diluted share, compared with $6,286,000, or $.63 per basic and $.60 per diluted share, in the year 2005. Net income was positively impacted by increased sales volumes due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks, the addition of the Batavia, Ohio facility and better absorption of fixed costs. Industry analysts have indicated that stricter federal emission standards for 2007 increased demand throughout 2006 for heavy and medium-duty trucks as customers purchased vehicles in advance of the new 2007 emission standards. Demand in 2007 is expected to decline with industry analysts estimating a twenty to forty percent decrease in new orders for heavy and medium-duty trucks for some portion of 2007.
RESULTS OF OPERATIONS
2006 COMPARED WITH 2005
     Net sales for 2006 totaled $162,330,000, an approximate 24% increase from the $130,543,000 reported for 2005. Included in total sales are tooling project revenues of $12,156,000 for 2006 and $5,663,000 for 2005. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue for 2006, excluding tooling project revenue, totaled $150,174,000, an approximate 20% increase from the $124,909,000 reported for 2005. The primary reason for this increase was due to the full year effect of the Batavia, Ohio facility which was acquired in August of 2005, customers purchasing vehicles in advance of the new 2007 emission standard and the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks. Sales to International totaled $81,223,000, an approximate 22% increase from the 2006 amount of $66,382,000. The primary reason for the increase was due to customers purchasing vehicles in advance of the new 2007 emission standard and the positive impact general economic conditions have had, as referenced above, as well as the recognition of tooling revenue. Sales to PACCAR in 2006 totaled $36,222,000, a significant increase from 2005 sales amount of $15,512,000. The primary reason for the increase in sales to PACCAR is due to the full year effect of the Batavia, Ohio facility which was acquired August of 2005, customers purchasing vehicles in advance of the new 2007 emission standard, and the positive impact general economic conditions have had, as referenced above. Sales to Freightliner totaled $17,158,000 for 2006, compared to $17,034,000 for 2005.
     Sales to other customers decreased by approximately 12% to $27,727,000 in 2006 from $31,614,000 in 2005. The decrease in sales was primarily due to the decrease in sales to Yamaha due to their decision during the third quarter of 2005 to diversify their supplier base.
     Gross margin was 18.4% of sales in 2006 compared to 17.8% of sales in 2005. The primary reason for the increase in gross margin, as a percentage of sales was due to better absorption of fixed costs of production due to the increases in production volumes. These gains were partially offset by increased profit sharing amounts resulting from improved profits.
     Selling, general, and administrative expenses totaled $14,013,000 in 2006, which was greater than the $12,881,000 incurred in 2005. The increase from 2005 was primarily due to increases in the Company’s profit sharing amounts resulting from increased profits and increases in professional and outside services.
     Net interest income totaled $157,000 in 2006, compared to net interest expense of $525,000 in 2005. The primary reason for this change was due to interest income of $645,000 in 2006 compared to $226,000 in 2005 due to increases in cash balances and the increase in the interest rate earned on those cash balances. Also contributing to the reduction of net interest expense was capitalized interest in 2006 of approximately $125,000 relating to the Columbus plant expansion, as well as a reduction in debt from regularly scheduled principal payments. There was no capitalized interest recorded in 2005. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.
     Income tax expense for 2006 was approximately 35% of total income before taxes compared to approximately 36% in 2005. The decrease is primarily due to the Company qualifying for certain manufacturing production activity deductions for its U.S. manufacturing facilities under Section 199 of the Internal Revenue Code. These deductions are now available to the Company as it has utilized all net operating loss carryforwards.
     Net income for 2006 was $10,411,000 or $1.03 per basic share and $1.00 per diluted share, representing an increase of $4,125,000 from the 2005 net income of $6,286,000 or $.63 per basic share and $.60 per diluted share.
2005 COMPARED WITH 2004
     Net sales for 2005 totaled $130,543,000, an approximate 17% increase from the $111,845,000 reported for 2004. Included in total sales are tooling project revenues of $5,663,000 for 2005 and $8,112,000 for 2004. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales revenue for 2005, excluding tooling project revenue, totaled $124,909,000, an approximate 20% increase from the $103,734,000 reported for 2004. The primary reason for this increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks as well as the addition of the Batavia, Ohio facility acquired in August 2005. Sales to International totaled $66,382,000, an approximate 10% increase from the 2004 amount of $60,167,000. The primary reason for the increase was due to the positive impact of general economic conditions and the affect on product sales. Sales to Freightliner totaled $17,034,000 for 2005, which was an increase of approximately 24% from the $13,778,000 for 2004. The primary reason for the increase was due to the positive impact general economic conditions have had on the demand for medium and heavy-duty trucks and having the full effect of products that went into production in the fourth quarter of 2004. Sales to PACCAR in 2005 totaled $15,512,000, an approximate 275% increase from the 2004 amount of $4,138,000. The primary reason for the increase in sales to PACCAR is due to the addition of the Batavia, Ohio facility.
     Sales to other customers decreased by approximately 3% to $31,614,000 in 2005 from $33,762,000 in 2004. The primary reasons for this decrease were due to the decision by Yamaha to diversify its supplier base and lower sales to Lear reflecting lower demand for sport utility vehicles. Partially offsetting this decrease was the full year sales impact of Core Molding Technologies automotive aftermarket division, which was acquired in September of 2004, and new customers at Core Molding Technologies’ Matamoros facility.
     Gross margin was 17.8% of sales in 2005 compared to 15.3% of sales in 2004. The increase in gross margin, as a percentage of sales from the prior year, was due to a combination of many factors. The increase in gross margin, as a percentage of sales, was primarily due to production efficiencies related to labor and material usage. Increases in production volumes also added to the increased gross margin for the current year, as Core Molding Technologies was better able to absorb its fixed cost of production. The benefit gained in gross margin was partially offset by increases in raw material and energy costs as well as increases in the Company’s profit sharing amounts resulting from improved profits.
     Selling, general, and administrative expenses totaled $12,881,000 in 2005, which was greater than the $10,737,000 incurred in 2004. The increase from 2004 was primarily due to increases in labor costs, certain employee benefits and the Company’s profit sharing amounts resulting from improved profits.
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
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. The Company’s primary cash requirements are for operating expenses and capital expenditures.
     Cash provided by operating activities before changes in working capital in 2006 totaled $16,136,000. Changes in working capital increased cash provided by operating activities by $773,000 to $16,909,000. Net income contributed $10,411,000 to operating cash flows. Non-cash deductions of depreciation and amortization contributed $2,716,000 to operating cash flow. The decrease in deferred income taxes also had a positive impact on operating cash flows of $1,645,000, which is a result of Core Molding Technologies’ depreciation timing differences reducing current year tax obligations. In addition, the increase in the postretirement healthcare benefits liability of $1,601,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits.

     Cash used for investing activities was $9,216,000 for the year ended December 31, 2006. Capital expenditures totaled $9,226,000, which was primarily related to an expansion of the Columbus plant, equipment lease buyouts, and the acquisition of machinery and equipment at production facilities. At December 31, 2006, commitments for capital expenditures in progress were $682,000. Capital expenditures for 2007 are expected to be $4,707,000, primarily related to the acquisition of machinery and equipment.
     Financing activities reduced cash flow by $1,011,000. Core Molding Technologies made principal repayments on its existing bank note payable of $1,286,000 and regularly scheduled payments on its Industrial Revenue Bond of $490,000. Partially offsetting these payments were proceeds of $485,000 from the issuance of common stock related to the exercise, by Core Molding employees and directors, of 152,270 stock options and $280,000 of favorable tax benefit related to disqualified disposition received from the exercise of stock options.
     At December 31, 2006, the Company had cash on hand of $16,096,000 and an available line of credit of $7,500,000 (“Line of Credit”), which is scheduled to mature on April 30, 2007. At December 31, 2006, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects these resources to be adequate to meet Core Molding Technologies’ liquidity needs. As of December 31, 2006, the Company was in compliance with its two financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2007. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET TRANSACTIONS
     The Company has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the United States Securities and Exchange Commission (“SEC”). A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on the Company’s balance sheet under accounting principles generally accepted in the United States. Based on this definition, the table below includes only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
     The following table provides aggregated information about contractual obligations and other long-term liabilities as of December 31, 2006.

	2007	2008 - 2009	2010 - 2011	2012 and after	Total
Debt	$1,816,000	$3,772,000	$2,798,000	$1,209,000	$9,595,000
Interest	467,000	628,000	233,000	43,000	1,371,000
Operating lease obligations	1,384,000	1,659,000	349,000	—	3,392,000
Contractual commitments for capital expenditures	682,000	—	—	—	682,000
Postretirement benefits	247,000	708,000	1,043,000	14,110,000	16,108,000

Total	$4,596,000	$6,767,000	$4,423,000	$15,362,000	$31,148,000
     Interest is calculated based on adjusting the variable interest rate to the effective interest rate due to the swap agreements in place for both long-term borrowings.
     As of December 31, 2006, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts Receivable Allowances
     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $262,000 at December 31, 2006 and $214,000 at December 31, 2005. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $1,426,000 at December 31, 2006 and $807,000 at December 31, 2005.
Inventories
     Inventories, which include material, labor, and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.
Goodwill and Long-Lived Assets
     Management evaluates whether impairment exists for goodwill and long-lived assets. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2006 and 2005.
Self-Insurance
     The Company is self-insured with respect to most of its Columbus, Ohio and Gaffney, South Carolina medical and dental claims and Columbus, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2006, and 2005 of $1,036,000 and $1,002,000, respectively.
Post Retirement Benefits
     Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $16,107,000 at December 31, 2006, and $9,767,000 at December 31, 2005. Included in the 2006 amount is an increase in the liability of approximately $4,740,000 related to the implementation of SFAS 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statement No. 87, 88, 106, and 123R”.

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
Income Taxes.
     Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.
     An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its three largest customers (International, PACCAR, and Freightliner), and the Company’s recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $8,446,000.
     The deferred tax asset of $8,446,000 at December 31, 2006, primarily includes temporary differences between the book and tax basis of the Company’s property and equipment of approximately $1,295,000 and temporary differences relating to post-retirement and pension benefits of $5,907,000.
INFLATION
     Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. Due to the cost of crude oil and natural gas, raw material prices have increased and may continue to rise in 2007. These increases could have a significant impact on the future results of operations.
RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company on January 1, 2007. For benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, management estimates that there will not be a significant adjustment to retained earnings for a change in reserves for uncertain tax positions and is in the process of finalizing its analysis.
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
     In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Assuming a hypothetical 10% change in short-term interest rates in both 2006 and 2005, interest expense would not change significantly, as the interest rate swap agreement would generally offset the impact and Core Molding Technologies’ did not use the revolving line of credit during 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Core Molding Technologies, Inc.
Columbus, Ohio
     We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective December 31, 2006, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
March 28, 2007

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
Net sales:
Products	$150,173,598	$124,909,485	$103,733,524
Tooling	12,156,392	5,633,379	8,111,752

Total sales	162,329,990	130,542,864	111,845,276

Cost of sales	130,093,453	105,054,151	92,986,587
Postretirement benefits expense	2,367,602	2,213,622	1,745,611

Total cost of sales	132,461,055	107,267,773	94,732,198

Gross margin	29,868,935	23,275,091	17,113,078

Selling, general, and administrative expense	13,488,297	12,353,191	10,203,739
Postretirement benefits expense	524,889	528,147	337,690

Total selling, general, and administrative expense	14,013,186	12,881,338	10,541,429

Income before interest and income taxes	15,855,749	10,393,753	6,571,649

Interest income	645,120	226,202	6,584
Interest expense	(488,310)	(750,763)	(872,296)

Income before income taxes	16,012,559	9,869,192	5,705,937

Income taxes:
Current	3,956,972	828,012	602,188
Deferred	1,644,940	2,755,124	(30,901)

Total income taxes	5,601,912	3,583,136	571,287

Net income	$10,410,647	$6,286,056	$5,134,650

Net income per common share:
Basic	$1.03	$0.63	$0.53

Diluted	$1.00	$0.60	$0.52

Weighted average common shares outstanding:
Basic	10,078,800	9,913,209	9,778,680

Diluted	10,387,122	10,412,774	9,820,946

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash	$16,096,223	$9,413,994
Accounts receivable (less allowance for doubtful accounts: 2006 - $262,000 and 2005 - $214,000)	22,456,177	22,279,588
Inventories:
Finished and work in process goods	2,793,993	2,075,094
Stores	4,598,983	5,219,927

Total inventories	7,392,976	7,295,021

Deferred tax asset	1,529,592	2,208,567
Foreign sales tax receivable	1,032,058	756,723
Income tax receivable	1,432,324	—
Prepaid expenses and other current assets	730,109	947,937

Total current assets	50,669,459	42,901,830

Property, plant, and equipment	56,927,053	47,939,881
Accumulated depreciation	(26,389,062)	(24,269,524)

Property, plant, and equipment – net	30,537,991	23,670,357

Deferred tax asset	6,916,348	6,164,317
Goodwill	1,097,433	1,097,433
Customer List/ Non-compete	138,814	189,860
Other assets	145,668	197,605

Total	$89,505,713	$74,221,402

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Current portion long-term debt	$1,815,716	$1,775,716
Current portion graduated lease payments and deferred gain	70,373	567,369
Current portion of postretirement benefit liability	247,000	85,000
Accounts payable	10,735,295	10,224,296
Tooling in progress	1,179,684	1,148,104
Accrued liabilities:
Compensation and related benefits	7,111,475	5,264,515
Taxes	—	130,820
Other	1,935,035	940,281

Total current liabilities	23,094,578	20,136,101

Long-term debt	7,779,279	9,594,995
Interest rate swaps	35,848	100,965
Graduated lease payments and deferred gain	41,050	567,030
Postretirement benefits liability	15,860,558	9,681,544
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock - $0.01 par value, authorized shares – 10,000,000; outstanding shares: 2006 and 2005 – 0	—	—
Common stock - $0.01 par value, authorized shares – 20,000,000; outstanding shares: 2006 – 10,204,607 and 2005 – 10,040,080	102,046	100,401
Paid-in capital	21,872,723	20,770,958
Accumulated other comprehensive loss, net of income tax benefit	(3,019,315)	(58,891)
Retained earnings	23,738,946	13,328,299

Total stockholders’ equity	42,694,400	34,140,767

Total	$89,505,713	$74,221,402

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2006, 2005, and 2004

				Accumulated
	Common Stock			Other		Total
	Outstanding		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2004	9,780,067	$97,801	$19,251,378	$(402,694)	$1,907,593	$20,854,078

Net Income					5,134,650	5,134,650

Forgiveness of related party debt			200,000			200,000

Hedge accounting effect of the interest rate swap, net of deferred income tax expense of $45,415				88,158		88,158

Comprehensive Income						5,422,808

Balance at December 31, 2004	9,780,067	97,801	19,451,378	(314,536)	7,042,243	26,276,886

Net Income					6,286,056	6,286,056

Common shares issued from exercise of stock options	261,400	2,614	805,747			808,361

Tax effect from exercise of stock options			513,819			513,819

Hedge accounting effect of the interest rate swap, net of deferred income tax expense of $125,794				255,645		255,645

Comprehensive Income						7,863,881

Balance at December 31, 2005	10,041,467	100,415	20,770,944	(58,891)	13,328,299	34,140,767

Net Income					10,410,647	10,410,647

Common shares issued from exercise of stock options	152,270	1,522	483,495			485,017

Tax effect from exercise of stock options			279,505			279,505

Share-based compensation			248,958			248,958

Hedge accounting effect of the interest rate swap, net of deferred income tax expense of $25,541				39,576		39,576

Restricted Stock Issued	10,870	109	89,821			89,930

Comprehensive Income						11,553,633

Adoption of SFAS 158, net of deferred income tax benefit of $1,740,000				(3,000,000)		(3,000,000)

Balance at December 31, 2006	10,204,607	$102,046	$21,872,723	$(3,019,315)	$23,738,946	$42,694,400

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$10,410,647	$6,286,056	$5,134,650

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,715,517	2,255,702	2,102,102
Deferred income taxes	1,644,804	2,755,124	(30,901)
Interest expense (income) related to ineffectiveness of swap	(3,401)	7,746	—
Loss on disposal of assets	49,049	14,701	16,600
Share-based compensation	338,888	—	—
Amortization of gain on sale/leaseback transactions	(648,054)	(453,554)	(453,554)
Loss (gain) on translation of foreign currency financial statements	27,814	(19,506)	975
Change in operating assets and liabilities (net of effects from acquisitions):
Accounts receivable	(176,589)	(3,112,488)	(6,300,066)
Inventories	(97,955)	(81,663)	(1,548,401)
Prepaid expenses and other assets	(57,507)	568,315	(115,104)
Accounts payable	169,719	(2,697,636)	7,366,659
Accrued and other liabilities	935,226	794,198	1,114,903
Postretirement benefits liability	1,601,014	1,731,770	1,185,239

Net cash provided by operating activities	16,909,172	8,048,765	8,473,102

Cash flows from investing activities:
Purchase of property, plant, and equipment	(9,226,312)	(3,044,643)	(1,319,758)
Proceeds from sale of property and equipment	10,563	65,000	—
Acquisition of Cincinnati Fiberglass, Inc.	—	(688,077)	—
Acquisition of Keystone Restyling	—	—	(544,150)
Proceeds from maturities on mortgage-backed security investment	—	88,239	1,434

Net cash used in investing activities	(9,215,749)	(3,579,481)	(1,862,474)

Cash flows from financing activities:
Proceeds from issuance of common stock	485,017	808,361	—
Tax effect from exercise of stock options	279,505	513,819	—
Payment of principal on bank note	(1,285,716)	(1,285,716)	(1,178,573)
Payment of principal on industrial revenue bond	(490,000)	(450,000)	(420,000)

Net cash used in financing activities	(1,011,194)	(413,536)	(1,598,573)

Net increase in cash and cash equivalents	6,682,229	4,055,748	5,012,055

Cash and cash equivalents at beginning of year	9,413,994	5,358,246	346,191

Cash and cash equivalents at end of year	$16,096,223	$9,413,994	$5,358,246

Cash paid for:
Interest (net of amounts capitalized)	$578,300	$668,709	$771,640

Income taxes	$5,054,371	$526,918	$361,100

Non-cash transactions:
Note payable – International Truck & Engine Corporation	—	—	$(200,000)

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business Formation and Nature of Operations
          Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility, which was acquired in August 2005 (see Note 4), produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer (“RTM”) closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry as a result of its September 2004 acquisition of certain assets of Keystone Restyling Products, Inc. (see Note 4).
          The Company operates in one business segment as a compounder of sheet molding composites (“SMC”) and molder of fiberglass reinforced plastics. The Company produces and sells both SMC compound and molded products for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products.
2. Summary of Significant Accounting Policies
          Principles of Consolidation – The accompanying consolidated financial statements include the accounts of all subsidiaries after elimination of all intercompany accounts, transactions, and profits.
          Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          Revenue Recognition – Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2006 the Company has recorded a net liability related to tooling in progress of $1,180,000, which represents approximately $15,881,000 of progress tooling billings and $14,702,000 of progress tooling expenses. At December 31, 2005 the Company has recorded a net liability related to tooling progress of $1,148,000, which represents approximately $11,164,000 of progress tooling billings and $10,016,000 of progress tooling expenses.
          Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank.
          Inventories – Inventories are stated at the lower of cost (first-in, first-out) or market. The Company has recorded an allowance for slow moving and obsolete inventory of $341,000 at December 31, 2006 and $490,000 at December 31, 2005.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
          Property, Plant, and Equipment – Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if adjustment to the depreciation period or to the unamortized balance is warranted.
          Ranges of estimated useful lives for computing depreciation are as follows:

Land improvements	20	years
Building and improvements	20-40	years
Machinery and equipment	3-15	years
Tools, dies and patterns	3-5	years
          Depreciation expense was $2,613,000, $2,158,000, and $2,041,000 for 2006, 2005, and 2004, respectively. In 2006, approximately $125,000 of interest cost was capitalized in property, plant, and equipment. No interest costs were capitalized in 2005 and 2004.
          Long-Lived Assets – Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2006, 2005, and 2004, there was no impairment of the Company’s long-lived assets.
          Self-insurance – The Company is self-insured with respect to its Columbus, Ohio and Gaffney, South Carolina medical and dental claims and Columbus, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2006, and 2005 of $1,036,000 and $1,002,000, respectively.
          Fair Value of Financial Instruments – The Company’s financial instruments consist of long-term debt, an interest rate swap, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
          Concentration of Credit Risk – The Company has significant transactions with three major customers (see Note 3), which together comprised 83%, 76%, and 70% of total sales in 2006, 2005, and 2004, respectively and 75% and 76% of the accounts receivable balances at December 31, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company’s expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers’ manufacturing and service locations totaled 20%, 20%, and 23% of total sales for 2006, 2005, and 2004, respectively.
          Earnings Per Common Share – Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
          The computation of basic and diluted earnings per common share is as follows:

	Years Ended December 31,
	2006	2005	2004
Net income	$10,410,647	$6,286,056	$5,134,650

Weighted average common shares outstanding	10,078,800	9,913,209	9,778,680
Plus: dilutive options assumed exercised	748,956	1,027,700	146,680
Plus: weighted average non-vested restricted stock	15,616	—	—
Less: shares assumed repurchased with proceeds from exercise	456,250	528,135	104,414

Weighted average common and potentially issuable common shares outstanding	10,387,122	10,412,774	9,820,946

Basic earnings per common share	$1.03	$0.63	$0.53
Diluted earnings per common share	$1.00	$0.60	$0.52
          51,000 shares at December 31, 2006, 5,000 shares at December 31, 2005, and 1,058,000 shares at December 31, 2004 were not included in diluted earnings per share as they were anti-dilutive.
          Research and Development – Research and development costs, which are expensed as incurred, totaled approximately $254,000 in 2006, $360,000 in 2005, and $383,000 in 2004.
          Deferred Gain – Deferred gains resulted from sales leaseback transactions that occurred in 1997 and 1998 and were being amortized over the lease period.
          Recent Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and our related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS No. 123R on January 1, 2007 using the modified prospective method. The total impact of adoption on results of operations, net of tax benefit, recorded in the year ended December 31, 2006 was $311,000, or $.03 per basic and diluted share. The impact of adopting this standard is further discussed in Note 9 included in the footnotes to the consolidated financial statements for the year ended December 31, 2006, Item 8 of Form 10K.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company on January 1, 2007. For benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, management estimates that there will not be a significant adjustment to retained earnings for uncertain tax positions and is in the process of finalizing its analysis.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
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
          Also in September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. FAS 158 is effective for fiscal years ending after December 15, 2006 and requires certain additional disclosures. The impact of adopting this standard is discussed in Note 11.
          The SEC issued, in September 2006, Staff Accounting Bulletin (“SAB”) No. 108 expressing the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes that in making materiality evaluations of correcting a financial statement misstatement, management should quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.
          In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.
          Foreign Currency Adjustments – In conjunction with the Company’s acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction (gains) losses included in operations totaled ($17,219) in 2006, $90,131 in 2005, and $148,782 in 2004.
3. Major Customers
          The Company currently has three major customers, International Truck & Engine Corporation (“International”), PACCAR, Inc. (“PACCAR”), and Freightliner, LLC (“Freightliner”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to International, PACCAR, or Freightliner would have a material adverse effect on the business of the Company. In previous years the Company identified Yamaha Motor Manufacturing Corporation (“Yamaha”) as a major customer; however, in 2006 Yamaha’s individual sales were less than ten percent of total sales.
The following table presents net sales for the above-mentioned customers for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
International	$81,222,843	$66,381,923	$60,166,811
PACCAR	36,222,340	15,512,084	4,138,163
Freightliner	17,158,019	17,034,411	13,777,832
Subtotal	134,603,202	98,928,418	78,082,806
Other	27,726,788	31,614,446	33,762,470

Total	$162,329,990	$130,542,864	$111,845,276

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
4. Acquisitions
          On August 3, 2005 Core Molding Technologies, Inc. acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market, for $688,077. The acquisition was part of the Company’s growth strategy. Core Molding Technologies has continued operation of the Batavia facility. As part of the acquisition, Core Molding Technologies agreed to lease the manufacturing facility from the previous owner of Diversified Glass, Inc.
          The acquisition was recorded using the purchase method of accounting, and accordingly, the operating results of the Batavia facility have been included with those of the Company subsequent to August 3, 2005.
          The following table presents the allocation of the purchase price:

Inventories	$668,862
Property and Equipment	95,000
Non-compete agreement	5,000
Tooling accounts receivable	36,265

Total assets purchased	805,127

Accrued vacation assumed	(117,050)

Net purchase price	$688,077

          The following table reflects the unaudited consolidated results of operations on a pro forma basis had the Cincinnati Fiberglass Division of Diversified Glass, Inc. been included in operating results from January 1, 2004. There are no material non-recurring items in the pro forma results of operations.

	Years ended December 31,
	2005	2004
Net Sales (pro forma)	$144,666,738	$129,002,103

Net Income (pro forma)	$6,964,936	$5,311,665

Net Income Per Share (pro forma)
Basic	$0.70	$0.54
Diluted	$0.67	$0.54
          The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The operating results of the Batavia facility have been included in the consolidated statement of operations since the acquisition date.
          In September 2004, the Company purchased substantially all of the assets consisting primarily of inventory and equipment, of Keystone Restyling Products, Inc. for $544,150. The Company may be required to pay contingent cash payments based on certain earnings threshold of the acquired business during the three-year period beginning January 1, 2005, and continuing through December 31, 2007. Such additional costs, if any, will be recorded as an intangible asset. Earning thresholds were not achieved to require any contingent cash payments through 2006.
          The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to tangible and identified intangible assets acquired based on fair values at the date of acquisition. If the acquisition had occurred at January 1, 2004, the operating results of Keystone Restyling Products, Inc. would not have been significant to the Company.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
The following table presents the allocation of the purchase price:

Inventories	$145,110
Property and equipment	151,450
Customer list	247,590

Total purchase price	$544,150

          The Company will amortize the customer list on a straight-line basis over sixty months. Amortization expense was $49,518 in 2006 and 2005. Amortization expense is expected to be $49,518 in 2007 through 2008 and $37,138 in 2009.
5. Foreign Operations
          In conjunction with the Company’s acquisition of assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $28,737,000 in 2006, $25,005,000 in 2005, and $20,153,000 in 2004. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 33% of sales in 2006, 31% of sales in 2005, and 30% of sales in 2004. The Company owns long-lived assets that are geographically located at the Mexican operation, which total $883,000 at December 31, 2006. The Company’s manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, the Company’s Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.
6. Property, Plant, and Equipment
          Property, plant, and equipment consist of the following at December 31:

	2006	2005
Land and land improvements	$2,311,507	$2,311,507
Buildings	20,140,860	17,979,078
Machinery and equipment	32,360,557	25,306,686
Tools, dies, and patterns	733,160	694,319
Additions in progress	1,380,969	1,648,291

Total	56,927,053	47,939,881
Less accumulated depreciation	(26,389,062)	(24,269,524)

Property, plant, and equipment – net	$30,537,991	$23,670,357

          Additions in progress at December 31, 2006 and 2005 primarily relate to the purchase and installation of equipment at the Company’s operating facilities. At December 31, 2006 and 2005, commitments for capital expenditures in progress were $682,000 and $1,323,000, respectively.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
7. Debt and Leases

	December, 31
	2006	2005
Note Payable to bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through December 2010, collateralized by a security interest in all the Company’s assets.	$5,249,995	$6,535,711

Industrial Revenue Bond, interest adjustable weekly (2006 average 3.60%; 2005 average 2.60%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a bank letter of credit with a balance of $4,476,000 as of December 31, 2006.	4,345,000	4,835,000

Total	9,594,995	11,370,711
Less current portion	(1,815,716)	(1,775,716)

Long-term debt	$7,779,279	$9,594,995

          Note Payable – Bank
          On December 30, 2003, the Company borrowed $9,000,000 in the form of a note payable collateralized by the Company’s assets. The note payable bears interest at a variable rate of LIBOR plus 200 basis points or the prime rate and this rate was 7.35% at December 31, 2006.
          Industrial Revenue Bond
          In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond (“IRB”). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.
          As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $4,476,000 as of December 31, 2006. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank’s prime rate and are secured by a lien and security interest in all of the Company’s assets. The letter of credit expires in April 2010, and the Company intends to extend the letter of credit each year as required by the IRB.
          Note Payable – International
          In 2003, the Company paid $17,859,000 on the original note payable to International leaving a remaining balance of $200,000. This payment was made on December 30, 2003 by borrowing $9,000,000 in the form of a note payable from its primary bank and using cash reserves. The remaining balance of the original International note of $200,000 was replaced by a new 8% note due December 31, 2004. At December 31, 2004, this note was recorded as being forgiven due to the performance objectives being achieved and the amount was recorded in Paid In Capital because International is a significant shareholder of the Company (see Note 12).
          Annual maturities of long-term debt are as follows:

2007	$1,816,000
2008	1,866,000
2009	1,906,000
2010	1,961,000
2011	837,000
Thereafter	1,209,000

Total	$9,595,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
          Line of Credit
          At December 31, 2006, the Company had available a $7,500,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2007. The line of credit bears interest at LIBOR plus two percent or at the prime rate. The line of credit is collateralized by all the Company’s assets. There was no outstanding balance on the bank revolving line of credit at December 31, 2006 and 2005.
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
          Interest expense includes $26,000 of income in 2006, and $162,000 and $409,000 of expense in 2005 and 2004, respectively, of settlements related to the swaps.
          Bank Covenants
          The Company is subject to formal debt covenants related to minimum fixed charge coverage and total funded obligations debt ratios. As of December 31, 2006, the Company was in compliance with these covenants.
          Leases
          The Company leases a portion of its manufacturing equipment and a warehouse facility under operating lease agreements. During 2006 the Company purchased machinery and equipment amounting to $3,247,000 due to end of lease term purchases and early buyout options that were exercised during the year.
          In August 2005, in conjunction with the acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., Core Composites Cincinnati, LLC entered into a 7-year operating lease agreement through July 2012 for the manufacturing facility located in Batavia, Ohio. The Company has the option to terminate the lease effective any time after July 31, 2006, by providing written notice to the lessor no later than 90 days prior to intended termination date. The Company has the option to purchase the property at the end of every lease year.
          In October 2001, in conjunction with the Airshield Asset Acquisition, the Company’s Mexican subsidiary entered into a 10-year operating lease agreement through October 2011 for a manufacturing facility in Matamoros, Mexico. The Company has an option to purchase the facility at any time during the first seven years. The Company may cancel the lease upon giving six months notice to the lessor.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
          Total rental expense was $3,892,000, $4,195,000, and $4,035,000 for 2006, 2005, and 2004, respectively.
          The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

2007	$1,384,000
2008	1,056,000
2009	603,000
2010	338,000
2011	11,000
Thereafter	—

Total minimum lease payments	$3,392,000

8. Equity
     Anti-takeover Measures
          The Company’s Certificate of Incorporation and By-laws contain certain provisions designed to discourage specific types of transactions involving an actual or threatened change of control of the Company. These provisions, which are designed to make it more difficult to change majority control of the Board of Directors without its consent, include provisions related to removal of Directors, the approval of a merger and certain other transactions as outlined in the Certificate of Incorporation and any amendments to those provisions.
Restrictions on Transfer
          The Company’s Certificate of Incorporation contains a provision (the “Prohibited Transfer Provision”) designed to help assure the continued availability of the Company’s previously substantial net operating loss and capital loss carryforwards (see Note 10) by seeking to prevent an “ownership change” as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a “Prohibited Ownership Percentage” (as defined in the Company’s Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company’s common stock) or if the transfer would result in the transferee’s ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee’s ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.
9. Stock Based Compensation
          Core Molding Technologies has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the shareholders in May 2006. This 2006 Plan replaced the Long Term Equity Incentive Plan (the “Original Plan”) as originally approved by the shareholders in May 1997 and as amended in May 2000. The 2006 Plan allows for grants to directors and key employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2015, or the date the maximum number of available awards under the 2006 Plan have been granted.
          The options that may be granted under the 2006 Plan have vesting schedules of five or nine and one-half years from the date of grant, are not exercisable after ten years from the date of grant, and would be granted at prices which equal or exceed the fair market value of Core Molding Technologies common stock at the date of grant. Restricted stock granted under the 2006 Plan require the individuals receiving the grants to maintain certain common stock ownership thresholds and vest over three years or upon the date of the participants’ sixty-fifth birthday.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
          Effective January 1, 2006, Core Molding Technologies adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, Core Molding Technologies accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Core Molding Technologies also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Core Molding Technologies adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.
          Under APB No. 25 there was no compensation cost recognized for non-qualified stock options awarded in the years ended December 31, 2005 and 2004 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123R.

	Years Ended December 31,
	2005	2004
Net income, as reported	$6,286,056	$5,134,650
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(264,813)	(204,089)

Pro forma net income	$6,021,243	$4,930,561

Earnings per share:
Basic – as reported	$0.63	$0.53
Basic – pro forma	$0.61	$0.50
Diluted – as reported	$0.60	$0.52
Diluted – pro forma	$0.58	$0.50
Stock Options
          There were no grants of options in the year ended December 31, 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted during 2005 and 2004 was $4.12 and $1.56, respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.37% for 2005 and 4.13% for 2004, no expected dividend yield, expected lives of 8 to 10 years and expected volatility of 91% and 37% for 2005 and 2004, respectively. Total compensation cost related to incentive stock options for the year ended December 31, 2006 was $243,220. Compensation expense is allocated such that $186,151 is included in selling, general, and administrative expenses and $57,069 is recorded in cost of sales for the year ended December 31, 2006. There was no tax benefit recorded for this compensation cost as the expense is recognized because the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
          During the year ended December 31, 2006, Core Molding Technologies received approximately $485,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $896,000. Tax benefits received as a result of a disqualified disposition were $280,000. During the year ended December 31, 2005, Core Molding Technologies received

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
approximately $808,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $1,488,000. Tax benefits received as a result of a disqualified disposition were $514,000.
          The following summarizes all stock option activity for the years ended December 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding - beginning of year	1,032,700	3.33	1,203,900	$3.12	214,000	$2.93
Granted	—	—	123,000	4.95	1,043,550	3.13
Exercised	(152,270)	3.19	(261,400)	3.09	—	—
Forfeited	(80,474)	3.45	(32,800)	2.80	(53,650)	2.93

Outstanding - end of year	799,956	3.35	1,032,700	$3.33	1,203,900	$3.12

Exercisable at December 31	493,176	3.23	514,625	$3.18	615,006	$3.16

          The following summarizes the activity relating to stock options under the Original Plan mentioned above for the year ended December 31, 2006:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	1,032,700	$3.33
Exercised	(152,270)	3.19		$896,000
Granted	—	—
Forfeited	(80,474)	3.45

Outstanding at December 31, 2006	799,956	$3.35	7.27	$5,041,000

Exercisable at December 31, 2006	493,176	$3.23	6.99	$3,167,000

Vested or expected to vest at December 31, 2006	790,753	$3.35	7.26	$4,985,000

          The following summarizes the status of, and changes to, unvested options during the year ended December 31, 2006:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	518,072	$3.49
Granted	—	—
Vested	(130,818)	3.39
Forfeited	(80,474)	3.45

Unvested at December 31, 2006	306,780	$3.54

          At December 31, 2006, there was $597,000 of total unrecognized compensation cost, related to unvested stock options granted under the Original Plan.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number of	Average	Contractual Life	Number of	Average
Exercise Prices	Options	Exercise Price	In Years	Options	Exercise Price
$2.75	152,600	$2.75	7.1	38,100	$2.75
$3.21	499,356	3.21	7.1	413,476	3.21
$3.28 to $3.50	97,000	3.31	7.6	35,000	3.33
$6.40 to $7.98	51,000	6.55	8.9	6,600	6.64

	799,956	$3.35		493,176	$3.23

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
     The following summarizes the status of the Restricted Stock as of December 31, 2006 and changes during the year ended December 31, 2006:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2005	—	$—
Granted	36,305	6.70
Vested	(10,870)	6.70
Forfeited	(2,463)	6.70

Unvested at December 31, 2006	22,972	$6.70

Vested and expected to vest at December 31, 2006	32,675	$6.70

     As of December 31, 2006, there was $95,000 of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.48 years. The total fair value of shares that vested during the year ended December 31, 2006 was $96,000 and was recorded as selling, general, and administrative compensation expense.
10. Income Taxes
     Components of the provision (credit) for income taxes are as follows:

	2006	2005	2004
Current:
Federal – US	$3,284,000	$494,000	$107,000
Federal – Foreign	104,000	107,000	137,000
State and local	569,000	227,000	358,000

	3,957,000	828,000	602,000
Deferred:
Federal	1,655,000	2,065,000	1,453,000
State and local	(10,000)	690,000	(59,000)
Decrease in valuation allowance for net operating loss carryforward	—	—	(1,425,000)

	1,645,000	2,755,000	(31,000)

Provision for income taxes	$5,602,000	$3,583,000	$571,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company’s income tax provision for the years ended December 31 is as follows:

	2006	2005	2004
Provision at federal statutory rate – US	$5,444,000	$3,356,000	$1,940,000
Effect of foreign taxes	(81,000)	(71,000)	(62,000)
State and local tax expense, net of federal benefit	407,000	285,000	197,000
Federal Manufacturing Deduction	(106,000)
Reduction of state deferred tax asset due to changes in state tax law	—	214,000	—
Reversal of prior year accrued taxes	—	(227,000)	—
Other	(62,000)	26,000	(79,000)
Decrease in valuation allowance for net operating loss carryforward	—	—	(1,425,000)

Provision for income taxes	$5,602,000	$3,583,000	$571,000

     On June 30, 2005 the State of Ohio enacted corporate tax legislation which phases out Ohio’s Corporate Franchise Tax based on income and phases in a new gross receipts tax called the Commercial Activity Tax. As a result, Core Molding Technologies will not be able to realize previously recorded deferred state tax assets amounting to $214,000. These state deferred tax assets were written off to expense in 2005.
     The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a six-year period beginning in 2005. The amount of the deduction available to the Company in 2005 was not significant. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction in accordance with SFAS No. 109.
     Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $280,000 and $514,000 in 2006 and 2005, respectively.
     Deferred tax assets (liabilities) consist of the following at December 31:

	2006	2005
Current Asset:
Accrued liabilities	$736,000	$1,747,000
Accounts Receivable	572,000	325,000
Other, net	221,000	137,000

Total current asset	1,529,000	2,209,000

Non-current asset (liability):
Property, plant, and equipment	1,295,000	2,070,000
Postretirement benefits	5,907,000	3,700,000
Interest rate swap	12,000	34,000
Alternative minimum tax credit	—	500,000
Other, net	(298,000)	(140,000)

Total non-current asset	6,916,000	6,164,000

Total deferred tax asset – net	$8,445,000	$8,373,000

     At December 31, 2004, the Company had approximately $9.7 million of NOL carryforwards available to offset future taxable income. A valuation allowance was provided for approximately $4,200,000 of NOL carryforwards, which were estimated to expire before they could be utilized. In 2004, the Company eliminated the valuation allowance because it was more likely than not that the Company would realize these benefits.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     At December 31, 2006, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $2,032,000 of the Company’s Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.
11. Postretirement Benefits
     The Company provides postretirement benefits to many of its United States employees. Costs associated with postretirement benefits include postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, all of the Company’s United States union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. The Company does not administer this plan and contributions are determined in accordance with provisions in the negotiated labor contract.
     Prior to the acquisition of Columbus Plastics, certain of the Company’s employees were participants in International’s postretirement plan. In connection with the acquisitions the postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, International and the participants in the form of premiums, co-payments, and deductibles. The Company and International share the cost of benefits for certain employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.
     The funded status of the Company’s postretirement health and life insurance benefits plan as of December 31, 2006 and 2005 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

	Postretirement Benefits
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$15,081,000	$11,252,000
Service cost	797,000	901,000
Interest cost	862,000	737,000
Unrecognized (gain)/loss	(519,000)	2,335,000
Benefits paid	(114,000)	(144,000)

Benefit obligation at end of year	$16,107,000	$15,081,000

Unfunded status	$(16,107,000)	$(15,081,000)
Unrecognized net loss	—	5,558,000

Net liability	$(16,107,000)	$(9,523,000)

Plan Assets	—	—

Weighted-average assumptions as of December 31:
Discount rate	5.60%	5.75%

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued )
     The components of expense for all of the Company’s postretirement benefits plans are as follows:

	2006	2005	2004
Pension Expense:
Multi-employer plan contributions	$423,000	$382,000	$280,000
Defined contribution plan contributions	510,000	483,000	396,000

Total Pension Expense	933,000	865,000	676,000

Health and Life Insurance:
Service cost	797,000	901,000	642,000
Interest cost	862,000	737,000	602,000
Amortization of net loss	300,000	238,000	163,000

Net periodic benefit cost	1,959,000	1,876,000	1,407,000

Total postretirement benefits expense	$2,892,000	$2,741,000	$2,083,000

     Effective December 31, 2006, the Company adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit pension or postretirement plan in the consolidated financial statements of financial position. The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006:

	Before	SFAS No.	After
	Application of	158 Adoption	Application of
	SFAS No. 158	Adjustment	SFAS No. 158
Postretirement benefit liability	$11,367,558	$4,740,000	$16,107,558
Accumulated other comprehensive loss, net of tax	19,315	3,000,000	3,019,315
Deferred Tax Asset	$6,705,940	$1,740,000	$8,445,940
     The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic postretirement cost during 2007 consist of net loss amortization of $213,000.
     The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7.00%. The rate is projected to decrease gradually to 5% by the year 2012 and remain at that level thereafter. The comparable assumptions for the prior year were 8.00% and 5%.
     The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$329,000	$(304,000)
Effect on postretirement benefit obligation	2,856,000	(2,736,000)
The estimated future benefit payments of the health care plan are:

Fiscal 2007	$247,000
Fiscal 2008	325,000
Fiscal 2009	383,000
Fiscal 2010	467,000
Fiscal 2011	576,000
Fiscal 2012 – 2016	4,477,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
12. Related Party Transactions
     In connection with the acquisition of Columbus Plastics, the Company and International entered into a Supply Agreement. Under the terms of the Supply Agreement, International agreed to purchase from the Company, and the Company agreed to sell to International all of International’s original equipment and service requirements for Fiberglass Reinforced Parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In October 2006, the Company renewed the Comprehensive Supply Agreement, which was effective as of November 1, 2006. Under this Comprehensive Supply Agreement, the Company is the primary supplier of International’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2011.
     International owns 41.8% of the Company’s outstanding common stock. Sales to International were $81,223,000 in 2006, $66,382,000 in 2005, and $60,167,000 in 2004, of which $10,671,000 and $13,010,000 had not been received as of December 31, 2006 and 2005 and were included in accounts receivable. Receivables as of December 31, 2006 and 2005 also include $1,008,000 and $3,014,000 respectively, for tooling costs owed by International. The Company had no interest expense in 2004 on its note payable to International. During 2003, the Company repaid $19,720,150 of the International note and the balance of $200,000 was replaced by a note due December 31, 2004. At December 31, 2004 this note was recorded as being forgiven by International due to the Company meeting certain earning thresholds. The amount was recorded as Paid-In-Capital (see Note 7).
13. Labor Concentration
     As of December 31, 2006, the Company employed a total of 1,379 employees, which consists of 796 employees in its United States operations and 583 employees in its Mexican operations. Of these 1,379 employees, 303 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 6, 2007, and 513 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 15, 2008.
14. Commitments and Contingencies
     From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.
15. Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2006:
Product sales	$35,354,658	$38,425,961	$38,854,393	$37,538,586	$150,173,598
Tooling sales	1,147,656	1,084,696	9,223,766	700,274	12,156,392

Net sales	36,502,314	39,510,657	48,078,159	38,238,860	162,329,990
Gross margin	6,828,571	7,846,899	8,292,674	6,900,791	29,868,935
Income before interest and taxes	3,652,100	3,946,030	4,547,151	3,710,468	15,855,749
Net income	2,281,906	2,503,027	2,937,775	2,687,939	10,410,647
Net income per common share:
Basic	$0.23	$0.25	$0.29	$0.26	$1.03
Diluted (1)	$0.22	$0.24	$0.28	$0.25	$1.00

2005:
Product sales	$30,217,999	$31,998,569	31,045,446	31,647,471	124,909,485
Tooling sales	2,298,958	1,660,268	568,525	1,105,628	5,633,379

Net sales	32,516,957	33,658,837	31,613,971	32,753,099	130,542,864
Gross margin	6,349,576	6,689,262	5,434,541	4,801,712	23,275,091
Income before interest and taxes	3,315,434	3,238,997	2,486,738	1,352,584	10,393,753
Net income	1,955,750	1,734,988	1,511,180	1,084,138	6,286,056
Net income per common share:
Basic (1)	$0.20	$0.18	$0.15	$0.11	$0.63
Diluted (1)	$0.20	$0.17	$0.14	$0.10	$0.60

(1)	Sum of the quarters do not sum to total year due to rounding.

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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2007, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2007, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2007, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2007, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2007, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

The following consolidated financial statement schedules are filed with this Annual Report on Form10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005, and 2004

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

CORE MOLDING TECHNOLOGIES, INC.

By	/s/ Kevin L. Barnett
Kevin L. Barnett
President and Chief Executive Officer
Date: March 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett	President, Chief Executive Officer,	March 28, 2007
Kevin L. Barnett	and Director

/s/ Herman F. Dick, Jr.	Vice President, Secretary, Treasurer,	March 28, 2007
Herman F. Dick, Jr.	and Chief Financial Officer

* Thomas R. Cellitti	Director	March 28, 2007

* James F. Crowley	Director	March 28, 2007

* Ralph O. Hellmold	Director	March 28, 2007

* Malcolm M. Prine	Director	March 28, 2007

*By Herman F. Dick, Jr. Herman F. Dick, Jr.	Attorney-In-Fact	March 28, 2007

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2006, 2005, and 2004.
Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs &	Other	Deductions	Balance At
	of Year	Expenses	Accounts	(A)	End of Year
Year Ended December 31, 2006	$214,000	$120,000	—	$72,000	$262,000

Year Ended December 31, 2005	$235,000	$93,000	—	$114,000	$214,000

Year Ended December 31, 2004	$379,000	$83,000	—	$227,000	$235,000

(A) Amount represents uncollectible accounts written off.
Reserves deducted from asset to which it applies – deferred income tax valuation allowance.

Additions
	Balance at	Charged to	Charged to
	Beginning	Costs &	Other		Balance At
	of Year	Expenses	Accounts	Deductions	End of Year
Year Ended December 31,2006	—	—	—	—	—

Year Ended December 31, 2005	—	—	—	—	—

Year Ended December 31, 2004	$1,425,000	—	—	($1,425,000)	—

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding and RYMAC	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding and RYMAC	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)(1)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8, (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.	Description	Location

3(a)(3)	Certificate of Incorporation of Core Molding Technologies Inc., reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Molding Technologies, Inc., reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

Exhibit No.	Description	Location

10(a)	Amendment No. 1 to Unsecured Promissory Note, dated January 30, 2004 to International Truck and Engine Corp.	Incorporated by reference to Exhibit 10(p) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10(b)	Supply Agreement, dated October 31, 2006 between Core Molding Technologies, Inc. and Core Composites Corporation and International Truck and Engine Corp.[5]	Filed Herein

10(c)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(d)	Loan Agreement, dated December 3, 1997, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 2002

10(e)(1)	Amendment, dated March 29, 2001, to the Loan Agreement dated December 3, 1997 by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(e)(1) to Annual Report on Form 10-K for the year ended December 31, 2002

10(e)(2)	Amendment, dated December 12, 2002, to the Loan Agreement dated December 3, 1997 by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(e)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

10(e)(3)	Loan Agreement, dated December 30, 2003, by and between Core Molding Technologies, Inc. and Key Bank National Association[2]	Incorporated by reference to Exhibit 10(e)(3) to Annual Report on Form 10-K for the year ended December 31, 2003

10(f)	Master Equipment Lease Agreement[3] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2002

10(f)(1)	Amendment, dated March 26, 2001, to Master Equipment Lease Agreement[3] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f)(1) to Annual Report on Form 10-K for the year ended December 31, 2000

Exhibit No.	Description	Location

10(g)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

10(h)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(h)(1)	Amendment, dated March 29, 2001, to Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(h)(1) to Annual Report on Form 10-K for the year ended December 31, 2000

10(i)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[4]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(i)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006)[4]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(j)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

10(k)	Long Term Equity Incentive Plan[4]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-29203)

10(l)	1995 Stock Option Plan[4]	Incorporated by reference to Exhibit 10(l) to Annual Report on Form 10-K for the year ended December 31, 2001

10(m)	Informal Cash Profit Sharing Plan[4]	Incorporated by reference to Exhibit 10(m) to Annual Report On Form 10-K for the year ended December 31, 2002

10(m)(1)	Core Molding Technologies, Inc. Cash Profit Sharing Plan, as amended December 16, 2004[4]	Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 22, 2004

Exhibit No.	Description	Location

10(n)	Compensation Agreement with Malcolm M. Prine[4]	Incorporated by reference to Exhibit 10(o) to Annual Report on Form 10-K for the year ended December 31, 2000

10(o)	Phantom stock agreement with James L. Simonton, President and Chief Executive Officer	Incorporated by reference Exhibit 10(p) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10(p)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[4]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(q)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[4]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(r)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[4]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 23, 2006

11	Computation of Net Income per Share	Exhibit 11 is omitted because the required information is included in the Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

14	Code of Conduct and Business Ethics	Incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003

23	Consent of Deloitte & Touche LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President and Chief Executive Officer	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 28, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Vice President, Treasurer, Secretary, and Chief Financial Officer of Core Molding Technologies, Inc., dated March 28, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the SEC at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement, and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8, and 30 of the Asset Purchase Agreement). Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the SEC upon request.

[2]	The Loan Agreement filed with this Annual Report on Form 10-K, omits the exhibits (including Revolving Credit Note, Term Note, Security Agreement, Ohio Mortgage, South Carolina Mortgage, and Guaranty) and schedules. Core Molding Technologies, Inc. will provide any omitted exhibit to the SEC upon request.

[3]	The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the SEC upon request.

[4]	Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.

[5]	Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.