Form 10-Q
period 2007-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2007-05-14
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ NO ☑
     As of May 11, 2007, the latest practicable date, 10,326,182 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash	$20,325,989	$16,096,223
Accounts receivable (less allowance for doubtful accounts:
March 31, 2007 - $251,000; December 31, 2006 - $262,000)	19,330,968	22,456,177
Inventories:
Finished and work in process goods	2,600,628	2,793,993
Stores	5,021,718	4,598,983

Total inventories	7,622,346	7,392,976

Deferred tax asset	1,469,756	1,529,592
Foreign sales tax receivable	961,685	1,032,058
Income tax receivable	983,712	1,432,324
Prepaid expenses and other current assets	862,640	730,109

Total current assets	51,557,096	50,669,459

Property, plant and equipment	57,309,630	56,927,053
Accumulated depreciation	(27,230,763)	(26,389,062)

Property, plant and equipment – net	30,078,867	30,537,991

Deferred tax asset	6,928,864	6,916,348
Goodwill	1,097,433	1,097,433
Customer List / Non-compete	126,017	138,814
Other assets	134,577	145,668

Total	$89,922,854	$89,505,713

Liabilities and Stockholders’ Equity Liabilities:
Current liabilities
Current portion of long-term debt	$1,825,716	$1,815,716
Current portion of postretirement benefits liability	247,000	247,000
Accounts payable	12,795,007	10,735,295
Tooling in progress	1,960,457	1,179,684
Accrued liabilities:
Compensation and related benefits	3,857,191	7,111,475
Other	1,014,450	2,005,408

Total current liabilities	21,699,821	23,094,578

Long-term debt	7,317,850	7,779,279
Interest rate swap	63,123	35,848
Graduated lease payments and deferred gain	23,457	41,050
Postretirement benefits liability	16,381,809	15,860,558
Commitments and Contingencies Stockholders’ Equity:
Preferred stock – $0.01 par value, authorized shares – 10,000,000; Outstanding shares: March 31, 2007 and December 31, 2006 - 0	—	—
Common stock – $0.01 par value, authorized shares – 20,000,000; Outstanding shares: 10,305,863 at March 31, 2007 and 10,204,607 at December 31, 2006	103,059	102,046
Paid-in capital	22,350,976	21,872,723
Accumulated other comprehensive loss, net of income tax benefit	(3,037,410)	(3,019,315)
Retained earnings	25,020,169	23,738,946

Total stockholders’ equity	44,436,794	42,694,400

Total	$89,922,854	$89,505,713

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net Sales:
Products	$30,650,936	$35,354,658
Tooling	578,155	1,147,656

Total Sales	31,229,091	36,502,314

Cost of sales	25,786,748	29,027,369
Postretirement benefits expense	616,657	646,374

Total cost of sales	26,403,405	29,673,743

Gross margin	4,825,686	6,828,571

Selling, general and administrative expense	2,956,219	3,034,590
Postretirement benefits expense	135,364	141,881

Total selling, general and administrative expense	3,091,583	3,176,471

Income before interest and income taxes	1,734,103	3,652,100

Interest income	244,773	123,323
Interest expense	(136,689)	(162,301)

Income before income taxes	1,842,187	3,613,122

Income tax expense	629,417	1,331,216

Net income	$1,212,770	$2,281,906

Net income per common share:
Basic	$0.12	$0.23

Diluted	$0.11	$0.22

Weighted average common shares outstanding:
Basic	10,264,431	10,046,845

Diluted	10,596,917	10,448,427

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
	Common Stock			Other		Total
	Outstanding		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2007	10,204,607	$102,046	$21,872,723	$(3,019,315)	$23,738,946	$42,694,400

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 7)					68,453	68,453

Net income					1,212,770	1,212,770

Common shares issued from exercise of stock options	101,256	1,013	318,719			319,732

Tax benefit from exercise of stock options			112,217			112,217

Hedge accounting effect of interest rate swaps at March 31, 2007, net of tax effect of $9,181				(18,095)		(18,095)

Share based compensation expense			47,317			47,317

Balance at March 31, 2007	10,305,863	$103,059	$22,350,976	($3,037,410)	$25,020,169	$44,436,794

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:

Net income	$1,212,770	$2,281,906

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	865,591	659,732
Deferred income taxes	(3,242)	—
Interest income related to ineffectiveness of swap	(94)	—
Share based compensation	47,317	53,353
(Gain) loss on disposal of assets	(1,039)	6,159
Amortization of gain on sale/leaseback transaction	—	(84,528)
Loss on translation of foreign currency financial statements	30,933	34,489
Change in operating assets and liabilities:
Accounts receivable	3,125,209	(1,719,867)
Inventories	(229,370)	13,963
Prepaid and other assets	(62,158)	(651,115)
Accounts payable	1,957,118	3,185,631
Accrued and other liabilities	(2,905,161)	3,062,205
Postretirement benefits liability	521,251	556,304

Net cash provided by operating activities	4,559,125	7,398,232

Cash flows from investing activities:

Purchase of property, plant and equipment	(310,918)	(1,415,804)
Proceeds from sale of property and equipment	1,039	5,200

Net cash used in investing activities	(309,879)	(1,410,604)

Cash flows from financing activities:

Proceeds from issuance of common stock	319,732	93,197
Tax effect from exercise of stock options	112,217	—
Payments of principal on secured note payable	(321,429)	(321,428)
Payment of principal on industrial revenue bond	(130,000)	(120,000)

Net cash used in financing activities	(19,480)	(348,231)

Net increase in cash and cash equivalents	4,229,766	5,639,397

Cash and cash equivalents at beginning of period	16,096,223	9,413,994

Cash and cash equivalents at end of period	$20,325,989	$15,053,391

Cash paid for:
Interest (net of capitalized interest)	$124,464	$39,569

Income taxes	$86,227	$168,133

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2007, and the results of their operations and cash flows for the three months ended March 31, 2007. The “Consolidated Notes to Financial Statements,” which are contained in the 2006 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.
     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and RTM closed mold process to produce reinforced plastic products.
2. Earnings per Common Share
     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
     The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,212,770	$2,281,906

Weighted average common shares outstanding	10,264,431	10,046,845
Plus: dilutive options assumed exercised	617,200	928,450
Less: shares assumed repurchased with proceeds from exercise	(292,127)	(526,868)
Plus: dilutive effect of nonvested restricted stock grants	7,413	—

Weighted average common and potentially issuable common shares outstanding	10,596,917	10,448,427

Basic earnings per common share	$0.12	$0.23
Diluted earnings per common share	$0.11	$0.22
     For the three months ended March 31, 2007 and 2006 there were 33,000 and 55,500 antidilutive options, respectively.

3. Sales Revenue
     Core Molding Technologies currently has three major customers, International Truck & Engine Corporation (“International”), PACCAR, Inc. (“PACCAR”), and Freightliner, LLC (“Freightliner”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
International	$12,704,165	$18,310,825
PACCAR	7,940,978	7,828,737
Freightliner	3,592,157	3,915,014

Subtotal	24,237,300	30,054,576
Other	6,991,791	6,447,738

Total	$31,229,091	$36,502,314

4. Comprehensive Income
     Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,212,770	$2,281,906

Hedge accounting effect of interest rate swaps, net of deferred income tax benefit of $9,181 and deferred tax expense of $37,709 for the three months ending March 31, 2007 and 2006 respectively	(18,095)	73,200

Comprehensive income	$1,194,675	$2,355,106

5. Postretirement Benefits
     The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three months ended March 31, 2007 and 2006 are as follows:

	March 31, 2007	March 31, 2006
Pension Expense:
Defined contribution plan contributions	$120,000	$105,000
Multi-employer plan contributions	110,000	127,000

Total pension expense	230,000	232,000

Health and Life Insurance:
Service cost	212,000	267,000
Interest cost	229,000	218,000
Amortization of net loss	80,000	71,000

Net periodic benefit cost	521,000	556,000

Total postretirement benefits expense	$751,000	$788,000

     Core Molding Technologies has made contributions of approximately $144,000 to pension plans through March 31, 2007 and expects to make approximately $836,000 of postretirement benefit payments through the remainder of 2007 of which $521,000 was accrued at December 31, 2006.
6. Interest Rate Swaps
     In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the IRB. In all periods presented this cash flow hedge was highly effective; any ineffectiveness was not material. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
     Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount match the payment schedule on the secured note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.
7. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the position. An uncertain tax position will not be recognized if it has less than a fifty percent likelihood of being sustained. FIN 48 also provides guidance on derecognition of tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
     The Company recognized a $68,453 increase to retained earnings upon the adoption of FIN 48. This increase is represented by the recognition of state tax benefits of $212,054 and related accrued interest receivable of $15,706. These benefits generate a federal tax liability of $59,833. The Company also recorded a liability for unrecognized tax benefits of $51,775 and $47,699 related to uncertain state and foreign tax positions, respectively and the amounts are recorded in income tax receivable in the condensed consolidated balance sheet. The unrecognized tax liability at January 1, 2007 of $99,474 was unchanged during the quarter. There are no federal or state income tax audits in process. During the year ended December 31, 2006, the Company recorded no interest expense or penalties related to unrecognized tax benefits and no interest or penalties were accrued on the consolidated balance sheet at December 31, 2006.
     The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
8. Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and was effective for the Company on January 1, 2007. The impact of adopting FIN 48 is discussed in Note 7.
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
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon three major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2006 Annual Report to Shareholders on Form 10-K.
OVERVIEW
     Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada and Mexico, the cyclicality of markets we serve, regulatory requirements, interest rates and other factors. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
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

     Core Molding Technologies recorded net income for the three months ended March 31, 2007 of $1,213,000 or $.12 per basic and $.11 per diluted share, compared with $2,282,000, or $.23 per basic and $.22 per diluted share, for the three months ended March 31, 2006. Net income was negatively impacted by decreased sales volumes due to lower demand resulting from an industry wide decline in truck orders. Industry analysts have indicated that stricter federal emission standards for 2007 increased demand throughout 2006 for heavy and medium-duty trucks as customers purchased vehicles in advance of the new 2007 emission standards. Demand in 2007 is expected to decline, with industry analysts estimating a twenty to forty percent decrease in new orders for heavy and medium-duty trucks for some portion of 2007, as compared to 2006 demand. Also negatively impacting net income was lower fixed cost absorption. Our manufacturing operations have a significant fixed cost component and the profitability of Core Molding Technologies’ operations will change proportionately more than revenues from operations during periods of changing demand. Finally, operating inefficiencies at the Company’s Batavia, Ohio facility also negatively impacted net income.
Results of Operations
Three Months Ended March 31, 2007, As Compared To Three Months Ended March 31, 2006
     Net sales for the three months ended March 31, 2007, totaled $31,229,000, representing an approximate 14% decrease from the $36,502,000 reported for the three months ended March 31, 2006. Included in total sales are tooling project revenues of $578,000 and $1,148,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. Tooling project revenues are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project revenue, was lower by approximately 13% for the three months ended March 31, 2007, as compared to the same period a year ago. The primary reason for this decrease in product sales is lower demand resulting from an industry wide general decline in truck orders due to the new federal emissions standards that went into effect on January 1, 2007. Sales to International totaled $12,704,000 for the three months ended March 31, 2007, an approximate 31% decrease from the three months ended March 31, 2006 amount of $18,311,000. The primary reason for the decrease is lower demand and reduced order volumes resulting from the industry wide decline as noted above. Sales to PACCAR totaled $7,941,000 for the three months ended March 31, 2007, compared to the net sales of $7,829,000 reported for the three months ended March 31, 2006. Lower order volumes and reduced demand were offset by sales of products for new models launched in 2007. Sales to Freightliner totaled $3,592,000 for the three months ended March 31, 2007, which was a decrease of approximately 8% from the $3,915,000 for the three months ended March 31, 2006. The decrease in sales, as noted above, had less of an impact to our business with Freightliner, due to a greater percentage of our product line with this customer being related to repair parts.
     Sales to other customers for the three months ended March 31, 2007, increased approximately 8% to $6,992,000 from $6,448,000 for the three months ended March 31, 2006. The increase in sales to other customers was primarily due to an increase in sales of sheet molding compound to a customer.
     Gross margin was approximately 15.5% of sales for the three months ended March 31, 2007, compared with 18.7% for the three months ended March 31, 2006. The decrease in gross margin, as a percentage of sales from the prior year, was due to a combination of several factors including operating inefficiencies and lower fixed cost absorption that resulted from the decrease in product sales as well as production inefficiencies at the Company’s Batavia, Ohio facility.
     Selling, general and administrative expenses (“SG&A”) totaled $3,092,000 for the three months ended March 31, 2007, decreasing from $3,176,000 for the three months ended March 31, 2006. The primary reasons for this decrease were lower profit sharing amount based on lower earnings and reductions in personnel. Partially offsetting those decreases were increases in professional service costs associated with Sarbanes Oxley compliance and costs associated with personnel reductions.
     Net interest income totaled $108,000 for the three months ended March 31, 2007, compared to net interest expense of $39,000 for the three months ended March 31, 2006. Net interest income includes interest income of $245,000 for the three months ended March 31, 2007 compared to $123,000 for the three months ended March 31, 2006 primarily resulting from higher investable cash balances. Interest expense decreased to $137,000 at March 31, 2007 from $162,000 at March 31, 2006 due to a reduction in debt from regularly scheduled payments. Interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these two debt instruments.
     Income taxes for the three months ended March 31, 2007, are estimated to be approximately 34% of total earnings before taxes or $629,000, compared to $1,331,000 or 37% of total earnings before taxes for the three months ended March 31, 2006. The decrease in effective rate at March 31, 2007 compared to the same time a year ago is due to the effect of foreign income, which is taxed at a lower rate, representing a higher percent of total income. Also contributing to the reduced effective rate is a reduction in the Ohio franchise tax which is phasing out over a five year period.
     Net income for the three months ended March 31, 2007, was $1,213,000, or $.12 per basic and $.11 per diluted share, representing a decrease of $1,069,000 over the net income for the three months ended March 31, 2006, of $2,282,000, or $.23 per basic share and $0.22 per diluted share.
Liquidity and Capital Resources
     Core Molding Technologies’ primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
     Cash provided by operating activities before changes in working capital for the three months ended March 31, 2007 totaled $2,673,000. Changes in working capital increased cash provided by operating activities by $1,886,000 to $4,559,000. Net income contributed $1,213,000 to operating cash flows. Non-cash deductions from net income for depreciation and amortization amounted to $866,000. In addition, the increase in the postretirement healthcare benefits liability of $521,000 is not a significant current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Changes in working capital primarily relate to increases in accounts payable due to payment timing differences, decreases in accounts receivable due to collections and lower sales volumes, and decreases in accrued and other liabilities.
     Cash used for investing activities was $310,000 for the three months ended March 31, 2007, as a result of capital expenditures, which primarily related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $4,031,000 for the remainder of the year for capital projects primarily related to facility improvements and equipment purchases to support the manufacturing process of both existing and new model programs which will be funded by existing cash and cash from operations.
     Financing activities reduced cash flow by $19,000. Core Molding Technologies made principal repayments on its bank note payable of $321,000 and its regularly scheduled payment on its Industrial Revenue Bond of $130,000. Partially offsetting these payments were proceeds of $320,000 from the issuance of common stock related to the exercise of 101,256 stock options, as well as $112,000 of tax benefits from the exercise of these options.
     At March 31, 2007, Core Molding Technologies had cash on hand of $20,326,000 and an available line of credit of $7,500,000 (“Line of Credit”), which is scheduled to mature on April 30, 2009. At March 31, 2007, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects these resources to be adequate to meet Core Molding Technologies’ liquidity needs. As of March 31, 2007, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit, a Letter of Credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2007. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Recently Issued Accounting Standards
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
Accounts receivable allowances:
     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $251,000 at March 31, 2007 and $262,000 at December 31, 2006. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable for returns and deductions of $1,353,000 at March 31, 2007 and $1,426,000 at December 31, 2006.
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
Goodwill and Long-Lived Assets:
     Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the three months ended March 31, 2007 or the year ended December 31, 2006.
Self-Insurance:
     The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical, dental and vision claims and Columbus, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2007 and December 31, 2006 of $1,101,000 and $1,036,000, respectively.
Post retirement benefits:
     Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2006 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement medical benefits based on actuarially computed estimates of $16,629,000 at March 31, 2007 and $16,107,000 at December 31, 2006.

Revenue Recognition:
     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2007 the Company has recorded a net liability related to tooling in progress of $1,960,000, which represents approximately $20,135,000 of progress tooling billings and $18,175,000 of progress tooling expenses. At December 31, 2006 the Company had recorded a net liability related to tooling in progress of $1,180,000, which represents approximately $15,881,000 of progress tooling billings and $14,701,000 of progress tooling expenses.
Income taxes:
     The Consolidated Balance Sheet at March 31, 2007 and December 31, 2006, includes a deferred tax asset of $8,399,000 and $8,446,000, respectively. Core Molding Technologies performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2006 Annual Report to Shareholders.

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
     Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate. The Company has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. The Company entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise from the Company’s operations in Mexico; and (5) raw material purchases in which the Company purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
     Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse affect on operating margins.
     Assuming a hypothetical 10% change in short-term interest rates in both the three month periods ended March 31, 2007 and 2006, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact.

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

Part II — Other Information
Item 1. Legal Proceedings
 None.
Item 1A. Risk Factors
 There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding  Technologies 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 None
Item 3. Defaults Upon Senior Securities
 None
Item 4. Submission of Matters to a Vote of Security Holders
 No submission of matters to a vote of security holders occurred during the three months ended March 31, 2007.
Item 5. Other Information
 None
Item 6. Exhibits
 See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: May 14, 2007	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: May 14, 2007	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar International Transportation Corporation and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)(1)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. As filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
3(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

Exhibit No.	Description	Location
32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 14, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated May 14, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.