Form 10-Q
period 2007-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2007-08-13
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐                 No ☑
     As of August 10, 2007 the latest practicable date, 6,721,035 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash	$17,454,549	$16,096,223
Accounts receivable (less allowance for doubtful accounts:
June 30, 2007 — $226,000; December 31, 2006 — $262,000)	19,675,040	22,456,177
Inventories:
Finished and work in process goods	2,628,584	2,793,993
Stores	4,732,190	4,598,983

Total inventories	7,360,774	7,392,976

Deferred tax asset	1,469,756	1,529,592
Foreign sales tax receivable	994,884	1,032,058
Income tax receivable	—	1,432,324
Tooling in progress	362,510	—
Prepaid expenses and other current assets	1,078,026	730,109

Total current assets	48,395,539	50,669,459

Property, plant and equipment	58,075,911	56,927,053
Accumulated depreciation	(28,103,768)	(26,389,062)

Property, plant and equipment – net	29,972,143	30,537,991

Deferred tax asset	6,862,336	6,916,348
Interest rate swap	2,437	—
Goodwill	1,097,433	1,097,433
Customer list / non-compete, net	113,221	138,814
Other assets	158,485	145,668

Total	86,601,594	89,505,713

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$1,840,716	$1,815,716
Current portion of postretirement benefits liability	247,000	247,000
Accounts payable	10,078,719	10,735,295
Tooling in progress	—	1,179,684
Accrued liabilities:
Compensation and related benefits	3,411,575	7,111,475
Other	1,461,330	2,005,408

Total current liabilities	17,039,340	23,094,578

Long-term debt	6,851,421	7,779,279
Interest rate swap	—	35,848
Graduated lease payments	5,864	41,050
Postretirement benefits liability	16,757,239	15,860,558
Commitments and Contingencies Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares – 10,000,000;
Outstanding shares June 30, 2007 and December 31, 2006– 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000;
Outstanding shares: 10,321,035 at June 30, 2007 and 10,204,607 at December 31, 2006	103,210	102,046
Paid-in capital	22,470,793	21,872,723
Accumulated other comprehensive loss, net of income tax benefit	(2,912,575)	(3,019,315)
Retained earnings	26,286,302	23,738,946

Total stockholders’ equity	45,947,730	42,694,400

Total	$86,601,594	$89,505,713

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales:
Products	$24,685,106	$38,425,961	$55,336,042	$73,780,619
Tooling	13,610,170	1,084,696	14,188,325	2,232,352

Total Sales	38,295,276	39,510,657	69,524,367	76,012,971

Cost of sales	33,105,221	30,998,160	58,891,969	60,025,529
Postretirement benefits expense	584,981	665,598	1,201,638	1,311,972

Total cost of sales	33,690,202	31,663,758	60,093,607	61,337,501

Gross Margin	4,605,074	7,846,899	9,430,760	14,675,470

Selling, general and administrative expense	2,649,944	3,764,542	5,606,163	6,799,132
Postretirement benefits expense	137,218	136,327	272,582	278,208

Total selling, general and administrative expense	2,787,162	3,900,869	5,878,745	7,077,340

Income before interest and taxes	1,817,912	3,946,030	3,552,015	7,598,130

Interest income	248,290	130,854	493,063	254,178
Interest expense	(126,024)	(157,795)	(262,713)	(320,097)

Income before income taxes	1,940,178	3,919,089	3,782,365	7,532,211

Income tax expense	674,045	1,416,062	1,303,462	2,747,277

Net Income	$1,266,133	$2,503,027	$2,478,903	$4,784,934

Net income per common share:
Basic	$0.12	$0.25	$0.24	$0.48

Diluted	$0.12	$0.24	$0.23	$0.46

Weighted average shares outstanding:
Basic	10,313,249	10,072,062	10,288,840	10,059,454

Diluted	10,618,444	10,402,252	10,616,637	10,427,346

See notes to condensed consolidated financial statements

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock
	Outstanding			Accumulated
				Other		Total
			Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at January 1, 2007	10,204,607	$102,046	$21,872,723	$(3,019,315)	$23,738,946	$42,694,400

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 7)					68,453	68,453

Net Income					2,478,903	2,478,903

Common shares issued from exercise of stock options	109,256	1,092	340,640			341,732

Tax benefit from exercise of stock options			112,217			112,217

Restricted stock issued	7,172	72	51,136			51,208

Share based compensation			94,077			94,077

Hedge accounting effect of the interest rate swaps at June 30, 2007 net of deferred income tax expense of $13,017				20,923		20,923

Amortization of previously unrecognized postretirement plan loss, net of deferred income tax expense of $49,755				85,817		85,817

Balance at June 30, 2007	10,321,035	$103,210	$22,470,793	$(2,912,575)	$26,286,302	$45,947,730

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Net income	$2,478,903	$4,784,934

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762,480	1,318,374
Deferred income taxes	(8,760)	—
Share based compensation	145,285	207,750
Interest income related to ineffectiveness of swap	(4,345)	—
(Gain) loss on disposal of assets	(1,039)	10,363
Amortization of gain on sale/leaseback transactions	—	(169,057)
Loss on translation of foreign currency financial statements	30,933	98,280
Change in assets and liabilities:
Accounts receivable	2,781,137	(6,092,772)
Inventories	32,202	374,748
Prepaid and other assets	(310,742)	(814,818)
Accounts payable	(766,229)	1,242,109
Accrued and other liabilities	(4,260,745)	1,738,553
Postretirement benefits liability	1,032,252	1,126,304

Net cash provided by operating activities	2,911,332	3,824,768

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,070,136)	(3,271,271)
Proceeds from sale of property and equipment	1,039	5,200

Net cash used in investing activities	(1,069,097)	(3,266,071)

Cash flows from financing activities:

Proceeds from issuance of common stock	341,732	93,197
Tax effect from exercise of stock options	112,217	—
Payments of principal on secured note payable	(642,858)	(642,858)
Payment of principal on industrial revenue bond	(260,000)	(240,000)
Payments in advance of treasury stock repurchase	(35,000)	—

Net cash used in financing activities	(483,909)	(789,661)

Net increase (decrease) in cash and cash equivalents	1,358,326	(230,964)

Cash and cash equivalents at beginning of period	16,096,223	9,413,994

Cash and cash equivalents at end of period	$17,454,549	$9,183,030

Cash paid for:
Interest (net of capitalized interest)	$270,822	$56,323

Income taxes	$686,227	$1,579,133

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2007, and the results of their operations and cash flows for the three and six months ended June 30, 2007. The “Consolidated Notes to Financial Statements,” which are contained in the 2006 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.
     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and RTM closed mold process to produce reinforced plastic products.
2. Earnings Per Common Share
     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
     The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$1,266,133	$2,503,027	$2,478,903	$4,784,934

Weighted average common shares outstanding	10,313,249	10,072,062	10,288,840	10,059,454

Plus: dilutive options assumed exercised	606,700	928,450	606,700	928,450
Less: shares assumed repurchased with proceeds from exercise	(325,699)	(600,239)	(302,985)	(561,547)
Plus: dilutive effect of nonvested restricted stock grants	24,194	1,979	24,082	989

Weighted average common and potentially issuable common shares outstanding	10,618,444	10,402,252	10,616,637	10,427,346

Basic earnings per common share	$0.12	$0.25	$0.24	$0.48
Diluted earnings per common share	$0.12	$0.24	$0.23	$0.46
At June 30, 2007 and 2006 there were 33,000 and 55,000 antidilutive options, respectively.

3. Sales Revenue
     Core Molding Technologies currently has two major customers, International Truck & Engine Corporation (“International”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
International product sales	$11,289,338	$17,898,659	$23,719,615	$35,061,828
International tooling sales	7,869,493	107,155	8,143,381	1,254,811

Total International sales	19,158,831	18,005,814	31,862,996	36,316,639

PACCAR product sales	6,364,693	8,752,870	14,210,671	16,581,607
PACCAR tooling sales	5,419,794	708,510	5,514,794	708,510

Total PACCAR sales	11,784,487	9,461,380	19,725,465	17,290,117

Other product sales	7,031,075	11,774,432	17,405,756	22,137,184
Other tooling sales	320,883	269,031	530,150	269,031

Total Other sales	7,351,958	12,043,463	17,935,906	22,406,215

Total product sales	24,685,106	38,425,961	55,336,042	73,780,619
Total tooling sales	13,610,170	1,084,696	14,188,325	2,232,352

Total sales	$38,295,276	$39,510,657	$69,524,367	$76,012,971

4. Comprehensive Income
     Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$1,266,133	$2,503,027	$2,478,903	$4,784,934
Amortization of previously unrecognized postretirement plan loss, net of deferred tax expense of $24,877 and $49,755 for the three and six months ending June 30, 2007	42,910	—	85,817	—

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $22,198 and $13,017 for the three and six months ending June 30, 2007 and $25,931 and $63,640 for the three and six months ending June 30, 2006, respectively	39,018	50,339	20,923	123,538

Comprehensive income	$1,348,061	$2,553,366	$2,585,643	$4,908,472

5. Postretirement Benefits
     The components of expense for all of Core Molding Technologies’ postretirement benefits plan for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension expense:
Defined contribution plan Contributions	$107,000	$131,000	$227,000	$262,000
Multi-employer plan Contributions	105,000	101,000	215,000	202,000

Total pension expense	212,000	232,000	442,000	464,000

Health and life insurance:
Service cost	187,000	274,000	399,000	541,000
Interest cost	269,000	224,000	498,000	442,000
Amortization of net loss	55,000	72,000	135,000	143,000

Net periodic benefit cost	511,000	570,000	1,032,000	1,126,000

Total postretirement benefits Expense	$723,000	$802,000	$1,474,000	$1,590,000

     Core Molding Technologies has made approximately $735,000 of post retirement benefit payments through June 30, 2007, of which $521,000 was accrued at December 31, 2006, and expects to make approximately $210,000 of postretirement benefit payments through the remainder of 2007.
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
     The Company recognized a $68,453 increase to retained earnings upon the adoption of FIN 48. This increase is represented by the recognition of state tax benefits of $212,054 and related accrued interest receivable of $15,706. These benefits generate a federal tax liability of $59,833. The Company also recorded a liability for unrecognized tax benefits of $51,775 and $47,699 related to uncertain state and foreign tax positions, respectively and the amounts are recorded in other accrued liabilities in the condensed consolidated balance sheet. The unrecognized tax liability at January 1, 2007 of $99,474 was unchanged as of June 30, 2007. There are no federal or state income tax audits in process. During the year ended December 31, 2006, the Company recorded no interest expense or penalties related to unrecognized tax benefit and no interest and penalties were accrued on the consolidated balance sheet at December 31, 2006.
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
Stock Options
     The following summarizes the activity relating to stock options under the plans mentioned above for the six months ended June 30, 2007:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2006	799,956	$3.35
Exercised	(109,256)	3.13
Granted	—	—
Forfeited	(51,000)	4.27

Outstanding at June 30, 2007	639,700	3.31

Exercisable at June 30, 2007	432,340	$3.25

     The following summarizes the status of, and changes to, unvested options during the six months ended June 30, 2007:

	Number	Weighted
	Of	Average
	Shares	Exercise Price
Unvested at December 31, 2006	306,780	$3.54
Granted	—	—
Vested	(50,920)	3.17
Forfeited	(48,500)	3.89

Unvested at June 30, 2007	207,360	$3.45

     At June 30, 2007, there was $359,984 of total unrecognized compensation cost, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the three and six months ended June 30, 2007 was $32,458 and $69,987, respectively. Year to date compensation expense is allocated such that $56,129 is included in selling, general and administrative expenses and $13,858 is recorded in cost of sales.
Restricted Stock
     In May of 2006, Core Molding Technologies began awarding shares of its common stock to certain directors, officers, and key employees in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
     The following summarizes the status of the Restricted Stock as of June 30, 2007 and changes during the six months ended June 30, 2007:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2006	22,972	$6.70
Granted	38,887	7.14
Vested	(7,172)	7.14
Forfeited	(4,653)	6.70

Unvested at June 30, 2007	50,034	$6.98

     As of June 30, 2007, there was $284,190 of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. The total fair value of shares that vested during the six months ended June 30, 2007 was $75,298 and was recorded as selling, general, and administrative expense.
9. Subsequent Events
     On July 18, 2007, the Company entered into a stock repurchase agreement with International, pursuant to which the Company purchased 3,600,000 shares of its common stock, par value $0.01 per share, from International in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. International will continue to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.9% of the shares outstanding after the repurchase. International is also the Company’s largest customer, accounting for approximately 46% of the Company’s 2007 year-to-date sales. The Company used approximately $19 million of existing cash and $7.1 million from its revolving line of credit to fund the purchase. In connection with the repurchase Core Molding has increased its bank line of credit from $7,500,000 to $15,000,000.

     On July 16, 2007, the Board of Directors approved a Shareholders Rights Plan in conjunction with the approval of the repurchase of shares of stock from International. The plan was implemented to protect the interests of the Company’s stockholders by encouraging potential buyers to negotiate directly with the Board prior to attempting a takeover. Under the plan, each shareholder will receive a dividend of one right per share of common stock of the Company owned on the record date, July 18, 2007. The rights will not initially be exercisable until, subject to action by the Board of Directors, a person acquires 15% or more of the voting stock without approval of the Board. If the rights become exercisable, all holders except the party triggering the rights shall be entitled to purchase shares of the Company at a discount. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share. In connection with the adoption of the Rights Agreement, on July 18, 2007, the Company filed a Certificate of Designations of Series A Junior Participating Preferred Stock with the Secretary of State of the State of Delaware.
10. Recently Issued and Adopted Accounting Pronouncements
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
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2006 Annual Report to Shareholders on Form 10-K.
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

     Core Molding Technologies recorded net income through the six months ended June 30, 2007 of $2,479,000 or $.24 per basic and $.23 per diluted share, compared with $4,785,000, or $.48 per basic and $.46 per diluted share, for the six months ended June 30, 2006. Net income was negatively impacted by decreased sales volumes due to lower demand resulting from an industry wide decline in truck orders. Industry analysts have indicated that stricter federal emission standards for 2007 increased demand throughout 2006 for heavy and medium-duty trucks as customers purchased vehicles in advance of the new 2007 emission standards. Demand in 2007 has declined as expected by industry analysts who estimated a twenty to forty percent decrease in new orders for heavy and medium-duty trucks for some portion of 2007 as compared to 2006 demand. Also negatively impacting net income was lower fixed cost absorption. Our manufacturing operations have a significant fixed cost component and the profitability of Core Molding Technologies’ operations will change proportionately more than revenues from operations during periods of changing demand.
Results of Operations
  Three Months Ended June 30, 2007, As Compared To Three Months Ended June 30, 2006
     Net sales for the three months ended June 30, 2007, totaled $38,295,000, representing an approximate 3.1% decrease from the $39,511,000 reported for the three months ended June 30, 2006. Included in total sales are tooling project sales of $13,610,000 and $1,085,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were lower by approximately 35.8% for the three months ended June 30, 2007, as compared to the same period a year ago. The primary reason for this decrease in product sales is lower demand resulting from an industry wide general decline in truck orders due to the new federal emissions standards that went into effect on January 1, 2007.
     Sales to International totaled $19,159,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 amount of $18,006,000. The increase in total sales is due to a $7,762,000 increase in tooling sales resulting from tooling programs completed during the period. Product sales to International decreased by 36.9% for the three months ended June 30, 3007 compared to the three months ending June 30, 2006 due to the industry wide decline in truck orders as noted above.
     Sales to PACCAR totaled $11,784,000 for the three months ended June 30, 2007, as compared to $9,461,000 reported for the three months ended June 30, 2006. The increase in sales to PACCAR was also the result of tooling sales which totaled $5,420,000 for the three months ended June 30, 2007 compared to $709,000 for the three months ended June 30, 2006. Total product sales to PACCAR decreased by 27.3% for the three months ending June 30, 2007 compared to the three months ending June 30, 2006 as a result of the industry wide decline in truck orders as noted above, which was partially offset by new business with PACCAR.
     Sales to other customers for the three months ended June 30, 2007, decreased 39.0% to $7,352,000 compared to $12,043,000 for the three months ended June 30, 2006. This decrease is primarily related to the general decline in orders from other truck manufacturing customers Core Molding Technologies serves, as well as lower sales to an automotive supplier.
     Gross margin was approximately 12.0% of sales for the three months ended June 30, 2007, compared with 19.9% for the three months ended June 30, 2006. The primary reason for the decrease is due to reduced fixed cost absorption, due to lower sales volumes. Our manufacturing operations have significant fixed costs such as depreciation, post retirement healthcare costs, salaried labor, lease expense and energy that do not change proportionately with sales. Also contributing to the reduced gross margin were production inefficiencies and the dilutive effect tooling project revenue has on gross margin. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products. Partially offsetting the decrease in gross margin was lower profit sharing expense due to lower earnings.
     Selling, general and administrative expenses (“SG&A”) totaled $2,787,000 for the three months ended June 30, 2007, decreasing from $3,901,000 for the three months ended June 30, 2006. The primary reasons for this decrease are lower wage and benefit costs as a result of reductions in personnel and lower profit sharing expense due to lower earnings.
     Net interest income totaled $122,000 for the three months ended June 30, 2007, compared to net interest expense of $27,000 for the three months ended June 30, 2006. Interest income increased to $248,000 for the three months ended June 30, 2007 compared to $131,000 for the three months ended June 30, 2006 due to larger investable cash balances. Interest expense was reduced to $126,000 compared to $157,000 for the three months ended June 30, 2006. The decline in interest expense is a result of the reduction in long-term debt due to regularly scheduled payments. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies has entered into, the interest rate is essentially fixed for these two debt instruments.

     Income taxes for the three months ended June 30, 2007, are estimated to be approximately 35% of total earnings before taxes or $674,000. In the three months ended June 30, 2006 income taxes were estimated to be 36% of total earnings before taxes. The decrease in effective rate is due to the effect of increased foreign income which is taxed at a lower rate. Also contributing to the reduced effective rate is a reduction in the Ohio franchise tax which is being phased out over a five year period.
     Net income for the three months ended June 30, 2007, was $1,266,000, or $.12 per basic share and $.12 per diluted share, representing a decrease of $1,237,000 over the net income for the three months ended June 30, 2006, of $2,503,000, or $.25 per basic share and $.24 per diluted share.
Six Months Ended June 30, 2007, As Compared To Six Months Ended June 30, 2006
     Net sales for the six months ended June 30, 2007, totaled $69,524,000, representing an approximate 8.5% decrease from the $76,013,000 reported for the six months ended June 30, 2006. Included in total sales are tooling project sales of $14,188,000 and $2,232,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, was lower by approximately 25.0% for the six months ended June 30, 2007, as compared to June 30, 2006. The primary reason for the decrease in product sales is lower demand resulting from an industry wide general decline in truck orders due to the new federal emissions standards that went into effect on January 1, 2007.
     Sales to International for the six months ended June 30, 2007 were $31,863,000, as compared to the six months ended June 30, 2006 of $36,317,000. Included in total sales is $8,143,000 of tooling sales for the six months ended June 30, 2007 compared to $1,255,000 for the six months ended June 30, 2006. Total product sales to International have decreased by 32.3% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease in product sales to International is due to lower demand resulting from the industry wide decline in truck orders as noted above.
     Sales to PACCAR totaled $19,725,000 for the six months ended June 30, 2007, as compared to $17,290,000 reported for the six months ended June 30, 2006. The increase in sales to PACCAR was the result of tooling sales which totaled $5,515,000 for the six months ended June 30, 2007 compared to $709,000 for the six months ended June 30, 2006. Total product sales to PACCAR decreased by 14.3% for the six months ending June 30, 2007 compared to the six months ending June 30, 2006 as a result of the industry wide decline in truck orders as noted above, which was partially offset by new business with PACCAR.
     Sales to other customers for the six months ended June 30, 2007, decreased approximately 20.0% to $17,936,000 from $22,406,000 for the six months ended June 30, 2006. This decrease is primarily related to the general decline in truck orders from other truck manufacturers Core Molding Technologies serves and reduced sales to an automotive supplier. These decreases were partially offset by increased sales of sheet molding compound (“SMC”) product.
     Gross margin was approximately 13.6% of sales for the six months ended June 30, 2007, compared with 19.3% for the six months ended June 30, 2006. The decrease in gross margin was due to a combination of factors including production inefficiencies and lower fixed cost absorption due to lower product sales volumes. Our manufacturing operations have significant fixed costs such as depreciation, post retirement healthcare costs, salary labor, lease expense and energy that do not change proportionately with sales. Also contributing to the decrease in gross margin was the dilutive effect tooling project revenue has on gross margin. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products. Partially offsetting the decrease in gross margin was lower profit sharing expense due to lower earnings.
     Selling, general and administrative expenses (“SG&A”) totaled $5,879,000 for the six months ended June 30, 2007, decreasing from $7,077,000 for the six months ended June 30, 2006. The primary reasons for this decrease are lower profit sharing expense due to lower earnings, as well as, lower wage and benefit costs related to reductions in personnel.
     Net interest income totaled $230,000 for the six months ended June 30, 2007, compared to net interest expense of $66,000 for the six months ended June 30, 2006. Interest income increased to $493,000 for the six months ended June 30, 2007 compared to $254,000 for the six months ended June 30, 2006 due to larger investable cash balances and higher earnings rates. Interest expense was reduced to $263,000 compared to $320,000 for the six months ended June 30, 2006. The decline in interest expense is a result of the reduction in long-term debt due to regularly scheduled payments. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies has entered into, the interest rate is essentially fixed for these two debt instruments.
     Income taxes for the six months ended June 30, 2007, are estimated to be approximately 35% of total earnings before taxes or $1,303,000. In the six months ended June 30, 2006 income taxes were estimated to be 36% of total earnings before taxes. The decrease in effective rate is due to the effect of increased foreign income which is taxed at a lower rate. Also contributing to the reduced effective rate is a reduction in the Ohio franchise tax which is being phased out over a five year period.
     Net income for the six months ended June 30, 2007, was $2,479,000, or $.24 per basic share and $.23 per diluted share, representing a decrease of $2,306,000 from net income for the six months ended June 30, 2006, of $4,785,000, or $.48 per basic and $.46 per diluted share.
Liquidity and Capital Resources
     Core Molding Technologies’ primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, and acquisitions.
     Cash provided by operating activities for the six months ended June 30, 2007 totaled $2,911,000. Net income contributed $2,479,000 to operating cash flows. Non-cash deductions of depreciation and amortization contributed $1,762,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $1,032,000 is not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Changes in working capital decreased cash provided by operating activities by $2,524,000. Changes in working capital primarily relate to a decrease in accrued and other liabilities due to the payment of amounts accrued in 2006 for profit sharing.
     Cash used in investing activities for the six months ended June 30, 2007 was $1,069,000, primarily representing capital expenditures related to the acquisition of machinery and equipment. Core Molding Technologies anticipates spending an additional $4,427,000 for the remainder of the year for capital projects. These capital projects primarily relate to modifications of facilities and purchases of machinery and equipment to support new programs for existing customers, as well as plans to purchase equipment currently being leased. These capital additions will be funded by existing cash, cash from operations and borrowings on the Company’s line of credit.
     Financing activities reduced cash flow by $484,000. Core Molding Technologies made principal repayments on its bank note payable of $643,000 and its Industrial Revenue Bond of $260,000. Partially offsetting these payments were proceeds of $342,000 from the issuance of common stock from the exercise of 109,256 stock options and the related tax benefit of $112,000.
     At June 30, 2007, Core Molding Technologies had cash on hand of $17,455,000 and an available line of credit of $7,500,000 (“Line of Credit”), with a scheduled maturity of April 30, 2009. At June 30, 2007, Core Molding Technologies had no outstanding borrowings on the Line of Credit. On July 17, 2007, Core Molding Technologies increased the line of credit to $15,000,000. On July 18, 2007, Core Molding Technologies purchased 3,600,000 shares of its common stock from International Truck and Engine for $7.25 per share for a total purchase price of $26,100,000. Core Molding Technologies used $19,000,000 of its cash on hand and borrowed $7,100,000 on the Line of Credit to fund this transaction.
     As of June 30, 2007, Core Molding Technologies was in compliance with its financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2007. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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
Accounts receivable allowances:
     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $226,000 at June 30, 2007 and $262,000 at December 31, 2006. Management also records estimates for customer returns, deductions, discounts offered to customers, and for price adjustments. Should customer returns, deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable by $1,166,000 and $1,426,000 for the estimated amount of customer returns, deductions, discounts and price adjustments as of June 30, 2007 and December 31, 2006, respectfully.
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
Goodwill and Long-Lived Assets:
     Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. Core Molding Technologies has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2007 or the year ended December 31, 2006.
Self-Insurance:
     The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical, dental and vision claims and Columbus, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2007 and December 31, 2006 of $1,041,000 and $1,036,000, respectively.

Post retirement benefits:
     Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2006 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement medical benefits based on actuarially computed estimates of $17,004,000 at June 30, 2007 and $16,107,000 at December 31, 2006.
Revenue Recognition:
     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period. It is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2007 the Company has recorded a net asset related to tooling in progress of $363,000 which represents approximately $8,783,000 of progress tooling billings and $9,146,000 of progress tooling expenses. At December 31, 2006 the Company had recorded a net liability related to tooling in progress of $1,180,000, which represents approximately $15,881,000 of progress tooling billings and $14,701,000 of progress tooling expenses.
Income taxes:
     The Consolidated Balance Sheet at June 30, 2007 and December 31, 2006 includes a deferred tax asset of $8,332,000 and $8,446,000, respectively. Core Molding Technologies performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

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
     Assuming a hypothetical 10% change in short-term interest rates in both the three and six month periods ended June 30, 2007 and 2006, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of the stockholders of Core Molding Technologies held on May 16, 2007, the following issues were voted upon with the indicated results:

A. Election of Directors:	Shares Voted For	Shares Voted Against
Kevin L. Barnett	8,981,258	397,638
Thomas R. Cellitti	8,982,021	396,875
James F. Crowley	9,234,042	144,854
Ralph O. Hellmold	9,210,842	168,054
Malcolm M. Prine	9,210,292	168,604
The above elected directors constitute the full acting Board of Directors for Core Molding Technologies; all terms expire at the 2008 annual meeting of stockholders of the Company.
B. Ratification of Deloitte and Touche, LLP as the independent registered public accounting firm for the year ending December 31, 2007:

Shares Voted For	Shares Against	Shares Abstaining
5,059,825	6,000	4,313,069
Item 5. Other Information
None
Item 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: August 13, 2007	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: August 13, 2007	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar International Transportation Corporation and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)(1)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
3(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

10(a)	Supply and Management Agreement dated as of June 1, 2006 between PACCAR Inc. and Core Molding Technologies, Inc. [2]	Filed Herein

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President and Chief Executive Officer	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Treasurer and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 13, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated August 13, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

1     The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
2     The Supply and Management Agreement, as filed with the SEC at Exhibit 10(a) hereto omits the schedules identified therein. Core Molding Technologies, Inc. will provide any omitted schedule to the SEC upon request. Certain portions of the Supply and Management Agreement have also been omitted intentionally subject to a confidentiality treatment request. A complete version of the Supply and Management Agreement has been filed separately with the SEC.