Form 10-Q
period 2007-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2007-11-09
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐                    No ☑
     As of November 9, 2007 the latest practicable date, 6,727,871 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash	$—	$16,096,223
Accounts receivable (less allowance for doubtful accounts:
September 30, 2007 — $276,000; December 31, 2006 — $262,000)	19,905,696	22,456,177
Inventories:
Finished and work in process goods	2,951,800	2,793,993
Stores	5,154,665	4,598,983

Total inventories	8,106,465	7,392,976

Deferred tax asset	1,469,756	1,529,592
Foreign sales tax receivable	1,029,531	1,032,058
Income tax receivable	—	1,432,324
Tooling in progress	544,489	—
Prepaid expenses and other current assets	802,642	730,109

Total current assets	31,858,579	50,669,459

Property, plant and equipment	59,504,089	56,927,053
Accumulated depreciation	(28,922,660)	(26,389,062)

Property, plant and equipment — net	30,581,429	30,537,991

Deferred tax asset	6,887,064	6,916,348
Goodwill	1,097,433	1,097,433
Customer list / non-compete, net	100,425	138,814
Other assets	95,061	145,668

Total	$70,619,991	$89,505,713

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$1,850,716	$1,815,716
Notes payable line of credit	5,757,035	—
Current portion of postretirement benefits liability	247,000	247,000
Accounts payable	12,562,426	10,735,295
Tooling in progress	—	1,179,684
Accrued liabilities:
Compensation and related benefits	4,193,381	7,111,475
Accrued taxes	664,337	—
Other	1,150,232	2,005,408

Total current liabilities	26,425,127	23,094,578

Long-term debt	6,384,992	7,779,279
Interest rate swap	111,857	35,848
Graduated lease payments	—	41,050
Postretirement benefits liability	17,205,578	15,860,558
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares September 30, 2007 and December 31, 2006-0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,721,871 at September 30, 2007 and 10,204,607 at December 31, 2006	67,218	102,046
Paid-in capital	22,531,765	21,872,723
Retained earnings	27,003,484	23,738,946
Accumulated other comprehensive loss, net of income tax	(2,930,976)	(3,019,315)
Treasury stock	(26,179,054)	—

Total stockholders’ equity	20,492,437	42,694,400

Total	$70,619,991	$89,505,713

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales:
Products	$23,744,611	$38,854,393	$79,080,653	$112,635,012
Tooling	6,175,333	9,223,766	20,363,658	11,456,118

Total Sales	29,919,944	48,078,159	99,444,311	124,091,130

Cost of sales	25,214,124	39,335,068	84,106,093	99,360,624
Postretirement benefits expense	626,753	450,417	1,828,391	1,762,362

Total cost of sales	25,840,877	39,785,485	85,934,484	101,122,986

Gross Margin	4,079,067	8,292,674	13,509,827	22,968,144

Selling, general and administrative expense	2,667,215	3,659,729	8,273,378	10,458,861
Postretirement benefits expense	119,381	85,794	391,963	364,002

Total selling, general and administrative expense	2,786,596	3,745,523	8,665,341	10,822,863

Income before interest and taxes	1,292,471	4,547,151	4,844,486	12,145,281

Interest income	49,103	211,707	542,166	465,885
Interest expense	(228,696)	(176,293)	(491,409)	(496,390)

Income before income taxes	1,112,878	4,582,565	4,895,243	12,114,776

Income tax expense	395,696	1,644,790	1,699,158	4,392,067

Net Income	717,182	$2,937,775	3,196,085	$7,722,709

Net income per common share:
Basic	$0.10	$0.29	$0.34	$0.77

Diluted	$0.09	$0.28	$0.33	$0.74

Weighted average shares outstanding:
Basic	7,441,871	10,083,320	9,339,984	10,067,409

Diluted	7,727,088	10,428,583	9,658,583	10,422,526

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2007	10,204,607	$102,046	$21,872,723	$23,738,946	$(3,019,315)	$—	$42,694,400

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 7)				68,453			68,453

Net income				3,196,085			3,196,085

Common shares issued from exercise of stock options	109,256	1,092	340,640				341,732

Tax benefit from exercise of options			112,217				112,217

Restricted stock issued	8,008	80	56,697				56,777

Share based compensation			149,488				149,488

Amortization of previously unrecognized postretirement plan loss, net of deferred income tax expense of $74,630					128,725		128,725

Hedge accounting effect of the interest rate swaps at September 30, 2007 net of deferred income tax benefit of $25,843					(40,386)		(40,386)

Purchase of treasury stock	(3,600,000)	(36,000)				(26,179,054)	(26,215,054)

Balance at September 30, 2007	6,721,871	$67,218	$22,531,765	$27,003,484	($2,930,976)	($26,179,054)	$20,492,437

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Net income	$3,196,085	$7,722,709

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,622,594	2,020,871
Deferred income taxes	(19,504)	(5,985)
Share based compensation	206,265	284,263
Interest income related to ineffectiveness of swap	9,780	640
(Gain) loss on disposal of assets	(1,039)	10,363
Amortization of gain on sale/leaseback transactions	—	(425,536)
Loss on translation of foreign currency financial statements	7,826	56,156
Change in assets and liabilities:
Accounts receivable	2,550,481	(8,401,342)
Inventories	(713,489)	(478,874)
Prepaid and other assets	(70,005)	35,960
Accounts payable	1,749,603	2,682,513
Accrued and other liabilities	(3,313,544)	3,455,675
Postretirement benefits liability	1,548,375	1,437,750

Net cash provided by operating activities	7,773,428	8,395,163

Cash flows from investing activities:

Purchase of property, plant and equipment	(2,507,335)	(4,909,705)
Proceeds from sale of property and equipment	1,039	5,200

Net cash used in investing activities	(2,506,296)	(4,904,505)

Cash flows from financing activities:

Proceeds from issuance of common stock	341,732	101,447
Tax effect from exercise of stock options	112,217	—
Purchase of treasury stock	(26,215,054)	—
Net borrowing on revolving line of credit	5,757,035	—
Payments of principal on secured note payable	(964,285)	(964,287)
Payment of principal on industrial revenue bond	(395,000)	(365,000)

Net cash used in financing activities	(21,363,355)	(1,227,840)

Net (decrease) increase in cash and cash equivalents	(16,096,223)	2,262,818

Cash and cash equivalents at beginning of period	16,096,223	9,413,994

Cash and cash equivalents at end of period	$—	$11,676,812

Cash paid for:
Interest (net of income and capitalized interest)	$(128,812)	$4,975

Income taxes (net of refunds)	$(412,264)	$3,224,133

See notes to condensed consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2007, and the results of their operations and cash flows for the three and nine months ended September 30, 2007. The “Consolidated Notes to Financial Statements,” which are contained in the 2006 Annual Report to Shareholders, should be read in conjunction with these condensed consolidated financial statements.
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
     The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$717,182	$2,937,775	$3,196,085	$7,722,709

Weighted average common shares outstanding	7,441,871	10,083,320	9,339,984	10,067,409

Plus: dilutive options assumed exercised	593,700	925,450	593,700	925,450
Less: shares assumed repurchased with proceeds from exercise	(324,299)	(581,281)	(304,545)	(571,395)
Plus: dilutive effect of nonvested restricted stock grants	15,816	1,094	29,444	1,062

Weighted average common and potentially issuable common shares outstanding	7,727,088	10,428,583	9,658,583	10,422,526

Basic earnings per common share	$0.10	$0.29	$0.34	$0.77
Diluted earnings per common share	$0.09	$0.28	$0.33	$0.74
     At September 30, 2007 and 2006 there were 33,000 and 55,500 antidilutive options, respectively.

3. Sales Revenue
     Core Molding Technologies currently has two major customers, International Truck & Engine Corporation (“International”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

International product sales	$11,175,119	$19,027,492	$34,894,733	$54,089,321
International tooling sales	36,603	8,833,868	8,179,984	10,088,678

Total International sales	11,211,722	27,861,360	43,074,717	64,177,999

PACCAR product sales	7,318,936	9,425,451	21,529,607	26,007,059
PACCAR tooling sales	6,007,125	322,626	11,521,919	1,031,136

Total PACCAR sales	13,326,061	9,748,077	33,051,526	27,038,195

Other product sales	5,250,556	10,401,449	22,656,313	32,538,632
Other tooling sales	131,605	67,273	661,755	336,304

Total other sales	5,382,161	10,468,722	23,318,068	32,874,936

Total product sales	23,744,611	38,854,392	79,080,653	112,635,012
Total tooling sales	6,175,333	9,223,767	20,363,658	11,456,118

Total sales	$29,919,944	$48,078,159	$99,444,311	$124,091,130

4. Comprehensive Income
          Comprehensive income represents net income plus the results of certain equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$717,182	$2,937,775	$3,196,085	$7,722,709

Amortization of previously unrecognized postretirement plan loss, net of deferred tax expense of $24,877 and $74,630 for the three and nine months ending September 30, 2007.	42,908	—	128,725	—

Hedge accounting effect of interest rate swaps, net of deferred income tax benefit of $38,860 and $25,843 for the three and nine months ending September 30, 2007, and deferred tax benefit of $42,622 and deferred tax expense of $21,018 for the three and nine months ending September 30, 2006, respectively.	(61,309)	(82,098)	(40,386)	41,440

Comprehensive income	$698,781	$2,855,677	$3,284,424	$7,764,149

5. Postretirement Benefits
     The components of expense for all of Core Molding Technologies’ postretirement benefit plans for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Pension expense:
Defined contribution plan contributions	$127,000	$130,000	$354,000	$384,000
Multi-employer plan contributions	103,000	95,000	318,000	305,000

Total pension expense	230,000	225,000	672,000	689,000

Health and life insurance:
Service cost	199,000	25,000	598,000	566,000
Interest cost	249,000	205,000	747,000	647,000
Amortization of net loss	68,000	82,000	203,000	225,000

Net periodic benefit cost	516,000	312,000	1,548,000	1,438,000

Total postretirement benefits expense	$746,000	$537,000	$2,220,000	$2,127,000

     Core Molding Technologies has made approximately $872,000 of post retirement benefit payments through September 30, 2007, of which $521,000 was accrued at December 31, 2006, and expects to make approximately $105,000 of postretirement benefit payments through the remainder of 2007.
6. Debt
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
     Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of its bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount match the payment schedule on the secured note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.

     Line of Credit
     Previously, the Company had available a $7,500,000 variable rate bank revolving line of credit that was scheduled to mature on April 30, 2008. On July 18, 2007 in connection with the repurchase of treasury stock, (see note 9), the Company increased its bank line of credit to $15,000,000. The line of credit bears interest at LIBOR plus two percent. The line of credit is collateralized by all the Company’s assets. At September 30, 2007 there was an outstanding balance of $5,757,035. There was no outstanding balance as of September 30, 2006. The outstanding balance on the line of credit is not due until April 2009; however the Company expects to pay off the balance within the next 12 months and therefore has classified the outstanding balance as a current liability on the Condensed Consolidated Balance Sheet.
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
     The Company recognized a $68,453 increase to retained earnings upon the adoption of FIN 48. This increase is represented by the recognition of state tax benefits of $212,054 and related accrued interest receivable of $15,706. These benefits generate a federal tax liability of $59,833. The Company also recorded a liability for unrecognized tax benefits of $51,775 and $47,699 related to uncertain state and foreign tax positions, respectively and the amounts are recorded in accrued taxes in the Condensed Consolidated Balance Sheet. The unrecognized tax liability at January 1, 2007 of $99,474 was unchanged as of September 30, 2007. There are no federal or state income tax audits in process. During the year ended December 31, 2006, the Company recorded no interest expense or penalties related to unrecognized tax benefit and no interest and penalties were accrued on the consolidated balance sheet at December 31, 2006.
     The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003 due to the expiration of the statute of limitations and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
8. Stock Based Compensation
     The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the shareholders in May 2006. This 2006 Plan replaced the Long Term Equity Incentive Plan (the “Original Plan”) as originally approved by the shareholders in May 1997 and as amended in May 2000. The 2006 Plan allows for grants to directors and key employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2015, or the date the maximum number of available awards under the 2006 Plan have been granted.

Stock Options
     The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2007:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at December 31, 2006	799,956	$3.35
Exercised	(109,256)	3.13
Granted	—	—
Forfeited	(64,000)	3.96

Outstanding at September 30, 2007	626,700	3.32

Exercisable at September 30, 2007	436,490	3.25

The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2007:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
Unvested at December 31, 2006	306,780	$3.54
Granted	—	—
Vested	(56,070)	3.17
Forfeited	(60,500)	4.01

Unvested at September 30, 2007	190,210	3.50

At September 30, 2007, there was $315,282 of total unrecognized compensation cost, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the three and nine months ended September 30, 2007 was $26,786 and $96,773, respectively. Year to date compensation expense is allocated such that $70,375 is included in selling, general and administrative expenses and $26,398 is recorded in cost of sales.
Restricted Stock
     In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key employees in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
     The following summarizes the status of Restricted Stock grants as of September 30, 2007 and changes during the nine months ended September 30, 2007:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2006	22,972	$6.70
Granted	47,498	7.14
Vested	(8,008)	7.09
Forfeited	(4,653)	6.70

Unvested at September 30, 2007	57,809	7.01

     As of September 30, 2007, there was $309,976 of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the three and nine months ended September 30, 2007 was $34,194 and $109,492, respectively.
9. Common Stock
     On July 18, 2007, the Company entered into a stock repurchase agreement with International, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, par value $0.01 per share, from International in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. International continues be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.9% of the shares outstanding after the repurchase. International is also the Company’s largest customer, accounting for approximately 43% of the Company’s 2007 year-to-date sales. The Company used approximately $19 million of existing cash and $7.1 million from its revolving line of credit to fund the repurchase. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which is recorded on the balance sheet in Treasury Stock.
     On July 16, 2007, the Board of Directors approved a Shareholders Rights Plan (the “Plan”) in conjunction with the approval of the repurchase of shares of stock from International. The Plan was implemented to protect the interests of the Company’s stockholders by encouraging potential buyers to negotiate directly with the Board prior to attempting a takeover. Under the Plan, each shareholder will receive a dividend of one right per share of common stock of the Company owned on the record date, July 18, 2007. The rights will not initially be exercisable until, subject to action by the Board of Directors, a person acquires 15% or more of the voting stock without approval of the Board. If the rights become exercisable, all holders except the party triggering the rights shall be entitled to purchase shares of the Company at a discount. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share. In connection with the adoption of the Rights Agreement, on July 18, 2007, the Company filed a Certificate of Designations of Series A Junior Participating Preferred Stock with the Secretary of State of the State of Delaware.
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
     Core Molding Technologies recorded net income through the nine months ended September 30, 2007 of $3,196,000 or $.34 per basic and $.33 per diluted share, compared with $7,723,000, or $.77 per basic and $.74 per diluted share, for the nine months ended September 30, 2006. Net income was negatively impacted by decreased sales volumes due to lower demand resulting from an industry wide decline in truck orders. Stricter federal emission standards for 2007 increased demand throughout 2006 for heavy and medium-duty trucks as customers purchased vehicles in advance of the new 2007 emission standards. Demand in 2007 has declined as anticipated by industry analysts who estimated a twenty to forty percent decrease in new orders for heavy and medium-duty trucks for some portion of 2007 as compared to 2006 demand. Also negatively impacting net income were production inefficiencies and lower fixed cost absorption as a result of lower sales volumes.
Results of Operations
Three Months Ended September 30, 2007, As Compared To Three Months Ended September 30, 2006
     Net sales for the three months ended September 30, 2007, totaled $29,920,000, representing an approximate 38% decrease from the $48,078,000 reported for the three months ended September 30, 2006. Included in total sales are tooling project sales of $6,175,000 and $9,224,000 for the three months ended September 30, 2007 and September 30, 2006, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were lower by approximately 39% for the three months ended September 30, 2007, as compared to the same period a year ago. The primary reason for this decrease in product sales is lower demand resulting from an industry wide general decline in truck orders due to the new federal emissions standards that went into effect on January 1, 2007.
     Sales to International totaled $11,212,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 amount of $27,861,000. The decrease in total sales is related to a decline in both product sales and tooling sales during the period. Product sales to International decreased by 41% for the three months ended September 30, 3007 compared to the three months ending September 30, 2006 due to the industry wide decline in truck orders as noted above. Partially offsetting the impact of the industry wide decline is the successful launch of new programs for International.
     Sales to PACCAR totaled $13,326,000 for the three months ended September 30, 2007, as compared to $9,748,000 reported for the three months ended September 30, 2006. The increase in total sales is due to a $5,684,000 increase in tooling sales totaling $6,007,000 for the three months ended September 30, 2007, compared to $323,000 for the three months ended September 30, 2006. Total product sales to PACCAR decreased by 22% for the three months ending September 30, 2007 compared to the three months ending September 30, 2006. Partially offsetting the impact of the industry wide decline is the successful launch of new programs for PACCAR.
     Sales to other customers for the three months ended September 30, 2007, decreased 49% to $5,382,000 compared to $10,469,000 for the three months ended September 30, 2006. This decrease is primarily related to the general decline in orders from other truck manufacturing customers Core Molding Technologies serves, as well as lower sales to a specific automotive supplier.
     Gross margin was approximately 14% of sales for the three months ended September 30, 2007, compared with 17% for the three months ended September 30, 2006. The decrease in gross margin was due to a combination of factors including production inefficiencies and lower fixed cost absorption due to lower product sales volumes. Our manufacturing operations have significant fixed costs such as salary labor, energy, depreciation, lease expense and post retirement healthcare costs that do not change proportionately with sales. Partially offsetting the decrease in gross margin was lower profit sharing expense due to lower earnings.
     Selling, general and administrative expenses (“SG&A”) totaled $2,787,000 for the three months ended September 30, 2007, decreasing from $3,746,000 for the three months ended September 30, 2006. The primary reasons for this decrease is lower profit sharing expense due to lower earnings, lower wage and benefit costs as a result of reductions in personnel, as well as decreases in insurance premiums. Partially offsetting the decrease were higher professional fees and outside services primarily related to Sarbanes Oxley compliance costs.
     Net interest expense totaled $180,000 for the three months ended September 30, 2007, compared to net interest income of $35,000 for the three months ended September 30, 2006. Interest income decreased to $49,000 for the three months ended September 30, 2007 from $212,000 for the three months ended September 30, 2006 due to cash previously used for investing being used to repurchase Core Molding Technologies stock from International on July 18, 2007. Interest expense increased to $229,000 compared to $176,000 for the three months ended September 30, 2006. The increase in interest expense is primarily a result of new borrowings against the line of credit which was used to finance a portion of the stock repurchase from International. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies has previously entered, the interest rate is essentially fixed for these two debt instruments.
     Income taxes for the three months ended September 30, 2007, are estimated to be approximately 36% of total earnings before taxes or $396,000. In the three months ended September 30, 2006 income taxes were also estimated to be 36% of total earnings before taxes or $1,645,000.
     Net income for the three months ended September 30, 2007, was $717,000 or $.10 per basic share and $.09 per diluted share, representing a decrease of $2,221,000 over the net income for the three months ended September 30, 2006, of $2,938,000, or $.29 per basic share and $.28 per diluted share. Weighted average shares outstanding decreased from 10,083,320 in the third quarter 2006, to 7,441,871 in the same period in 2007 primarily due to the 3,600,000 stock repurchase from International on July 18, 2007.
Nine Months Ended September 30, 2007, As Compared To Nine Months Ended September 30, 2006
     Net sales for the nine months ended September 30, 2007, totaled $99,444,000 representing an approximate 20% decrease from the $124,091,000 reported for the nine months ended September 30, 2006. Included in total sales are tooling project sales of $20,364,000 and $11,456,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature and do not represent a recurring trend. Total product sales, excluding tooling project sales, were lower by approximately 30% for the nine months ended September 30, 2007, as compared to September 30, 2006. The primary reason for the decrease in product sales is lower demand resulting from an industry wide general decline in truck orders due to the new federal emissions standards that went into effect on January 1, 2007.
     Sales to International for the nine months ended September 30, 2007 were $43,075,000, as compared to the nine months ended September 30, 2006 of $64,178,000. Included in total sales is $8,180,000 of tooling sales for the nine months ended September 30, 2007 compared to $10,089,000 for the nine months ended September 30, 2006. Total product sales to International have decreased by 35% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in product sales to International is due to lower demand resulting from the industry wide decline in truck orders as noted above. Partially offsetting the impact of the industry wide decline is the successful launch of new programs for International.
     Sales to PACCAR totaled $33,052,000 for the nine months ended September 30, 2007, as compared to $27,038,000 reported for the nine months ended September 30, 2006. The increase in sales to PACCAR was the result of tooling sales which totaled $11,522,000, for the nine months ended September 30, 2007 compared to $1,031,000 for the nine months ended September 30, 2006. Total product sales to PACCAR decreased by 17% for the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006 as a result of the industry wide decline in truck orders as noted above, which was partially offset by new business with PACCAR.
     Sales to other customers for the nine months ended September 30, 2007, decreased approximately 29% to $23,318,000 from $32,875,000 for the nine months ended September 30, 2006. This decrease is primarily related to the general decline in truck orders from other truck manufacturers Core Molding Technologies serves and reduced sales to a specific automotive supplier. These decreases were partially offset by increased sales of sheet molding compound (“SMC”) product.
     Gross margin was approximately 14% of sales for the nine months ended September 30, 2007, compared with 19% for the nine months ended September 30, 2006. The decrease in gross margin was due to a combination of factors including production inefficiencies and lower fixed cost absorption due to lower product sales volumes. Our manufacturing operations have significant fixed costs such as salary labor, energy, depreciation, lease expense and post retirement healthcare costs that do not change proportionately with sales. Partially offsetting the decrease in gross margin was lower profit sharing expense due to lower earnings.
     Selling, general and administrative expenses (“SG&A”) totaled $8,665,000 for the nine months ended September 30, 2007, decreasing from $10,823,000 for the nine months ended September 30, 2006. The primary reasons for this decrease are lower profit sharing expense due to lower earnings, as well as lower wage and benefit costs related to reductions in personnel. Partially offsetting the decrease were higher professional fees and outside services primarily related to Sarbanes Oxley compliance costs.

     Net interest income totaled $51,000 for the nine months ended September 30, 2007, compared to net interest expense of $31,000 for the nine months ended September 30, 2006. Interest income increased to $542,000 for the nine months ended September 30, 2007 compared to $466,000 for the nine months ended September 30, 2006 due to larger investable cash balances in the first half of 2007. On July 18, 2007, $19,000,000 of cash balances were used to help finance the repurchase of Core Molding Technologies stock from International. Interest expense was reduced to $491,000 compared to $496,000 for the nine months ended September 30, 2006. The decline in interest expense is a result of the reduction in long-term debt due to regularly scheduled payments partially offset by borrowings against the line of credit used to finance a portion of the stock repurchase from International. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have increased; however, due to the interest rate swaps Core Molding Technologies has entered into, the interest rate is essentially fixed for these two debt instruments.
     Income taxes for the nine months ended September 30, 2007, are estimated to be approximately 35% of total earnings before taxes or $1,699,000. In the nine months ended September 30, 2006 income taxes were estimated to be 36% of total earnings before taxes. The decrease in effective rate is due to the effect of increased foreign income which is taxed at a lower rate. Also contributing to the reduced effective rate is a reduction in the Ohio franchise tax which is being phased out over a five year period.
     Net income for the nine months ended September 30, 2007, was $3,196,000 or $.34 per basic share and $.33 per diluted share, representing a decrease of $4,527,000 from net income for the nine months ended September 30, 2006, of $7,723,000, or $.77 per basic and $.74 per diluted share. Weighted average shares outstanding decreased from 10,067,409 in the third quarter 2006, to 9,339,984 in the same period in 2007 primarily due to the International stock repurchase.
Liquidity and Capital Resources
     Core Molding Technologies’ primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, and acquisitions.
     Cash provided by operating activities for the nine months ended September 30, 2007 totaled $7,773,000. Net income contributed $3,196,000 to operating cash flows. Non-cash deductions of depreciation and amortization contributed $2,623,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $1,548,000 is primarily not a current cash obligation, and this item will not be a cash obligation until retirees begin to utilize their retirement medical benefits. Changes in working capital increased cash provided by operating activities by $203,000. Changes in working capital primarily relate to an increase in accounts payable due to payment timing differences.
     Cash used in investing activities for the nine months ended September 30, 2007 was $2,506,000, primarily representing modifications of facilities and purchases of machinery and equipment to support new programs for existing customers, as well as equipment lease buyouts. Core Molding Technologies anticipates spending an additional $872,000 for the remainder of the year for capital projects. These capital projects primarily relate to purchases of machinery and equipment. These capital additions will be funded by cash from operations and borrowings on the Company’s line of credit.
     Financing activities reduced cash by $21,363,000. The primary activity was the buy back of $26,215,000 of Core Molding Technologies stock on July 18, 2007 from International Truck and Engine Corporation. Additionally the Company has made principal repayments on its secured note payable of $964,000 and its industrial revenue bond of $395,000. Partially offsetting these payments were net borrowings on the line of credit of $5,757,000 and proceeds of $342,000 from the issuance of common stock from the exercise of 109,256 stock options and the related tax benefit of $112,000.
     At September 30, 2007, Core Molding Technologies had no cash on hand and a line of credit of $15,000,000, with a scheduled maturity of April 30, 2009. At September 30, 2007, Core Molding Technologies had outstanding borrowings of $5,757,000 on the line of credit.
     As of September 30, 2007, Core Molding Technologies was in compliance with its financial debt covenants for the secured note payable, the line of credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2007. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
Accounts receivable allowances:
     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Core Molding Technologies’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Core Molding Technologies recorded an allowance for doubtful accounts of $276,000 at September 30, 2007 and $262,000 at December 31, 2006. Management also records estimates for customer returns, deductions, discounts offered to customers, and for price adjustments. Should customer returns, deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. Core Molding Technologies has reduced accounts receivable by $1,063,000 and $1,426,000 for the estimated amount of customer returns, deductions, discounts and price adjustments as of September 30, 2007 and December 31, 2006, respectfully.
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
Goodwill and Long-Lived Assets:
     Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists on the basis of estimated fair value of the associated reporting unit. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. Core Molding Technologies has determined there are not any indicators of impairment to goodwill or long-lived assets for the nine months ended September 30, 2007 or the year ended December 31, 2006.
Self-Insurance:
     The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2007 and December 31, 2006 of $1,085,000 and $1,036,000, respectively.
Post retirement benefits:
     Management records an accrual for post retirement medical benefits associated with a plan sponsored by the Company for certain employees at the Columbus, Ohio location. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse affect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2006 Annual Report to Shareholders. Core Molding Technologies recorded a liability for post retirement medical benefits based on actuarially computed estimates of $17,453,000 at September 30, 2007 and $16,107,000 at December 31, 2006.
Revenue Recognition:
     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period. It is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2007 the Company has recorded a net asset related to tooling in progress of $544,000 which represents approximately $5,212,000 of progress tooling billings and $5,756,000 of progress tooling expenses. At December 31, 2006 the Company had recorded a net liability related to tooling in progress of $1,180,000, which represents approximately $15,881,000 of progress tooling billings and $14,701,000 of progress tooling expenses.
Income taxes:
     The Condensed Consolidated Balance Sheet at September 30, 2007 and December 31, 2006 includes a deferred tax asset of $8,357,000 and $8,446,000, respectively. Core Molding Technologies performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

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
     Assuming a hypothetical 10% change in short-term interest rates in both the three and nine month periods ended September 30, 2007 and 2006, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of common stock during the quarter ended September 30, 2007:
Issuer Purchases of Equity Securities (1)

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under The
Fiscal Month/Year	Shares Purchased	Paid per Share	Plans or Programs	Program
July 2007 (07/01/07-07/31/07)	3,600,000	$7.25	—	—
August 2007 (08/01/07-08/31/07)	—	—	—	—
September 2007 (09/01/07-09/30/07)	—	—	—	—

Total	3,600,000	$7.25	—	—

(1)	This table reflects the repurchase of shares of common stock from International, pursuant to the terms of a Stock Repurchase Agreement dated July 18, 2007, by and between the Company and International for a total aggregate purchase price of $26,100,000 in cash. The repurchased shares of common stock represented approximately 35% of the Company’s then outstanding shares.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: November 9, 2007	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: November 9, 2007	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar International Transportation Corporation and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)(1)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

Exhibit No.	Description	Location

3(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3-C to Registration Statement on Form S-4 (Registration No. 333-15809)

4(c)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Form 8-K filed July 19, 2007

10(a)	Second Amendment to Loan Agreement Revolving Variable Rate Cognovit Promissory Note and Security Agreement, dated as of July 17, 2007, between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 19, 2007

10(b)	Stock repurchase agreement dated July 17, 2007 between International Truck and Engine Corporation and Core Molding Technologies Inc.	Filed Herein

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President and Chief Executive Officer	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Treasurer and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 9, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated November 9, 2007, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.