Form 10-K
period 2007-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2008-03-28
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the American Stock Exchange was $43,307,800 as of June 30, 2007, the last business day of registrant’s most recently completed second fiscal quarter. The number of shares of registrant’s Common Stock outstanding as of March 28, 2008 was 6,794,387.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2008 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.
     In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation. On December 31, 1996, RYMAC merged with the Company with the result being that the Company was the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from Navistar in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar. Navistar currently owns 664,000 shares (9.9%) of the outstanding stock of the Company.
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
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft, and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks, or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding of sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a spray-up open molding process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer closed molding process utilizing vacuum infusion to produce reinforced plastic products.
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
     The largest markets for reinforced plastics are transportation (automotive and truck), construction, marine, and industrial applications. The Company currently has four manufacturing facilities producing reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company’s two major customers are Navistar and PACCAR, Inc. (“PACCAR”), which are supplied reinforced plastic products for medium and heavy-duty trucks. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive suppliers, to manufacturers of personal watercraft and other commercial products, and to wholesale distributors and other end users of automotive aftermarket products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products for the automotive and light truck aftermarket, and (5) acquiring an existing business. The Company’s efforts are currently directed towards all five areas.
MAJOR COMPETITORS
     The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, VRIM, and MIT molding processes in the United States. The Company faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Molded Fiber Glass Companies, Continental Structural Plastics/Budd Plastics, Polywheels, Sigma Industries and Premix. The Company believes that the Company is well positioned to compete based primarily on manufacturing capability, product quality, engineering capability, cost, and delivery. However, the industry remains highly competitive and some of the Company’s competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.
MAJOR CUSTOMERS
     The Company currently has two major customers, Navistar and PACCAR. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar or PACCAR would have a material adverse effect on the business of the Company. In the previous year the Company identified Freightliner as a major customer; however, in 2007 Freightliner’s individual sales represented less than ten percent of the Company’s total sales.
     Relationship with Navistar
     In October 2006, the Company entered into a Comprehensive Supply Agreement with Navistar, which renewed the previous supply agreement that would have expired October 31, 2006. Under this Comprehensive Supply Agreement, which runs through October 31, 2011, the Company continues as the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts using the SMC process, as long as the Company remains competitive in cost, quality, and delivery.
     The Company makes products for Navistar’s Chatham (Canada) assembly plant, its Springfield, Ohio assembly plant, its Garland, Texas assembly facility, its bus facilities in Conway, Arkansas and Tulsa, Oklahoma and its Escobedo, Mexico assembly facility. The Company works closely on new product development with Navistar’s engineering and research personnel at Navistar’s Fort Wayne, Indiana Technical Center. Some of the products sold to Navistar include hoods, roofs, air deflectors, air fairings, fenders, splash panels, and other components.
     The North American truck market in which Navistar competes is highly competitive and the demand for heavy and medium duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to Navistar amounted to approximately 44%, 50%, and 51%, of total sales for 2007, 2006, and 2005, respectively.
     Relationship with PACCAR
     As a result of the August 1, 2005, acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., the Company increased its supply relationship with PACCAR. The Company produces roofs, back panels, shrouds, hoods, and other components for PACCAR who uses such products on its heavy and medium-duty trucks.
     In April 2007, the Company entered into a Supply Agreement with PACCAR to supply certain fiberglass reinforced products. The supply agreement will expire on June 30, 2010 unless extended by the parties.
     The Company makes products for PACCAR’s Chillicothe, Ohio, Madison, Tennessee, Denton, Texas, Renton, Washington, St. Therese (Canada), and Mexicali, Mexico assembly facilities. The Company also works closely on new product development with PACCAR’s engineering and research personnel. Some of the products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, and other components.

     The North American truck market in which PACCAR competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to PACCAR amounted to approximately 33%, 22%, and 12% of total sales for 2007, 2006, and 2005, respectively.
OTHER CUSTOMERS
     The Company also produces products for other truck manufacturers, the marine industry, commercial product industries, the automotive aftermarket industries, and various other customers. In 2007, sales to these customers individually were all less than 10% of total annual sales. Sales to these customers amounted to approximately 23%, 28% and 37% of total sales for 2007, 2006 and 2005 respectively.
EXPORT SALES
     The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars, were approximately $18,509,000, $32,098,000, and $25,820,000, for the years ended 2007, 2006, and 2005, respectively. These export sales dollars represent approximately 15%, 20%, and 20%, of total sales for 2007, 2006, and 2005, respectively.
FOREIGN OPERATIONS
     As a result of the Airshield Asset Acquisition, the Company began importing products into the United States, as many products produced in the Company’s Mexican facility are sold to customers in the United States. Import sales, which are denominated in United States dollars, were approximately $18,329,000, $23,897,000 and 18,354,000, for the years ended 2007, 2006 and 2005 respectively. The sales of products imported were approximately 15%, 15%, and 14%, of total sales in 2007, 2006, and 2005, respectively.
     The Company owns long-lived assets totaling $956,000 at December 31, 2007 that are located in its Mexican facility.
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
The Company has the capacity to manufacture approximately 48 million pounds of SMC sheet material annually. The following table shows production of SMC for 2007, 2006, and 2005. The decrease in pounds produced is primarily a result of the reduced sales orders in 2007 as a result of the industry wide general decline in truck orders due to the new federal emission standards that went into effect January 1, 2007.

SMC Pounds
Produced
Year	(Millions)
2007	22

2006	31

2005	31

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
     Compression Molding — Compression molding is a process whereby SMC or GMT is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for higher volume products, which is necessary to justify the customers’ investment in molds.
     The Company currently owns 19 compression-molding presses in its Columbus, Ohio plant, which range in size from 500 to 4,500 tons. The Company also owns nine presses and leases two presses in its Gaffney, South Carolina plant, which range in size from 1,000 to 3,000 tons.
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
     Resin Transfer Molding (“RTM”) — This process employs two molds, typically a core and a cavity, similar to matched die molding. The composite is produced by placing glass mat, chopped strand, or continuous strand fiberglass in the mold cavity in the desired pattern. Parts that would be used for cosmetic purposes in their end use would typically have a gel coat applied to the mold surface. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure, and then it is removed from the mold and trimmed to shape. Fiberglass reinforced products produced from the RTM process exhibit a high quality surface on both sides of the part and excellent part thickness. Multiple insert tooling (“MIT”) technique can be utilized in the RTM process to improve throughput based upon volume requirements.
     Open Molded Products
     The Company produces reinforced plastic products using both the spray-up and hand-lay-up methods of open molding.
     Hand-Lay-Up — This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and removed from the mold. After removal, the part typically undergoes trimming to achieve the net shape desired. Parts that would be cosmetic in their end use would have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface. These fiberglass-reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.
     Spray-Up — This process utilizes the same type of shell mold, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass yarns and resin feed the chopper/spray gun. The resin coated, chopped glass, which is approximately one inch in length, is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold and is then trimmed to the desired shape. Parts that would be used for cosmetic purposes in their end use would typically have a gel coat applied to the mold surface prior to the resin-coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished, or rough interior surface.
The Company currently operates 13 separate spray-up or hand lay up cells in the Matamoros, Mexico facility that are capable of producing fiberglass-reinforced products with and without gel coat surfaces. As a result of the Cincinnati Fiberglass acquisition, the Company also has a chain driven robotic gelcoating and spray up line and a hand spray up cell at the Batavia, Ohio location. Part sizes weigh from a few pounds to well over a hundred pounds with surface quality tailored for the end use application.
Assembly, Machining, and Paint Products
     Many of the products molded by the Company are assembled, machined, and/or prime painted to result in a completed product used by the Company’s end-customers.
     The Company has demonstrated manufacturing flexibility that accepts a range of low volume, hand assembly, and machining work to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining, and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. The Company utilizes paint booths and batch ovens in its facilities when warranted. The Company generally contracts with outside parties when customers require that the Company provide a finish of a top coat of paint.
 RAW MATERIALS
     The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester, vinylester and epoxy resins, fiberglass rovings, and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating, gelcoat, prime paint for preparation of cosmetic surfaces, and hardware (steel components). Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. The Company has experienced price increases for certain of these materials, which has caused suppliers to be reluctant to enter into long-term contracts. Because of this, the Company continues to reevaluate its strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which are being evaluated as the current agreements expire. The Company is regularly evaluating its supplier base for certain supplies, repair items, and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.
 BACKLOG
     The Company relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a “just-in-time” basis. The ordered backlog was approximately $ 9.0 million and $10.8 million at December 31, 2007 and 2006, respectively, all of which the Company expects to ship during the first quarter of the following year.
CAPACITY CONSTRAINTS
     In previous years, the Company has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers’ production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.
     Based on recent and expected 2008 production schedules, the Company has not had and does not foresee difficulty in providing various shift schedules necessary to meet customer requirements.
     See further discussion of machine and facility capacities at Item 2 “Properties” contained elsewhere in this Annual Report on Form 10-K.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
     Capital expenditures totaled approximately $2.7 million, $9.2 million, and $3.0 million for 2007, 2006, and 2005, respectively. Capital expenditures in 2007 consist primarily of the buyout of certain equipment leases in 2007 and purchase of production equipment to manufacture parts as well as storage racks, computers, and office furniture and fixtures. Capital expenditures in 2006 were substantially higher as compared to 2007 due to the expansion of the Columbus Plant as well as the additional equipment leases that were bought out during 2006.
     Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new reinforced plastic products, and improving existing products and manufacturing processes.
     The Company does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that internal costs related to research and development activities approximate $223,000 in 2007, $254,000 in 2006, and $360,000 in 2005.
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
     In June 2003, the Ohio Environmental Protection Agency (“Ohio EPA”) issued Core Molding Technologies’ final Title V Operating Permit for the Columbus, Ohio facility, and in May 2004 the Ohio EPA issued final Title V Operating Permit for the Cincinnati, Ohio facility. In August 2005, the South Carolina Department of Health and Environmental Control issued a final Title V Operating Permit for the Gaffney, South Carolina facility. Since that time, Core Molding Technologies has substantially complied with the requirements of these permits. Core Molding Technologies does not believe that the cost to comply with these permits will have a material effect on its operations, competitive position, or capital expenditures.
 EMPLOYEES
     As of December 31, 2007, the Company employed a total of 942 employees, which consists of 571 employees in its United States operations and 371 employees in its Mexican operations. Of these 942 employees, 266 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 4, 2010, and 311 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2009.
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
SEASONALITY & BUSINESS CYCLE
     The Company’s business is affected annually by the production schedules of its customers. Certain of the Company’s customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company’s third quarter. Certain customers also typically shut down their operations during the last week of December, as well. As a result, demand for the Company’s products drops significantly during the third and fourth quarters. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on a cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company’s products.

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
     Sales to Navistar and PACCAR constituted approximately 44% and 33% respectively, of our 2007 net sales. No other customer accounted for more than 10% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.
     We are a regular supplier to each of these customers, which results in recurring revenues. If we could not maintain our supplier relationship with any of our major customers it could have a material adverse effect on our business, results of operations, or financial condition.
     We are continuing to engage in efforts intended to improve and expand our relations with Navistar and PACCAR as well as provide support for our entire customer base. We have supported our position with customers through direct and active contact through our sales, quality, engineering, and operational personnel. We cannot make any assurances that we will maintain or improve our customer relationships, whether these customers will continue to do business with us as they have in the past or whether we will be able to supply these customers or any of our other customers at current levels.
Our business is affected by the cyclical nature of the industries and markets that we serve.
     The North American heavy and medium duty truck industries are highly cyclical. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers’ inventory levels and production rates. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.
Price increases in raw materials and availability of raw materials could adversely affect our operating results and financial condition.
     Core Molding Technologies purchases resins and fiberglass for use in production as well as steel and other components for product assembly. The prices of resins are affected by the prices of crude oil, natural gas, and benzine as well as processing capacity versus demand and the Company has incurred increases in raw material costs over the past few years. The Company attempts to reduce its exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and when necessary through sales price adjustments to customers. If we are unsuccessful in developing ways to mitigate these raw material increases we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.
Cost reduction and quality improvement initiatives by original equipment manufacturers could have a material adverse effect on our business, results of operations, or financial condition.
     We are primarily a components supplier to the heavy and medium duty truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from suppliers with lower production costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.
We operate in highly competitive markets.
     The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of capability, product quality, cost, and delivery. Some of our competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.
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
If we fail to attract and retain key personnel our business could be harmed.
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
     As of December 31, 2007, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 61% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 4, 2010 and January 16, 2009, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. These collective bargaining agreements expire at various times. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.
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
Our stock price may be adversely affected as a result of shares eligible for future sale by Navistar.
     Navistar received 4,264,000 shares of the Company’s stock in connection with the sale of the Columbus Plastics unit to Core Molding Technologies, Inc. in 1996. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company purchased 3,600,000 of these shares from Navistar. The remaining 664,000 shares of Core Molding Technologies Common Stock which Navistar received and still owns may not be sold in the absence of registration under the Securities Act or an exemption therefrom, including the exemptions contained in Rule 144 under the Securities Act. Core Molding Technologies previously entered into a Registration Rights Agreement with Navistar pursuant to which Navistar and its transferees were granted the right to demand registration of the resale of such shares of Core Molding Technologies Common Stock at any time. Navistar was also granted unlimited piggyback registration rights with respect to these shares under the Registration Rights Agreement. No prediction can be made as to the effect, if any, of future sales of shares of Core Molding Technologies Common Stock by Navistar, if any, on the market price of the Core Molding Technologies Common Stock prevailing from time to time. Sales of substantial amounts of Core Molding Technologies Common Stock by Navistar, or the perception that such sales could occur, could adversely affect prevailing market prices for those securities.
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
     At the Columbus, Ohio and Gaffney, South Carolina facilities the Company measures molding capacity in terms of its twelve large molding presses (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company’s United States production facilities was 50%, 62%, and 62%, in the fourth quarter of 2007, 2006, and 2005, respectively. Capacity utilization decreased in 2007 due to the lower volumes of sales due to the downturn in the industry at both facilities. Capacity utilization is measured on the basis of a five day, three-shifts per day operation.
     The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The approximate 331,558 square feet of available floor space at the Columbus, Ohio plant is comprised of the following which includes an expansion of the manufacturing facility of 7,962 square feet that was completed in 2006:

Approximate
Square Feet
Manufacturing/Warehouse	315,409
Office	16,149

Total	331,558
     The Company acquired the property at 800 Manor Park Drive in 1996 as a result of the Asset Purchase Agreement with Navistar.
     The Gaffney, South Carolina plant, which was opened in early 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 20.7 acres of land. The approximate 110,900 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse	105,700
Office	5,200

Total	110,900
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

Approximate
Square Feet
Manufacturing/Warehouse	103,976
Office	3,764

Total	107,740

     The capacity of production in this facility is not linked directly to equipment capacities, as in the Company’s other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 37%, 62% and 56% in the fourth quarter of 2007, 2006 and 2005, respectively.
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

Approximate
Square Feet
Manufacturing/Warehouse	309,400
Office	3,600

Total	313,000
     The capacity of production in this facility is not linked directly to equipment capacities, as in the Company’s other facilities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 44%, 66%, and 65% in the fourth quarter of 2007, 2006, and 2005, respectively. Capacity utilization for the Matamoros’ operation is measured on the basis of five days, two 9.6 hour shifts per day.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2007.

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

Core Molding Technologies, Inc.		High	Low
Fourth Quarter	2007	$7.71	$6.75
Third Quarter	2007	8.74	6.70
Second Quarter	2007	8.48	6.56
First Quarter	2007	10.35	7.05

Fourth Quarter	2006	$11.22	$6.59
Third Quarter	2006	7.10	5.25
Second Quarter	2006	7.90	5.02
First Quarter	2006	8.99	5.05
     The Company’s common stock was held by 329 holders of record on March 26, 2008.
     The Company made no payments of cash dividends during 2007 and 2006. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.
Equity Compensation Plan Information
     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2007:

	Number of Shares	Weighted
	to be Issued Upon	Average	Number of
	Exercise of	Exercise Price	Shares
	Outstanding	of Outstanding	Remaining
	Options or Vesting	Options or	Available for
	of Restricted	Restricted	Future
Plan Category	Grants	Grants	Issuance
Equity compensation plans approved by stockholders	682,116	$3.66	2,023,730
Equity compensation plans not approved by stockholders (1)	155,650	$3.21	—

(1)	On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Core Molding Technologies Inc., The S&P Smallcap 600 Index
And The S&P Construction & Farm Machinery & Heavy Trucks Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(In thousands,
except per share data)	2007	2006	2005	2004	2003
Operating Data:
Product sales	$101,045	$150,174	$124,910	$103,733	$81,295
Tooling sales	21,667	12,156	5,633	8,112	11,488

Net sales	122,712	162,330	130,543	111,845	92,783
Gross margin	16,968	29,869	23,275	17,113	13,898
Income before interest and taxes	5,569	15,856	10,394	6,572	4,403
Net income	3,726	10,411	6,286	5,135	1,665
Earnings Per Share Data:
Net income per common share:
Basic	.43	1.03	.63	.53	.17
Diluted	.41	1.00	.60	.52	.17
Balance Sheet Data:
Total assets	61,695	89,506	74,221	68,960	56,152
Working capital	6,253	27,575	22,766	13,530	8,544
Long-term debt	5,914	7,779	9,595	11,371	12,999
Stockholders’ equity	21,827	42,694	34,141	26,277	20,854
Return on Equity	17%	24%	18%	20%	8%

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
     Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets, sometimes driven by federal and state regulations(including engine emission regulations), which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; compliance changes to federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
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
     On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing a vacuum infusion process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process.
     Core Molding Technologies recorded net income for 2007 of $3,726,000 or $0.43 per basic and $0.41 per diluted share, compared with $10,411,000 or $1.03 per basic and $1.00 per diluted share, in the year 2006. Net income was negatively impacted by decreased sales volumes due to lower demand resulting from an industry wide decline in truck orders. Stricter federal emission standards for 2007 increased demand throughout 2006 for heavy and medium-duty trucks as customers purchased vehicles in advance of the new 2007 emission standards. Demand in 2007 has declined as anticipated by industry analysts who estimated a twenty to forty percent decrease in new orders for heavy and medium-duty trucks compared to 2006 demand. In addition to the effect of lower sales, net income was negatively impacted by production inefficiencies resulting from new product launches and varying production levels caused by inconsistent customer orders as well as lower fixed cost absorption.
RESULTS OF OPERATIONS
2007 COMPARED WITH 2006
     Net sales for 2007 totaled $122,712,000, an approximate 24% decrease from the $162,330,000 reported for 2006. Included in total sales are tooling project revenues of $21,667,000 for 2007 and $12,156,000 for 2006. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature and do not represent a recurring trend. Tooling project revenues relate to both replacement models and new business awarded to the Company. Total product sales revenue for 2007, excluding tooling project revenue, totaled $101,045,000, an approximate 33% decrease from the $150,174,000 reported for 2006. The primary reason for the decrease in product sales is lower demand resulting from an industry wide general decline in truck orders due to the new federal emissions standards that went into effect on January 1, 2007 and was partially offset by new business awarded to the Company.
     Sales to Navistar in 2007 totaled $53,629,000, an approximate 34% decrease from the 2006 amount of $81,223,000. Included in total sales is $8,323,000 of tooling sales for 2007 compared to $10,206,000 in 2006. Total product sales to Navistar have decreased by 36% for 2007 as compared to 2006. The primary reason for the decrease in product sales is lower demand resulting from an industry wide general decline in truck orders as noted above, and was partially offset by new business with Navistar.
     Sales to PACCAR in 2007 totaled $40,331,000, an approximate 11% increase from 2006 sales amount of $36,222,000. Included in total sales is $12,518,000 of tooling sales for 2007 compared to $1,232,000 in 2006. Total product sales to PACCAR have decreased by 21% for 2007 as compared to 2006. The primary reason for the decrease in sales to PACCAR is a result of the industry wide decline in truck orders as noted above, which was partially offset by new business with PACCAR.
     Sales to other customers decreased by approximately 36% to $28,751,000 in 2007 from $44,885,000 in 2006. This decrease is primarily related to the general decline in truck orders from other truck manufacturers Core Molding Technologies serves and reduced sales to an automotive supplier.
     Gross margin was approximately 14% of sales in 2007 compared to 18% of sales in 2006. The decrease in gross margin was due to a combination of factors including production inefficiencies resulting from new product launches and varying production levels caused by inconsistent customer orders. Also contributing to the decrease in gross margin was lower fixed cost absorption due to lower product sales volumes. Our manufacturing operations have significant fixed costs such as labor, energy, depreciation, lease expense and post retirement healthcare costs that do not change proportionately with sales. Partially offsetting the decrease in gross margin was lower profit sharing expense due to lower earnings.
     Selling, general, and administrative expenses (“SG&A”) totaled $11,399,000 in 2007, decreasing from $14,013,000 incurred in 2006. The primary reasons for this decrease are lower profit sharing expense due to lower earnings, lower wage and benefit costs related to reductions in personnel, as well as lower professional fees, outside services and insurance costs.
     Interest income decreased to $542,000 in 2007 compared to $645,000 in 2006. This change is primarily due to the repurchase of 3.6 million shares of stock from Navistar. On July 18, 2007, $19,000,000 of cash balances were used to partially finance this repurchase, resulting in lower interest income. Interest expense increased to $717,000 in 2007 compared to $488,000 in 2006. The increase in interest expense is related to borrowings of $7,100,000 against the line of credit that was used to finance the remaining portion of the stock repurchase from Navistar. Partially offsetting higher interest expense from the share repurchase was a reduction in interest associated with reductions of long term debt due to regularly scheduled payments. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have increased; however, due to the interest rate swaps previously entered into by Core Molding Technologies, the interest rate is essentially fixed for these two debt instruments.
     Income tax expense for 2007 was approximately 31% of total income before taxes compared to approximately 35% in 2006. The decrease is primarily due to the Company qualifying for certain manufacturing production activity deductions for its U.S. manufacturing facilities under Section 199 of the Internal Revenue Code as well as state and local tax refunds received. Section 199 deductions as a percentage of income are ratably higher in 2007 compared to 2006.

     Net income for 2007 was $3,726,000 or $.43 per basic share and $.41 per diluted share, representing a decrease of $6,685,000 from the 2006 net income of $10,411,000 or $1.03 per basic share and $1.00 per diluted share.
2006 COMPARED WITH 2005
     Net sales for 2006 totaled $162,330,000, an approximate 24% increase from the $130,543,000 reported for 2005. Included in total sales are tooling project revenues of $12,156,000 for 2006 and $5,633,000 for 2005. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature and do not represent a recurring trend. Total product sales revenue for 2006, excluding tooling project revenue, totaled $150,174,000, an approximate 20% increase from the $124,909,000 reported for 2005. The primary reason for this increase was due to the full year effect of the Batavia, Ohio facility which was acquired in August of 2005, customers purchasing vehicles in advance of the new 2007 emission standard and the positive impact general economic conditions had on the demand for medium and heavy-duty trucks.
     Sales to Navistar totaled $81,223,000, an approximate 22% increase from the 2005 amount of $66,382,000. Included in total sales is $10,206,000 of tooling sales for 2006 compared to $4,991,000 in 2005. Total product sales to Navistar have increased by 16% for 2006 as compared to 2005. The primary reason for the increase was due to customers purchasing vehicles in advance of the new 2007 emission standard and the positive impact general economic conditions have had, as referenced above, as well as the recognition of tooling revenue.
     Sales to PACCAR in 2006 totaled $36,222,000, a significant increase from 2005 sales amount of $15,512,000. Included in total sales is $1,232,000 of tooling sales for 2006 compared to $65,000 in 2005. Total product sales to PACCAR have increased by 127% for 2006 as compared to 2005. The primary reason for the increase in sales to PACCAR is due to the full year effect of the Batavia, Ohio facility which was acquired August of 2005, customers purchasing vehicles in advance of the new 2007 emission standard, and the positive impact general economic conditions have had, as referenced above.
     Sales to other customers decreased by approximately 8% to $44,885,000 in 2006 from $48,649,000 in 2005. The decrease in sales was primarily due to the decrease in sales to Yamaha due to their decision during the third quarter of 2005 to diversify their supplier base.
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
     Interest income increased to $645,000 in 2006 compared to $226,000 in 2005 due to increases in cash balances and the increase in the interest rate earned on those cash balances. Interest expense decreased to $488,000 in 2006 compared to $751,000 in 2005. Contributing to the reduction of net interest expense was capitalized interest in 2006 of approximately $125,000 relating to the Columbus plant expansion, as well as a reduction in debt from regularly scheduled principal payments. There was no capitalized interest recorded in 2005. Interest rates experienced by Core Molding Technologies with respect to its long-term borrowing facilities were favorable; however, due to the interest rate swaps Core Molding Technologies entered into, the interest rate is essentially fixed for these debt instruments.
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
     Cash provided by operating activities totaled $11,948,000. Net income contributed $3,726,000 to operating cash flow. Non-cash deductions of depreciation and amortization contributed $3,410,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $1,816,000 is not a current cash obligation, and this item will not be a significant cash obligation until more retirees begin to utilize their retirement medical benefits. Changes in working capital increased cash provided by operating activities by $2,560,000. Changes in working capital primarily relate to collection of accounts receivable partially being offset by reductions in accounts payable and accrued liabilities due to payment timing differences.
     Cash used for investing activities was $2,740,000 for the year ended December 31, 2007. Capital expenditures totaled $2,743,000, which was primarily related to equipment lease buyouts and the acquisition of machinery and equipment at production facilities. At December 31, 2007, commitments for capital expenditures in progress were $486,000. Capital expenditures for 2008 are anticipated to be $2,268,000, primarily related to the acquisition of machinery and equipment.
     Financing activities reduced cash flow by $25,305,000. The primary financing activity was cash payments of $26,215,000 for the repurchase of Core Molding Technologies stock and related expenses on July 18, 2007 from Navistar. Additionally the Company has made principal repayments on its secured note payable of $1,286,000 and its industrial revenue bond of $530,000. Partially offsetting these payments were net borrowings on the line of credit of $2,252,000 and proceeds of $358,000 from the issuance of common stock from the exercise of 115,256 stock options and the related tax benefit of $116,000.
     At December 31, 2007, the Company had no cash on hand and an available line of credit of $15,000,000 (“Line of Credit”), which is scheduled to mature on April 30, 2009. At December 31, 2007, Core Molding Technologies had outstanding borrowings on the Line of Credit of $2,252,000. Management expects these resources to be adequate to meet Core Molding Technologies’ liquidity needs.
     As of December 31, 2007, the Company was in compliance with its two financial debt covenants for the Line of Credit and letter of credit securing the Industrial Revenue Bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2008. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET TRANSACTIONS
     The Company has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the United States Securities and Exchange Commission (“SEC”). A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on the Company’s balance sheet under accounting principles generally accepted in the United States. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
     The following table provides aggregated information about contractual obligations and other long-term liabilities as of December 31, 2007.

	2008	2009 - 2010	2011 - 2012	2013 and after	Total
Debt	$1,866,000	$3,866,000	$1,627,000	$420,000	$7,779,000
Line of credit	2,252,000	—	—	—	2,252,000
Interest	365,000	419,000	115,000	4,000	903,000
Operating lease obligations	604,000	941,000	11,000	—	1,556,000
Contractual commitments for capital expenditures	486,000	—	—	—	486,000
Postretirement benefits	489,000	934,000	1,396,000	13,623,000	16,442,000
Unrecognized tax benefit	24,000	—	—	—	24,000

Total	$6,086,000	$6,160,000	$3,149,000	$14,047,000	$29,442,000
     Interest is calculated based on adjusting the variable interest rate to the effective interest rate due to the swap agreements in place for both long-term borrowings. As of December 31, 2007, the Company had no off-balance sheet arrangements.

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
Accounts Receivable Allowances
     Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $334,000 at December 31, 2007 and $262,000 at December 31, 2006. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $1,576,000 at December 31, 2007 and $1,426,000 at December 31, 2006.
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
Goodwill and Long-Lived Assets
     Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31st. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2007 and 2006.
Self-Insurance
     The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2007, and 2006 of $1,141,000 and $1,036,000, respectively.
Post Retirement Benefits
     Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $16,442,000 at December 31, 2007, and $16,107,000 at December 31, 2006.
Revenue Recognition
     Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet.
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
     An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its two largest customers (Navistar and PACCAR), and the Company’s recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $7,799,000.
     The deferred tax asset of $7,799,000 at December 31, 2007 primarily includes temporary differences relating to post-retirement and pension benefits of $5,842,000 and temporary differences between the book and tax basis of the Company’s property and equipment of approximately $425,000.
INFLATION
     Inflation generally affects the Company by increasing the cost of labor, equipment, and raw materials. Due to the cost of crude oil and natural gas, raw material prices have increased and may continue to rise in 2008. These increases could have a significant impact on the future results of operations.
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
     In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Management is currently evaluating the impact of the provisions of SFAS No. 141R on the consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date provision of SFAS 157. As a result of the issuance of FSP FAS 157-2, the provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

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
     Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate at 5.75%; (4) foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
     Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
     Assuming a hypothetical 10% change in short-term interest rates in both 2007 and 2006, interest expense would not change significantly for 2006, as the interest rate swap agreements would generally offset the impact and there was no balance on the revolving line of credit. In 2007, to support the purchase of treasury stock, Core Molding Technologies’ utilized the revolving line of credit which has a balance of $2,252,000 at December 31, 2007. The interest rate is impacted by LIBOR. A hypothetical 10% change in short-term interest rates in 2007 could impact the interest paid by the company, however, it would not have a material effect on earnings before tax.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core Molding Technologies, Inc.
Columbus, Ohio
     We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for share-based compensation; in addition, as discussed in Note 11, the Company changed the manner in which it records the funded status of its postretirement health and life insurance benefits plans, effective December 31, 2006.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
March 28, 2008

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
Net sales:
Products	$101,045,056	$150,173,598	$124,909,485
Tooling	21,666,831	12,156,392	5,633,379

Total sales	122,711,887	162,329,990	130,542,864

Cost of sales	103,350,263	130,093,453	105,054,151
Postretirement benefits expense	2,393,642	2,367,602	2,213,622

Total cost of sales	105,743,905	132,461,055	107,267,773

Gross margin	16,967,982	29,868,935	23,275,091

Selling, general, and administrative expense	10,856,539	13,488,297	12,353,191
Postretirement benefits expense	542,221	524,889	528,147

Total selling, general, and administrative expense	11,398,760	14,013,186	12,881,338

Income before interest and income taxes	5,569,222	15,855,749	10,393,753

Interest income	542,167	645,120	226,202

Interest expense	(717,162)	(488,310)	(750,763)

Income before income taxes	5,394,227	16,012,559	9,869,192

Income taxes:
Current	1,540,421	3,956,972	828,012
Deferred	127,333	1,644,940	2,755,124

Total income taxes	1,667,754	5,601,912	3,583,136

Net income	$3,726,473	$10,410,647	$6,286,056

Net income per common share:
Basic	$.43	$1.03	$0.63

Diluted	$.41	$1.00	$0.60

Weighted average common shares outstanding:
Basic	8,686,905	10,078,800	9,913,209

Diluted	9,004,429	10,387,122	10,412,774

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash	$—	$16,096,223
Accounts receivable (less allowance for doubtful accounts:
2007 - $334,000 and 2006 - $262,000)	12,469,502	22,456,177
Inventories:
Finished and work in process goods	3,333,119	2,793,993
Stores	5,011,291	4,598,983

Total inventories	8,344,410	7,392,976

Deferred tax asset	1,625,781	1,529,592
Foreign sales tax receivable	959,767	1,032,058
Income tax receivable	—	1,432,324
Prepaid expenses and other current assets	632,329	730,109

Total current assets	24,031,789	50,669,459

Property, plant, and equipment	59,906,910	56,927,053
Accumulated depreciation	(29,691,245)	(26,389,062)

Property, plant, and equipment — net	30,215,665	30,537,991

Deferred tax asset	6,173,514	6,916,348
Goodwill	1,097,433	1,097,433
Customer list/ Non-compete	87,629	138,814
Other assets	89,168	145,668

Total	$61,695,198	$89,505,713

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$1,865,716	$1,815,716
Notes payable line of credit	2,251,863	—
Accounts payable	8,537,895	10,735,295
Tooling in progress	102,419	1,179,684
Current portion graduated lease payments	—	70,373
Current portion of postretirement benefit liability	489,000	247,000
Accrued liabilities:
Compensation and related benefits	3,350,867	7,111,475
Interest payable	89,721	76,373
Taxes	23,221	—
Other	1,067,792	1,858,662

Total current liabilities	17,778,494	23,094,578

Long-term debt	5,913,563	7,779,279
Interest rate swaps	223,566	35,848
Graduated lease payments	—	41,050
Postretirement benefits liability	15,952,891	15,860,558

Total Liabilities	39,868,514	46,811,313

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; outstanding shares: 2007 and 2006 - 0	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 2007 - 6,727,871 and 2006 - 10,204,607	67,279	102,046
Paid-in capital	22,614,127	21,872,723
Accumulated other comprehensive loss, net of income tax effect	(2,209,540)	(3,019,315)
Treasury stock	(26,179,054)	—
Retained earnings	27,533,872	23,738,946

Total stockholders’ equity	21,826,684	42,694,400

Total	$61,695,198	$89,505,713

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2007, 2006, and 2005

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2005	9,780,067	$97,801	$19,451,378	$7,042,243	$(314,536)	$—	$26,276,886

Net Income				6,286,056			6,286,056
Hedge accounting effect of the interest rate swap, net of deferred income tax expense of $125,794					255,645		255,645

Comprehensive income							6,541,701

Common shares issued from exercise of stock options	261,400	2,614	805,747				808,361
Tax effect from exercise of stock options			513,819				513,819

Balance at December 31, 2005	10,041,467	100,415	20,770,944	13,328,299	(58,891)	—	34,140,767

Net Income				10,410,647			10,410,647
Hedge accounting effect of the interest rate swap, net of deferred income tax expense of $25,541					39,576		39,576

Comprehensive income							10,450,223

Common shares issued from exercise of stock options	152,270	1,522	483,495				485,017
Tax effect from exercise of stock options			279,505				279,505
Restricted stock issued	10,870	109	89,821				89,930
Share-based compensation			248,958				248,958
Adoption of SFAS 158, net of deferred income tax benefit of $1,740,000					(3,000,000)		(3,000,000)

Balance at December 31, 2006	10,204,607	102,046	21,872,723	23,738,946	(3,019,315)	—	42,694,400

Net Income				3,726,473			3,726,473
Hedge accounting effect of the interest rate swap, net of deferred income tax benefit of $63,824					(89,230)		(89,230)
Deferral of unrecognized net gain, net of tax expense of $485,096					730,005		730,005
Amortization of unrecognized net loss, net of tax expense of $98,041					169,000		169,000

Comprehensive income							4,536,248

Common shares issued from exercise of stock options	115,256	1,153	357,071				358,224
Tax effect from exercise of stock options			116,139				116,139
Restricted stock issued	8,008	80	56,705				56,785
Share-based compensation			211,489				211,489
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - Note 10)				68,453			68,453
Purchase of Treasury stock	(3,600,000)	(36,000)				(26,179,054)	(26,215,054)

Balance at December 31, 2007	6,727,871	$67,279	$22,614,127	$27,533,872	$(2,209,540)	$(26,179,054)	$21,826,684

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$3,726,473	$10,410,647	$6,286,056

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,409,867	2,715,517	2,255,702
Deferred income taxes	127,332	1,644,804	2,755,124
Interest expense (income) related to ineffectiveness of swap	34,664	(3,401)	7,746
Loss (Gain) on disposal of assets	(3,116)	49,049	14,701
Share-based compensation	268,274	338,888	—
Amortization of gain on sale/leaseback transactions	—	(648,054)	(453,554)
Loss (Gain) on translation of foreign currency financial statements	7,826	27,814	(19,506)
Change in operating assets and liabilities (net of effects from acquisition in 2005):
Accounts receivable	9,986,675	(176,589)	(3,112,488)
Inventories	(951,434)	(97,955)	(81,663)
Prepaid expenses and other assets	170,072	(57,507)	568,315
Accounts payable	(2,442,408)	169,719	(2,697,636)
Accrued and other liabilities	(4,202,820)	935,226	794,198
Postretirement benefits liability	1,816,475	1,601,014	1,731,770

Net cash provided by operating activities	11,947,880	16,909,172	8,048,765

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,742,675)	(9,226,312)	(3,044,643)
Proceeds from sale of property and equipment	3,116	10,563	65,000
Acquisition of Cincinnati Fiberglass, Inc.	—	—	(688,077)
Proceeds from maturities on mortgage-backed security investment	—	—	88,239

Net cash used in investing activities	(2,739,559)	(9,215,749)	(3,579,481)

Cash flows from financing activities:
Proceeds from issuance of common stock	358,224	485,017	808,361
Net borrowing on revolving Line of Credit	2,251,863	—	—
Tax effect from exercise of stock options	116,139	279,505	513,819
Payment of principal on bank note	(1,285,716)	(1,285,716)	(1,285,716)
Payment of principal on industrial revenue bond	(530,000)	(490,000)	(450,000)
Payments related to purchase of Treasury Stock	(26,215,054)	—	—

Net cash used in financing activities	(25,304,544)	(1,011,194)	(413,536)

Net increase (decrease) in cash and cash equivalents	(16,096,223)	6,682,229	4,055,748

Cash and cash equivalents at beginning of year	16,096,223	9,413,994	5,358,246

Cash and cash equivalents at end of year	$—	$16,096,223	$9,413,994

Cash paid during the year for:
Interest	$627,873	$578,300	$668,709

Income taxes (net of tax refunds)	$19,912	$5,054,371	$526,918

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business Formation and Nature of Operations
     Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility, which was acquired in August 2005 (see Note 4), produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing the vacuum infusion process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry as a result of its September 2004 acquisition of certain assets of Keystone Restyling Products, Inc.
     The Company operates in one business segment as a compounder of sheet molding composites (“SMC”) and molder of fiberglass reinforced plastics. The Company produces and sells both SMC compound and molded products for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarket, personal watercraft, and other commercial products.
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
     Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2007 the Company has recorded a net liability related to tooling in progress of $102,000, which represents approximately $4,738,000 of progress tooling billings and $4,636,000 of progress tooling expenses. At December 31, 2006 the Company had recorded a net liability related to tooling in progress of $1,180,000, which represents approximately $15,881,000 of progress tooling billings and $14,701,000 of progress tooling expenses.
     Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. At December 31, 2007 the Company had no cash on hand and book overdrafts in the amount of $2,945,000 which are recorded in accounts payable on the Consolidated Balance Sheet.
     Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $334,000 at December 31, 2007 and $262,000 at December 31, 2006. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $1,576,000 at December 31, 2007 and $1,426,000 at December 31, 2006. There have been no material changes in the methodology of these calculations.
     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. The Company has recorded an allowance for slow moving and obsolete inventory of $294,000 at December 31, 2007 and $341,000 at December 31, 2006.

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
     Depreciation expense was $3,302,000, $2,613,000, and $2,158,000 for 2007, 2006, and 2005, respectively. In 2007, approximately $18,000 of interest cost was capitalized in property, plant, and equipment. In 2006 approximately $125,000 of interest cost was capitalized. No interest costs were capitalized in 2005.
     Long-Lived Assets – Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2007, 2006, and 2005, there was no impairment of the Company’s long-lived assets.
     Self-insurance – The Company is self-insured with respect to its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2007, and 2006 of $1,141,000 and $1,036,000, respectively.
     Fair Value of Financial Instruments – The Company’s financial instruments consist of long-term debt, an interest rate swap, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
     Concentration of Credit Risk – The Company has significant transactions with two major customers (see Note 3), which together comprised 77%, 72%, and 63% of total sales in 2007, 2006, and 2005, respectively and 64% and 68% of the accounts receivable balances at December 31, 2007 and 2006, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company’s expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers’ manufacturing and service locations totaled 15%, 20%, and 20% of total sales for 2007, 2006, and 2005, respectively.
     Earnings Per Common Share – Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     The computation of basic and diluted earnings per common share is as follows:

	Years Ended December 31,
	2007	2006	2005
Net income	$3,726,473	$10,410,647	$6,286,056

Weighted average common shares outstanding	8,686,905	10,078,800	9,913,209
Plus: dilutive options assumed exercised	587,700	748,956	1,027,700
Plus: weighted average non-vested restricted stock	33,532	15,616	—
Less: shares assumed repurchased with proceeds from exercise	303,708	456,250	528,135

Weighted average common and potentially issuable common shares outstanding	9,004,429	10,387,122	10,412,774

Basic earnings per common share	$.43	$1.03	$0.63
Diluted earnings per common share	$.41	$1.00	$0.60
     33,000 shares at December 31, 2007, 51,000 shares at December 31, 2006, and 5,000 shares at December 31, 2005 were not included in diluted earnings per share as they were anti-dilutive.
     Research and Development – Research and development costs, which are expensed as incurred, totaled approximately $223,000 in 2007, $254,000 in 2006, and $360,000 in 2005.
     Deferred Gain – Deferred gains resulted from sales leaseback transactions that occurred in 1997 and 1998 and were being amortized over the lease period.
     Recent Accounting Pronouncements – In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and will become effective for the Company on January 1, 2007. For benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of the adoption of FIN 48 is discussed in Note 10.
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
     In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures.  This Statement is effective for

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited.  Management is currently evaluating the impact of the provisions of SFAS No. 141R on the consolidated financial statements.
   In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date provision of SFAS 157. As a result of the issuance of FSP FAS 157-2, the provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements
     Foreign Currency Adjustments – In conjunction with the Company’s acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction (gains) losses included in Selling General and Administration totaled $5,975 in 2007, ($17,219) in 2006, and $90,131 in 2005.
3. Major Customers
     The Company currently has two major customers, Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation, and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar, or PACCAR would have a material adverse effect on the business of the Company. In previous years the Company identified Freightliner, LLC (“Freightliner”) as a major customer; however, in 2007 Freightliner’s individual sales were less than ten percent of total sales.
The following table presents net sales for the above-mentioned customers for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Navistar product sales	$45,306,691	$71,016,465	61,391,320
Navistar tooling sales	8,322,599	10,206,378	4,990,603

Total Navistar sales	53,629,290	81,222,843	66,381,923

PACCAR product sales	27,813,324	34,990,325	15,446,600
PACCAR tooling sales	12,518,169	1,232,015	65,484

Total PACCAR sales	40,331,493	36,222,340	15,512,084

Other product sales	27,925,041	44,166,808	48,071,565
Other tooling sales	826,063	717,999	577,292

Total other sales	28,751,104	44,884,807	48,648,857

Total product sales	101,045,056	150,173,598	124,909,485
Total tooling sales	21,666,831	12,156,392	5,633,379

Total sales	$122,711,887	$162,329,990	$130,542,864

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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     The acquisition was recorded using the purchase method of accounting and, accordingly, the operating results of the Batavia facility have been included with those of the Company subsequent to August 3, 2005.
     The following table presents the allocation of the purchase price:

Inventories	$668,862
Property and Equipment	95,000
Non-compete agreement	5,000
Tooling accounts receivable	36,265

Total assets purchased	805,127

Accrued vacation assumed	(117,050)

Net purchase price	$688,077

5. Foreign Operations
     In conjunction with the Company’s acquisition of assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $18,800,000 in 2007, $28,737,000 in 2006, and $25,005,000 in 2005. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 41% of sales in 2007, 33% of sales in 2006, and 31% of sales in 2005. The Company owns long-lived assets that are geographically located at the Mexican operation, which have a net book value of $956,000 at December 31, 2007. The Company’s manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, the Company’s Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.
6. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following at December 31:

	2007	2006
Land and land improvements	$2,311,507	$2,311,507
Buildings	20,257,248	20,140,860
Machinery and equipment	36,062,831	32,360,557
Tools, dies, and patterns	765,268	733,160
Additions in progress	510,056	1,380,969

Total	59,906,910	56,927,053
Less accumulated depreciation	(29,691,245)	(26,389,062)

Property, plant, and equipment – net	$30,215,665	$30,537,991

     Additions in progress at December 31, 2007 and 2006 primarily relate to the purchase and installation of equipment at the Company’s operating facilities. At December 31, 2007 and 2006, commitments for capital expenditures in progress were $486,000 and $682,000, respectively.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
7. Debt and Leases

	December, 31
	2007	2006
Revolving line of credit, collateralized by all the Company’s assets.	$2,251,863	$—

Note Payable to bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through December 2010, collateralized by a security interest in all the Company’s assets.	3,964,279	5,249,995

Industrial Revenue Bond, interest adjustable weekly (2007 average 3.78%; 2006 average 3.60%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a bank letter of credit with a balance of $3,930,000 as of December 31, 2007.	3,815,000	4,345,000

Total	10,031,142	9,594,995
Less current portion	(4,117,579)	(1,815,716)

Long-term debt	$5,913,563	$7,779,279

     Note Payable – Bank
     On December 30, 2003, the Company borrowed $9,000,000 in the form of a note payable collateralized by the Company’s assets. The note payable bears interest at a variable rate of LIBOR plus 200 basis points or the prime rate and this rate was 7.23% at December 31, 2007.
     Industrial Revenue Bond
     In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond (“IRB”). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.
     As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $3,930,000 as of December 31, 2007. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank’s prime rate and are secured by a lien and security interest in all of the Company’s assets. The letter of credit expires in April 2010, and the Company intends to extend the letter of credit each year as required by the IRB.
     Revolving Line of Credit
     At December 31, 2007, the Company had available a $15,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2009. The line of credit bears interest at LIBOR plus 200 basis points or at the prime rate. The line of credit is collateralized by all the Company’s assets. At December 31, 2007 there was a balance of $2,252,000 on the bank revolving line of credit. There was no outstanding balance on the bank revolving line of credit at December 31, 2006. The outstanding balance on the line of credit is not due until April 2009; however the Company anticipates paying off the balance within the next 12 months and therefore has classified the outstanding balance as a current liability on the Consolidated Balance Sheets.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     Annual maturities of long-term debt are as follows:

2008	$4,118,000
2009	1,906,000
2010	1,960,000
2011	837,000
2012	790,000
Thereafter	420,000

Total	$10,031,000

     Interest Rate Swaps
     In conjunction with its variable rate Industrial Revenue Bond, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond. In all periods presented this cash flow hedge was highly effective; any ineffectiveness was recorded to interest expense. None of the changes in the fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
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
     Interest expense includes $28,000 of income in 2007, $26,000 of income in 2006, and $162,000 of expense in 2005 for settlements related to the swaps.
     Bank Covenants
     The Company is subject to formal debt covenants related to minimum fixed charge coverage and total funded obligations debt ratios. As of December 31, 2007, the Company was in compliance with these covenants.
     Leases
     The Company leases a portion of its manufacturing facilities, manufacturing equipment and a warehouse facility under operating lease agreements. During 2007 the Company purchased machinery and equipment amounting to $1,169,000 by exercising an early buyout option and as a result a gain of $49,000 was recognized from the reversal of a graduated lease payment liability.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     Total rental expense was $2,611,000, $3,892,000, and $4,195,000 for 2007, 2006, and 2005, respectively. The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

2008	$604,000
2009	603,000
2010	338,000
2011	11,000

Total minimum lease payments	$1,556,000

8. Equity
Treasury Stock
     On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. Navistar continues to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.9% of the shares outstanding after the repurchase. Navistar is also the Company’s largest customer, accounting for approximately 44% of the Company’s 2007 sales. The Company used approximately $19 million of existing cash and $7.1 million from its revolving line of credit to fund the repurchase. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which are recorded as part of the cost of its treasury stock.
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
Restrictions on Transfer
     On July 16, 2007, the Board of Directors approved a Shareholders Rights Plan (the “Plan”) in conjunction with the approval of the repurchase of shares of stock from Navistar. The Plan was implemented to protect the interests of the Company’s stockholders by encouraging potential buyers to negotiate directly with the Board prior to attempting a takeover. Under the Plan, each shareholder will receive a dividend of one right per share of common stock of the Company owned on the record date, July 18, 2007. The rights will not initially be exercisable until, subject to action by the Board of Directors, a person acquires 15% or more of the voting stock without approval of the Board. If the rights become exercisable, all holders except the party triggering the rights shall be entitled to purchase shares of the Company at a discount. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share. In connection with the adoption of the Rights Agreement, on July 18, 2007, the Company filed a Certificate of Designations of Series A Junior Participating Preferred Stock with the Secretary of State of the State of Delaware.
     The Company’s Certificate of Incorporation contains a provision (the “Prohibited Transfer Provision”) designed to help assure the continued availability of the Company’s previous substantial net operating loss and capital loss carryforwards (see Note 10) by seeking to prevent an “ownership change” as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a “Prohibited Ownership Percentage” (as defined in the Company’s Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company’s common stock) or if the transfer would result in the transferee’s ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee’s ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.

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
     The options that have been granted under the 2006 Plan have vesting schedules of five or nine and one-half years from the date of grant, or immediately upon change in ownership, are not exercisable after ten years from the date of grant, and were granted at prices which equal or exceed the fair market value of Core Molding Technologies common stock at the date of grant. Restricted stock granted under the 2006 Plan require the individuals receiving the grants to maintain certain common stock ownership thresholds and vest over three years or upon the date of the participants’ sixty-fifth birthday, death, disability or change in control.
     Effective January 1, 2006, Core Molding Technologies adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, Core Molding Technologies accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Core Molding Technologies also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Core Molding Technologies adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The total impact of adoption on results of operations, net of tax benefit, recorded in 2006 was $311,000 or $.03 per basic and diluted share.
     Under APB No. 25 there was no compensation cost recognized for non-qualified stock options awarded in the year ended December 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123R.

Year Ended
December 31,
2005
Net income, as reported	$6,286,056
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(264,813)

Pro forma net income	$6,021,243

Earnings per share:
Basic – as reported	$0.63
Basic – pro forma	$0.61
Diluted – as reported	$0.60
Diluted – pro forma	$0.58

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
Stock Options
     There were no grants of options in the years ended December 31, 2007 and 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted during 2005 was $4.12. The fair value of the options granted in 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 4.37%, no expected dividend yield, expected lives of 8 to 10 years and expected volatility of 91%. Total compensation cost related to incentive stock options for the years ended December 31, 2007 and 2006 was $129,671 and $243,220, respectively. Compensation expense is allocated such that $96,687 and $186,151 is included in selling, general, and administrative expenses and $32,984 and $57,069 is recorded in cost of sales for the year ended December 31, 2007 and 2006, respectively. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the year ended December 31, 2007, Core Molding Technologies received approximately $358,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $641,000. Tax benefits received as a result of disqualified dispositions were $116,000. During the year ended December 31, 2006, Core Molding Technologies received approximately $485,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $896,000. Tax benefits received as a result of disqualified dispositions, were $280,000. During the year ended December 31, 2005, Core Molding Technologies received approximately $808,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $1,448,000. Tax benefits received as a result of a disqualified dispositions were $514,000.
     The following summarizes all stock option activity for the years ended December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding — beginning of year	799,956	$3.35	1,032,700	$3.33	1,203,900	$3.12
Granted	—	—	—	—	123,000	4.95
Exercised	(115,256)	3.11	(152,270)	3.19	(261,400)	3.09
Forfeited	(64,000)	3.96	(80,474)	3.45	(32,800)	2.80

Outstanding — end of year	620,700	$3.33	799,956	$3.35	1,032,700	$3.33

Exercisable at December 31	458,350	$3.28	493,176	$3.23	514,625	$3.18

     The following summarizes the activity relating to stock options under the Original Plan mentioned above for the years ended December 31, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2006	799,956	$3.35
Exercised	(115,256)	3.11		$641,000
Granted	—	—
Forfeited	(64,000)	3.96

Outstanding at December 31, 2007	620,700	$3.33	6.32	$2,316,000

Exercisable at December 31, 2007	458,350	$3.28	6.13	$1,731,000

Vested or expected to vest at December 31, 2007	613,062	$3.33	6.56	$2,288,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     The following summarizes the status of, and changes to, unvested options during the years ended December 31, 2007, 2006 and 2005:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2004	596,044	$3.04
Granted	123,000	4.95
Vested	(168,172)	3.10
Forfeited	(32,800)	2.80

Unvested at December 31, 2005	518,072	3.49
Granted	—	—
Vested	(130,818)	3.39
Forfeited	(80,474)	3.45

Unvested at December 31, 2006	306,780	3.54
Granted	—	—
Vested	(83,930)	3.36
Forfeited	(60,500)	4.24

Unvested at December 31, 2007	162,350	$3.46

     At December 31, 2007, there was $282,000 of total unrecognized compensation cost, related to unvested stock options granted under the Original Plan expected to be recognized over a weighted average of 2.02 years.
     The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number of	Average	Contractual Life	Number of	Average
Exercise Prices	Options	Exercise Price	In Years	Options	Exercise Price
$2.75	94,600	$2.75	6.4	29,700	$2.75
$3.21	436,100	3.21	6.1	391,450	3.21
$3.28 to $3.50	57,000	3.29	7.0	24,000	3.30
$6.40 to $7.98	33,000	6.64	7.9	13,200	6.64

	620,700	$3.33		458,350	$3.28

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
     The following summarizes the status of the Restricted Stock and changes during the years ended December 31:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested balance at beginning of year	22,972	$6.70	—	$—
Granted	51,105	7.15	36,305	6.70
Vested	(8,008)	7.09	(10,870)	6.70
Forfeited	(4,653)	6.70	(2,463)	6.70

Unvested at end of year	61,416	$7.02	22,972	$6.70

Vested and expected to vest at December 31, 2007	77,223	$6.98	32,675	$6.70

     As of December 31, 2007 there was $304,000 of total unrecognized compensation cost related to Restricted Stock granted. That remaining cost is expected to be recognized over the weighted-average period of 2.29 years. The total fair value of shares that vested during the years ended December 31, 2007 and 2006 was $57,000 and $96,000 and was recorded as selling, general, and administrative compensation expense.
10. Income Taxes
     Components of the provision (credit) for income taxes are as follows:

	2007	2006	2005
Current:
Federal – US	$1,606,000	$3,284,000	$494,000
Federal – Foreign	137,000	104,000	107,000
State and local	(202,000)	569,000	227,000

	1,541,000	3,957,000	828,000

Deferred:
Federal	(142,000)	1,655,000	2,065,000
State and local	269,000	(10,000)	690,000

	127,000	1,645,000	2,755,000

Provision for income taxes	$1,668,000	$5,602,000	$3,583,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company’s income tax provision for the years ended December 31 is as follows:

	2007	2006	2005
Provision at federal statutory rate – US	$1,834,000	$5,444,000	$3,356,000
Effect of foreign taxes	(81,000)	(81,000)	(71,000)
State and local tax expense, net of federal benefit	83,000	407,000	285,000
Federal manufacturing deduction	(98,000)	(106,000)	—
Other	(70,000)	(62,000)	13,000

Provision for income taxes	$1,668,000	$5,602,000	$3,583,000

     The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a six-year period beginning in 2005. The amount of the deduction available to the Company in 2005 was not significant, however the deduction taken in 2006 was $316,000 and the deduction is estimated to be $289,000 in 2007. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction in accordance with SFAS No. 109.
     Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $116,000, $280,000 and $514,000 in 2007, 2006 and 2005, respectively.
     Deferred tax assets (liabilities) consist of the following at December 31:

	2007	2006
Current Asset:
Accrued liabilities	$674,000	$736,000
Accounts receivable	672,000	572,000
Inventory	376,000	345,000
Other, net	(96,000)	(124,000)

Total current asset	1,626,000	1,529,000

Non-current asset (liability):
Property, plant, and equipment	425,000	1,295,000
Postretirement benefits	5,842,000	5,907,000
Interest rate swap	76,000	12,000
Other, net	(170,000)	(298,000)

Total non-current asset	6,173,000	6,916,000

Total deferred tax asset – net	$7,799,000	$8,445,000

     At December 31, 2007, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $2,338,000 of the Company’s Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.
     On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $68,000 increase to the opening balance of retained earnings.  This increase is represented by the recognition of state tax benefits of $212,000 and related accrued interest receivable of $16,000. These benefits generate a federal tax liability of $60,000.  The Company also recorded a liability for unrecognized tax benefits of $52,000 and $48,000 related to uncertain state and foreign tax positions, respectively, and the amounts were recorded in accrued taxes in the Consolidated Balance Sheet.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Below is a reconciliation of the change in unrecognized tax benefits recorded on Consolidated Balance Sheets from the January 1, 2007 FIN 48 adoption through December 31, 2007 is as follows:

Unrecognized Tax Benefits – Opening Balance	$99,000
Settlement	(75,000)

Unrecognized Tax Benefits – Ending Balance	$24,000
     As of December 31, 2007 the Consolidated Balance Sheets reflects a reduction of $75,000 in the liability for unrecognized tax benefits from the January 1, 2007 amount. The liability was reduced by $48,000 to offset a $65,000 payment made to settle a foreign tax case. The payment in excess of liability was recorded to income tax expense. The liability was also reduced by $28,000 due to collection of state tax claims. This amount was recorded to income tax expense. The remaining liability of $24,000 at December 31, 2007 relates to uncertain state tax positions and the entire amount if recognized would affect the effective tax rate.
     There are no federal or state income tax audits in process. During the year ended December 31 2007, the Company recorded interest income of $9,000 from state tax refunds, which was coded to income tax expense. During the year ended December 31, 2006, the Company recorded no interest expense or penalties related to unrecognized tax benefits and no interest and penalties were accrued on the Consolidated Balance Sheets at December 31, 2006.
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
11. Postretirement Benefits
     The Company provides postretirement benefits to some of its United States employees. Costs associated with postretirement benefits include postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, all of the Company’s United States union employees are covered under a multi-employer defined benefit pension plan administered under a collective bargaining agreement. The Company does not administer this plan and contributions are determined in accordance with provisions in the negotiated labor contract.
     Prior to the acquisition of Columbus Plastics, certain of the Company’s employees were participants in Navistar’s postretirement plan. In connection with the acquisitions the postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, Navistar and the participants in the form of premiums, co-payments, and deductibles. The Company and Navistar share the cost of benefits for certain employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     The funded status of the Company’s postretirement health and life insurance benefits plan as of December 31, 2007 and 2006 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

	Postretirement Benefits
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$16,107,000	$15,081,000
Service cost	798,000	797,000
Interest cost	995,000	862,000
Unrecognized gain	(1,215,000)	(519,000)
Benefits paid	(243,000)	(114,000)

Benefit obligation at end of year	$16,442,000	$16,107,000

Plan Assets	—	—

Amounts recorded in other comprehensive income:	$3,259,000	$4,740,000

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation	6.50%	5.60%

Discount rate used to determine net periodic benefit cost	5.90%	5.60%

     The components of expense for all of the Company’s postretirement benefits plans are as follows:

	2007	2006	2005
Pension Expense:
Multi-employer plan contributions	$424,000	$423,000	$382,000
Defined contribution plan contributions	452,000	510,000	483,000

Total pension expense	876,000	933,000	865,000

Health and life insurance:
Service cost	798,000	797,000	901,000
Interest cost	995,000	862,000	737,000
Amortization of net loss	267,000	300,000	238,000

Net periodic benefit cost	2,060,000	1,959,000	1,876,000

Total postretirement benefits expense	$2,936,000	$2,892,000	$2,741,000

     Effective December 31, 2006, the Company adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit pension or postretirement plan in the consolidated statements of financial position. For the year ended December 31, 2007, the Company recognized net actuarial gains of $1,215,000 on the balance sheet. This amount was recorded as other comprehensive income in the amount of $730,000, net of tax, for the year ended December 31, 2007. Upon adoption at December 31, 2006 the Company recognized net actuarial losses of $4,740,000 on the balance sheet. This was recorded as other comprehensive loss in the amount of $3,000,000, net of tax.
     The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic post retirement costs during 2008 consists of a net loss amortization of $128,000, or $82,000 net of tax.
     The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8%. The rate is projected to decrease gradually to 5% by the year 2013 and remain at that level thereafter. The comparable assumptions for the prior year were 8% and 5%, respectively.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$365,000	$(289,000)
Effect on postretirement benefit obligation	$2,597,000	$(2,127,000)
The estimated future benefit payments of the health care plan are:

Fiscal 2008	$489,000
Fiscal 2009	$424,000
Fiscal 2010	$510,000
Fiscal 2011	$625,000
Fiscal 2012	$771,000
Fiscal 2013 – 2017	$5,572,000
12. Related Party Transactions
     In connection with the acquisition of Columbus Plastics, the Company and Navistar entered into a Supply Agreement. Under the terms of the Supply Agreement, Navistar agreed to purchase from the Company, and the Company agreed to sell to Navistar all of Navistar’s original equipment and service requirements for fiberglass reinforced parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In October 2006, the Company renewed the Comprehensive Supply Agreement, which was effective as of November 1, 2006. Under this Comprehensive Supply Agreement, the Company is the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2011.
     In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock, from Navistar as detailed in Note 8 of the December 31, 2007 Form 10-K. At December 31, 2007, Navistar owns 9.9% of the Company’s outstanding common stock. Sales to Navistar were $53,629,000 in 2007, $81,223,000 in 2006 and $66,382,000 in 2005, of which $6,144,000 and $10,671,000 had not been received as of December 31, 2007 and 2006 and were included in accounts receivable. Receivables as of December 31, 2007 and 2006 also include $443,000 and $1,008,000 respectively, for tooling costs owed by Navistar.
13. Labor Concentration
     As of December 31, 2007, the Company employed a total of 942 employees, which consists of 571 employees in its United States operations and 371 employees in its Mexican operations. Of these 942 employees, 266 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 4, 2010, and 311 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2009.
14. Commitments and Contingencies
     From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
15. Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2007:
Product sales	$30,650,936	$24,685,106	$23,744,611	$21,964,403	$101,045,056
Tooling sales	578,155	13,610,170	6,175,333	1,303,173	21,666,831

Net sales	31,229,091	38,295,276	29,919,944	23,267,576	122,711,887
Gross margin	4,825,686	4,605,074	4,079,067	3,458,155	16,967,982
Income before interest and taxes	1,734,103	1,817,912	1,292,471	724,736	5,569,222
Net income	1,212,770	1,266,133	717,182	530,388	3,726,473
Net income per common share:
Basic (1)	$0.12	$0.12	$0.10	$0.08	$0.43
Diluted (1)	$0.11	$0.12	$0.09	$0.08	$0.41

2006:
Product sales	$35,354,658	$38,425,961	$38,854,393	$37,538,586	$150,173,598
Tooling sales	1,147,656	1,084,696	9,223,766	700,274	12,156,392

Net sales	36,502,314	39,510,657	48,078,159	38,238,860	162,329,990
Gross margin	6,828,571	7,846,899	8,292,674	6,900,791	29,868,935
Income before interest and taxes	3,652,100	3,946,030	4,547,151	3,710,468	15,855,749
Net income	2,281,906	2,503,027	2,937,775	2,687,939	10,410,647
Net income per common share:
Basic	$0.23	$0.25	$0.29	$0.26	$1.03
Diluted (1)	$0.22	$0.24	$0.28	$0.25	$1.00

(1)	Sum of the quarters do not sum to total year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A(T). CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
          The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2008, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION
          The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2008, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2008, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2008, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2008, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as Part of this Report:
(1)	Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
The following consolidated financial statement schedules are filed with this Annual Report on Form10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006, and 2005

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
Date: March 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director	March 28, 2008

/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Vice President, Secretary, Treasurer, and Chief Financial Officer	March 28, 2008

*
Thomas R. Cellitti	Director	March 28, 2008

*
James F. Crowley	Director	March 28, 2008

*
Ralph O. Hellmold	Director	March 28, 2008

*
Malcolm M. Prine	Director	March 28, 2008

*By /s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Attorney-In-Fact	March 28, 2008

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2007, 2006, and 2005.
Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs &	Other	Deductions	Balance At
	of Year	Expenses	Accounts	(A)	End of Year
Year Ended December 31, 2007	$262,000	$107,000	—	$35,000	$334,000

Year Ended December 31, 2006	$214,000	$120,000	—	$72,000	$262,000

Year Ended December 31, 2005	$235,000	$93,000	—	$114,000	$214,000

(A)	Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.	Description	Location
2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding and RYMAC	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding and RYMAC	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8, (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.	Description	Location
3(a)(3)	Certificate of Incorporation of Core Molding Technologies Inc., reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Molding Technologies, Inc., reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

10(a)	Supply Agreement, dated October 31, 2006 between Core Molding Technologies, Inc. and Core Composites Corporation and International Truck and Engine Corp.[5]	Incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 2006

10(b)	Supply and Management Agreement dated as of June 1, 2006 between PACCAR Inc. and Core Molding Technologies, Inc.[5]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10(c)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(d)	Loan Agreement, dated December 3, 1997, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 2002

10(e)(1)	Amendment, dated March 29, 2001, to the Loan Agreement dated December 3, 1997 by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(e)(1) to Annual Report on Form 10-K for the year ended December 31, 2002

10(e)(2)	Amendment, dated December 12, 2002, to the Loan Agreement dated December 3, 1997 by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(e)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

10(e)(3)	Loan Agreement, dated December 30, 2003, by and between Core Molding Technologies, Inc. and Key Bank National Association[2]	Incorporated by reference to Exhibit 10(e)(3) to Annual Report on Form 10-K for the year ended December 31, 2003

10(e)(4)	Second Amendment to Loan Agreement, Revolving Variable Rate Cognovit Promissory Note and Security Agreement, dated as of July 1 2007, between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10.1 to Form 8-K 7, filed July 19, 2007

Exhibit No.	Description	Location
10(f)	Master Equipment Lease Agreement[3] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2002

10(f)(1)	Amendment, dated March 26, 2001, to Master Equipment Lease Agreement[3] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f)(1) to Annual Report on Form 10-K for the year ended December 31, 2000

10(g)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

10(h)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(h)(1)	Amendment, dated March 29, 2001, to Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(h)(1) to Annual Report on Form 10-K for the year ended December 31, 2000

10(i)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[4]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(i)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [4]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(j)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between Key Bank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

10(k)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[4]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(l)	Core Molding Technologies, Inc. 2007 Cash Profit Sharing Plan[4]	Filed Herein

10(m)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers [4]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 4, 2008

Exhibit No.	Description	Location
10(n)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [4]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(o)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[4]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(p)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[4]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 23, 2006

10(q)	Stock repurchase agreement dated July 17, 2007 between International Truck and Engine Corp and Core Molding Technologies Inc.	Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

11	Computation of Net Income per Share	Exhibit 11 is omitted because the required information is included in the Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

14	Code of Conduct and Business Ethics	Incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003

23	Consent of Deloitte & Touche LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President and Chief Executive Officer	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 28, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Vice President, Treasurer, Secretary, and Chief Financial Officer of Core Molding Technologies, Inc., dated March 28, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the SEC at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement, and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8, and 30 of the Asset Purchase Agreement). Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the SEC upon request.

[2]	The Loan Agreement filed with this Annual Report on Form 10-K, omits the exhibits (including Revolving Credit Note, Term Note, Security Agreement, Ohio Mortgage, South Carolina Mortgage, and Guaranty) and schedules. Core Molding Technologies, Inc. will provide any omitted exhibit to the SEC upon request.

[3]	The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the SEC upon request.

[4]	Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.

[5]	Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.