Form 10-Q
period 2008-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2008-05-13
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.
Yes ☐                      NO ☑
      As of May 13, 2008, the latest practicable date, 6,798,287 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash	$565,978	$—
Accounts receivable (less allowance for doubtful accounts:
March 31, 2008 - $269,000; December 31, 2007 - $334,000)	16,010,488	12,469,502
Inventories:
Finished and work in process goods	3,123,683	3,333,119
Stores	5,159,582	5,011,291

Total inventories	8,283,265	8,344,410

Deferred tax asset-current portion	1,625,781	1,625,781
Foreign sales tax receivable	881,848	959,767
Prepaid expenses and other current assets	810,568	632,329

Total current assets	28,177,928	24,031,789

Property, plant and equipment	60,264,185	59,906,910
Accumulated depreciation	(30,573,354)	(29,691,245)

Property, plant and equipment – net	29,690,831	30,215,665

Deferred tax asset	6,210,328	6,173,514
Goodwill	1,097,433	1,097,433
Customer list / Non-compete	74,833	87,629
Other assets	83,276	89,168

Total	$65,334,629	$61,695,198

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$1,875,716	$1,865,716
Notes payable line of credit	6,217,344	2,251,863
Current portion of postretirement benefits liability	489,000	489,000
Accounts payable	6,530,760	8,537,895
Tooling in progress	687,366	102,419
Accrued liabilities:
Compensation and related benefits	3,523,567	3,350,867
Interest payable	96,089	89,721
Taxes	245,099	23,221
Other	851,259	1,067,792

Total current liabilities	20,516,200	17,778,494

Long-term debt	5,442,134	5,913,563
Interest rate swap	370,778	223,566
Postretirement benefits liability	16,280,680	15,952,891

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares – 10,000,000; Outstanding shares: March 31, 2008 and December 31, 2007 - 0	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; Outstanding shares: 6,732,971 at March 31, 2008 and 6,727,871 at December 31, 2007	67,330	67,279
Paid-in capital	22,697,405	22,614,127
Accumulated other comprehensive loss, net of income tax benefit	(2,258,869)	(2,209,540)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	28,398,025	27,533,872

Total stockholders’ equity	22,724,837	21,826,684

Total	$65,334,629	$61,695,198

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net Sales:
Products	$25,983,212	$30,650,936
Tooling	3,102,225	578,155

Total Sales	29,085,437	31,229,091

Cost of sales	24,198,838	25,786,748
Postretirement benefits expense	570,394	616,657

Total cost of sales	24,769,232	26,403,405

Gross margin	4,316,205	4,825,686

Selling, general and administrative expense	2,671,736	2,956,219
Postretirement benefits expense	142,599	135,364

Total selling, general and administrative expense	2,814,335	3,091,583

Income before interest and income taxes	1,501,870	1,734,103

Interest income	—	244,773
Interest expense	(229,026)	(136,689)

Income before income taxes	1,272,844	1,842,187

Income tax expense	408,691	629,417

Net income	$864,153	$1,212,770

Net income per common share:
Basic	$0.13	$0.12

Diluted	$0.12	$0.11

Weighted average common shares outstanding:
Basic	6,731,268	10,264,431

Diluted	7,037,224	10,596,917

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	6,727,871	$67,279	$22,614,127	$27,533,872	$(2,209,540)	$(26,179,054)	$21,826,684

Net Income				864,153			864,153
Hedge accounting effect of the interest rate swaps, net of deferred income tax benefit of $36,044					(69,968)		(69,968)

Amortization of unrecognized net loss on post retirement benefit, net of tax expense of 11,361					20,639		20,639

Comprehensive income							814,824

Common shares issued from exercise of stock options	5,100	51	15,814				15,865

Share-based compensation			67,464				67,464

Balance at March 31, 2008	6,732,971	$67,330	$22,697,405	$28,398,025	$(2,258,869)	$(26,179,054)	$22,724,837

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Net income	$864,153	$1,212,770

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	900,798	865,591
Deferred income taxes	(12,130)	(3,242)
Ineffectiveness of swap	41,201	(94)
Share based compensation	67,464	47,317
Gain on disposal of assets	—	(1,039)
Loss on translation of foreign currency financial statements	33,277	30,933
Change in operating assets and liabilities:
Accounts receivable	(3,540,985)	3,125,209
Inventories	61,145	(229,370)
Prepaid and other assets	(100,322)	(62,158)
Accounts payable	(2,184,333)	1,957,118
Accrued and other liabilities	769,359	(2,905,161)
Postretirement benefits liability	359,788	521,251

Net cash (used in) provided by operating activities	(2,740,585)	4,559,125

Cash flows from investing activities:

Purchase of property, plant and equipment	(213,354)	(310,918)
Proceeds from sale of property and equipment	—	1,039

Net cash used in investing activities	(213,354)	(309,879)

Cash flows from financing activities:

Proceeds from issuance of common stock	15,865	319,732
Tax effect from exercise of stock options	—	112,217
Net borrowing on line of credit	3,965,481	—
Payments of principal on secured note payable	(321,429)	(321,429)
Payment of principal on industrial revenue bond	(140,000)	(130,000)

Net cash provided by (used in) financing activities	3,519,917	(19,480)

Net increase in cash and cash equivalents	565,978	4,229,766

Cash and cash equivalents at beginning of period	—	16,096,223

Cash and cash equivalents at end of period	$565,978	$20,325,989

Cash paid for:
Interest	$195,149	$124,464

Income taxes (net of tax refunds)	$160,476	$86,227

     See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008. The “Consolidated Notes to Financial Statements,” which are contained in the 2007 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes and RTM closed mold process to produce reinforced plastic products.
2. Net Income per Common Share
Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but include the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
      The computation of basic and diluted net income per common share is as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$864,153	$1,212,770

Weighted average common shares outstanding	6,731,268	10,264,431
Plus: dilutive options assumed exercised	582,600	617,200
Less: shares assumed repurchased with proceeds from exercise	(297,484)	(292,127)
Plus: dilutive effect of nonvested restricted stock grants	20,840	7,413

Weighted average common and potentially issuable common shares outstanding	7,037,224	10,596,917

Basic net income per common share	$0.13	$0.12
Diluted net income per common share	$0.12	$0.11
For the three months ended March 31, 2008 and 2007 there were 33,000 antidilutive options.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation, and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Navistar product sales	$13,474,970	$12,430,277
Navistar tooling sales	2,756,950	273,888

Total Navistar sales	16,231,920	$12,704,165

PACCAR product sales	7,405,632	7,845,978
PACCAR tooling sales	94,450	95,000

Total PACCAR sales	7,500,082	7,940,978

Other product sales	5,102,610	10,374,681
Other tooling sales	250,825	209,267

Total other sales	5,353,435	10,583,948

Total product sales	25,983,212	30,650,936
Total tooling sales	3,102,225	578,155

Total sales	$29,085,437	$31,229,091

4. Comprehensive Income
Comprehensive income represents net income plus the results of certain equity changes not reflected in the Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$864,153	$1,212,770

Hedge accounting effect of interest rate swaps, net of deferred income tax benefit of $36,044 and $9,181 for the three months ending March 31, 2008 and 2007 respectively.	(69,968)	(18,095)

Amortization of unrecognized loss on post retirement benefit, net of tax expense of $11,361	20,639	—

Comprehensive income	$814,824	$1,194,675

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Pension expense:
Defined contribution plan contributions	$127,000	$120,000
Multi-employer plan contributions	133,000	110,000

Total pension expense	260,000	230,000

Health and life insurance:
Service cost	159,000	212,000
Interest cost	262,000	229,000
Amortization of net loss	32,000	80,000

Net periodic benefit cost	453,000	521,000

Total postretirement benefits expense	$713,000	$751,000

Core Molding Technologies has made contributions of approximately $125,000 to pension plans and $94,000 of postretirement healthcare payments through March 31, 2008 and expects to make approximately $820,000 of defined and multi-employer pension payments through the remainder of 2008 of which $460,000 was accrued at December 31, 2007. The Company also expects to make approximately $395,000 of postretirement healthcare payments through the remainder of 2008, all of which are accrued.
6. Debt
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company has entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the counterparty and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the IRB. Any ineffectiveness of the swap is recorded as an adjustment to interest expense and historically has not been material. Interest expense of $41,201 and interest income of $94 was recorded at March 31, 2008 and 2007, respectively, related to ineffectiveness of the swap. The fair value of the swap was a liability of $299,478 and $228,156 as of March 31, 2008 and December 31, 2007, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Company’s bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the counterparty and receives LIBOR plus 200 basis points. The swap term and notional amount match the payment schedule on the bank note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. The fair value of the swap was a liability of $71,300 and an asset of $4,590 as of March 31, 2008 and December 31, 2007 respectively. While the Company is exposed to credit loss on its interest rate swap in the even of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.

Line of Credit
At March 31, 2008, the Company had available a $15,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2009. The line of credit bears interest at LIBOR plus 200 basis points. The line of credit is collateralized by all the Company’s assets. At March 31, 2008 and December 31, 2007 there was an outstanding balance of $6,217,344 and $2,251,863, respectively. The outstanding balance on the line of credit is not due until April 2009; however the Company anticipates paying off the balance within the next 12 months and therefore has classified the outstanding balance as a current liability on the Consolidated Balance Sheet.
7. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48 the Company recognized a $68,000 increase to retained earnings.  This increase is represented by the recognition of state tax benefits of $212,000 and related accrued interest receivable of $16,000. These benefits generate a federal tax liability of $60,000.  The Company also recorded a liability for unrecognized tax benefits of $52,000 and $48,000 related to uncertain state and foreign tax positions, respectively and the amounts were recorded in income tax receivable in the consolidated balance sheet. As of December 31, 2007, the unrecognized tax benefit liability had been reduced to $24,000 due to the resolution of certain state and foreign tax matters. The unrecognized tax liability of $24,000 was unchanged during the three months ended March 31, 2008 and relates to uncertain state tax positions. The entire amount if recognized would affect the effective tax rate.  There are no federal or state income tax audits in process.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the three months ended March 31, 2008:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2007	620,700	$3.33
Exercised	(5,100)	3.11
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2008	615,600	$3.33

Exercisable at March 31, 2008	464,250	$3.29

The following summarizes the status of, and changes to, unvested options during the three months ended March 31, 2008:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
Unvested at December 31, 2007	162,350	$3.46
Granted	—	—
Vested	(11,000)	3.28
Forfeited	—	—

Unvested at March 31, 2008	151,350	$3.47

At March 31, 2008 and 2007, there was $249,575 and $392,442, respectively, of total unrecognized compensation cost, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the three months ended March 31, 2008 and 2007 was $32,810 and $37,528, respectively. This Compensation expense is allocated such that $25,773 and $30,513 are included in selling, general and administrative expenses and $7,037 and $7,015 are recorded in cost of sales for the three months ended March 31, 2008 an 2007 respectively.
Restricted Stock
In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of March 31, 2008 and changes during the three months ended March 31, 2008:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2007	61,416	$7.02
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at March, 2008	61,416	$7.02

As of March 31, 2008 and 2007, there was $269,504 and $84,830, respectively, of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the three months ended March 31, 2008 and 2007 was $34,654 and $9,788, respectively.
9. Common Stock
On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, par value $0.01 per share, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. The Company used approximately $19 million of existing cash and $7.1 million from its revolving line of credit to fund the repurchase. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which is recorded on the balance sheet in treasury stock.
Navistar continues to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.8% of the shares outstanding at March 31, 2008. Navistar is also the Company’s largest customer, accounting for approximately 56% of the Company’s 2008 year-to-date sales.
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
10. Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and became effective for the Company on January 1, 2007. For benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of the adoption of FIN 48 is discussed in Note 7.
In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.
To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical asset or liabilities that the company has the ability to access as of the reporting date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

•	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
SFAS No. 157 became effective for the Company as of January 1, 2008. The provisions of SFAS No. 157 are to be applied prospectively, except for the initial impact on the following three items, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF Issue No. 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. Under the current disclosure requirements of SFAS 157, The Company’s lone fair value measure is its interest rate swaps.  The swaps fall under Level 2 of the fair value hierarchy.  For further discussion of the interest rate swaps see Note 6. The adoption of SFAS No. 157 did not have an impact on the Company’s January 1, 2008 balance of retained earnings and is not anticipated to have a material impact prospectively.
In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of non-financial assets and liabilities. As of March 31, 2008 the Company’s lone nonrecurring financial measure is its goodwill.
Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS-159”), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was issued in February 2007 and is effective for fiscal years beginning after November 15, 2007. The application of FAS-159 did not have any impact on earnings or the financial position, because the Company did not elect to use the fair value option for any financial assets or liabilities.
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
Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS-161”), requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement was issued in March 2008 and is effective prospectively for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of the provisions of FAS-161 on the consolidated financial statements.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2007 Annual Report to Shareholders on Form 10-K.
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
Core Molding Technologies recorded net income for the three months ended March 31, 2008 of $864,000 or $.13 per basic and $.12 per diluted share, compared with $1,213,000, or $.12 per basic and $.11 per diluted share, for the three months ended March 31, 2007. In July 2007, the Company purchased 3,600,000 shares of its stock from

Navistar. To fund this share buyback the Company used $19,000,000 of cash and borrowed $7,100,000 from its line-of-credit. This share repurchase resulted in a favorable impact on earnings per share for the three months ended March 31, 2008 compared to March 31, 2007, due to lower outstanding shares. Core Molding Technologies is planning for a recovery in the medium and heavy-duty truck market by the end of 2008. While industry analysts are forecasting an increase in truck orders for this time period, the Company recognizes that this expectation should be balanced in light of an uncertain United States economy.
Results of Operations
Three Months Ended March 31, 2008, As Compared To Three Months Ended March 31, 2007
Net sales for the three months ended March 31, 2008, totaled $29,085,000, representing an approximate 7% decrease from the $31,229,000 reported for the three months ended March 31, 2007. Included in total sales are tooling project sales of $3,102,000 and $578,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were approximately 15% lower for the three months ended March 31, 2008, as compared to the same period a year ago. The primary reasons for the decrease in product sales are due to the continued downturn in the North American medium and heavy-duty truck market due to the new federal emissions standards that went into effect on January 1, 2007 and the general economic conditions in the United States.
Sales to Navistar totaled $16,232,000 for the three months ended March 31, 2008, increasing 28% from $12,704,000 in sales for the three months ended March 31, 2007. Included in total sales is $2,757,000 of tooling sales for the three months ended March 31, 2008 compared to $274,000 for the same three months in 2007. Product sales to Navistar increased by 8% for the three months ended March 31, 2008 versus the same period of the prior year. The increase in product sales is primarily related to new business that was just being started during the first quarter of 2007. Partially offsetting this increase is the effect of the continued downturn in the North American medium and heavy-duty truck markets and the United States economic conditions as noted above.
Sales to PACCAR totaled $7,500,000 for the three months ended March 31, 2008, as compared to $7,941,000 reported for the three months ended March 31, 2007. Total product sales to PACCAR decreased by 6% for the three months ended March 31, 2008 compared to the same period of the prior year. The decrease in total product sales is due to the continued downturn in the North American medium and heavy-duty truck market and the United States economic conditions as noted above. Partially offsetting this decrease are product sales in 2008 for new business with PACCAR that began in 2007.
Sales to other customers for the three months ended March 31, 2008 decreased 50% to $5,353,000 compared to $10,584,000 for the three months ended March 31, 2007. This decrease is primarily related to decreases in product sales to a personal watercraft customer of approximately $2,047,000, a decrease in product sales to an automotive customer of $1,222,000 as well as decreases in sales to other truck customers.
Gross margin was approximately 14.8% of sales for the three months ended March 31, 2008, compared with 15.5% for the three months ended March 31, 2007. The primary reason for the decrease in gross margin, as a percent of sales, is the dilutive effect tooling project revenues have on gross margin. Historically, the Company has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products. Also decreasing gross margin was lower fixed cost absorption due to lower product sales which was offset by lower profit sharing expense due to lower earnings.
Selling, general and administrative expenses (“SG&A”) totaled $2,814,000 for the three months ended March 31, 2008, decreasing from $3,092,000 for the three months ended March 31, 2007. The primary reasons for the decrease were decreases in professional fees and lower profit sharing expense due to lower earnings.
Net interest expense totaled $229,000 for the three months ended March 31, 2008, compared to net interest income of $108,000 for the three months ended March 31, 2007. The Company had no interest income for the three months ended March 31, 2008 compared to $245,000 for the three months ended March 31, 2007 due to cash previously used for investing being used to repurchase Core Molding Technologies stock from Navistar in July of 2007. Interest expense increased to $229,000 compared to $137,000 for the three months ended March 31, 2007. The increase in interest expense is primarily a result of borrowings on the line of credit which were used to finance a portion of the stock repurchase from Navistar as well as interest expense recorded for the three months ended March 31, 2008 related to ineffectiveness of one of the Company’s interest rate swaps. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have decreased; however, due to the interest rate swaps Core Molding Technologies has previously entered into, the interest rate is essentially fixed for these two debt instruments.
Income taxes for the three months ended March 31, 2008, are estimated to be approximately 32% of total earnings before taxes or $409,000. In the three months ended March 31, 2007 income taxes were estimated to be 34% of total earnings before taxes or $629,000. The decrease in effective rate is primarily due to the Company qualifying for certain manufacturing production activity deductions for its U.S. manufacturing facilities under Section 199 of the Internal Revenue Code. Additionally, there have been decreases in state tax rates that have lowered the Company’s effective rate.
Core Molding Technologies recorded net income for the three months ended March 31, 2008 of $864,000 or $.13 per basic and $.12 per diluted share, compared with $1,213,000, or $.12 per basic and $.11 per diluted share, for the three months ended March 31, 2007. Weighted average shares outstanding decreased from 10,264,431 in the first quarter 2007, to 6,731,268 in the same period in 2008 primarily due to the 3,600,000 stock purchased from Navistar on July 18, 2007. This stock purchase has had a net favorable effect on earnings per share for the three months ended March 31, 2008.
Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures. While the current capital models have been adversely impacted by a variety of economic indicators, the Company believes that it will not impact its continued access to traditional capital markets.
Cash used in operating activities for the three months ended March 31, 2008 totaled $2,741,000. Net income contributed $864,000 to operating cash flow. Non-cash deductions of depreciation and amortization also contributed $901,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $360,000 is not a current cash obligation, and this item will not be a cash obligation until additional employees retire and begin to utilize these benefits. Changes in working capital decreased cash provided by operating activities by $4,995,000. Changes in working capital primarily relate to an increase in accounts receivable due to increases in product sales for the three months ended March 31, 2008 compared to the fourth quarter of 2007 as well as a decrease in accounts payable due to payment timing differences.
Cash used in investing activities for the three months ended March 31, 2008 was $213,000, primarily representing purchases of machinery and equipment. The Company currently plans to spend an additional $2,055,000 for the remainder of the year for approved capital projects, which primarily relate to purchases of machinery and equipment. These capital additions will be funded by cash from operations and borrowings on the Company’s line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.
Financing activities increased cash by $3,520,000. This increase is related to net borrowings on the line of credit of $3,965,000. This was partially offset by principal repayments on its secured note payable of $321,000 and its industrial revenue bond of $140,000.
At March 31, 2008, the Company had cash on hand of $566,000 and a line of credit of $15,000,000, with a scheduled maturity of April 30, 2009. At March 31, 2008, Core Molding Technologies had outstanding borrowings of $6,217,000 on the line of credit.
As of March 31, 2008, the Company was in compliance with its financial debt covenants for the secured note payable, the line of credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2008. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Recently Issued Accounting Standards
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and became effective for the Company on January 1, 2007. For benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The impact of the adoption of FIN 48 is discussed in Note 7.
In September 2006, the FASB issued SFAS No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.
To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical asset or liabilities that the company has the ability to access as of the reporting date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

•	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
SFAS No. 157 became effective for the Company as of January 1, 2008. The provisions of SFAS No. 157 are to be applied prospectively, except for the initial impact on the following three items, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF Issue No. 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. Under the current disclosure requirements of SFAS 157, The Company’s lone fair value measure is its interest rate swaps.  The swaps fall under Level 2 of the fair value hierarchy.  For further discussion of the interest rate swaps see Note 6. The adoption of SFAS No. 157 did not have an impact on the Company’s January 1, 2008 balance of retained earnings and is not anticipated to have a material impact prospectively.
In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of non-financial assets and liabilities. As of March 31, 2008 the Company’s lone nonrecurring financial measure is its goodwill.
Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS-159”), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was issued in February 2007 and is effective for fiscal years beginning after November 15, 2007. The application of FAS-159 did not have any impact on earnings or the financial position, because the Company did not elect to use the fair value option for any financial assets or liabilities.

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
Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS-161”), requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement was issued in March 2008 and is effective prospectively for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of the provisions of FAS-161 on the consolidated financial statements.
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $269,000 at March 31, 2008 and $334,000 at December 31, 2007. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $1,599,000 at March 31, 2008 and $1,576,000 at December 31, 2007.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill or long-lived assets for the three months ended March 31, 2008 or the year ended December 31, 2007.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2008 and December 31, 2007 of $1,145,000 and $1,141,000, respectively.
Post retirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2007 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $16,770,000 at March 31, 2008 and $16,442,000 at December 31, 2007.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2008 the Company has recorded a net liability related to tooling in progress of $687,000, which represents approximately $3,128,000 of progress tooling billings and $2,441,000 of progress tooling expenses. At December 31, 2007 the Company had recorded a net liability related to tooling in progress of $102,000, which represents approximately $4,738,000 of progress tooling billings and $4,636,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at March 31, 2008 and December 31, 2007, includes a deferred tax asset of $7,836,000 and $7,799,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2007 Annual Report to Shareholders.

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
Assuming a hypothetical 10% change in short-term interest rates in both the three month periods ended March 31, 2008 and 2007, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact. In 2007, to support the purchase of treasury stock, Core Molding Technologies’ utilized the revolving line of credit which has a balance of $6,217,000 at March 31, 2008. The interest rate is impacted by LIBOR. A hypothetical 10% change in short-term interest rates in 2008 could impact the interest paid by the company, however, it would not have a material effect on earnings before tax.

Part I — Financial Information
Item 4T
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

Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
No submission of matters to a vote of security holders occurred during the three months ended March 31, 2008.
Item 5. Other Information
None
Item 6. Exhibits
See Index to Exhibits

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: May 13, 2008	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: May 13, 2008	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. As filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location

3(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-k filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-k filed July 19, 2007

10(a)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 4, 2008

10(b)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

Exhibit No.	Description	Location

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 13, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated May 13, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.