Form 10-Q
period 2008-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2008-08-11
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.
Yes ☐       NO ☑
     As of August 8, 2008, the latest practicable date, 6,854,922 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable (less allowance for doubtful accounts:
June 30, 2008 — $253,000; December 31, 2007 — $334,000)	17,169,564	12,469,502
Inventories:
Finished and work in process goods	2,697,309	3,333,119
Stores	4,775,594	5,011,291

Total inventories	7,472,903	8,344,410

Deferred tax asset-current portion	1,625,781	1,625,781
Foreign sales tax receivable	871,525	959,767
Prepaid expenses and other current assets	897,374	632,329

Total current assets	28,037,147	24,031,789

Property, plant and equipment	60,649,834	59,906,910
Accumulated depreciation	(31,458,645)	(29,691,245)

Property, plant and equipment — net	29,191,189	30,215,665

Deferred tax asset	6,176,360	6,173,514
Goodwill	1,097,433	1,097,433
Customer list / Non-compete	62,036	87,629
Other assets	77,385	89,168

Total	$64,641,550	$61,695,198

Liabilities and Stockholders’ Equity Liabilities:
Current liabilities
Current portion of long-term debt	$1,885,716	$1,865,716
Notes payable line of credit	2,162,499	2,251,863
Current portion of postretirement benefits liability	489,000	489,000
Accounts payable	7,483,534	8,537,895
Tooling in progress	240,644	102,419
Accrued liabilities:
Compensation and related benefits	4,089,599	3,350,867
Interest payable	74,240	89,721
Taxes	818,190	23,221
Other	931,486	1,067,792

Total current liabilities	18,174,908	17,778,494

Long-term debt	4,965,705	5,913,563
Interest rate swap	243,313	223,566
Postretirement benefits liability	16,599,166	15,952,891

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: June 30, 2008 and December 31, 2007 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,748,790 at June 30, 2008 and 6,727,871 at December 31, 2007	67,488	67,279
Paid-in capital	22,829,410	22,614,127
Accumulated other comprehensive loss, net of income tax benefit	(2,173,672)	(2,209,540)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	30,114,286	27,533,872

Total stockholders’ equity	24,658,458	21,826,684

Total	$64,641,550	$61,695,198

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales:
Products	$29,395,247	$24,685,106	$55,378,459	$55,336,042
Tooling	543,447	13,610,170	3,645,672	14,188,325

Total Sales	29,938,694	38,295,276	59,024,131	69,524,367

Cost of sales	23,732,021	33,105,221	47,930,859	58,891,969
Postretirement benefits expense	585,709	584,981	1,156,103	1,201,638

Total cost of sales	24,317,730	33,690,202	49,086,962	60,093,607

Gross Margin	5,620,964	4,605,074	9,937,169	9,430,760

Selling, general and administrative expense	2,873,854	2,649,944	5,545,590	5,606,163
Postretirement benefits expense	119,965	137,218	262,564	272,582

Total selling, general and administrative expense	2,993,819	2,787,162	5,808,154	5,878,745

Income before interest and taxes	2,627,145	1,817,912	4,129,015	3,552,015

Interest income	—	248,290	—	493,063
Interest expense	(132,445)	(126,024)	(361,471)	(262,713)

Income before income taxes	2,494,700	1,940,178	3,767,544	3,782,365

Income tax expense	778,439	674,045	1,187,130	1,303,462

Net Income	$1,716,261	$1,266,133	$2,580,414	$2,478,903

Net income per common share:
Basic	$0.25	$0.12	$0.38	$0.24

Diluted	$0.24	$0.12	$0.37	$0.23

Weighted average shares outstanding:
Basic	6,740,818	10,313,249	6,736,043	10,288,840

Diluted	7,064,615	10,618,444	7,056,433	10,616,637

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	6,727,871	$67,279	$22,614,127	$27,533,872	$(2,209,540)	$(26,179,054)	$21,826,684

Net Income				2,580,414			2,580,414
Hedge accounting effect of the interest rate swaps, net of deferred income tax benefit of $2,787					(5,409)		(5,409)

Amortization of unrecognized net loss on post retirement benefit, net of tax expense of $22,722					41,277		41,277

Comprehensive income							2,616,282

Common shares issued from exercise of stock options	15,000	150	47,080				47,230

Restricted Stock	5,919	59	41,292				41,351

Share-based compensation			126,911				126,911

Balance at June 30, 2008	6,748,790	$67,488	$22,829,410	$30,114,286	$(2,173,672)	$(26,179,054)	$24,658,458

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Net income	$2,580,414	$2,478,903

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,804,777	1,762,480
Deferred income taxes	(22,778)	(8,760)
Ineffectiveness of swap	11,551	(4,345)
Share based compensation	168,262	145,285
Gain on disposal of assets	—	(1,039)
(Gain)/Loss on translation of foreign currency financial statements	(131,452)	30,933
Change in operating assets and liabilities:
Accounts receivable	(4,700,062)	2,781,137
Inventories	871,507	32,202
Prepaid and other assets	(176,804)	(310,742)
Accounts payable	(1,092,811)	(766,229)
Accrued and other liabilities	1,520,140	(4,260,745)
Postretirement benefits liability	710,270	1,032,252

Net cash provided by operating activities	1,543,014	2,911,332

Cash flows from investing activities:

Purchase of property, plant and equipment	(573,022)	(1,070,136)
Proceeds from sale of property and equipment	—	1,039

Net cash used in investing activities	(573,022)	(1,069,097)

Cash flows from financing activities:

Proceeds from issuance of common stock	47,230	341,732
Tax effect from exercise of stock options	—	112,217
Gross repayments on line of credit	(20,586,168)	—
Gross borrowings on line of credit	20,496,804	—
Payments of principal on secured note payable	(642,858)	(642,858)
Payments in advance of treasury stock repurchase	—	(35,000)
Payment of principal on industrial revenue bond	(285,000)	(260,000)

Net cash used in financing activities	(969,992)	(483,909)

Net increase in cash and cash equivalents	—	1,358,326

Cash and cash equivalents at beginning of period	—	16,096,223

Cash and cash equivalents at end of period	$—	$17,454,549

Cash paid for:
Interest	$340,230	$270,822

Income taxes (net of tax refunds)	$342,622	$686,227

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2008, the results of operations for the three and six months ended June 30, 2008, and the cash flows for the six months ended June 30, 2008. The “Consolidated Notes to Financial Statements,” which are contained in the 2007 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,716,261	$1,266,133	$2,580,414	$2,478,903

Weighted average common shares outstanding	6,740,818	10,313,249	6,736,043	10,288,840
Plus: dilutive options assumed exercised	566,700	606,700	566,700	606,700
Less: shares assumed repurchased with proceeds from exercise	(287,011)	(325,699)	(288,024)	(302,985)
Plus: dilutive effect of nonvested restricted stock grants	44,108	24,194	41,714	24,082

Weighted average common and potentially issuable common shares outstanding	7,064,615	10,618,444	7,056,433	10,616,637

Basic net income per common share	$0.25	$0.12	$0.38	$0.24
Diluted net income per common share	$0.24	$0.12	$0.37	$0.23
For the six months ended June 30, 2008 and 2007 there were 28,200 and 33,000 antidilutive options, respectively.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation, and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Navistar product sales	$16,624,481	$11,289,338	$30,099,452	$23,719,615
Navistar tooling sales	36,522	7,869,493	2,793,471	8,143,381

Total Navistar sales	16,661,003	$19,158,831	32,892,923	$31,862,996

PACCAR product sales	7,668,656	6,364,693	15,074,287	14,210,671
PACCAR tooling sales	365,696	5,419,794	460,146	5,514,794

Total PACCAR sales	8,034,352	11,784,487	15,534,433	19,725,465

Other product sales	5,102,110	7,031,075	10,204,720	17,405,756
Other tooling sales	141,229	320,883	392,055	530,150

Total other sales	5,243,339	7,351,958	10,596,775	17,935,906

Total product sales	29,395,247	24,685,106	55,378,459	55,336,042
Total tooling sales	543,447	13,610,170	3,645,672	14,188,325

Total sales	$29,938,694	$38,295,276	$59,024,131	$69,524,367

4. Comprehensive Income
Comprehensive income represents net income plus the results of certain equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,716,261	$1,266,133	$2,580,414	$2,478,903

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $33,257, tax benefit of $2,787 for the three and six months ended June 30, 2008 and deferred income tax expense of $22,198 and $13,017 for the three and six months ended June 30, 2007, respectively	64,559	39,018	(5,409)	20,923

Amortization of previously unrecognized postretirement plan loss, net of deferred tax expense of $11,361 and $22,722 for the three and six months ended June 30, 2008 and net of deferred tax expense of $24,877 and $49,755 for the three and six months ended June 30, 2007, respectively.	20,638	42,910	41,277	85,817

Comprehensive income	$1,801,458	$1,348,061	$2,616,282	$2,585,643

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension expense:
Defined contribution plan Contributions	$122,000	$107,000	$249,000	$227,000
Multi-employer plan Contributions	130,000	105,000	263,000	215,000

Total pension expense	252,000	212,000	512,000	442,000

Health and life insurance:
Service cost	159,000	187,000	318,000	399,000
Interest cost	263,000	269,000	525,000	498,000
Amortization of net loss	32,000	55,000	64,000	135,000

Net periodic benefit cost	454,000	511,000	907,000	1032,000

Total postretirement benefits expense	$706,000	$723,000	$1,419,000	$1,474,000

Core Molding Technologies has made contributions of approximately $568,000 to pension plans and $197,000 of postretirement healthcare payments through June 30, 2008 and expects to make approximately $280,000 of defined and multi-employer pension payments through the remainder of 2008. The Company also expects to make approximately $292,000 of postretirement healthcare payments through the remainder of 2008, all of which are accrued.
6. Debt
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company has entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the counterparty and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the IRB. Any ineffectiveness of the swap is recorded as an adjustment to interest expense and historically has not been material. Interest expense of $11,551 and interest income of $4,345 was recorded for the six months ended June 30, 2008 and 2007, respectively, related to ineffectiveness of the swap. The fair value of the swap was a liability of $218,069 and $228,156 as of June 30, 2008 and December 31, 2007, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Company’s bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the counterparty and receives LIBOR plus 200 basis points. The swap term and notional amount match the payment schedule on the bank note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. The fair value of the swap was a liability of $25,244 and an asset of $4,590 as of June 30, 2008 and December 31, 2007 respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.

Line of Credit
At June 30, 2008, the Company had available a $15,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2009. The line of credit bears interest at LIBOR plus 200 basis points. The line of credit is collateralized by all the Company’s assets. At June 30, 2008 and December 31, 2007 there was an outstanding balance of $2,162,499 and $2,251,863, respectively. The outstanding balance on the line of credit is due April 2009; therefore the Company has classified the outstanding balance as a current liability on its consolidated balance sheet.
7. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48 the Company recognized a $68,000 increase to retained earnings.  This increase is represented by the recognition of state tax benefits of $212,000 and related accrued interest receivable of $16,000. These benefits generated a federal tax liability of $60,000.  The Company also recorded a liability for unrecognized tax benefits of $52,000 and $48,000 related to uncertain state and foreign tax positions, respectively and the amounts were recorded in income tax receivable in the consolidated balance sheet. As of December 31, 2007, the unrecognized tax benefit liability had been reduced to $24,000 due to the resolution of certain state and foreign tax matters. The unrecognized tax liability of $24,000 was favorably settled during the three months ended June 30, 2008 and the unrecognized tax liability was credited to tax expense. There are no federal or state income tax audits in process.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the six months ended June 30, 2008:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2007	620,700	$3.33
Exercised	(15,000)	3.15
Granted	—	—
Forfeited	(10,800)	4.67

Outstanding at June 30, 2008	594,900	$3.31

Exercisable at June 30, 2008	466,985	$3.29

The following summarizes the status of, and changes to, unvested options during the six months ended June 30, 2008:

	Number	Weighted
	Of	Average
	Shares	Exercise Price
Unvested at December 31, 2007	162,350	$3.46
Granted	—	—
Vested	(23,635)	3.24
Forfeited	(10,800)	4.67

Unvested at June 30, 2008	127,915	$3.40

At June 30, 2008 and 2007, there was $208,763 and $359,984, respectively, of total unrecognized compensation cost, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the six months ended June 30, 2008 and 2007 was $62,771 and, $69,987, respectively. This compensation expense is allocated such that $49,238 and $56,129 are included in selling, general and administrative expenses and $13,533 and $13,858 are recorded in cost of sales for the six months ended June 30, 2008 and 2007, respectively.
Restricted Stock
In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of June 30, 2008 and changes during the six months ended June 30, 2008:

	Number	Weighted
	Of	Average
	Shares	Grant Date
		Fair Value
Unvested balance at December 31, 2007	61,416	$7.02
Granted	41,635	7.01
Vested	(5,919)	6.99
Forfeited	—	—

Unvested at June 30, 2008	97,132	$7.02

As of June 30, 2008 and 2007, there was $477,398 and $284,190, respectively, of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the six months ended June 30, 2008 and 2007 was $105,491 and $75,298, respectively, all of which was recorded to selling, general and administrative.
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
Navistar continues to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.8% of the shares outstanding at June 30, 2008. Navistar is also the Company’s largest customer, accounting for approximately 56% of the Company’s 2008 year-to-date sales.

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
10. Subsequent Event
On July 1, 2008 the Company announced that it has signed a letter of intent to purchase 22 acres of land and construct a manufacturing facility in Matamoros, Mexico. The Company plans to invest approximately $20.2 million in the new facility that will replace its existing leased facility in Matamoros and add compression molding capabilities. To finance this purchase, the Company has received bank financing commitments for new borrowings. Upon finalization of a definitive construction contract and land purchase agreement these new borrowings will be finalized. On August 1, 2008 the Company obtained a Letter of Credit from a bank for $3,544,300 securing a steel vendor to begin fabricating the new building’s infrastructure. This Letter of Credit expires November 30, 2008 and while in place will reduce the amount available on the Company’s existing $15 million Line-of-Credit by $3,544,300.
In late July Matamoros, Mexico was subject to the effects of Hurricane Dolly. Although the Company’s production facility in Matamoros did not suffer significant damage the Company did stop production for two days with no customer issues. The Company did incur an approximate one week delay in progress toward the above noted construction project.
11. Recent Accounting Pronouncements
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
In September 2006, the FASB issued Statement No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about “Fair Value Measurements” (“SFAS No.157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.
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
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and financial liabilities that are measured at fair value as of the beginning of fiscal year 2008. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets measured at fair value for an impairment assessment.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our Consolidated Financial Statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

Part I — Financial Information
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Conditions and Results of Operations contains certain forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies’ control. These uncertainties and factors could cause Core Molding Technologies’ actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report: business conditions in the plastics, transportation, watercraft and commercial product industries; general economic conditions in the markets, sometimes driven by federal and state regulations (including engine emission regulations) in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; compliance changes to federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2007 Annual Report to Shareholders on Form 10-K.
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

Core Molding Technologies recorded net income for the six months ended June 30, 2008 of $2,580,000 or $.38 per basic and $.37 per diluted share, compared with $2,479,000, or $.24 per basic and $.23 per diluted share, for the six months ended June 30, 2007. In July 2007, the Company purchased 3,600,000 shares of its stock from Navistar. This share repurchase resulted in a favorable impact on earnings per share for the six months ended June 30, 2008 compared to June 30, 2007, due to lower outstanding shares. Core Molding Technologies is planning for a recovery in the medium and heavy-duty truck market in late 2008 or early 2009. While industry analysts are forecasting an increase in truck orders for this time period, the Company recognizes that this expectation should be balanced in light of an uncertain U.S. economy.
Results of Operations
Three Months Ended June 30, 2008, As Compared To Three Months Ended June 30, 2007
Net sales for the three months ended June 30, 2008, totaled $29,939,000, representing an approximate 22% decrease from the $38,295,000 reported for the three months ended June 30, 2007. Included in total sales are tooling project sales of $543,000 and $13,610,000 for the three months ended June 30, 2008 and June 30, 2007, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were approximately 19% higher for the three months ended June 30, 2008, as compared to the same period a year ago. The increase in product sales is primarily due to increased volume for programs started in 2007 and some improvement in the overall truck market.
Sales to Navistar totaled $16,661,000 for the three months ended June 30, 2008, decreasing 13% from $19,159,000 in sales for the three months ended June 30, 2007. Included in total sales is $37,000 of tooling sales for the three months ended June 30, 2008 compared to $7,869,000 for the same three months in 2007. Product sales to Navistar increased by 47% for the three months ended June 30, 2008 versus the same period of the prior year. The increase in product sales is primarily due to increased volume for programs started in 2007, as well as an improvement in the demand for Navistar products.
Sales to PACCAR totaled $8,034,000 for the three months ended June 30, 2008, decreasing 32% from $11,784,000 in sales for the three months ended June 30, 2007. Included in total sales is $366,000 of tooling sales for the three months ended June 30, 2008 compared to $5,420,000 for the same three months in 2007. Product sales to PACCAR increased by 20% for the three months ended June 30, 2008 compared to the same period of the prior year. The increase in product sales is primarily due to increased volume for programs started in 2007.
Sales to other customers for the three months ended June 30, 2008 decreased 29% to $5,243,000 compared to $7,352,000 for the three months ended June 30, 2007. This decrease is primarily related to decreases in product sales to a personal watercraft customer of approximately $1,976,000, as well as decreases in sales to other truck and commercial customers.
Gross margin was approximately 19% of sales for the three months ended June 30, 2008, compared with 12% for the three months ended June 30, 2007. The increase was due to a combination of factors including favorable operating efficiencies, fixed cost absorption as well as the dilutive effect tooling project revenues had on gross margin in 2007. Historically, the Company has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products.
Selling, general and administrative expenses (“SG&A”) totaled $2,994,000 for the three months ended June 30, 2008, increasing from $2,787,000 for the three months ended June 30, 2007. The increase was primarily due to increases in the Company’s profit sharing amounts resulting from improved earnings for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Net interest expense totaled $132,000 for the three months ended June 30, 2008, compared to net interest income of $122,000 for the three months ended June 30, 2007. The Company had no interest income for the three months ended June 30, 2008 compared to $248,000 for the three months ended June 30, 2007 due to cash previously used for investing being used to repurchase Core Molding Technologies stock from Navistar in July of 2007. Interest expense increased to $132,000 compared to $126,000 for the three months ended June 30, 2007. The increase in interest expense is primarily a result of borrowings on the line of credit which were used to finance a portion of the stock repurchase from Navistar. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have decreased; however, due to the interest rate swaps Core Molding Technologies has previously entered into, the interest rate is essentially fixed for these two debt instruments.

Income taxes for the three months ended June 30, 2008, are estimated to be approximately 31% of total earnings before taxes or $778,000. In the three months ended June 30, 2007 income taxes were estimated to be 35% of total earnings before taxes or $674,000. The decrease in the effective tax rate is due to an increase in the deduction available to manufacturers under section 199 of the Internal Revenue Code, decreases in the Company’s effective state tax rates, as well as tax preference items that occurred during the quarter, including the favorable settlement of a FIN 48 liability.
Core Molding Technologies recorded net income for the three months ended June 30, 2008 of $1,716,000 or $.25 per basic and $.24 per diluted share, compared with $1,266,000, or $.12 per basic and $.12 per diluted share, for the three months ended June 30, 2007. Weighted average shares outstanding decreased from 10,313,249 in the second quarter 2007, to 6,740,818 in the same period in 2008 primarily due to the 3,600,000 shares of common stock purchased from Navistar in July 2007. This stock purchase has had a net favorable effect on earnings per share for the three months ended June 30, 2008.
Six Months Ended June 30, 2008, As Compared To Six Months Ended June 30, 2007
Net sales for the six months ended June 30, 2008, totaled $59,024,000, representing an approximate 15% decrease from the $69,524,000 reported for the six months ended June 30, 2007. Included in total sales are tooling project sales of $3,646,000 and $14,188,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were $55,378,000 for the six months ended June 30, 2008 as compared to $55,336,000 for the six months ended June 30, 2007.
Sales to Navistar totaled $32,893,000 for the six months ended June 30, 2008, as compared to $31,863,000 for the six months ended June 30, 2007. Included in total sales are $2,793,000 of tooling sales for the six months ended June 30, 2008 compared to $8,143,000 for the six months ended June 30, 2007. Total product sales to Navistar increased by 27% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in product sales is primarily due to increased volume for programs started in 2007.
Sales to PACCAR totaled $15,534,000 for the six months ended June 30, 2008, as compared to $19,725,000 reported for the six months ended June 30, 2007. Included in total sales are $460,000 of tooling sales for the six months ended June 30, 2008 compared to $5,515,000 for the six months ended June 30, 2007. Total product sales to PACCAR increased by 6% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in product sales is due to increased volume for programs started in 2007.
Sales to other customers for the six months ended June 30, 2008, decreased approximately 41% to $10,597,000 from $17,936,000 for the six months ended June 30, 2007. This decrease is primarily related to decreases in product sales to a personal watercraft customer of approximately $4,023,000, a decrease in product sales to an automotive customer of $1,152,000 as well as decreases in sales to other truck and commercial customers.
Gross margin was approximately 17% of sales for the six months ended June 30, 2008, compared with 14% for the six months ended June 30, 2007. The increase was due to a combination of factors including production efficiencies and higher fixed cost absorption due to product sales volumes. Our manufacturing operations have significant fixed costs such as depreciation, post retirement healthcare costs, salary labor, lease expense and energy that do not change proportionately with sales. Also contributing to the increase in gross margin was the dilutive effect tooling project revenue has on gross margin for the six months ended June 30, 2007. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of SMC and molded products.
Selling, general and administrative expenses (“SG&A”) totaled $5,808,000 for the six months ended June 30, 2008, decreasing from $5,879,000 for the six months ended June 30, 2007.
Net interest expense totaled $361,000 for the six months ended June 30, 2008, compared to net interest income of $230,000 for the six months ended June 30, 2007. The Company had no interest income for the six months ended June 30, 2008 compared to $493,000 for the six months ended June 30, 2007 due to cash previously used for investing being used to repurchase Core Molding Technologies stock from Navistar in July of 2007. Interest expense increased to $361,000 compared to $263,000 for the six months ended June 30, 2007. The increase in interest expense is primarily a result of borrowings on the line of credit which were used to finance a portion of the stock repurchase from Navistar. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have decreased; however, due to the interest rate swaps Core Molding Technologies has entered into, the interest rate is essentially fixed for these two debt instruments.

Income taxes for the six months ended June 30, 2008, are estimated to be approximately 32% of total earnings before taxes or $1,187,000. In the six months ended June 30, 2007 income taxes were estimated to be 35% of total earnings before taxes or $1,303,000. The decrease in the effective tax rate is due to an increase in the deduction available to manufacturers under section 199 of the Internal Revenue Code, decreases in the Company’s effective state tax rates, as well as tax preference items that occurred during the quarter, including the favorable settlement of a FIN 48 liability.
Core Molding Technologies recorded net income for the six months ended June 30, 2008 of $2,580,000 or $.38 per basic and $.37 per diluted share, compared with $2,479,000, or $.24 per basic and $.23 per diluted share, for the six months ended June 30, 2007. Weighted average shares outstanding decreased from 10,288,840 in the second quarter 2007, to 6,736,043 in the same period in 2008 primarily due to the 3,600,000 shares of common stock purchased from Navistar in July 2007. This stock purchase has had a net favorable effect on earnings per share for the six months ended June 30, 2008.
Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures. While the current capital markets have been adversely impacted by a variety of economic factors, the Company believes that it will continue to have access to traditional bank financing.
Cash provided by operating activities for the six months ended June 30, 2008 totaled $1,543,000. Net income contributed $2,580,000 to operating cash flow. Non-cash deductions of depreciation and amortization also contributed $1,805,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $710,000 is not a current cash obligation, and this item will not be a cash obligation until additional employees retire and begin to utilize these benefits. Changes in working capital decreased cash provided by operating activities by $3,578,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales for the six months ended June 30, 2008 compared to the fourth quarter of 2007 which is partially offset by lower inventory levels.
Cash used in investing activities for the six months ended June 30, 2008 was $573,000, primarily representing purchases of machinery and equipment. On July 1, 2008 the Company announced that it has signed a letter of intent to purchase 22 acres of land and construct a manufacturing facility in Matamoros Mexico. The Company plans to invest approximately $20.2 million in the new facility that will replace its existing leased facility in Matamoros and add compression molding capabilities. To finance this purchase, the Company has received bank financing commitments for new borrowings. The Company also plans to spend an additional $1,694,000 for the remainder of the year for other approved capital projects, which primarily relate to purchases of machinery and equipment. These capital additions will be funded by cash from operations and borrowings on the Company’s line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.
Financing activities decreased cash by $970,000. This decrease is related to principal repayments on its secured note payable of $643,000 and its industrial revenue bond of $285,000. Additionally, cash was also used to make payments to reduce the line of credit by $89,000.
At June 30, 2008, the Company had no cash on hand and a line of credit of $15,000,000, with a scheduled maturity of April 30, 2009. At June 30, 2008, Core Molding Technologies had outstanding borrowings of $2,162,000 on this line of credit.
As of June 30, 2008, the Company was in compliance with its financial debt covenants for the secured note payable, the line of credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2008. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and financial liabilities that are measured at fair value as of the beginning of fiscal year 2008. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test and long-lived assets measured at fair value for an impairment assessment.

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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact FSP FAS 142-3 will have on our Consolidated Financial Statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on our financial condition, results of operations or cash flows.
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $253,000 at June 30, 2008 and $334,000 at December 31, 2007. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $1,566,000 at June 30, 2008 and $1,576,000 at December 31, 2007.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2008.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2008 and December 31, 2007 of $1,099,000 and $1,141,000, respectively.
Post retirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2007 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $17,088,000 at June 30, 2008 and $16,442,000 at December 31, 2007.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2008 the Company has recorded a net liability related to tooling in progress of $241,000, which represents approximately $3,312,000 of progress tooling billings and $3,071,000 of progress tooling expenses. At December 31, 2007 the Company had recorded a net liability related to tooling in progress of $102,000, which represents approximately $4,738,000 of progress tooling billings and $4,636,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at June 30, 2008 and December 31, 2007, includes a deferred tax asset of $7,802,000 and $7,799,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2007 Annual Report to Shareholders.

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
Assuming a hypothetical 10% change in short-term interest rates in both the six month periods ended June 30, 2008 and 2007, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact. In 2007, to support the purchase of treasury stock, Core Molding Technologies’ utilized the revolving line of credit which has a balance of $2,162,000 at June 30, 2008. The interest rate is impacted by LIBOR. A hypothetical 10% change in short-term interest rates in 2008 could impact the interest paid by the Company, however, it would not have a material effect on earnings before tax.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of the stockholders of Core Molding Technologies held on May 14, 2008, the following issue was voted upon with the indicated results:

A. Election of Directors:	Shares Voted For	Shares Voted Against
Kevin L. Barnett	4,697,822	1,145,609
Thomas R. Cellitti	4,698,822	1,144,609
James F. Crowley	5,093,208	750,223
Ralph O. Hellmold	5,204,640	638,791
Malcolm M. Prine	5,204,890	638,541
The above elected directors constitute the full acting Board of Directors for Core Molding Technologies; all terms expire at the 2009 annual meeting of stockholders of the Company.
Item 5. Other Information
None
Item 6. Exhibits
See Index to Exhibits

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: August 11, 2008	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and

Date: August 11, 2008	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. As filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location

3(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-K filed July 19, 2007

10(a)	Supply agreement, dated June 23, 2008 by and between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[2]	Filed Herein

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

Exhibit No.	Description	Location

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 11, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated August 11, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission (“SEC”) upon request.

[2]	The Supply Agreement, as filed with the SEC as Exhibit 10(a) hereto, omits the appendices identified therein. Core Molding Technologies, Inc. will provide any omitted appendices to the SEC upon request. Certain portions of the Supply Agreement have also been omitted intentionally, subject to a confidentiality treatment request. A complete version of the Supply Agreement has been filed separately with the SEC.