Form 10-Q
period 2008-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2008-11-12
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐     NO ☑
          As of November 11, 2008, the latest practicable date, 6,850,896 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable (less allowance for doubtful accounts:
September 30, 2008 - $160,000; December 31, 2007 - $334,000)	19,905,714	12,469,502
Inventories:
Finished and work in process goods	3,103,421	3,333,119
Stores	4,860,906	5,011,291

Total inventories	7,964,327	8,344,410

Deferred tax asset-current portion	1,625,781	1,625,781
Foreign sales tax receivable	1,198,690	959,767
Prepaid expenses and other current assets	566,286	632,329

Total current assets	31,260,798	24,031,789

Property, plant and equipment	67,845,644	59,906,910
Accumulated depreciation	(32,318,839)	(29,691,245)

Property, plant and equipment — net	35,526,805	30,215,665

Deferred tax asset	6,172,389	6,173,514
Goodwill	1,097,433	1,097,433
Customer list / Non-compete	49,518	87,629
Other assets	71,491	89,168

Total	$74,178,434	$61,695,198

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities Current portion of long-term debt	$1,895,716	$1,865,716
Notes payable line of credit	8,190,773	2,251,863
Current portion of postretirement benefits liability	489,000	489,000
Accounts payable	8,469,801	8,537,895
Tooling in progress	7,706	102,419
Accrued liabilities:
Compensation and related benefits	5,103,649	3,350,867
Interest payable	98,376	89,721
Taxes	680,249	23,221
Other	1,048,450	1,067,792

Total current liabilities	25,983,720	17,778,494

Long-term debt	4,489,276	5,913,563
Interest rate swap	251,054	223,566
Postretirement benefits liability	16,934,911	15,952,891

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: September 30, 2008 and December 31, 2007 - 0	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; Outstanding shares: 6,762,790 at September 30, 2008 and 6,727,871 at December 31, 2007	67,628	67,279
Paid-in capital	22,958,433	22,614,127
Accumulated other comprehensive loss, net of income tax benefit	(2,129,747)	(2,209,540)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	31,802,213	27,533,872

Total stockholders’ equity	26,519,473	21,826,684

Total	$74,178,434	$61,695,198

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales:
Products	$29,497,102	$23,744,611	$84,875,561	$79,080,653
Tooling	533,461	6,175,333	4,179,133	20,363,658

Total Sales	30,030,563	29,919,944	89,054,694	99,444,311

Cost of sales	23,456,538	25,214,124	71,387,397	84,106,093
Postretirement benefits expense	536,163	626,753	1,692,266	1,828,391

Total cost of sales	23,992,701	25,840,877	73,079,663	85,934,484

Gross Margin	6,037,862	4,079,067	15,975,031	13,509,827

Selling, general and administrative expense	3,076,224	2,667,215	8,621,814	8,273,378
Postretirement benefits expense	109,816	119,381	372,380	391,963

Total selling, general and administrative expense	3,186,040	2,786,596	8,994,194	8,665,341

Income before interest and taxes	2,851,822	1,292,471	6,980,837	4,844,486

Interest income	—	49,103	—	542,166
Interest expense	(179,395)	(228,696)	(540,866)	(491,409)

Income before income taxes	2,672,427	1,112,878	6,439,971	4,895,243

Income tax expense	984,500	395,696	2,171,630	1,699,158

Net Income	$1,687,927	$717,182	$4,268,341	$3,196,085

Net income per common share:
Basic	$0.25	$0.10	$0.63	$0.34

Diluted	$0.24	$0.09	$0.61	$0.33

Weighted average shares outstanding:
Basic	6,748,590	7,441,871	6,740,225	9,339,984

Diluted	7,048,520	7,727,088	7,054,157	9,658,583

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	6,727,871	$67,279	$22,614,127	$27,533,872	$(2,209,540)	$(26,179,054)	$21,826,684

Net income				4,268,341			4,268,341

Hedge accounting effect of the interest rate swaps, net of deferred income tax expense of $9,209					17,877		17,877

Amortization of unrecognized net loss on post retirement benefit, net of tax expense of $34,083					61,916		61,916

Comprehensive income							4,348,134

Common shares issued from exercise of stock options	29,000	290	90,210				90,500

Restricted stock	5,919	59	41,292				41,351

Share-based compensation			212,804				212,804

Balance at September 30, 2008	6,762,790	$67,628	$22,958,433	$31,802,213	$(2,129,747)	$(26,179,054)	$26,519,473

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Net income	$4,268,341	$3,196,085

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,683,383	2,622,594
Deferred income taxes	(42,162)	(19,504)
Ineffectiveness of swap	54,573	9,780
Share based compensation	254,154	206,265
Gain on disposal of assets	—	(1,039)
(Gain)/Loss on translation of foreign currency financial statements	(26,077)	7,826
Change in operating assets and liabilities:
Accounts receivable	(7,436,212)	2,550,481
Inventories	380,083	(713,489)
Prepaid and other assets	(172,882)	(70,005)
Accounts payable	(185,845)	1,749,603
Accrued and other liabilities	2,304,415	(3,313,544)
Postretirement benefits liability	1,078,013	1,548,375

Net cash provided by operating activities	3,159,784	7,773,428

Cash flows from investing activities:

Purchase of property, plant and equipment	(7,794,907)	(2,507,335)
Proceeds from sale of property and equipment	—	1,039

Net cash used in investing activities	(7,794,907)	(2,506,296)

Cash flows from financing activities:

Proceeds from issuance of common stock	90,500	341,732
Tax effect from exercise of stock options	—	112,217
Payments related to acquisition of stock	—	(26,215,054)
Gross repayments on line of credit	(33,752,230)	(6,480,357)
Gross borrowings on line of credit	39,691,140	12,237,392
Payments of principal on secured note payable	(964,287)	(964,285)
Payment of principal on industrial revenue bond	(430,000)	(395,000)

Net cash provided by (used in) financing activities	4,635,123	(21,363,355)

Net decrease in cash and cash equivalents	—	(16,096,223)
Cash and cash equivalents at beginning of period	—	16,096,223

Cash and cash equivalents at end of period	$—	$—

Cash paid (received) for:
Interest	$463,650	$(128,812)

Income taxes (net of tax refunds)	$1,561,622	$(412,264)

Non cash:
Fixed asset purchases in accounts payable	$143,827	$69,701

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for smaller reporting companies and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2008, the results of operations for the three and nine months ended September 30, 2008, and the cash flows for the nine months ended September 30, 2008. The “Consolidated Notes to Financial Statements,” which are contained in the 2007 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$1,687,927	$717,182	$4,268,341	$3,196,085

Weighted average common shares Outstanding	6,748,590	7,441,871	6,740,225	9,339,984
Plus: dilutive options assumed exercised	550,225	593,700	550,225	593,700
Less: shares assumed repurchased with proceeds from exercise	(283,037)	(324,299)	(281,788)	(304,545)
Plus: dilutive effect of nonvested restricted stock grants	32,742	15,816	45,495	29,444

Weighted average common and potentially issuable common shares outstanding	7,048,520	7,727,088	7,054,157	9,658,583

Basic net income per common share	$0.25	$0.10	$0.63	$0.34
Diluted net income per common share	$0.24	$0.09	$0.61	$0.33
For the nine months ended September 30, 2008 and 2007 there were 25,000 and 33,000 antidilutive options, respectively.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation, and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Navistar product sales	$17,434,140	$11,175,119	$47,533,592	$34,894,733
Navistar tooling sales	74,750	36,603	2,868,221	8,179,984

Total Navistar sales	17,508,890	11,211,722	50,401,813	43,074,717

PACCAR product sales	7,350,397	7,318,936	22,424,684	21,529,607
PACCAR tooling sales	380,818	6,007,125	840,964	11,521,919

Total PACCAR sales	7,731,215	13,326,061	23,265,648	33,051,526

Other product sales	4,712,565	5,250,556	14,917,285	22,656,313
Other tooling sales	77,893	131,605	469,948	661,755

Total other sales	4,790,458	5,382,161	15,387,233	23,318,068

Total product sales	29,497,102	23,744,611	84,875,561	79,080,653
Total tooling sales	533,461	6,175,333	4,179,133	20,363,658

Total sales	$30,030,563	$29,919,944	$89,054,694	$99,444,311

4. Comprehensive Income
Comprehensive income represents net income plus the results of certain equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$1,687,927	$717,182	$4,268,341	$3,196,085

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $11,996 and $9,209 for the three and nine months ended September 30, 2008 and net of deferred tax benefit of $38,860 and $25,843 for the three and nine months ended September 30, 2007, respectively.	23,286	(61,309)	17,877	(40,386)

Amortization of previously unrecognized postretirement plan loss, net of deferred tax expense of $11,361 and $34,083 for the three and nine months ended September 30, 2008 deferred income tax expense of $24,877 and $74,630 for the three and nine months ended September 30, 2007, respectively.	20,639	42,908	61,916	128,725

Comprehensive income	$1,731,852	$698,781	$4,348,134	$3,284,424

5. Postretirement Benefits
The component of expense for all of Core Molding Technologies’ postretirement benefits plans for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension expense:
Defined contribution plan
Contributions	$66,000	$127,000	$315,000	$354,000
Multi-employer plan
Contributions	126,000	103,000	389,000	318,000

Total pension expense	192,000	230,000	704,000	672,000

Health and life insurance:
Service cost	159,000	199,000	477,000	598,000
Interest cost	263,000	249,000	788,000	747,000
Amortization of net loss	32,000	68,000	96,000	203,000

Net periodic benefit cost	454,000	516,000	1,361,000	1,548,000

Total postretirement benefits expense	$646,000	$746,000	$2,065,000	$2,220,000

Core Molding Technologies’ has made payments of approximately $701,000 to pension plans and $282,000 for postretirement healthcare costs through September 30, 2008 and expects to make approximately $177,000 of pension plans payments through the remainder of 2008. The Company also expects to make approximately $207,000 of postretirement healthcare payments through the remainder of 2008, all of which are accrued.
6. Debt
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company has entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the counterparty and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the IRB. Any ineffectiveness of the swap is recorded as an adjustment to interest expense and historically has not been material. Interest expense of $54,573 and $9,780 was recorded for the nine months ended September 30, 2008 and 2007, respectively, related to ineffectiveness of the swap. The fair value of the swap was a liability of $232,485 and $228,156 as of September 30, 2008 and December 31, 2007, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Company’s bank note payable. Under this agreement, the Company pays a fixed rate of 5.75% to the counterparty and receives LIBOR plus 200 basis points. The swap term and notional amount match the payment schedule on the bank note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. The fair value of the swap was a liability of $18,569 and an asset of $4,590 as of September 30, 2008 and December 31, 2007, respectively. While the Company is exposed to credit loss on its interest rate swap in the even of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.

Line of Credit
At September 30, 2008, the Company had available a $15,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2009. The line of credit bears interest at LIBOR plus 200 basis points. The line of credit is collateralized by all the Company’s assets. At September 30, 2008 and December 31, 2007 there was an outstanding balance of $8,190,773 and $2,251,863, respectively. The outstanding balance on the line of credit is due April 2009; therefore the Company has classified the outstanding balance as a current liability on its consolidated balance sheet. Included in the balance of the line of credit at September 30, 2008 is approximately $7,179,000 of spending for the construction of a new manufacturing facility and transition costs related to that project. The Company has commitments from a bank for new loan facilities to fund this project, but has not yet closed on these loans. Upon closing of these loans, proceeds will be used to pay down the balance on the Line of Credit for this spending.
7. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48 the Company recognized a $68,000 increase to retained earnings. This increase is represented by the recognition of state tax benefits of $212,000 and related accrued interest receivable of $16,000. These benefits generate a federal tax liability of $60,000. The Company also recorded a liability for unrecognized tax benefits of $52,000 and $48,000 related to uncertain state and foreign tax positions, respectively and the amounts were recorded in income tax receivable in the consolidated balance sheet. As of December 31, 2007, the unrecognized tax benefit liability had been reduced to $24,000 due to the resolution of certain state and foreign tax matters. The unrecognized tax liability of $24,000 favorably settled in 2008 and therefore was credited to tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months. The Company recently was notified that the Company’s 2006 Federal income tax return will be audited. The audit is in the initial stages and no findings have been made at this time.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2008:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2007	620,700	$3.33
Exercised	(29,000)	3.12
Granted	—	—
Forfeited	(16,475)	4.73

Outstanding at September 30, 2008	575,225	$3.30

Exercisable at September 30, 2008	447,310	$3.27

The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2008:

	Number	Weighted
	Of	Average
	Shares	Exercise Price
Unvested at December 31, 2007	162,350	$3.46
Granted	—	—
Vested	(23,635)	3.24
Forfeited	(10,800)	4.67

Unvested at September 30, 2008	127,915	$3.40

At September 30, 2008 and 2007, there was $170,208 and $315,282, respectively, of total unrecognized compensation cost, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the nine months ended September 30, 2008 and 2007 was $93,220 and, $96,773, respectively. This compensation expense is allocated such that $66,977 and $70,375 are included in selling, general and administrative expenses and $26,243 and $26,398 are recorded in cost of sales for the nine months ended September 30, 2008 and 2007, respectively.
Restricted Stock
In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of Restricted Stock. These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of September 30, 2008 and changes during the nine months ended September 30, 2008:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2007	61,416	$7.02
Granted	41,635	7.01
Vested	(5,919)	6.99
Forfeited	—	—

Unvested at September 30, 2008	97,132	$7.02

As of September 30, 2008 and 2007, there was $421,954 and $309,976, respectively, of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the nine months ended September 30, 2008 and 2007 was $160,934 and $109,492, respectively, all of which was recorded to selling, general and administrative expense.
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
Navistar continues to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.8% of the shares outstanding at September 30, 2008. Navistar is also the Company’s largest customer, accounting for approximately 57% of the Company’s 2008 year-to-date sales.

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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was effective for fiscal years beginning after November 15, 2007. The application of FAS-159 did not have any impact on the Company’s earnings or financial position, because the Company did not elect to use the fair value option for any financial assets or liabilities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is an amendment of FASB Statement No. 133, and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective prospectively for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of the provisions of FAS-161 on the consolidated financial statements.
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
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS be adjusted retroactively. We do not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP is not anticipated to have an impact on our consolidated financial position and results of operations

Part I — Financial Information
Item 2
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

Core Molding Technologies recorded net income for the nine months ended September 30, 2008 of $4,268,000 or $.63 per basic and $.61 per diluted share, compared with $3,196,000, or $.34 per basic and $.33 per diluted share, for the nine months ended September 30, 2007. In July 2007, the Company purchased 3,600,000 shares of its stock from Navistar. This share repurchase resulted in a favorable impact on earnings per share for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to lower outstanding shares.
The Company anticipates some softening in sales levels during the fourth quarter of 2008 as a result of the uncertainties in the current economy. However, Core Molding Technologies is planning for a modest improvement in truck demand in 2009. Industry sources are forecasting anywhere from a modest decrease to a significant increase in truck orders for this time period.
Additionally, in connection with the construction of a new manufacturing facility in Mexico, the Company expensed approximately $375,000 of transition costs through September 30, 2008. The Company expects to incur approximately $750,000 of additional transition expenses in the fourth quarter of 2008.
Results of Operations
          Three Months Ended September 30, 2008, As Compared To Three Months Ended September 30, 2007
Net sales for the three months ended September 30, 2008, totaled $30,031,000, compared to $29,920,000 reported for the three months ended September 30, 2007. Included in total sales are tooling project sales of $533,000 and $6,175,000 for the three months ended September 30, 2008 and September 30, 2007, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales of $29,497,000, which excludes tooling project sales, were approximately 24% higher for the three months ended September 30, 2008, compared to $23,745,000 for the same period a year ago. The increase in product sales is primarily due to increased volume for programs started in 2007.
Sales to Navistar totaled $17,509,000 for the three months ended September 30, 2008, increasing 56% from $11,212,000 in sales for the three months ended September 30, 2007. Included in total sales is $75,000 of tooling sales for the three months ended September 30, 2008 compared to $37,000 for the same three months in 2007. Product sales to Navistar were $17,434,000, a 56% increase for the three months ended September 30, 2008 compared to product sales of $11,175,000 for the same period in 2007. The increase in product sales is primarily due to increased volume for programs started in 2007, as well as some improvement in the demand for other products that the Company manufactures for Navistar.
Sales to PACCAR totaled $7,731,000 for the three months ended September 30, 2008, decreasing 42% from $13,326,000 in sales for the three months ended September 30, 2007. Included in total sales is $381,000 of tooling sales for the three months ended September 30, 2008 compared to $6,007,000 for the same three months in 2007. Product sales to PACCAR were $7,350,000 for the three months ended September 30, 2008 compared to $7,319,000 for the same period of the prior year. Product sales were favorably affected by increased volume for programs started in 2007 but largely offset by a decrease in sales for other products the Company manufactures for PACCAR.
Sales to other customers for the three months ended September 30, 2008 decreased 11% to $4,790,000 compared to $5,382,000 for the three months ended September 30, 2007. This decrease is primarily related to decreases in product sales to customers in the marine industry, which was partially offset by increased sales to other customers.
Gross margin was approximately 20% of sales for the three months ended September 30, 2008, compared with 14% for the three months ended September 30, 2007. The increase was due to favorable operating efficiencies and increased fixed cost absorption related to higher product sales. Our manufacturing operations have significant fixed costs such as depreciation, post retirement healthcare costs, salary labor, lease expense and energy that do not change proportionately with sales.
Selling, general and administrative expenses (“SG&A”) totaled $3,186,000 for the three months ended September 30, 2008, increasing from $2,787,000 for the three months ended September 30, 2007. The increase was primarily due to increases in the Company’s profit sharing amounts resulting from improved earnings for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Net interest expense totaled $179,000 for the three months ended September 30, 2008, compared to $180,000 for the three months ended September 30, 2007. The Company had no interest income for the three months ended September 30, 2008 compared to $49,000 for the three months ended September 30, 2007 due to cash previously used for investing being used to repurchase Core Molding Technologies stock from Navistar in July of 2007. Interest expense decreased for the three months ending September 30, 2008 compared to the three months ending September 30, 2007 due to lower outstanding balances on the line of credit as well as a reduction in term debt from regularly scheduled principal payments. Partially offsetting the decrease in interest expense was an increase in expense recorded related to ineffectiveness of the IRB interest rate swap. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have decreased; however, due to the interest rate swaps Core Molding Technologies has previously entered into, the interest rate is essentially fixed for these two debt instruments.
Income taxes for the three months ended September 30, 2008, are estimated to be approximately 37% of total earnings before taxes. In the three months ended September 30, 2007 income taxes were estimated to be 36% of total earnings before taxes. The effective tax rate increased as a result of a larger proportion of income generated in higher taxing jurisdictions for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.
Core Molding Technologies recorded net income for the three months ended September 30, 2008 of $1,688,000 or $.25 per basic and $.24 per diluted share, compared with $717,000, or $.10 per basic and $.09 per diluted share, for the three months ended September 30, 2007. Weighted average shares outstanding decreased from 7,441,871 in the third quarter 2007, to 6,748,590 in the same period in 2008 primarily due to the affect of the Company’s purchase of Treasury Stock in July 2007.
          Nine Months Ended September 30, 2008, As Compared To Nine Months Ended September 30, 2007
Net sales for the nine months ended September 30, 2008, totaled $89,055,000, representing an approximate 10% decrease from the $99,444,000 reported for the nine months ended September 30, 2007. Included in total sales are tooling project sales of $4,179,000 and $20,364,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales of $84,876,000, which excludes tooling project sales, were approximately 7% higher for the nine months ended September 30, 2008, compared to product sales of $79,081,000 for the nine months ended September 30, 2007. The increase in product sales is primarily due to increased volume of programs started in 2007.
Sales to Navistar totaled $50,402,000 for the nine months ended September 30, 2008, compared to $43,075,000 for the nine months ended September 30, 2007. Included in total sales were $2,868,000 of tooling sales for the nine months ended September 30, 2008 compared to $8,180,000 for the nine months ended September 30, 2007. Total product sales to Navistar were $47,534,000 an increase of 36% for the nine months ended September 30, 2008 compared to product sales of $34,895,000 for the nine months ended September 30, 2007. The increase in product sales is primarily due to increased volume for programs started in 2007.
Sales to PACCAR totaled $23,266,000 for the nine months ended September 30, 2008, as compared to $33,052,000 reported for the nine months ended September 30, 2007. Included in total sales were $841,000 of tooling sales for the nine months ended September 30, 2008 compared to $11,522,000 for the nine months ended September 30, 2007. Total product sales to PACCAR were $22,425,000 an increase of 4% for the nine months ended September 30, 2008 compared to product sales of $21,530,000 for the nine months ended September 30, 2007. The increase in product sales is due to increased volume for programs started in 2007, partially offset by a decrease in sales for other products the Company manufactures for PACCAR.
Sales to other customers for the nine months ended September 30, 2008, decreased approximately 34% to $15,387,000 from $23,318,000 for the nine months ended September 30, 2007. This decrease is primarily related to decreases in product sales to customers in the marine industry of approximately $5,360,000 and a decrease in product sales to an automotive customer of $1,115,000.
Gross margin was approximately 18% of sales for the nine months ended September 30, 2008, compared with 14% for the nine months ended September 30, 2007. The increase was due to a combination of factors including higher fixed cost absorption due to product sales volumes and production efficiencies. Our manufacturing operations have significant fixed costs such as depreciation, post retirement healthcare costs, salary labor, lease expense and energy that do not change proportionately with sales. Also contributing to the increase in gross margin was the dilutive effect tooling project revenue has on gross margin for the nine months ended September 30, 2007. Historically, Core Molding Technologies has not achieved margins on tooling projects similar to margins on its sales of its products.

Selling, general and administrative expenses (“SG&A”) totaled $8,994,000 for the nine months ended September 30, 2008, increasing from $8,665,000 for the nine months ended September 30, 2007. The increase was primarily due to increases in the Company’s profit sharing amounts resulting from improved earnings for the nine months ended September 30, 2008 compared to the three months ended September 30, 2007.
Net interest expense totaled $541,000 for the nine months ended September 30, 2008, compared to net interest income of $51,000 for the nine months ended September 30, 2007. The Company had no interest income for the nine months ended September 30, 2008 compared to $542,000 for the nine months ended September 30, 2007 due to cash previously used for investing being used to repurchase Core Molding Technologies stock from Navistar in July of 2007. Interest expense increased to $541,000 compared to $491,000 for the nine months ended September 30, 2007. The increase in interest expense is primarily a result of borrowings on the line of credit which were used to finance a portion of the stock repurchase from Navistar. Also contributing to the increase is additional expense recorded related to ineffectiveness of the IRB interest rate swap. Variable interest rates experienced by Core Molding Technologies with respect to its two long-term borrowing facilities have decreased; however, due to the interest rate swaps Core Molding Technologies has entered into, the interest rate is essentially fixed for these two debt instruments.
Income taxes for the nine months ended September 30, 2008, are estimated to be approximately 34% of total earnings before taxes or $2,172,000. In the nine months ended September 30, 2007 income taxes were estimated to be 35% of total earnings before taxes or $1,699,000.
Core Molding Technologies recorded net income for the nine months ended September 30, 2008 of $4,268,000 or $.63 per basic and $.61 per diluted share, compared with $3,196,000, or $.34 per basic and $.33 per diluted share, for the nine months ended September 30, 2007. Weighted average shares outstanding decreased from 9,339,984 in the three months ended September 30, 2007, to 6,740,225 in the same period in 2008 primarily due to the Company’s purchase of Treasury Stock in July 2007.
Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired the Company’s ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impact the Company’s ability to borrow in the future.
Cash provided by operating activities for the nine months ended September 30, 2008 totaled $3,160,000. Net income contributed $4,268,000 to operating cash flow. Non-cash deductions of depreciation and amortization also contributed $2,683,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $1,078,000 is not a current cash obligation, and this item will not be a cash obligation until additional employees retire and begin to utilize these benefits. Changes in working capital decreased cash provided by operating activities by $5,110,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales for the three months ended September 30, 2008 compared to the three months ended December 31, 2007 which is partially offset by lower accrued and other liabilities.
Cash used in investing activities for the nine months ended September 30, 2008 was $7,795,000, primarily representing purchases related to the Company’s construction of a new manufacturing facility in Mexico. The Company previously announced plans to invest approximately $20.2 million in the new facility that will replace its existing leased facility in Mexico and add compression molding capabilities. To finance this project, the Company has received bank financing commitments for new borrowings. Currently, the Company is using its line of credit until the new financing has been closed. The Company plans to spend an additional $6,095,000 for the remainder of the year for capital projects, $5,301,000 of which relates to the Company’s new facility in Mexico. The planned capital additions are expected to be funded from the new financing, borrowings on the Company’s line of credit and cash provided by operations. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.

Financing activities increased cash by $4,635,000. This increase is related to net borrowings of $5,939,000 on the line of credit. This was partially offset by principal repayments on its secured note payable of $964,000 and its industrial revenue bond of $430,000.
At September 30, 2008, the Company had no cash on hand and a line of credit of $15,000,000, with a scheduled maturity of April 30, 2009. At September 30, 2008, Core Molding Technologies had outstanding borrowings of $8,191,000 on this line of credit.
As of September 30, 2008, the Company was in compliance with its financial debt covenants for the secured note payable, the line of credit and letter of credit securing the industrial revenue bond and certain equipment leases. The covenants relate to maintaining certain financial ratios. Management expects Core Molding Technologies to meet these covenants for the year 2008. However, if a material adverse change in the financial position of Core Molding Technologies should occur, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was effective for fiscal years beginning after November 15, 2007. The application of FAS-159 did not have any impact on the Company’s earnings or financial position, because the Company did not elect to use the fair value option for any financial assets or liabilities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is an amendment of FASB Statement No. 133, and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective prospectively for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of the provisions of FAS-161 on the consolidated financial statements.
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
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS be adjusted retroactively. We do not have share-based payment awards that contain rights to nonforfeitable dividends, thus this FSP is not anticipated to have an impact on our consolidated financial position and results of operations

Critical Accounting Policies and Estimates
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $160,000 at September 30, 2008 and $334,000 at December 31, 2007. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $1,705,000 at September 30, 2008 and $1,576,000 at December 31, 2007.
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
Goodwill and Long-Lived Assets: Management tests for impairment of goodwill annually on December 31st or as events occur or circumstances change, as defined by SFAS 142, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, management tests its long-lived assets for impairment if an indicator of impairment exists as defined by SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities below the assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company did not have an indicator of impairment as of September 30, 2008 and has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2008.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2008 and December 31, 2007 of $1,127,000 and $1,141,000, respectively.
Post retirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies for certain Columbus facility employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Consolidated Notes to Financial Statements, which are contained in the 2007 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $17,424,000 at September 30, 2008 and $16,442,000 at December 31, 2007.

Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2008 the Company has recorded a net liability related to tooling in progress of $8,000, which represents approximately $3,573,000 of progress tooling billings and $3,565,000 of progress tooling expenses. At December 31, 2007 the Company had recorded a net liability related to tooling in progress of $102,000, which represents approximately $4,738,000 of progress tooling billings and $4,636,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at September 30, 2008 and December 31, 2007, includes a deferred tax asset of $7,798,000 and $7,799,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 in Core Molding Technologies 2007 Annual Report to Shareholders.

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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate. The Company has an interest rate swap to fix the interest rate at 4.89%; (2) revolving line of credit, which bears a variable interest rate; (3) bank note payable with a variable interest rate. The Company entered into a swap agreement effective January 1, 2004, to fix the interest rate at 5.75%; (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various materials for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse affect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates in both the nine month periods ended September 30, 2008 and 2007, interest expense would not change significantly, as the interest rate swap agreements would generally offset the impact. Core Molding Technologies’ has utilized a revolving line of credit which has a balance of $8,191,000 at September 30, 2008. The interest rate is impacted by LIBOR. A hypothetical 10% change in short-term interest rates in 2008 could impact the interest paid by the Company, however, it would not have a material effect on earnings before tax.

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

Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition and results of operations.

The financial markets could experience a period of turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these types of events in the financial market cannot be predicted, they could have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. A financial crisis may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of new heavy-duty trucks or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations

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

CORE MOLDING TECHNOLOGIES, INC.
Date: November 12, 2008	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: November 12, 2008	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. As filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location

3(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-K filed July 19, 2007

10(a)	Maximum Guaranteed Price Design Construction Contract, effective August 27, 2008, between Corecomposites de Mexico, S. de R.L. de C.V. and AS construcciones Del Norte, S.A. de C.V.	Filed Herein

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

Exhibit No.	Description	Location

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 12, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated November 12, 2008, pursuant to 18 U.S.C. Section 1350	Filed Herein

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