Form 10-K
period 2008-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2009-04-01
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1481870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Manor Park Drive, P.O. Box 28183, Columbus, Ohio	43228 - 0183
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (614) 870-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	NYSE Alternext US
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $43,202,009, based upon the closing sale price of $7.10 on the NYSE AMEX (formerly the American Stock Exchange) on June 30, 2008, the last business day of registrant’s most recently completed second fiscal quarter. As of the close of business on March 27, 2009, the number of shares of registrant’s Common Stock outstanding was 6,850,896.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2009 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS
HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.
In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation. On December 31, 1996, RYMAC merged with the Company with the result being that the Company was the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from Navistar in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar. Navistar currently owns 664,000 shares (9.8%) of the outstanding stock of the Company.
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
In conjunction with establishment of operations for the assets acquired in the Airshield Asset Acquisition, the Company established a Mexican subsidiary and leases a production facility in Mexico. In October 2001, the Company (5% owner) and Core Composites Corporation (95% owner) incorporated Corecomposites de Mexico, S. de R.L. de C.V. (“Corecomposites”) in Matamoros, Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all products produced are exported back to Core Composites Corporation which sells such product to United States based external customers. In August of 2008, the Company entered into a construction agreement to begin building a new 437,000 square foot production facility in Matamoros, Mexico that will replace its leased facility. Occupancy is expected during the second quarter of 2009.
In September 2004, the Company formed Core Automotive Technologies, LLC (“Core Automotive”), a Delaware limited liability company and wholly owned subsidiary of the Company. This entity was formed for the purpose of establishing operations and holding assets acquired from Keystone Restyling, Inc., which the Company acquired as part of its diversified growth strategy in September, 2004. Keystone Restyling, Inc. was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the automotive and light truck aftermarket industries. The Company’s facility in Matamoros, Mexico provides manufacturing services for Core Automotive Technologies.
In August 2005, the Company formed Core Composites Cincinnati, LLC (“Core Composites Cincinnati”), a Delaware limited liability company and wholly owned subsidiary of the Company. This entity was formed for the purpose of establishing operations and holding assets acquired from the Cincinnati Fiberglass Division of Diversified Glass Inc., which the Company acquired in August, 2005. The Cincinnati Fiberglass Division of Diversified Glass, Inc. was a privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. As a result of this acquisition, the Company has leased a manufacturing facility in Batavia, Ohio.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries, federal and state regulations (including engine emission regulations); general economic conditions in the countries in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; changes to federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; inefficiencies related to the transfer and start up of Core Molding Technologies new Matamoros production facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four manufacturing facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. Compression molding production will also be added to Matamoros, Mexico in 2009 upon completion of the Company’s new manufacturing facility. The Matamoros facility also utilizes spray-up and hand lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing the vacuum infusion process to produce reinforced plastic products. The Batavia facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry as Core Automotive Technologies, doing business as Keystone Restyling Products.
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
MAJOR COMPETITORS
The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, VRIM, and MIT molding processes in the United States. The Company faces competition from a number of other molders including, most significantly, Meridian Automotive Systems, Molded Fiber Glass Companies, Continental Structural Plastics, Sigma Industries and Premix. The Company believes that it is well positioned to compete based primarily on manufacturing capability, product quality, engineering capability, cost, and delivery. However, the industry remains highly competitive and some of the Company’s competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.
MAJOR CUSTOMERS
The Company currently has two major customers, Navistar and PACCAR. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar or PACCAR would have a material adverse effect on the business of the Company.
Relationship with Navistar
In June 2008, the Company entered into a new Comprehensive Supply Agreement, which was effective as of June 24, 2008. Under this Comprehensive Supply Agreement, the Company continues to be the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013.
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
The North American truck market in which Navistar competes is highly competitive and the demand for heavy and medium duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to Navistar amounted to approximately 57%, 44%, and 50%, of total sales for 2008, 2007, and 2006, respectively.
Relationship with PACCAR
As a result of the August 1, 2005, acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., the Company increased its supply relationship with PACCAR. The Company produces hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, and other components for PACCAR who uses such products on its heavy and medium-duty trucks.
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
The North American truck market in which PACCAR competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to PACCAR amounted to approximately 26%, 33%, and 22% of total sales for 2008, 2007, and 2006, respectively.
OTHER CUSTOMERS
The Company also produces products for other truck manufacturers, the marine industry, commercial product industries, automotive aftermarket industries, and various other customers. Sales to these customers individually were all less than 10% of total annual sales. Sales to these customers amounted to approximately 17%, 23% and 28% of total sales for 2008, 2007 and 2006 respectively.
EXPORT SALES
The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars, were approximately $15,603,000, $18,509,000, and $32,098,000, for the years ended 2008, 2007, and 2006, respectively. These export sales dollars represent approximately 13%, 15%, and 20%, of total sales for 2008, 2007, and 2006, respectively.
FOREIGN OPERATIONS
As a result of the Airshield Asset Acquisition, the Company began importing products into the United States, as many products produced in the Company’s Mexican facility are sold to customers in the United States. Import sales, which are denominated in United States dollars, were approximately $14,492,000, $18,329,000 and $23,897,000, for the years ended 2008, 2007 and 2006 respectively. The sales of products imported were approximately 12%, 15%, and 15%, of total sales in 2008, 2007, and 2006, respectively.
The Company owns long-lived assets totaling $11,563,000 at December 31, 2008 that are located in its Mexican facility, of which $8,787,000 is part of the construction of the Company’s new manufacturing facility in Mexico.
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
The Company has the capacity to manufacture approximately 48 million pounds of SMC sheet material annually. The following table shows production of SMC for 2008, 2007, and 2006.

SMC Pounds
Produced
Year	(Millions)
2008	22
2007	22
2006	31

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
As of December 31, 2008, the Company owns 19 compression-molding presses in its Columbus, Ohio plant, which range in size from 500 to 4,500 tons. The Company also owns nine presses and leases two presses in its Gaffney, South Carolina plant, which range in size from 1,000 to 3,000 tons. In December 2008, the Company began the process of moving one press from its Columbus, Ohio plant and four presses from its Gaffney, South Carolina plant to Matamoros, Mexico to be installed in its new manufacturing facility.
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
The Company currently operates 13 separate spray-up or hand lay up cells in the Matamoros, Mexico facility that are capable of producing fiberglass-reinforced products with and without gel coat surfaces. As a result of the Cincinnati Fiberglass acquisition, the Company also has a chain driven robotic gelcoating and spray up line and a hand spray up cell at the Batavia, Ohio location. Part sizes weigh from a few pounds to several thousand pounds with surface quality tailored for the end use application.
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
RAW MATERIALS
The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester, vinyl ester and epoxy resins, fiberglass rovings, and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating, gelcoat, prime paint for preparation of cosmetic surfaces, and hardware (steel components). Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. During the last several years, the Company has experienced extreme price fluctuations for certain materials, which has caused suppliers to be reluctant to enter into long-term contracts. Because of this, the Company continues to reevaluate its strategy and consider alternative suppliers. Each raw material generally has supplier alternatives, which are being evaluated regularly. The Company is regularly evaluating its supplier base for certain supplies, repair items, and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a “just-in-time” basis. The ordered backlog was approximately $6.3 million, $9.0 million and $10.8 million at December 31, 2008, 2007, and 2006 respectively, all of which the Company expects to ship during the first quarter of the following year.
CAPACITY CONSTRAINTS
In previous years, the Company has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers’ production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.
Based on recent and expected 2009 production schedules, the Company has not had and does not anticipate difficulty in providing various shift schedules necessary to meet customer requirements for the foreseeable future.

See further discussion of machine and facility capacities at Item 2 “Properties” contained elsewhere in this Annual Report on Form 10-K.
CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $12.1 million, $2.7 million, and $9.2 million for 2008, 2007, and 2006, respectively. Capital expenditures in 2008 consisted primarily of purchases related to the Company’s construction of a new manufacturing facility in Mexico. Capital expenditures in 2007 consisted primarily of the buyout of certain equipment leases in 2007 and purchase of production equipment to manufacture parts as well as storage racks, computers, and office furniture and fixtures. Capital expenditures in 2006 were primarily related to the expansion of the Columbus Plant as well as the additional equipment leases that were bought out during 2006.
Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new reinforced plastic products, and improving existing products and manufacturing processes.
The Company does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that internal costs related to research and development activities approximate $202,000, $223,000, and $254,000 in 2008, 2007 and 2006, respectively.
ENVIRONMENTAL COMPLIANCE
The Company’s manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways. The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. The Company’s policy is to conduct its business with due regard for the preservation and protection of the environment. The Company’s environmental waste management involves the regular auditing of satellite hazardous waste accumulation points, hazardous waste activities and authorized treatment, storage and disposal facility. As part of the Company’s environmental policy all employees are trained on waste management and other environmental issues. Through continual auditing the Company can ensure that all facilities are in compliance with the applicable federal, state, and local environmental laws and regulations.
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
EMPLOYEES
As of December 31, 2008, the Company employed a total of 933 employees, which consists of 562 employees in its United States operations and 371 employees in its Mexican operations. Of these 933 employees, 312 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 4, 2010, and 292 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2010.
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

SEASONALITY & BUSINESS CYCLE
The Company’s business is affected annually by the production schedules of its customers. Certain of the Company’s customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company’s third quarter. Certain customers also typically shut down their operations during the last week of December, as well. As a result, demand for the Company’s products typically decreases during the third and fourth quarters. Similarly, demand for medium and heavy-duty trucks, personal watercraft, and automotive products fluctuate on an economic, a cyclical and a seasonal basis, causing a corresponding fluctuation for demand of the Company’s products.
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
Sales to Navistar and PACCAR constituted approximately 57% and 26% respectively, of our 2008 net sales. No other customer accounted for more than 10% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.
We are a regular supplier to both of these customers, which results in recurring revenues. If we could not maintain our supplier relationship with either customer it could have a material adverse effect on our business, results of operations, or financial condition.
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
Core Molding Technologies purchases resins and fiberglass for use in production as well as steel and other components for product assembly. The prices of resins are affected by the prices of crude oil, natural gas, and benzene as well as processing capacity versus demand and the Company has incurred increases in raw material costs over the past few years. The Company attempts to reduce its exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and when necessary through sales price adjustments to customers. If we are unsuccessful in developing ways to mitigate these raw material increases we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

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
As of December 31, 2008, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 65% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 4, 2010 and January 16, 2010, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. These collective bargaining agreements expire at various times. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.
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
As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our facilities, purchase leased facilities and equipment, and enhance our production processes. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures we may not have the capability to support our customer demands, which, in turn could reduce our sales and profitability and impair our ability to satisfy our customers’ expectations. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all, or result in any commercially acceptable products.
Our failure to comply with our debt covenants could have a material adverse effect on our business, financial condition or results of operations.
          Our U.S. debt covenants contain several financial restrictions. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.
Our efficiencies related to the proximity to our customers could be affected and would hurt our ability to be competitive.
          Our facilities are located in close proximity to our customers in order to minimize both our customer’s and our own costs. If any of our customers were to move or if nearby facilities are closed, that would impact our ability to remain competitive. This might require us to move closer to our customers or build new facilities to meet our customer’s needs. If we would need to move any of our operations, it could have a materially adverse affect on our financial operations and cash flows.
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
We operate a manufacturing facility in Matamoros, Mexico and, as a result, our business and operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions and political conditions inherent in Mexico, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in Mexican currency exchange rates, which may favorably or adversely affect reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition, or cash flows.
Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition and results of operations.
The financial markets are experiencing a period of turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these types of events in the financial market cannot be predicted, they could have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. A financial crisis may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the sale of new heavy-duty trucks or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns two production plants in the United States that are situated in Columbus, Ohio and Gaffney, South Carolina and leases production facilities in Batavia, Ohio and Matamoros, Mexico. The Company is also in the process of building a new production facility in Matamoros, Mexico to replace its leased facility. The Company believes that, through productive use, these facilities have adequate production capacity to meet current production volume.
At the Columbus, Ohio and Gaffney, South Carolina facilities the Company measures molding capacity in terms of its twelve large molding presses (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company’s United States production facilities was 62%, 50%, and 62%, in the fourth quarter of 2008, 2007, and 2006, respectively. Capacity utilization is measured on the basis of a five day, three-shifts per day operation. The increased capacity utilization in the fourth quarter of 2008 was primarily due to production of an inventory bank of parts to support the move of certain production equipment from Columbus, Ohio to the Company’s new facility in Matamoros, Mexico.
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
The Columbus, Ohio and Gaffney, South Carolina properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 6 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
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
The capacity of production in this facility is not linked directly to equipment capacities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 38%, 49% and 82% in the fourth quarter of 2008, 2007 and 2006, respectively.

In conjunction with the establishment of operations in Mexico, as discussed above, the Company leases a production plant in Matamoros, Mexico, located at Ave. Uniones Y Michigan, Matamoros, Tamps. Mexico. The term of the lease is ten years through October 2011, with an option to renew for an additional ten years and with an option to buy the facility at any time within the first seven years of the lease. The lease is cancelable by the Company with six months written notice. The Company has given written notice to the owner of the facility of the Company’s intent to move out of the facility in June of 2009. The facility consists of approximately 313,000 square feet on approximately 12 acres comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse	309,400
Office	3,600

Total	313,000
The capacity of production in this facility is not linked directly to equipment capacities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 50%, 42%, and 82% in the fourth quarter of 2008, 2007, and 2006, respectively.
Additionally, the Company is currently constructing a new 437,000 square foot manufacturing facility in Matamoros. Approximately 422,000 square feet is dedicated to manufacturing and warehousing and 15,000 square feet is office space. The Company will own the new facility and have both spray up molding and SMC manufacturing processes within the building. The building is expected to be completed during the second quarter of 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company submitted no matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NYSE AMEX under the symbol “CMT”.
The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low
Fourth Quarter	2008	$6.24	$2.05
Third Quarter	2008	7.49	5.50
Second Quarter	2008	7.40	6.55
First Quarter	2008	7.90	6.48

Fourth Quarter	2007	$7.71	$6.75
Third Quarter	2007	8.74	6.70
Second Quarter	2007	8.48	6.56
First Quarter	2007	10.35	7.05
The Company’s common stock was held by 342 holders of record on March 27, 2009.
The Company made no payments of cash dividends during 2008 and 2007. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2008:

Number of Shares
	to be Issued Upon	Weighted
	Exercise of	Average Exercise
	Outstanding	Price of	Number of Shares
	Options or	Outstanding	Remaining
	Vesting of	Options or	Available for
Plan Category	Restricted Grants	Restricted Grants	Future Issuance
Equity compensation plans approved by stockholders	499,681	$3.96	2,012,596

Equity compensation plans not approved by stockholders (1)	155,650	$3.21	—

(1)	On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Core Molding Technologies Inc., The S&P Smallcap 600 Index
And The S&P Construction & Farm Machinery & Heavy Trucks Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
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

(In thousands,	Years Ended December 31,
except per share data)	2008	2007	2006	2005	2004
Operating Data:
Product sales	$110,539	$101,045	$150,174	$124,910	$103,733
Tooling sales	6,116	21,667	12,156	5,633	8,112

Net sales	116,655	122,712	162,330	130,543	111,845
Gross margin	21,210	16,968	29,869	23,275	17,113
Income before interest and taxes	9,190	5,569	15,856	10,394	6,572
Net income	5,643	3,726	10,411	6,286	5,135
Earnings Per Share Data:
Net income per common share:
Basic	.84	.43	1.03	.63	.53
Diluted	.81	.41	1.00	.60	.52
Balance Sheet Data:
Total assets	73,831	61,695	89,506	74,221	68,960
Working capital	10,631	6,253	27,575	22,766	13,530
Long-term debt	11,129	5,914	7,779	9,595	11,371
Stockholders’ equity	28,975	21,827	42,694	34,141	26,277
Return on Equity	19%	17%	24%	18%	20%

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic conditions in the countries in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; changes to federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; inefficiencies related to the transfer and start up of Core Molding Technologies new Matamoros production facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
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
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing a vacuum infusion process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process. In August of 2008, the Company entered into a construction agreement to begin building a new 437,000 square foot production facility in Matamoros, Mexico that will replace its currently leased facility. Occupancy is expected during the second quarter of 2009.
Core Molding Technologies recorded net income for 2008 of $5,643,000 or $0.84 per basic and $0.81 per diluted share, compared with $3,726,000 or $0.43 per basic and $0.41 per diluted share, in the year 2007. In July 2007, the Company purchased 3,600,000 shares of its stock from Navistar. This share repurchase resulted in a favorable impact on earnings per share for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to lower outstanding shares. Net income was positively impacted by increased product sales volumes due to increased demand for certain Navistar product lines as well as production efficiencies and reduced fixed expenses. In connection with the construction of a new manufacturing facility in Mexico, the Company expensed approximately $1,212,000 of transition costs through December 31, 2008.
Looking forward, the Company anticipates decreased sales levels during 2009 as a result of the uncertainties in the current economy. Industry analysts are forecasting an overall decrease in heavy duty truck production of approximately 30% compared to 2008 levels. In response to the expected decreased sales levels, the Company is focused on reducing costs and adjusting operations. Management believes these actions will lessen the impact of the significantly reduced sales, although profitability will continue to be impacted in 2009 due to the large fixed cost component of the Company’s business and due to the difficulty in maintaining production efficiencies in a decreased and volatile sales climate. Additionally, the Company expects to incur approximately $2,000,000 of transition and start up expenses in 2009 associated with its new manufacturing facility in Matamoros, Mexico which will further decrease earnings.
RESULTS OF OPERATIONS
2008 COMPARED WITH 2007
Net sales for 2008 totaled $116,655,000, an approximate 5% decrease from the $122,712,000 reported for 2007. Included in total sales are tooling project revenues of $6,116,000 for 2008 and $21,667,000 for 2007. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature and do not represent a recurring trend. Tooling project revenues relate to both replacement models and new business awarded to the Company. Total product sales revenue for 2008, excluding tooling project revenue, totaled $110,539,000, an approximate 9% increase from the $101,045,000 reported for 2007. The primary reason for the increase in product sales is the increased volume for new programs started in 2007 and 2008.
Sales to Navistar in 2008 totaled $66,880,000, an approximate 25% increase from the 2007 amount of $53,629,000. Included in total sales is $3,120,000 of tooling sales for 2008 compared to $8,323,000 in 2007. Total product sales to Navistar increased by 41% for 2008 as compared to 2007. The increase in product sales is primarily due to increased volume for programs started in 2007, as well as increases in the demand for other products that the Company manufactures for Navistar.
Sales to PACCAR in 2008 totaled $30,201,000 an approximate 25% decrease from 2007 sales amount of $40,331,000. Included in total sales is $2,505,000 of tooling sales for 2008 compared to $12,518,000 in 2007. Total product sales to PACCAR were $27,695,000 for 2008 compared to $27,813,000 for 2007. Product sales were favorably affected by increased volume for programs started in 2007 offset by a decrease in sales for more mature products that the Company manufactures for PACCAR.
Sales to other customers decreased by approximately 32% to $19,575,000 in 2008 from $28,751,000 in 2007. This decrease is primarily related to decreases in product sales to a customer in the marine industry of approximately $5,854,000 as well as decreases in product sales to other heavy-duty truck manufacturers and an automotive customer.
Gross margin was approximately 18% of sales in 2008 compared to 14% of sales in 2007. The increase in gross margin was primarily due to improved production efficiencies. Also contributing to the increase in gross margin was lower fixed manufacturing costs due to cost reductions implemented by the Company and higher fixed cost absorption due to higher product sales volumes. Our manufacturing operations have significant fixed costs such as labor, energy, depreciation, lease expense and post retirement healthcare costs that do not change proportionately with sales. Partially offsetting the increase in gross margin was higher profit sharing expense due to higher earnings.
Selling, general, and administrative expenses (“SG&A”) totaled $12,020,000 in 2008, increasing from $11,399,000 in 2007. The primary reasons for this increase are higher profit sharing expense due to increased earnings in 2008 compared to 2007.
Net interest expense totaled $689,000 for the year ended December 31, 2008, compared to net interest expense of $175,000 for the year ended December 31, 2007. The Company had no interest income for the year ended December 31, 2008 compared to $542,000 for the year ended December 31, 2007 due to cash previously used for investing being used to repurchase Core Molding Technologies stock from Navistar in July of 2007. Interest expense for 2008 decreased to $689,000 compared to $717,000 for 2007. The decrease in interest expense is primarily a result of lower outstanding balances on the Company’s revolving line of credit and lower interest rates on the Company’s variable interest loans. Interest of approximately $82,000 related to the construction of the new manufacturing facility in Matamoros has been capitalized and therefore has not impacted interest expense in 2008.
Income tax expense for 2008 was approximately 34% of total income before taxes compared to approximately 31% in 2007. In 2007, the Company adjusted the state and local tax rates due to changes in the tax laws of various states. This resulted in changes to the Company’s state deferred liabilities and lowered the 2007 effective tax rate. The Company also received certain state and local tax refunds in 2007 contributing to the reduction of the effective rate.
Net income for 2008 was $5,643,000 or $.84 per basic share and $.81 per diluted share, representing an increase of $1,917,000 from the 2007 net income of $3,726,000 or $.43 per basic share and $.41 per diluted share. In July 2007, the Company purchased 3,600,000 shares of its stock from Navistar. This share repurchase resulted in a favorable impact on earnings per share for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to lower outstanding shares.
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
Income tax expense for 2007 was approximately 31% of total income before taxes compared to approximately 35% in 2006. In 2007, the Company adjusted the state and local tax rates due to changes in the tax laws of various states. This resulted in changes to the Company’s state deferred liabilities and lowered the 2007 effective tax rate. The Company also received certain state and local tax refunds in 2007 contributing to the reduction of the effective rate. Also contributing to the decrease in rate in 2007 was certain manufacturing production activity deductions for its U.S. manufacturing facilities under Section 199 of the Internal Revenue Code as well as state and local tax refunds received. Section 199 deductions as a percentage of income are ratably higher in 2007 compared to 2006.
Net income for 2007 was $3,726,000 or $.43 per basic share and $.41 per diluted share, representing a decrease of $6,685,000 from the 2006 net income of $10,411,000 or $1.03 per basic share and $1.00 per diluted share.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of funds have been cash generated from operating activities and bank borrowings. The Company’s primary cash requirements are for operating expenses and capital expenditures.
In December of 2008, the Company and its subsidiary, CoreComposites, entered into a Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”) as a lender, lead arranger, sole book runner and administrative agent. Under the Credit Agreement, KeyBank has made certain loans, which include (i) a $12,000,000 construction loan, (ii) an $8,000,000 construction loan, (iii) an $8,000,000 revolving credit commitment, (iv) a $2,678,563 term loan to refinance a previous term loan with KeyBank, and (v) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing.
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impact the Company’s ability to borrow in the future.
Cash provided by operating activities totaled $7,157,000. Net income contributed $5,643,000 to operating cash flow. Non-cash deductions of depreciation and amortization contributed $3,545,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $1,401,000 is not a current cash obligation, and this item will not be a significant cash obligation until more retirees begin to utilize their retirement medical benefits. Changes in working capital decreased cash provided by operating activities by $3,952,000. The decrease in working capital was impacted by increase in accounts receivable and inventory and decreases in accounts payable. These uses of cash were partially offset by increases in accrued liabilities.
Cash used for investing activities was $12,097,000 for the year ended December 31, 2008, which primarily represented payments related to the Company’s construction of a new manufacturing facility in Mexico. The Company previously announced plans to spend approximately $20.2 million on a new facility that will replace its existing leased facility in Mexico and add compression molding capabilities. To finance this project, the Company has received bank financing for new borrowings of $20,000,000, of which the Company has drawn $8,121,000 at December 31, 2008. At December 31, 2008, commitments for capital expenditures in progress were $8,455,000. Capital expenditures for 2009 are anticipated to be $11,348,000, which include $9,456,000 related to the construction of the Company’s new manufacturing facility in Mexico.
Financing activities increased cash flow by $4,940,000. The primary financing activity is from borrowings on the construction loan for the new facility in Mexico of 8,121,000. Partially offsetting these borrowings were principal repayments on the Company’s secured note payable of $1,286,000 and the Company’s industrial revenue bond of $580,000. Additionally, net repayments of $1,058,000 on the line of credit decreased financing cash flow.

At December 31, 2008, the Company had no cash on hand and an available line of credit of $8,000,000 (“Line of Credit”), which is scheduled to mature on April 30, 2010. At December 31, 2008, Core Molding Technologies had outstanding borrowings on the Line of Credit of $1,194,000. Management expects this line of credit to be adequate to meet Core Molding Technologies’ liquidity needs.
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2008, the Company was in compliance with its financial debt covenants for the Line of Credit, the secured note payable, the two construction loans related to the new facility in Mexico, the letter of credit securing the Industrial Revenue Bond and certain equipment leases.
On March 31, 2009, the Company entered into a first amendment to the Credit Agreement with KeyBank (the “First Amendment”). Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back non-cash compensation expense recorded under SFAS 123R (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009 (4) increase the applicable margin for interest rates applicable to LIBOR loans effective March 31, 2009 to 400 basis points for both construction loans and the revolving line of credit; all rates decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00 (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points (6) increase the 1% Libor floor on the $8,000,000 construction loan and revolving line of credit to 1.5% and(7) implement a 1.5% Libor floor on the $12,000,000 construction loan.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of 2009 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under the First Amendment to the Credit Agreement for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
The following table provides aggregated information about contractual obligations and other long-term liabilities as of December 31, 2008.

	2009	2010 – 2011	2012 – 2013	2014 and after	Total
Debt	$2,906,000	$6,227,000	$4,638,000	$264,000	$14,035,000
Line of credit	1,194,000	—	—	—	1,194,000
Interest	1,502,000	1,469,000	745,000	253,000	3,969,000
Operating lease obligations	362,000	349,000	—	—	711,000
Contractual commitments for capital expenditures	8,455,000	—	—	—	8,455,000
Postretirement benefits	520,000	890,000	1,375,000	13,093,000	15,878,000

Total	$14,939,000	$8,935,000	$6,758,000	$13,610,000	$44,242,000
Future interest payments in the above table include the entire $20,000,000 of construction loans related to the new Matamoros manufacturing facility; however, only $8,121,000 has been drawn at December 31, 2008. Interest is calculated based the effective interest rates on the Company’s borrowing arrangements reflective of the interest rate swap agreements in place for the long-term borrowings. As of December 31, 2008, the Company had no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, workers compensation and self insurance healthcare accruals, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $109,000 at December 31, 2008 and $334,000 at December 31, 2007. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company recorded allowances for chargebacks of $740,000 at December 31, 2008 and $1,576,000 at December 31, 2007.
Inventories
Inventories, which include material, labor, and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $490,000 at December 31, 2008 and $294,000 at December 31, 2007.
Goodwill and Long-Lived Assets
Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities that are below our assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2008 and 2007. A 10% decrease in future cash flows would not adversely impact the net book value of goodwill and a 1% increase in the rate used to discount future cash flows would not adversely impact the net book value of goodwill.
Self-Insurance
The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2008, and 2007 of $1,109,000 and $1,141,000, respectively.
Post Retirement Benefits
Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Consolidated Notes to Financial Statements. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $15,878,000 at December 31, 2008, and $16,442,000 at December 31, 2007. The decrease in the liability is attributable to unrecognized gains of $1,837,000 and benefit payments of $413,000 recorded in 2008. This was offset by increases to the liability of $1,686,000 related to service and interest costs.

Revenue Recognition
Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2008 the Company has recorded a net liability related to tooling in progress of $212,000, which represents approximately $3,555,000 of progress tooling billings and $3,343,000 of progress tooling expenses. At December 31, 2007 the Company had recorded a net liability related to tooling in progress of $102,000, which represents approximately $4,738,000 of progress tooling billings and $4,636,000 of progress tooling expenses.
Income Taxes
Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.
An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its two largest customers (Navistar and PACCAR), and the Company’s recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $7,188,000.
Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination. Management has recognized all tax positions as of December 31, 2008.
The deferred tax asset of $7,188,000 at December 31, 2008 primarily includes temporary differences relating to post-retirement and pension benefits of $5,637,000 as well as temporary differences between the book and tax value for inventory reserves and accrued liabilities of approximately $1,626,000.
Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. With the current economic conditions, inflation may not be a great concern; however, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.
Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is currently reviewing the provisions of SFAS No. 141R to determine the impact on future business combinations.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address: the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and any retained non-controlling equity investment in a deconsolidated subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is prohibited. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is an amendment of FASB Statement No. 133, and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective prospectively for fiscal years beginning after November 15, 2008. Management will make the required disclosures related to the provisions of FAS-161 on the consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. FSP FAS 142-3 will be applied to any prospective acquisitions.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles” (SAS 69). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the AICPA’s Auditing section No. 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material effect on the Consolidated Financial Statements because we utilize the guidance within SAS 69.
In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. The Company is currently reviewing the additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate (although Core Molding Technologies has an interest rate swap to fix the interest rate at 4.89%; (2) the Revolving Line of Credit, $12,000 000 construction loan payable and $8,000,000 construction loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) bank note payable under the Credit Agreement, with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate for the foregoing at 5.75%; (4) foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates would impact the Company in both 2008 and 2007. It would have impacted the interest paid on the Company’s Line of Credit and for 2008 the construction loan payable. The interest rate on these loans is impacted by LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
A 10% change in future interest rate curves would significantly impact the fair value of the Company’s interest rate swaps with an offset to other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core Molding Technologies, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 10, the Company changed the manner in which it records the funded status of its postretirement health and life insurance benefits plan, effective December 31, 2006.

/s/ Deloitte & Touche LLP Columbus, Ohio
April 1, 2009

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
Net sales:
Products	$110,538,646	$101,045,056	$150,173,598
Tooling	6,116,189	21,666,831	12,156,392

Total sales	116,654,835	122,711,887	162,329,990

Cost of sales	93,194,073	103,350,263	130,093,453
Postretirement benefits expense	2,251,179	2,393,642	2,367,602

Total cost of sales	95,445,252	105,743,905	132,461,055

Gross margin	21,209,583	16,967,982	29,868,935

Selling, general, and administrative expense	11,507,890	10,856,539	13,488,297
Postretirement benefits expense	512,108	542,221	524,889

Total selling, general, and administrative expense	12,019,998	11,398,760	14,013,186

Income before interest and income taxes	9,189,585	5,569,222	15,855,749

Interest income	—	542,167	645,120
Interest expense	(689,135)	(717,162)	(488,310)

Income before income taxes	8,500,450	5,394,227	16,012,559

Income taxes:
Current	2,866,659	1,540,421	3,956,972
Deferred	(9,695)	127,333	1,644,940

Total income taxes	2,856,964	1,667,754	5,601,912

Net income	$5,643,486	$3,726,473	$10,410,647

Net income per common share:
Basic	$.84	$.43	$1.03

Diluted	$.81	$.41	$1.00

Weighted average common shares outstanding:
Basic	6,742,316	8,686,905	10,078,800

Diluted	6,992,249	9,004,429	10,387,122

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash	$—	$—
Accounts receivable (less allowance for doubtful accounts: 2008 — $109,000 and 2007 — $334,000)	15,435,103	12,469,502
Inventories:
Finished and work in process goods	4,991,848	3,333,119
Stores	4,740,375	5,011,291

Total inventories, net	9,732,223	8,344,410

Deferred tax asset	1,869,198	1,625,781
Foreign sales tax receivable	584,230	959,767
Prepaid expenses and other current assets	876,094	632,329

Total current assets	28,496,848	24,031,789

Property, plant, and equipment	71,970,638	59,906,910
Accumulated depreciation	(33,155,187)	(29,691,245)

Property, plant, and equipment — net	38,815,451	30,215,665

Deferred tax asset	5,318,623	6,173,514
Goodwill	1,097,433	1,097,433
Customer list/ Non-compete	37,139	87,629
Other assets	65,598	89,168

Total	$73,831,092	$61,695,198

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$2,905,716	$1,865,716
Notes payable line of credit	1,193,965	2,251,863
Accounts payable	6,866,388	8,537,895
Tooling in progress	212,065	102,419
Current portion of postretirement benefit liability	520,000	489,000
Accrued liabilities:
Compensation and related benefits	4,715,884	3,350,867
Interest payable	96,103	89,721
Taxes	427,972	23,221
Other	928,080	1,067,792

Total current liabilities	17,866,173	17,778,494

Long-term debt	11,129,184	5,913,563
Interest rate swaps	502,381	223,566
Postretirement benefits liability	15,357,897	15,952,891

Total Liabilities	44,855,635	39,868,514

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 2008 and 2007 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; outstanding shares: 2008 — 6,765,790 and 2007 — 6,727,871	67,658	67,279
Paid-in capital	23,002,472	22,614,127
Accumulated other comprehensive loss, net of income tax effect	(1,092,977)	(2,209,540)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	33,177,358	27,533,872

Total stockholders’ equity	28,975,457	21,826,684

Total	$73,831,092	$61,695,198

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2008, 2007, and 2006

					Accumulated
					Other
	Common Stock				Comprehensive		Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity

Balance at December 31, 2005	10,041,467	$100,415	$20,770,944	$13,328,299	$(58,891)	$—	$34,140,767

Net Income				10,410,647			10,410,647
Hedge accounting effect of the interest rate swap, net of deferred income tax expense of $25,541					39,576		39,576

Comprehensive Income							10,450,223
Common shares issued from exercise of stock options	152,270	1,522	483,495				485,017
Tax effect from exercise of stock options			279,505				279,505
Restricted stock issued	10,870	109	89,821				89,930
Share-based compensation			248,958				248,958
Adoption of SFAS 158, net of deferred income tax benefit of $1,740,000					(3,000,000)		(3,000,000)

Balance at December 31, 2006	10,204,607	$102,046	$21,872,723	$23,738,946	$(3,019,315)	$—	$42,694,400

Net Income				3,726,473			3,726,473
Hedge accounting effect of the interest rate swap, net of deferred income tax benefit of $63,824					(89,230)		(89,230)
Deferral of unrecognized net gain, net of tax expense of $485,096					730,005		730,005
Amortization of unrecognized net loss, net of tax expense of $98,041					169,000		169,000

Comprehensive Income							4,536,248
Common shares issued from exercise of stock options	115,256	1,153	357,071				358,224
Tax effect from exercise of stock options			116,139				116,139

Restricted stock issued	8,008	80	56,705				56,785
Share-based compensation			211,489				211,489
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - Note 9)				68,453			68,453
Purchase of treasury stock	(3,600,000)	(36,000)				(26,179,054)	(26,215,054)

Balance at December 31, 2007	6,727,871	$67,279	$22,614,127	$27,533,872	$(2,209,540)	$(26,179,054)	$21,826,684

Net Income				5,643,486			5,643,486
Hedge accounting effect of the interest rate swap, net of deferred income tax benefit of $77,269					(149,991)		(149,991)
Deferral of unrecognized net gain, net of tax expense of $653,000					1,184,000		1,184,000
Amortization of unrecognized net loss, net of tax expense of $45,437					82,554		82,554

Comprehensive Income							6,760,049
Common shares issued from exercise of stock options	32,000	320	99,810				100,130
Tax effect from exercise of stock options			1,092				1,092
Restricted stock issued	5,919	59	41,292				41,351
Share-based compensation			246,151				246,151

Balance at December 31, 2008	6,765,790	$67,658	$23,002,472	$33,177,358	$(1,092,977)	$(26,179,054)	$28,975,457

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$5,643,486	$3,726,473	$10,410,647

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,544,676	3,409,867	2,715,517
Deferred income taxes	(9,695)	127,332	1,644,804
Interest expense (income) related to ineffectiveness of swap	51,555	34,664	(3,401)
(Gain) Loss on disposal of assets	—	(3,116)	49,049
Share-based compensation	287,502	268,274	338,888
Amortization of gain on sale/leaseback transactions	—	—	(648,054)
Loss on translation of foreign currency financial statements	190,509	7,826	27,814
Change in operating assets and liabilities:
Accounts receivable	(2,965,601)	9,986,675	(176,589)
Inventories	(1,387,813)	(951,434)	(97,955)
Prepaid expenses and other assets	331,261	170,072	(57,507)
Accounts payable	(1,675,948)	(2,442,408)	169,719
Accrued and other liabilities	1,746,083	(4,202,820)	935,226
Postretirement benefits liability	1,400,998	1,816,475	1,601,014

Net cash provided by operating activities	7,157,013	11,947,880	16,909,172

Cash flows from investing activities:
Purchase of property, plant, and equipment	(12,097,474)	(2,742,675)	(9,226,312)
Proceeds from sale of property and equipment	—	3,116	10,563

Net cash used in investing activities	(12,097,474)	(2,739,559)	(9,215,749)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,130	358,224	485,017
Tax effect from exercise of stock options	1,092	116,139	279,505
Gross repayments on revolving line of credit	(55,399,546)	—	—
Gross borrowings on revolving line of credit	54,341,649	—	—
Net borrowings on revolving line of credit	—	2,251,863	—
Financing costs for new credit agreement	(358,485)	—	—
Gross borrowings on the construction loan	8,121,337	—	—
Payment of principal on bank note	(1,285,716)	(1,285,716)	(1,285,716)
Payment of principal on industrial revenue bond	(580,000)	(530,000)	(490,000)
Payments related to purchase of treasury stock	—	(26,215,054)	—

Net cash provided by (used in) financing activities	4,940,461	(25,304,544)	(1,011,194)

Net (decrease) increase in cash and cash equivalents	—	(16,096,223)	6,682,229

Cash and cash equivalents at beginning of year	—	16,096,223	9,413,994

Cash and cash equivalents at end of year	$—	$—	$16,096,223

Cash paid during the year for:
Interest	$659,520	$627,873	$578,300

Income taxes (net of tax refunds)	$2,327,387	$19,912	$5,054,371

Non Cash:
Fixed asset purchases in accounts payable	$203,436	$237,182	$313,465

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business Formation and Nature of Operations
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four manufacturing facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. Compression molding production will also be added to Matamoros, Mexico in 2009 upon completion of the Company’s new manufacturing facility. The Matamoros facility also utilizes spray-up and hand lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing the vacuum infusion process to produce reinforced plastic products. The Batavia facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry through one of its subsidiaries, as Core Automotive Technologies, doing business as Keystone Restyling Products.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of all subsidiaries after elimination of all intercompany accounts, transactions, and profits.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition — Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2008, the Company has recorded a net liability related to tooling in progress of $212,000, which represents approximately $3,555,000 of progress tooling billings and $3,343,000 of progress tooling expenses. At December 31, 2007, the Company had recorded a net liability related to tooling in progress of $102,000, which represents approximately $4,738,000 of progress tooling billings and $4,636,000 of progress tooling expenses.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. At December 31, 2008 and 2007, the Company had no cash on hand and book overdrafts in the amount of $1,864,000 and $2,945,000, respectively which are recorded in accounts payable on the Consolidated Balance Sheet.
Accounts Receivable Allowances — Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $109,000 at December 31, 2008 and $334,000 at December 31, 2007. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has recorded an allowance for chargebacks of $740,000 at December 31, 2008 and $1,576,000 at December 31, 2007. There have been no material changes in the methodology of these calculations.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. The Company has recorded an allowance for slow moving and obsolete inventory of $490,000 at December 31, 2008 and $294,000 at December 31, 2007.
Property, Plant, and Equipment — Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if adjustment to the depreciation period or to the unamortized balance is warranted.

Ranges of estimated useful lives for computing depreciation are as follows:
Land improvements	20 years
Building and improvements	20–40 years
Machinery and equipment	3–15 years
Tools, dies and patterns	3–5 years
Depreciation expense was $3,463,000, $3,302,000, and $2,613,000 for 2008, 2007, and 2006, respectively. In 2008, approximately $82,000 of interest cost was capitalized in property, plant, and equipment. In 2007, approximately $18,000 of interest cost was capitalized and in 2006 approximately $125,000 of interest cost was capitalized.
Long-Lived Assets — Long-lived assets consist primarily of property and equipment, goodwill, and a customer list. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment and the customer list on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists or at interim periods if an indicator of possible impairment exists. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2008, 2007, and 2006, there was no impairment of the Company’s long-lived assets.
Self-insurance — The Company is self-insured with respect to its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2008, and 2007 of $1,109,000 and $1,141,000, respectively.
Fair Value of Financial Instruments — The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
SFAS No. 157 became effective for the Company as of January 1, 2008. The provisions of SFAS No. 157 are to be applied prospectively, except for the initial impact on the following three items, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF Issue No. 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. Under the current disclosure requirements of SFAS 157, the Company’s lone fair value measure is its interest rate swaps. The Company uses a calculation of future cash inflows and estimated future outflows related to the interest rate swaps, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. For further discussion of the interest rate swaps see Note 6. The adoption of SFAS No. 157 did not have an impact on the Company’s January 1, 2008 balance of retained earnings and is not anticipated to have a material impact prospectively.
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
The following table presents financial liabilities measured and recorded at fair value at the Company’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
Recurring Fair Value Measurements	Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
(in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Liabilities
Interest rate swaps	$–	$502,000	$–	$502,000

Total	$–	$502,000	$–	$502,000

Concentration of Credit Risk - The Company has significant transactions with two major customers (see Note 3), which together comprised 83%, 77%, and 72% of total sales in 2008, 2007, and 2006, respectively and 67% and 64% of the accounts receivable balances at December 31, 2008 and 2007, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company’s expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers’ manufacturing and service locations totaled 13%, 15%, and 20% of total sales for 2008, 2007, and 2006, respectively.
Earnings Per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The computation of basic and diluted earnings per common share is as follows:

	Years Ended December 31,
	2008	2007	2006
Net income	$5,643,486	$3,726,473	$10,410,647

Weighted average common shares outstanding	6,742,316	8,686,905	10,078,800
Plus: dilutive options assumed exercised	545,225	587,700	748,956
Plus: weighted average non-vested restricted stock	18,089	33,532	15,616
Less: shares assumed repurchased with proceeds from exercise	313,381	303,708	456,250

Weighted average common and potentially issuable common shares outstanding	6,992,249	9,004,429	10,387,122

Basic earnings per common share	$.84	$.43	$1.03
Diluted earnings per common share	$.81	$.41	$1.00
25,000 shares at December 31, 2008, 33,000 shares at December 31, 2007, and 51,000 shares at December 31, 2006 were not included in diluted earnings per share as they were anti-dilutive.
Research and Development — Research and development costs, which are expensed as incurred, totaled approximately $202,000 in 2008, $223,000 in 2007, and $254,000 in 2006.
Recent Accounting Pronouncements —In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was effective for fiscal years beginning after November 15, 2007. The application of FAS-159 did not have any impact on the Company’s earnings or financial position, because the Company did not elect to use the fair value option for any financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141R to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports regarding business combinations and its effects, including recognition of assets and liabilities, the measurement of goodwill and required disclosures. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is currently reviewing the provisions of SFAS No. 141R to determine the impact on future business combinations.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards that address: the ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and non-controlling interest; changes in the parent’s ownership interest; and any retained non-controlling equity investment in a deconsolidated subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption of SFAS 160 is prohibited. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. FSP FAS 142-3 will be applied to any prospective acquisitions.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles” (SAS 69). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the AICPA’s Auditing section No. 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material effect on the Consolidated Financial Statements because we utilize the guidance within SAS 69.
In December 2008, the FASB issued FSP FAS 132(R)-1 to amend SFAS No. 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. The Company is currently reviewing the additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
Foreign Currency Adjustments — In conjunction with the Company’s acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction losses (gains) included in Selling General and Administration totaled $121,530 in 2008, $5,975 in 2007, and ($17,219) in 2006.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table presents net sales for the above-mentioned customers for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Navistar product sales	$63,759,160	$45,306,691	$71,016,465
Navistar tooling sales	3,120,481	8,322,599	10,206,378

Total Navistar sales	66,879,641	53,629,290	81,222,843

PACCAR product sales	27,695,164	27,813,324	34,990,325
PACCAR tooling sales	2,505,368	12,518,169	1,232,015

Total PACCAR sales	30,200,532	40,331,493	36,222,340

Other product sales	19,084,322	27,925,041	44,166,808
Other tooling sales	490,340	826,063	717,999

Total other sales	19,574,662	28,751,104	44,884,807

Total product sales	110,538,646	101,045,056	150,173,598
Total tooling sales	6,116,189	21,666,831	12,156,392

Total sales	$116,654,835	$122,711,887	$162,329,990

4. Foreign Operations
In conjunction with the Company’s acquisition of assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operation are made to United States customers in United States dollars, which totaled $18,500,000 in 2008, $18,800,000 in 2007 and $28,737,000 in 2006. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 42% of sales in 2008, 41% of sales in 2007, and 33% of sales in 2006. The Company owns long-lived assets that are geographically located at the Mexican operation, which have a net book value of $11,563,000 at December 31, 2008, of which $8,787,000 is part of the construction of the Company’s new manufacturing facility. The Company’s manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, the Company’s Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations. In August of 2008, the Company entered into a construction agreement to begin building a new 437,000 square foot production facility in Matamoros, Mexico that will replace its leased facility. Occupancy is expected during the second quarter of 2009.
5. Property, Plant, and Equipment
Property, plant, and equipment consist of the following at December 31:

	2008	2007
Land and land improvements	$2,311,507	$2,311,507
Buildings	20,260,380	20,257,248
Machinery and equipment	37,740,971	36,062,831
Tools, dies, and patterns	773,254	765,268
Additions in progress	10,884,526	510,056

Total	71,970,638	59,906,910
Less accumulated depreciation	(33,155,187)	(29,691,245)

Property, plant, and equipment — net	$38,815,451	$30,215,665

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Additions in progress at December 31, 2008 primarily relate to the construction of the new production facility in Mexico. Additions in progress at December 31, 2007 primarily relate to the purchase and installation of equipment at the Company’s operating facilities. At December 31, 2008 and 2007, commitments for capital expenditures in progress were $8,455,000 and $486,000, respectively. Capitalized interest for the years ended December 31, 2008 and 2007 is $82,000 and $18,000 respectively.
6. Debt and Leases

	December, 31
	2008	2007
Construction loan payable to a bank for new manufacturing facility, interest at a variable rate with monthly payments of interest and principal over a seven-year period through May 2016	8,121,337	—

Construction loan payable to a bank, interest at a variable rate with annual principal and interest payments over a five-year period through May 2014	—	—

Note payable to bank interest at a variable rate with monthly payments of interest and principal over a seven-year period through December 2010	2,678,563	3,964,279

Industrial Revenue Bond, interest adjustable weekly (2008 average 2.68%; 2007 average 3.78%), payable quarterly, principal due in variable quarterly installments through April, 2013, secured by a bank letter of credit with a balance of $3,332,000 and $3,930,000 as of December 31, 2008 and 2007, respectively	3,235,000	3,815,000

Revolving line of credit, collateralized by all the Company’s assets	$1,193,965	$2,251,863

Total	15,228,865	10,031,142
Less current portion	(4,099,681)	(4,117,579)

Long-term debt	$11,129,184	$5,913,563

On December 9, 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a Credit Agreement to refinance some existing debt and borrow funds for the Company’s new manufacturing facility in Mexico.
Under this Credit Agreement, the Company has received certain loans, subject to the terms and conditions stated in the agreement, which include (i) a $12,000,000 construction loan, (ii) an $8,000,000 construction loan, (iii) an $8,000,000 revolving line of credit, and (iv) a $2,678,563 term loan to refinance an existing term loan. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 construction loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.
The $12,000,000 construction loan, which had a balance of $8,121,337 at December 31, 2008, is structured as a construction draw loan through May 31, 2009 to finance a portion of the Company’s new production facility in Matamoros, Mexico. Commencing June 1, 2009 the construction draw loan will convert to a seven-year term loan with fixed monthly principal payments. The Company expects to make principal payments of approximately $1,000,000 towards this loan in 2009, which are classified as current obligations on the Consolidated Balance Sheet. Amounts borrowed under this loan may not be reborrowed once repaid. Borrowings made pursuant to this loan will bear interest, payable monthly at 30 day LIBOR rate plus

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
1.90% initially, subject to an adjusting scale as described in the Credit Agreement. The 30 day Libor rate was 0.45% at December 31, 2008.
The $8,000,000 construction loan, which had not been drawn on at December 31, 2008, is also a construction draw loan to finance the new production facility in Matamoros, Mexico. This commitment has a five-year term with annual payment installments commencing January 31, 2010. Amounts borrowed under this loan may not be reborrowed once repaid. Borrowings made pursuant to this loan will bear interest, payable annually at daily LIBOR rate plus 1.90% initially, subject to an adjusting scale as described in the Credit Agreement. The Credit Agreement provides a floor to the daily LIBOR rate in effect of 1%.
On December 30, 2003, the Company borrowed $9,000,000 in the form of a note payable collateralized by the Company’s assets. The Credit Agreement entered into by the Company on December 9, 2008 provided for refinancing the Company’s existing balance on this note. The terms of the refinance with respect to the amortization and repayment of the principal amount of such indebtedness were unchanged. Borrowings made pursuant to the refinanced term loan will bear interest, payable monthly at 30 day LIBOR rate plus 2.15%. The note payable had a balance of $2,678,563 and $3,964,279 at December 31, 2008 and 2007, respectively.
Industrial Revenue Bond
In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond (“IRB”). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.
As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $3,332,000 as of December 31, 2008. The Credit Agreement entered into by the Company on December 9, 2008 also included a commitment for this existing letter of credit. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank’s prime rate and are secured by a lien and security interest in all of the Company’s assets. The letter of credit expires in April 2010, and the Company intends to extend the letter of credit each year as required by the IRB.
Revolving Line of Credit
At December 31, 2008, the Company had available an $8,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2010. The line of credit bears interest at daily LIBOR plus 1.90% initially, subject to adjusting scale as described in the Credit Agreement. At December 31, 2008 there was a balance of $1,194,000 on the bank revolving line of credit. There was an outstanding balance of $2,252,000 on the bank revolving line of credit at December 31, 2007. The Credit Agreement provides a floor to the daily LIBOR rate in effect of 1%.
Annual maturities of long-term debt are as follows:

2009	$4,100,000
2010	3,675,000
2011	2,552,000
2012	2,504,000
2013	2,134,000
Thereafter	264,000

Total	$15,229,000

Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond. In all periods presented this cash flow hedge was highly effective; any ineffectiveness was recorded to interest expense. Interest expense of $51,556 and $34,664 was recorded for the year ended December 31, 2008 and 2007, respectively, related to ineffectiveness of the swap. The fair value of the swap was a liability of $322,108 and $228,156 as of December 31, 2008 and December 31, 2007, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the December 30, 2003 borrowing. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are substantially the same. The fair value of the swap was a liability of $79,973 and an asset of $4,590 as of December 31, 2008 and December 31, 2007, respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that will be in effect beginning May 1, 2009, which is designated as a cash flow hedge of the$12,000,000 construction loan. Under this agreement, the Company pays a fixed rate of 2.30% to the bank and receives LIBOR. The swap term and notional amount matches the payment schedule on the secured note payable with final maturity in May 2016. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are substantially the same. The fair value of the swap was a liability of $100,300 at December 31, 2008; the swap did not exist at December 31, 2007. While the Company is exposed to credit loss on its interest rate swap in the event non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.
Interest expense includes $143,000 of expense in 2008, $28,000 of income in 2007, and $26,000 of income in 2006 for settlements related to the swaps.
Bank Covenants
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2008, the Company was in compliance with its financial debt covenants for the Line of Credit, the secured note payable, the two construction loans related to the new facility in Mexico, the letter of credit securing the Industrial Revenue Bond and certain equipment leases.
On March 31, 2009, the Company entered into a first amendment to the Credit Agreement with KeyBank (the “First Amendment”). Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back non-cash compensation expense recorded under SFAS 123R (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009 (4) increase the applicable margin for interest rates applicable to LIBOR loans effective March 31, 2009 to 400 basis points for both construction loans and the revolving line of credit; all rates decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00 (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points (6) increase the 1% Libor floor on the $8,000,000 construction loan and revolving line of credit to 1.5% and(7) implement a 1.5% Libor floor on the $12,000,000 construction loan.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of 2009 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under the First Amendment to the Credit Agreement for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Leases
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
In October 2001, in conjunction with the Airshield Asset Acquisition, the Company’s Mexican subsidiary entered into a 10-year operating lease agreement through October 2011 for a manufacturing facility in Matamoros, Mexico. The Company has an option to purchase the facility at any time during the first seven years. The Company may cancel the lease upon giving six months notice to the lessor. The Company has given notice to the lessor of intent to terminate the lease in June 2009.
Total rental expense was $2,323,000, $2,611,000, and $3,892,000 for 2008, 2007, and 2006, respectively. The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

2009	$362,000
2010	338,000
2011	11,000

Total minimum lease payments	$711,000

7. Equity
Treasury Stock
On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. Navistar continues to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.8% of the shares outstanding after the repurchase. Navistar is also the Company’s largest customer, accounting for approximately 57% of the Company’s 2008 sales. The Company used approximately $19 million of existing cash and $7.1 million from its revolving line of credit to fund the repurchase. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which are recorded as part of the cost of its treasury stock.
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
Restrictions on Transfer
On July 16, 2007, the Board of Directors approved a Shareholders Rights Plan (the “Plan”) in conjunction with the approval of the repurchase of shares of stock from Navistar. The Plan was implemented to protect the interests of the Company’s stockholders by encouraging potential buyers to negotiate directly with the Board prior to attempting a takeover. Under the Plan, each stockholder will receive a dividend of one right per share of common stock of the Company owned on the record date, July 18, 2007. The rights will not initially be exercisable until, subject to action by the Board of Directors, a person acquires 15% or more of the voting stock without approval of the Board. If the rights become exercisable, all holders except the party triggering the rights shall be entitled to purchase shares of the Company at a discount. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share. In connection with the adoption of the Rights Agreement, on July 18, 2007, the Company filed a Certificate of Designations of Series A Junior Participating Preferred Stock with the Secretary of State of the State of Delaware.
The Company’s Certificate of Incorporation contains a provision (the “Prohibited Transfer Provision”) designed to help assure the continued availability of the Company’s previous substantial net operating loss and capital loss carryforwards by

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
seeking to prevent an “ownership change” as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a “Prohibited Ownership Percentage” (as defined in the Company’s Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company’s common stock) or if the transfer would result in the transferee’s ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee’s ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.
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
Effective January 1, 2006, Core Molding Technologies adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No.123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Core Molding Technologies adopted SFAS No. 123R using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.
Stock Options
There were no grants of options in the years ended December 31, 2008, 2007 and 2006. Total compensation cost related to incentive stock options for the years ended December 31, 2008, 2007 and 2006 was $98,536, $129,671 and $243,220, respectively. Compensation expense is allocated such that $81,573, $96,687, and $186,151 is included in selling, general, and administrative expenses and $16,963, $32,984 and $57,069 is recorded in cost of sales for the year ended December 31, 2008, 2007 and 2006, respectively. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
During the year ended December 31, 2008, Core Molding Technologies received approximately $100,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $116,000. In 2008, the Company received a tax benefit of $1,000 as a result of disqualified dispositions. During the year ended December 31, 2007, Core Molding Technologies received approximately $358,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $641,000. Tax benefit received as a result of disqualified dispositions was $116,000. During the year ended December 31, 2006, Core Molding Technologies received approximately $485,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $896,000. Tax benefit received as a result of disqualified dispositions was $280,000.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following summarizes all stock option activity for the years ended December 31:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding- beginning of year	620,700	$3.33	799,956	$3.35	1,032,700	$3.33
Granted	—	—	—	—	—	—
Exercised	(32,000)	3.13	(115,256)	3.11	(152,270)	3.19
Forfeited	(18,475)	4.60	(64,000)	3.96	(80,474)	3.45

Outstanding-end of year	570,225	$3.30	620,700	$3.33	799,956	$3.35

Exercisable at December 31	481,395	$3.29	458,350	$3.28	493,176	$3.23

The following summarizes the activity relating to stock options under the Original Plan mentioned above for the year ended December 31, 2008:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2007	620,700	$3.33
Exercised	(32,000)	3.13		$116,000
Granted	—	—
Forfeited	(18,475)	4.60

Outstanding at December 31, 2008	570,225	$3.30	5.29	$—

Exercisable at December 31, 2008	481,395	$3.29	5.18	$—

Vested or expected to vest at December 31, 2008	565,784	$3.30	5.29	$—

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following summarizes the status of, and changes to, unvested options during the years ended December 31, 2008, 2007 and 2006:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	518,072	3.49
Granted	—	—
Vested	(130,818)	3.39
Forfeited	(80,474)	3.45

Unvested at December 31, 2006	306,780	3.54
Granted	—	—
Vested	(83,930)	3.36
Forfeited	(60,500)	4.24

Unvested at December 31, 2007	162,350	$3.46
Granted	—	—
Vested	(62,720)	3.38
Forfeited	(10,800)	4.67

Unvested at December 31, 2008	88,830	3.37

At December 31, 2008, there was $146,000 of total unrecognized compensation cost, related to unvested stock options granted under the Original Plan expected to be recognized over a weighted average of 1.8 years.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

			Options
	Options Outstanding		Exercisable
		Weighted
		Average
Range of	Number of	Contractual Life	Number of
Exercise Prices	Options	In Years	Options
$2.75	85,600	4.2	37,400
$3.21	419,625	5.1	404,995
$3.28	40,000	6.2	24,000
$6.40	20,000	6.8	12,000
$7.98	5,000	7.0	3,000

	570,225		481,395

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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following summarizes the status of the Restricted Stock and changes during the years ended December 31:

	2008		2007		2006
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested- beginning of year	61,416	$7.02	22,972	$6.70	—	$—
Granted	41,635	7.01	51,105	7.15	36,305	6.70
Vested	(5,919)	6.99	(8,008)	7.09	(10,870)	6.70
Forfeited	(12,026)	7.09	(4,653)	6.70	(2,463)	6.70

Unvested at end of year	85,106	$7.01	61,416	$7.02	22,972	$6.70

Vested and expected to vest at December 31	105,648	$6.99	77,223	$6.98	32,675	$6.70

As of December 31, 2008 there was $313,000 of total unrecognized compensation cost related to Restricted Stock granted. That remaining cost is expected to be recognized over the weighted-average period of 1.90 years. The total compensation expense during the years ended December 31, 2008, 2007 and 2006 was $189,000, $139,000 and $96,000, respectively, and was recorded as selling, general, and administrative expense.
9. Income Taxes
Components of the provision (credit) for income taxes are as follows:

	2008	2007	2006
Current:
Federal — US	$2,639,000	$1,606,000	$3,284,000
Federal — Foreign	71,000	137,000	104,000
State and local	157,000	(202,000)	569,000

	2,867,000	1,541,000	3,957,000
Deferred:
Federal	(37,000)	(142,000)	1,655,000
State and local	27,000	269,000	(10,000)

	(10,000)	127,000	1,645,000

Provision for income taxes	$2,857,000	$1,668,000	$5,602,000

A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company’s income tax provision for the years ended December 31 is as follows:

	2008	2007	2006
Provision at federal statutory rate — US	$2,890,000	$1,834,000	$5,444,000
Effect of foreign taxes	(47,000)	(81,000)	(81,000)
State and local tax expense, net of federal benefit	128,000	83,000	407,000
Federal manufacturing deduction	(141,000)	(98,000)	(106,000)
Other	27,000	(70,000)	(62,000)

Provision for income taxes	$2,857,000	$1,668,000	$5,602,000

The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage increases from 3% to 9% over a six-year period beginning in 2005. The amount of the deduction available to the Company in 2006 and 2007 was $316,000 and $297,000, respectively and the deduction is estimated to be $415,000 in 2008. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction in accordance with SFAS No. 109.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $1,000, $116,000 and $280,000 in 2008, 2007 and 2006, respectively.
Deferred tax assets (liabilities) consist of the following at December 31:

	2008	2007
Current asset(liability):
Accrued liabilities	$1,083,000	$674,000
Accounts receivable	301,000	672,000
Inventory	543,000	376,000
Other, net	(58,000)	(96,000)

Total current asset	1,869,000	1,626,000

Non-current asset (liability):
Property, plant, and equipment	(314,000)	425,000
Postretirement benefits	5,637,000	5,842,000
Interest rate swap	153,000	76,000
Other, net	(157,000)	(170,000)

Total non-current asset	5,319,000	6,173,000

Total deferred tax asset — net	$7,188,000	$7,799,000

At December 31, 2008, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $2,407,000 of the Company’s Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.
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
During 2007 the liability was reduced by $48,000 due to settlement of a foreign tax case. Also during 2007, the Company reduced the remaining $52,000 liability for unrecognized tax benefits related to uncertain state tax positions by $28,000 due to favorable settlement. In 2008, the remaining $24,000 related to uncertain state tax positions was reduced due to favorable resolution. These amounts were recorded to income tax expense in each of the respective years. At December 31, 2008 the Company has no liability for unrecognized tax benefits under FIN 48. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The 2006 federal tax return is currently under an IRS audit; however, there have been no findings at this time. There are no state or foreign income tax audits in process. During the year ended December 31, 2008 and 2007, the Company recorded interest income of $9,000 and $9,000, respectively from state tax refunds, which was classified as a reduction of income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005 due to the expiration of the statute of limitations and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
10. Postretirement Benefits
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
The funded status of the Company’s postretirement health and life insurance benefits plan as of December 31, 2008 and 2007 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

	Postretirement Benefits
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$16,442,000	$16,107,000
Service cost	637,000	798,000
Interest cost	1,049,000	995,000
Unrecognized gain	(1,837,000)	(1,215,000)
Benefits paid	(413,000)	(243,000)

Benefit obligation at end of year	$15,878,000	$16,442,000

Plan Assets	—	—

Amounts recorded in other comprehensive income:	$1,294,000	$3,259,000

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation	6.10%	6.50%

Discount rate used to determine net periodic benefit cost	6.10%	5.90%

The components of expense for all of the Company’s postretirement benefits plans are as follows:

	2008	2007	2006
Pension Expense:
Multi-employer plan contributions	$535,000	$424,000	$423,000
Defined contribution plan contributions	414,000	452,000	510,000

Total pension expense	949,000	876,000	933,000

Health and life insurance:
Service cost	637,000	798,000	797,000
Interest cost	1,049,000	995,000	862,000
Amortization of net loss	128,000	267,000	300,000

Net periodic benefit cost	1,814,000	2,060,000	1,959,000

Total postretirement benefits expense	$2,763,000	$2,936,000	$2,892,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Effective December 31, 2006, the Company adopted SFAS No. 158, which requires the recognition of the funded status of a defined benefit pension or postretirement plan in the consolidated statements of financial position. For the year ended December 31, 2008, the Company recognized net actuarial gains of $1,837,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive income in the amount of $1,184,000, net of tax, for the year ended December 31, 2008. For the year ended December 31, 2007, the Company recognized net actuarial gains of $1,215,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive income in the amount of $730,000, net of tax, for the year ended December 31, 2007. Upon adoption at December 31, 2006, the Company recognized net actuarial losses of $4,740,000 on the Consolidated Balance Sheet. This was recorded as other comprehensive loss in the amount of $3,000,000, net of tax.
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2008 and 2007 were approximately $1,294,000 and $3,259,000, respectively. The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic post retirement costs during 2009 is zero due to unrecognized loss being less than ten percent of accumulated postretirement benefit obligations.
The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2015 and remain at that level thereafter. The comparable assumptions for the prior year were 8% and 5%, respectively.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$300,000	$(244,000)
Effect on postretirement benefit obligation	$2,495,000	$(2,043,000)
The estimated future benefit payments of the health care plan are:

Fiscal 2009	$520,000
Fiscal 2010	$394,000
Fiscal 2011	$496,000
Fiscal 2012	$624,000
Fiscal 2013	$751,000
Fiscal 2014 – 2018	$5,099,000
11. Related Party Transactions
In connection with the acquisition of Columbus Plastics, the Company and Navistar entered into a Supply Agreement. Under the terms of the Supply Agreement, Navistar agreed to purchase from the Company, and the Company agreed to sell to Navistar all of Navistar’s original equipment and service requirements for fiberglass reinforced parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In June 2008, the Company entered into a new Comprehensive Supply Agreement, which was effective as of June 24, 2008. Under this Comprehensive Supply Agreement, the Company remains the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013.
In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock, from Navistar as detailed in Note 7. At December 31, 2008, Navistar owns 9.8% of the Company’s outstanding common stock. Sales to Navistar were $66,880,000 in 2008, $53,629,000 in 2007 and $81,223,000 in 2006, of which $7,310,000 and $6,144,000 had not been received as of December 31, 2008 and 2007 and were included in accounts receivable. Accounts receivables as of December 31, 2008 and 2007 also include $102,000 and $443,000 respectively, for tooling costs owed by Navistar.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
12. Labor Concentration
As of December 31, 2008, the Company employed a total of 933 employees, which consists of 562 employees in its United States operations and 371 employees in its Mexican operations. Of these 933 employees, 312 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 4, 2010, and 292 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2010.
13. Commitments and Contingencies
From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.
14. Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2008:
Product sales	$25,983,212	$29,395,247	$29,497,102	$25,663,085	$110,538,646
Tooling sales	3,102,225	543,447	533,461	1,937,056	6,116,189

Net sales	29,085,437	29,938,694	30,030,563	27,600,141	116,654,835
Gross margin	4,316,206	5,620,963	6,037,862	5,234,552	21,209,583
Income before interest and taxes (1)	1,501,871	2,627,145	2,851,822	2,208,748	9,189,585
Net income (1)	864,153	1,716,261	1,687,927	1,375,144	5,643,486
Net income per common share:
Basic (1)	$0.13	$0.25	$0.25	$0.20	$0.84
Diluted (1)	$0.12	$0.24	$0.24	$0.20	$0.81

2007:
Product sales	$30,650,936	$24,685,106	$23,744,611	$21,964,403	$101,045,056
Tooling sales	578,155	13,610,170	6,175,333	1,303,173	21,666,831

Net sales	31,229,091	38,295,276	29,919,944	23,267,576	122,711,887
Gross margin	4,825,686	4,605,074	4,079,067	3,458,155	16,967,982
Income before interest and taxes	1,734,103	1,817,912	1,292,471	724,736	5,569,222
Net income	1,212,770	1,266,133	717,182	530,388	3,726,473
Net income per common share:
Basic (1)	$0.12	$0.12	$0.10	$0.08	$0.43
Diluted (1)	$0.11	$0.12	$0.09	$0.08	$0.41

(1)	Sum of the quarters do not sum to total year due to rounding.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 2009, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 2009, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 2009, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 2009, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 28, 2009, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following consolidated financial statement schedules are filed with this Annual Report on Form10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007, and 2006
All other schedules are omitted because of the absence of the conditions under which they are required.
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

Date: April 1, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett Kevin L. Barnett	President, Chief Executive Officer, and Director	April 1, 2009

/s/ Herman F. Dick, Jr. Herman F. Dick, Jr.	Vice President, Secretary, Treasurer, and Chief Financial Officer	April 1, 2009

* Thomas R. Cellitti	Director	April 1, 2009

* James F. Crowley	Director	April 1, 2009

* Ralph O. Hellmold	Director	April 1, 2009

* Malcolm M. Prine	Director	April 1, 2009

*By /s/ Herman F. Dick, Jr. Herman F. Dick, Jr.	Attorney-In-Fact	April 1, 2009

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2008, 2007, and 2006.
Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
		(Recovered)/
	Balance at	Charged to	Charged to
	Beginning	Costs &	Other	Deductions	Balance At
	of Year	Expenses	Accounts	(A)	End of Year
Year Ended December 31, 2008	$334,000	$(110,000)	—	$115,000	$109,000

Year Ended December 31, 2007	$262,000	$107,000	—	$35,000	$334,000

Year Ended December 31, 2006	$214,000	$120,000	—	$72,000	$262,000

(A)	Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding and RYMAC	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding and RYMAC	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8, (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.	Description	Location

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

10(a)	Supply Agreement, dated June 23, 2008 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[5]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

Exhibit No.	Description	Location

10(b)	Supply and Management Agreement dated as of June 1, 2006 between PACCAR Inc. and Core Molding Technologies, Inc.[5]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10(c)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(d)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc and CoreComposites de Mexico, S De. R.L. de C.V. and Key Bank National Association	Filed herein

10(e)	Master Equipment Lease Agreement[3] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2002

10(e)(1)	Amendment, dated March 26, 2001, to Master Equipment Lease Agreement[3] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f)(1) to Annual Report on Form 10-K for the year ended December 31, 2000

10(f)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

10(g)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(h)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[4]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(h)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [4]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(i)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between Key Bank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Location

10(i)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between Key Bank National Association and Core Molding Technologies, Inc.	Filed Herein

10(j)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[4]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(k)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[4]	Incorporated by reference to Exhibit 10(1) to Current Report on Form 8-K dated December 29, 2008

10(l)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers [4]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(m)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [4]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(n)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[4]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(o)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[4]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 23, 2006

11	Computation of Net Income per Share	Exhibit 11 is omitted because the required information is included in the Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

14	Code of Conduct and Business Ethics	Incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003

23	Consent of Deloitte & Touche LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President and Chief Executive Officer	Filed Herein

Exhibit No.	Description	Location

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated April 1, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Vice President, Treasurer, Secretary, and Chief Financial Officer of Core Molding Technologies, Inc., dated April 1, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the SEC at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement, and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8, and 30 of the Asset Purchase Agreement). Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the SEC upon request.

[2]	The Loan Agreement filed with this Annual Report on Form 10-K, omits the exhibits (including Revolving Credit Note, Term Note, Security Agreement, Ohio Mortgage, South Carolina Mortgage, and Guaranty) and schedules. Core Molding Technologies, Inc. will provide any omitted exhibit to the SEC upon request.

[3]	The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the SEC upon request.

[4]	Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.

[5]	Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.