Form 10-Q
period 2009-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2009-05-14
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ NO ☑
As of May 14, 2009, the latest practicable date, 6,850,896 shares of the registrant’s common shares were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable (less allowance for doubtful accounts:
March 31, 2009 — $91,000; December 31, 2008 — $109,000)	11,861,312	15,435,103
Inventories:
Finished and work in process goods	4,358,128	4,991,848
Stores	4,852,033	4,740,375

Total inventories	9,210,161	9,732,223

Deferred tax asset-current portion	1,869,198	1,869,198
Foreign sales tax receivable	640,184	584,230
Prepaid expenses and other current assets — net	2,023,047	876,094
Income tax receivable	113,256	—

Total current assets	25,717,158	28,496,848

Property, plant and equipment	76,429,080	71,970,638
Accumulated depreciation	(34,036,577)	(33,155,187)

Property, plant and equipment — net	42,392,503	38,815,451

Deferred tax asset	5,324,213	5,318,623
Goodwill	1,097,433	1,097,433
Customer list	24,759	37,139
Other assets	54,954	65,598

Total	$74,611,020	$73,831,092

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$2,920,716	$2,905,716
Notes payable line of credit	1,796,636	1,193,965
Current portion of postretirement benefits liability	520,000	520,000
Accounts payable	5,042,701	6,866,388
Tooling in progress	312,567	212,065
Accrued liabilities:
Compensation and related benefits	3,958,145	4,715,884
Interest payable	83,852	96,103
Taxes	—	427,972
Other	999,644	928,080

Total current liabilities	15,634,261	17,866,173

Long-term debt	14,521,418	11,129,184
Interest rate swap	508,473	502,381
Postretirement benefits liability	15,569,790	15,357,897

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: March 31, 2009 and December 31, 2008 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,771,662 at March 31, 2009 and 6,765,790 at December 31, 2008	67,717	67,658
Paid-in capital	23,074,722	23,002,472
Accumulated other comprehensive loss, net of income tax benefit	(1,103,830)	(1,092,977)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	32,517,523	33,177,358

Total stockholders’ equity	28,377,078	28,975,457

Total	$74,611,020	$73,831,092

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net Sales:
Products	$17,830,280	$25,983,212
Tooling	553,837	3,102,225

Total Sales	18,384,117	29,085,437

Cost of sales	16,343,158	24,198,838
Postretirement benefits expense	467,619	570,394

Total cost of sales	16,810,777	24,769,232

Gross margin	1,573,340	4,316,205

Selling, general and administrative expense	2,368,110	2,671,736
Postretirement benefits expense	131,893	142,599

Total selling, general and administrative expense	2,500,003	2,814,335

(Loss) income before interest and income taxes	(926,663)	1,501,870

Interest expense	(110,154)	(229,026)

(Loss) income before income taxes	(1,036,817)	1,272,844

Income tax (benefit) expense	(376,982)	408,691

Net (loss) income	$(659,835)	$864,153

Net (loss) income per common share:
Basic	$(0.10)	$0.13

Diluted	$(0.10)	$0.12

Weighted average common shares outstanding:
Basic	6,768,726	6,731,268

Diluted	6,768,726	7,037,224

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2009	6,765,790	$67,658	$23,002,472	$33,177,358	$(1,092,977)	$(26,179,054)	$28,975,457

Net loss	—	—	—	(659,835)	—	—	(659,835)

Hedge accounting effect of the interest rate swaps, net of deferred income tax benefit of $5,591	—	—	—	—	(10,853)	—	(10,853)

Comprehensive loss	—	—	—	—	—	—	(670,688)

Restricted stock vested	5,872	59	40,282	—	—	—	40,341

Share-based compensation	—	—	31,968	—	—	—	31,968

Balance at March 31, 2009	6,771,662	$67,717	$23,074,722	$32,517,523	$(1,103,830)	$(26,179,054)	$28,377,078

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:

Net (loss) income	$(659,835)	$864,153

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	924,434	900,798
Deferred income taxes	—	(12,130)
Ineffectiveness of swap	(10,352)	41,201
Share based compensation and vested restricted stock	72,309	67,464
Loss on translation of foreign currency financial statements	64,609	33,277
Change in operating assets and liabilities:
Accounts receivable	3,573,791	(3,540,985)
Inventories	522,062	61,145
Prepaid and other assets	(1,063,931)	(100,322)
Accounts payable	(1,766,771)	(2,184,333)
Accrued and other liabilities	(1,139,151)	769,359
Postretirement benefits liability	211,895	359,788

Net cash provided by (used in) operating activities	729,060	(2,740,585)

Cash flows from investing activities:

Purchase of property, plant and equipment	(4,579,969)	(213,354)

Net cash used in investing activities	(4,579,969)	(213,354)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	15,865
Financing cost for new credit agreement	(158,995)	—
Borrowings on construction loan	3,878,663	—
Gross borrowing on line of credit	14,360,842	—
Gross repayments on line of credit	(13,758,172)	—
Net borrowing on line of credit	—	3,965,481
Payments of principal on secured note payable	(321,429)	(321,429)
Payment of principal on industrial revenue bond	(150,000)	(140,000)

Net cash provided by financing activities	3,850,909	3,519,917

Net increase in cash and cash equivalents	—	565,978

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$565,978

Cash paid for:
Interest	$161,377	$195,149

Income taxes	$224,000	$160,476

Non Cash:
Fixed asset purchases in accounts payable	$81,909	$143,921

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009. The “Consolidated Notes to Financial Statements,” which are contained in the 2008 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four manufacturing facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. Compression molding production capability has also been added to our new production facility in Matamoros, Mexico. The Matamoros facility also utilizes spray-up and hand lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing the vacuum infusion process to produce reinforced plastic products. The Batavia facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). Core Molding Technologies also sells reinforced plastic products to the automotive-aftermarket industry through its subsidiary Core Automotive Technologies, doing business as Keystone Restyling Products.
2. Net (Loss) Income per Common Share
Net (loss) income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but include the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
The computation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net (loss) income	$(659,835)	$864,153

Weighted average common shares outstanding	6,768,726	6,731,268
Plus: dilutive options assumed exercised	—	582,600
Less: shares assumed repurchased with proceeds from exercise	—	(297,484)
Plus: dilutive effect of nonvested restricted stock grants	—	20,840

Weighted average common and potentially issuable common shares outstanding	6,768,726	7,037,224

Basic net (loss) income per common share	$(0.10)	$0.13
Diluted net (loss) income per common share	$(0.10)	$0.12
All 570,225 shares of unexercised stock options at March 31, 2009 and 33,000 stock options at March 31, 2008 were not included in diluted earnings per share as they were anti-dilutive.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Navistar product sales	$10,057,223	$13,474,970
Navistar tooling sales	302,795	2,756,950

Total Navistar sales	10,360,018	16,231,920

PACCAR product sales	4,191,729	7,405,632
PACCAR tooling sales	11,600	94,450

Total PACCAR sales	4,203,329	7,500,082

Other product sales	3,581,328	5,102,610
Other tooling sales	239,442	250,825

Total other sales	3,820,770	5,353,435

Total product sales	17,830,280	25,983,212
Total tooling sales	553,837	3,102,225

Total sales	$18,384,117	$29,085,437

4. Comprehensive (Loss) Income
Comprehensive (loss) income represents net income plus the results of certain equity changes not reflected in the Statements of Operations. The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended
	March 31,
	2009	2008

Net (loss) income	$(659,835)	$864,153

Hedge accounting effect of interest rate swaps, net of deferred income tax benefit of $5,591 and $36,044 for the three months ended March 31, 2009 and 2008 respectively.	(10,853)	(69,968)

Amortization of unrecognized loss on post retirement benefit, net of tax expense of $11,361 for the three months ended March 31, 2008.	—	20,639

Comprehensive (loss) income	$(670,688)	$814,824

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
Pension expense:
Defined contribution plan contributions	$103,000	$127,000
Multi-employer plan contributions	108,000	133,000

Total pension expense	211,000	260,000

Health and life insurance:
Service cost	152,000	159,000
Interest cost	237,000	262,000
Amortization of net loss	—	32,000

Net periodic benefit cost	389,000	453,000

Total postretirement benefits expense	$600,000	$713,000

Core Molding Technologies has made contributions of approximately $83,000 to pension plans and $177,000 of postretirement healthcare payments through March 31, 2009 and expects to make approximately $697,000 of defined contribution and multi-employer pension payments through the remainder of 2009 of which $403,000 was accrued at December 31, 2008. The Company also expects to make approximately $343,000 of postretirement healthcare payments through the remainder of 2009, all of which are accrued.
6. Debt
Credit Agreement; Amendment
In December of 2008, the Company and its subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”) as a lender, lead arranger, sole book runner and administrative agent. Under the Credit Agreement, KeyBank has made certain loans, which include (i) a $12,000,000 construction loan, (ii) an $8,000,000 construction loan, (iii) an $8,000,000 revolving credit commitment, (iv) a $2,678,563 term loan to refinance a previous term loan with KeyBank, and (v) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing.
On March 31, 2009, the Company entered into a first amendment to the Credit Agreement with KeyBank (the “First Amendment”). Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back non-cash compensation expense recorded under SFAS 123R (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009 (4) increase the applicable margin for interest rates applicable to LIBOR loans effective March 31, 2009 to 400 basis points for both construction loans and the revolving line of credit; all rates decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00 (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points (6) increase the 1% Libor floor on the $8,000,000 construction loan and revolving line of credit to 1.5% and (7) implement a 1.5% Libor floor on the $12,000,000 construction loan.
Bank Covenants
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2009, the Company was in compliance with its financial debt covenants for the Line of Credit, the secured note payable, the two construction loans related to the new facility in Mexico, the letter of credit securing the Industrial Revenue Bond and certain equipment leases.

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
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company has entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the counterparty and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the IRB. Any ineffectiveness of the swap is recorded as an adjustment to interest expense and historically has not been material. Interest income of $10,352 and interest expense of $41,201 were recorded at March 31, 2009 and 2008, respectively, related to ineffectiveness of the swap. The fair value of the swap was a liability of $294,672 and $322,108 as of March 31, 2009 and December 31, 2008, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Company’s bank note payable. Under this agreement, the Company pays a fixed rate of 3.75% to the counterparty and receives LIBOR. The swap term and notional amount match the payment schedule on the bank note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. The fair value of the swap was a liability of $68,117 and $79,973 as of March 31, 2009 and December 31, 2008 respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that will be in effect beginning May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 construction loan payable. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12 million dollar construction loan were amended. The Company calculated its effectiveness test and determined that its interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009, and will begin recording all mark-to market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income, totaling $145,684 on at March 31, 2009, will be amortized as an increase to interest expense over the remaining term of the interest rate swap agreement.
Line of Credit
At March 31, 2009, the Company had available a $8,000,000 variable rate bank revolving line of credit under the Credit Agreement that is scheduled to mature on April 30, 2010. The line of credit bears interest at daily LIBOR with a floor of 150 basis points plus 400 additional basis points. The line of credit is collateralized by all the Company’s assets. At March 31, 2009 and December 31, 2008 there was an outstanding balance of $1,796,636 and $1,194,000, respectively. The outstanding balance on the line of credit is not due until April 2010; however the Company anticipates paying off the balance within the next 12 months and therefore has classified the outstanding balance as a current liability on the Company’s consolidated balance sheet.

7. Income Taxes
Income taxes for the three months ended March 31, 2009 are estimated to be approximately 36% of total earnings before taxes. In the three months ended March 31, 2008 income taxes were estimated to be 32% of total earnings before taxes. The increase in effective rate is primarily due to a higher percentage of earnings being related to activities in the United States. The Company incurs a higher effective tax rate in the United States compared to that incurred on operations in Mexico.
The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). As of March 31, 2009, the Company has no liability for unrecognized tax benefit liability under FIN 48. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months. The 2006 U.S. federal tax return was previously under an audit by the Internal Revenue Service (“IRS”). The audit was completed during the quarter ended March 31, 2009 with no findings and the Company has received a statement of no change from the IRS. There are currently no income tax audits in process.
8. Stock Based Compensation
The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the shareholders in May 2006. This 2006 Plan replaced the Long Term Equity Incentive Plan (the “Original Plan”) as originally approved by the shareholders in May 1997 and as amended in May 2000. The 2006 Plan allows for grants to directors, officers and key employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2015, or the date the maximum number of available awards under the 2006 Plan have been granted.
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the three months ended March 31, 2009:

	Number	Weighted
	Of	Average
	Shares	Exercise Price
Outstanding at December 31, 2008	570,225	$3.30
Exercised	—	—
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2009	570,225	$3.30

Exercisable at March 31, 2009	489,395	$3.29

The following summarizes the status of, and changes to, unvested options during the three months ended March 31, 2009:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
Unvested at December 31, 2008	88,830	3.37
Granted	—	—
Vested	(8,000)	3.28
Forfeited	—	—

Unvested at March 31, 2009	80,830	$3.38

At March 31, 2009 and 2008, there was $122,204 and $249,575, respectively, of total unrecognized compensation cost, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the three months ended March 31, 2009 and 2008 was $23,576 and $32,810, respectively. This compensation expense is allocated such that $19,783 and $25,773 are included in selling, general and administrative expenses and $3,793 and $7,037 are recorded in cost of sales for the three months ended March 31, 2009 an 2008 respectively.
Restricted Stock
In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of March 31, 2009 and changes during the three months ended March 31, 2009:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2008	85,106	$7.01
Granted	—	—
Vested	(5,872)	6.87
Forfeited	—	—

Unvested balance at March 31, 2009	79,234	$7.03

As of March 31, 2009 and 2008, there was $264,670 and $269,504, respectively, of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the three months ended March 31, 2009 and 2008 was $48,733 and $34,654, respectively.
9. Fair Value of Financial Instruments
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

The following table presents financial liabilities measured and recorded at fair value at the Company’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 and December 31, 2008:

	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Liabilities
Interest rate swaps	$—	$508,473	$—	$508,473

Total	$—	$508,473	$—	$508,473

	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Liabilities
Interest rate swaps	$—	$502,381	$—	$502,381

Total	$—	$502,381	$—	$502,381

There were no non-recurring fair value measurements for the quarter ended March 31, 2009.
In March 2008, the FASB issued SFAS No. 161 to amend and expand the disclosure requirements of SFAS No. 133 with the intent to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. The Company adopted this standard on January 1, 2009.
Core Molding Technologies location on the Consolidated Balance Sheets (unaudited) were:

	Liability Derivatives
		March 31,	December 31,
		2009	2008
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate risk activities	Interest rate swap	$362,789	$502,381

Total derivatives designated as hedging instruments under SFAS No. 133		$362,789	$502,381

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate risk activities	Interest rate swap	$145,684	$—

Total derivatives not designated as hedging instruments under SFAS No. 133		$145,684	$—

Total Derivatives		$508,473	$502,381

The effect of derivative instruments on the Consolidated Statement of Operations (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

	Amount of (Gain) Loss			Amount of (Gain) Loss
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of (Gain) Loss	into Expense (Effective
Derivatives in SFAS No. 133	Portion)		Reclassified from AOCI	Portion)
Cash Flow Hedging	March 31,	March 31,	into Income (Effective	March 31,	March 31,
Relationships	2009	2008	Portion)	2009	2008
Interest rate risk activities	6,092	147,202	Interest expense, net	$55,050	14,629

Total	$6,092	$147,202		$55,050	14,629

Amount of (Gain) Loss Recognized
	Location of (Gain) Loss	in Income of Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in SFAS No. 133 Cash Flow	and Amount Excluded from	Testing)
Hedging Relationships	Effectiveness Testing)	March 31, 2009	March 31, 2008
Interest rate risk activities	Interest expense	(10,352)	41,201

Total		$(10,352)	$41,201

During first quarter of 2009 and 2008, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur. As discussed at Note 6, the Company discontinued the use of hedge accounting for one of the interest rate swap effective March 31, 2009, and will begin recording all mark-to market adjustments related to this interest rate swap within interest expense in the Company’s Consolidated Statement of Operations. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $13,262, net of taxes.
10. Recent Accounting Pronouncements
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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company is currently reviewing the additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company is currently reviewing the additional guidance to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic conditions in the countries in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; competitive and regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; changes to federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; inefficiencies related to the transfer and start up of Core Molding Technologies new Matamoros production facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2008 Annual Report to Shareholders on Form 10-K.
OVERVIEW
Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada and Mexico, the cyclicality of the markets we serve, regulatory requirements, interest rates and other factors. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing a vacuum infusion process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a spray-up open mold process and RTM utilizing multiple insert tooling (“MIT”) closed mold process. In August of 2008, the Company entered into a construction agreement to begin building a new 437,000 square foot production facility in Matamoros, Mexico that will replace its currently leased facility. Occupancy is expected during the second quarter of 2009.

Core Molding Technologies recorded a net loss for the three months ended March 31, 2009 of $660,000, or $(0.10) per basic and diluted share, compared with a net income of $864,000, or $.13 per basic and $.12 per diluted share, for the three months ended March 31, 2008. During the three months ended March 31, 2009, the Company has incurred and recorded approximately $1,200,000 of expenses for transfer and start-up costs associated with the construction of the Company’s new production facility in Mexico. The Company has also experienced a 31% decrease in product sales in the first quarter of 2009 as compared to the same period in 2008. While industry analysts are forecasting an increase in truck orders in the second half of 2009, the Company recognizes that this expectation should be considered in light of an uncertain economy.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009, As Compared To Three Months Ended March 31, 2008
Net sales for the three months ended March 31, 2009, totaled $18,384,000, representing an approximate 37% decrease from the $29,085,000 reported for the three months ended March 31, 2008. Included in total sales are tooling project sales of $554,000 and $3,102,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were approximately 31% lower for the three months ended March 31, 2009, as compared to the same period a year ago. The primary reason for the decrease in product sales is the continued downturn in the North American medium and heavy-duty truck market caused by the overall economic conditions.
Sales to Navistar totaled $10,360,000 for the three months ended March 31, 2009, as compared to $16,232,000 reported for the three months ended March 31, 2008. Included in total sales is $303,000 of tooling sales for the three months ended March 31, 2009 compared to $2,757,000 for the same three months in 2008. Product sales to Navistar decreased by 25% for the three months ended March 31, 2009 versus the same period of the prior year. The primary reason for the decrease in product sales are the continued downturn in the North American medium and heavy-duty truck market as noted above.
Sales to PACCAR totaled $4,203,000 for the three months ended March 31, 2009, as compared to $7,500,000 reported for the three months ended March 31, 2008. Total product sales to PACCAR decreased by 43% for the three months ended March 31, 2009 compared to the same period of the prior year. The decrease in total product sales is primarily due to the continued downturn in the North American medium and heavy-duty truck market and the United States economic conditions as noted above as well as decrease in sales for more mature products the Company manufactures for PACCAR.
Sales to other customers for the three months ended March 31, 2009 decreased 29% to $3,821,000 compared to $5,353,000 for the three months ended March 31, 2008. This decrease is primarily related to decreases in product sales to other North American medium and heavy-duty truck manufacturers amounting to approximately $1,343,000.
Gross margin was approximately 8.6% of sales for the three months ended March 31, 2009, compared with 14.8% for the three months ended March 31, 2008. The decrease in gross margin was due to approximately $1,071,000 of transition and start up costs incurred during the three months ended March 31, 2009 associated with the Company’s new production facility in Mexico as well as lower fixed cost absorption due to lower product sales volumes. Our manufacturing operations have significant fixed costs such as salary labor, energy, depreciation, lease expense and post retirement healthcare costs that do not change proportionately with sales.
Selling, general and administrative expenses (“SG&A”) totaled $2,500,000 for the three months ended March 31, 2009, decreasing from $2,814,000 for the three months ended March 31, 2008. The primary reasons for the decrease were lower professional fees and lower labor and benefit costs as compared to the period ended March 31, 2008. Partially offsetting these reductions was approximately $145,000 of transition and start-up costs incurred during the quarter associated with the Company’s new production facility in Mexico.
Interest expense totaled $110,000 for the three months ended March 31, 2009, compared to interest expense of $229,000 for the three months ended March 31, 2008. The decrease in interest expense is primarily a result of lower interest rates and lower outstanding daily average balances on the line of credit. IRB ineffectiveness also contributed to the decrease in interest expenses due to approximately $10,000 of interest income for the three months ended March 31, 2009 as compared to the $41,000 of interest expense for the same period a year ago. Additionally the Company capitalized interest of approximately $58,000 during the quarter related to its new production facility in Mexico which will not be placed into service until the second quarter of 2009.

Income taxes for the three months ended March 31, 2009 are estimated to be approximately 36% of total earnings before taxes. In the three months ended March 31, 2008 income taxes were estimated to be 32% of total earnings before taxes. The increase in effective rate is primarily due to a higher percentage of earnings being related to activities in the United States. The Company incurs a higher effective tax rate in the United States compared to that incurred on operations in Mexico.
Core Molding Technologies recorded a net loss for the three months ended March 31, 2009 of $660,000 or $(0.10) per basic and diluted share, compared with net income of $864,000, or $.13 per basic and $.12 per diluted share, for the three months ended March 31, 2008.
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
Cash provided by operating activities for the three months ended March 31, 2009 totaled $729,000. Net losses of $660,000 negatively impacted operating cash flow. Non-cash deductions of depreciation and amortization contributed $924,000 to operating cash flow. In addition, the net increase in the postretirement healthcare benefits liability of $211,000 is not a current cash obligation, and this item will not be a cash obligation until additional employees retire and begin to utilize these benefits. Changes in working capital increased cash provided by operating activities by $126,000. Changes in working capital primarily relate to a decrease in accounts receivable due to decreases in product sales. These cash inflows were offset by an increase in prepaid expense primarily related to timing of payments for annual business insurance premiums as well as decreases in accounts payable and accrued liabilities.
Cash used in investing activities for the three months ended March 31, 2009 was $4,580,000, primarily representing purchases related to the construction of the Company’s new production facility in Mexico. The Company currently plans an additional $5,681,000 of capital expenditures for the remainder of the year, of which $4,629,000 relates to the completion of the Company’s new production facility in Mexico. These capital additions will be funded by cash from operations, the Company’s unused $8,000,000 construction loan and borrowings on the Company’s line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.
Financing activities increased cash by $3,851,000. This increase is related to borrowings on the Company’s construction loan of $3,879,000 as well as net borrowings on the line of credit of $603,000. This was partially offset by principal repayments on its secured note payable of $321,000 and the Company’s industrial revenue bond of $150,000.
At March 31, 2009, the Company had no cash on hand and a line of credit of $8,000,000, with a scheduled maturity of April 30, 2010. At March 31, 2009, Core Molding Technologies had outstanding borrowings of $1,797,000 on the line of credit.
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2009, the Company was in compliance with its financial debt covenants for the Line of Credit, the secured note payable, the two construction loans related to the new facility in Mexico, the letter of credit securing the industrial revenue bond and certain equipment leases.

On March 31, 2009, the Company entered into the First Amendment to the Credit Agreement with KeyBank. Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back non-cash compensation expense recorded under SFAS 123R (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009 (4) increase the applicable margin for interest rates applicable to LIBOR loans effective March 31, 2009 to 400 basis points for both construction loans and the revolving line of credit; all rates decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00 (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points (6) increase the 1% Libor floor on the $8,000,000 construction loan and revolving line of credit to 1.5% and (7) implement a 1.5% Libor floor on the $12,000,000 construction loan.
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
Recent Accounting Pronouncements
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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company is currently reviewing the additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company is currently reviewing the additional guidance to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, workers compensation reserves, self-insured healthcare reserves and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $91,000 at March 31, 2009 and $109,000 at December 31, 2008. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $690,000 at March 31, 2009 and $740,000 at December 31, 2008.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the three months ended March 31, 2009 or the year ended December 31, 2008. A 10% decrease in future cash flows would not adversely impact the net book value of goodwill and a 1% increase in the rate used to discount future cash flows would not adversely impact the net book value of goodwill.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2009 and December 31, 2008 of $1,012,000 and $1,109,000, respectively.
Post retirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Consolidated Notes to Financial Statements, which are contained in the 2008 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $16,089,000 at March 31, 2009 and $15,878,000 at December 31, 2008.

Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2009 the Company has recorded a net liability related to tooling in progress of $313,000, which represents approximately $4,444,000 of progress tooling billings and $4,131,000 of progress tooling expenses. At December 31, 2008 the Company had recorded a net liability related to tooling in progress of $212,000, which represents approximately $3,555,000 of progress tooling billings and $3,343,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at March 31, 2009 and December 31, 2008, includes a deferred tax asset of $7,193,000 and $7,188,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2008 Annual Report to Shareholders.

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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate (although Core Molding Technologies has an interest rate swap to fix the interest rate at 4.89%; (2) the Revolving Line of Credit, $12,000,000 construction loan payable and $8,000,000 construction loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) bank note payable under the Credit Agreement, with a variable interest rate. Core Molding Technologies has an interest rate swap to fix the interest rate; (4) foreign currency purchases in which Core Molding Technologies purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates would impact the Company for the three months ended March 31, 2009. It would have impacted the interest paid on the Company’s Line of Credit and the outstanding balance on the construction loan payable. The interest rate on these loans is impacted by LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
A 10% change in future interest rate would significantly impact the fair value of the Company’s interest rate swaps with an offset to other comprehensive income.

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

Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
No submission of matters to a vote of security holders occurred during the three months ended March 31, 2009.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: May 14, 2009	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: May 14, 2009	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description	Location

2	(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2	(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2	(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. As filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting Amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.		Description	Location

3	(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-k filed July 19, 2007

3	(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4	(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4	(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-k filed July 19, 2007

11		Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

Exhibit No.		Description	Location

31	(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31	(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32	(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 14, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

32	(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated May 14, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

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