Form 10-Q
period 2009-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2009-08-14
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1481870

(State or other jurisdiction	(I.R.S. Employer Identification No.)
incorporation or organization)

800 Manor Park Drive
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
Yes ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     NO ☑
As of August 14, 2009, the latest practicable date, 7,001,106 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$—	$—
Accounts receivable (less allowance for doubtful accounts: June 30, 2009 — $121,000; December 31, 2008 — $109,000)	12,237,490	15,435,103
Inventories:
Finished goods	1,900,325	3,533,246
Work in process	1,359,870	1,458,602
Stores	4,323,528	4,740,375

Total inventories	7,583,723	9,732,223

Deferred tax asset-current portion	1,869,198	1,869,198
Foreign sales tax receivable	540,663	584,230
Income tax receivable	701,573	—
Prepaid expenses and other current assets	1,612,037	876,094

Total current assets	24,544,684	28,496,848

Property, plant and equipment	80,499,534	71,970,638
Accumulated depreciation	(34,842,291)	(33,155,187)

Property, plant and equipment — net	45,657,243	38,815,451

Deferred tax asset	5,308,003	5,318,623
Goodwill	1,097,433	1,097,433
Other assets	63,026	102,737

Total	$76,670,389	$73,831,092

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$3,645,000	$2,905,716
Notes payable line of credit	873,234	1,193,965
Current portion of postretirement benefits liability	520,000	520,000
Accounts payable	5,025,930	6,866,388
Tooling in progress	898,075	212,065
Accrued liabilities:
Compensation and related benefits	3,727,789	4,715,884
Interest payable	143,273	96,103
Taxes	—	427,972
Other	958,301	928,080

Total current liabilities	15,791,602	17,866,173

Long-term debt	17,177,848	11,129,184
Interest rate swap	219,276	502,381
Postretirement benefits liability	15,834,387	15,357,897

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: June 30, 2009 and December 31, 2008 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,794,063 at June 30, 2009 and 6,765,790 at December 31, 2008	67,941	67,658
Paid-in capital	23,180,383	23,002,472
Accumulated other comprehensive loss, net of income tax benefit	(1,072,363)	(1,092,977)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	31,650,369	33,177,358

Total stockholders’ equity	27,647,276	28,975,457

Total	$76,670,389	$73,831,092

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Products	$16,643,805	$29,395,247	$34,474,085	$55,378,459
Tooling	656,303	543,447	1,210,140	3,645,672

Total sales	17,300,108	29,938,694	35,684,225	59,024,131

Total cost of sales	16,315,841	24,317,730	33,126,619	49,086,962

Gross margin	984,267	5,620,964	2,557,606	9,937,169

Total selling, general and administrative expense	2,255,738	2,993,819	4,755,741	5,808,154

(Loss) income before interest and taxes	(1,271,471)	2,627,145	(2,198,135)	4,129,015

Interest expense	(30,241)	(132,445)	(140,395)	(361,471)

(Loss) income before income taxes	(1,301,712)	2,494,700	(2,338,530)	3,767,544

Income tax (benefit) expense	(434,558)	778,439	(811,541)	1,187,130

Net (loss) income	$(867,154)	$1,716,261	$(1,526,989)	$2,580,414

Net (loss) income per common share:
Basic	$(0.13)	$0.25	$(0.23)	$0.38

Diluted	$(0.13)	$0.24	$(0.23)	$0.37

Weighted average shares outstanding:
Basic	6,784,442	6,740,818	6,769,442	6,736,043

Diluted	6,784,442	7,064,615	6,769,442	7,056,433

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2009	6,765,790	$67,658	$23,002,472	$33,177,358	$(1,092,977)	$(26,179,054)	$28,975,457

Net loss	—	—	—	(1,526,989)	—	—	(1,526,989)
Hedge accounting effect of the interest rate swaps, net of deferred income tax expense of $10,030	—	—	—	—	20,614	—	20,614

Comprehensive loss	—	—	—	—	—	—	(1,506,375)

Restricted stock	28,273	283	145,770	—	—	—	146,053

Share-based compensation	—	—	32,141	—	—	—	32,141

Balance at June 30, 2009	6,794,063	$67,941	$23,180,383	$31,650,369	$(1,072,363)	$(26,179,054)	$27,647,276

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:

Net (loss) income	$(1,526,989)	$2,580,414

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	1,849,330	1,804,777
Deferred income taxes	590	(22,778)
Ineffectiveness of swap	(252,461)	11,551
Share based compensation	178,194	168,262
Loss on disposal of assets	49,405	—
Gain on translation of foreign currency financial statements	(71,217)	(131,452)
Change in operating assets and liabilities:
Accounts receivable	3,197,613	(4,700,062)
Inventories	2,148,500	871,507
Prepaid and other assets	(493,832)	(176,804)
Accounts payable	(1,741,123)	(1,092,811)
Accrued and other liabilities	(1,354,238)	1,520,140
Postretirement benefits liability	476,488	710,270

Net cash provided by operating activities	2,460,260	1,543,014

Cash flows from investing activities:

Purchase of property, plant and equipment	(8,703,156)	(573,022)

Net cash used in investing activities	(8,703,156)	(573,022)

Cash flows from financing activities:

Financing costs for new credit agreement	(224,321)	—
Gross repayments on line of credit	(27,109,191)	(20,586,168)
Gross borrowings on line of credit	26,788,460	20,496,804
Payments of principal on construction term loan	(142,857)	—
Payments of principal on secured note payable	(642,858)	(642,858)
Payment of principal on industrial revenue bond	(305,000)	(285,000)
Borrowing on construction loans	7,878,663	—
Proceeds from issuance of common stock	—	47,230

Net cash provided by (used in) financing activities	6,242,896	(969,992)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash paid for:
Interest	$433,240	$340,230

Income taxes (net of tax refunds)	$326,000	$342,622

Non Cash:
Fixed asset purchases in accounts payable	$175,317	$169,901

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2009, the results of operations for the three and six months ended June 30, 2009, and the cash flows for the six months ended June 30, 2009. The “Consolidated Notes to Financial Statements,” which are contained in the 2008 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes as well as RTM and SMC closed mold process to produce reinforced plastic products.
2. Net (Loss) Income per Common Share
Net (loss) income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but include the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
The computation of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$(867,154)	$1,716,261	$(1,526,989)	$2,580,414

Weighted average common shares outstanding	6,784,442	6,740,818	6,769,442	6,736,043
Plus: dilutive options assumed exercised	—	566,700	—	566,700
Less: shares assumed repurchased with proceeds from exercise	—	(287,011)	—	(288,024)
Plus: dilutive effect of nonvested restricted stock grants	—	44,108	—	41,714

Weighted average common and potentially issuable common shares outstanding	6,784,442	7,064,615	6,769,442	7,056,433

Basic net (loss) income per common share	$(0.13)	$0.25	$(0.23)	$0.38
Diluted net (loss) income per common share	$(0.13)	$0.24	$(0.23)	$0.37
All 570,225 shares of unexercised stock options at June 30, 2009 and 28,200 stock options at June 30, 2008 were not included in diluted earnings per share as they were anti-dilutive.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation, and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Navistar product sales	$8,979,649	$16,624,481	$19,036,872	$30,099,452
Navistar tooling sales	171,953	36,522	474,748	2,793,471

Total Navistar sales	9,151,602	16,661,003	19,511,620	32,892,923

PACCAR product sales	5,482,819	7,668,656	9,674,548	15,074,287
PACCAR tooling sales	195,220	365,696	206,820	460,146

Total PACCAR sales	5,678,039	8,034,352	9,881,368	15,534,433

Other product sales	2,181,337	5,102,110	5,762,665	10,204,720
Other tooling sales	289,130	141,229	528,572	392,055

Total other sales	2,470,467	5,243,339	6,291,237	10,596,775

Total product sales	16,643,805	29,395,247	34,474,085	55,378,459
Total tooling sales	656,303	543,447	1,210,140	3,645,672

Total sales	$17,300,108	$29,938,694	$35,684,225	$59,024,131

4. Comprehensive (Loss) Income
Comprehensive (loss) income represents net (loss) income plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$(867,154)	$1,716,261	$(1,526,989)	$2,580,414

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $15,620, and $10,030 for the three and six months ended June 30, 2009 and deferred income tax expense of $33,257 and tax benefit of $2,787 for the three and six months ended June 30, 2008, respectively	31,468	64,559	20,614	(5,409)

Amortization of previously unrecognized postretirement plan loss, net of deferred tax expense of $11,361 and $22,722 for the three and six months ended June 30, 2008, respectively.	—	20,638	—	41,277

Comprehensive (loss) income	$(835,686)	$1,801,458	$(1,506,375)	$2,616,282

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension expense:
Defined contribution plan Contributions	$73,000	$122,000	$176,000	$249,000
Multi-employer plan Contributions	87,000	130,000	195,000	263,000

Total pension expense	160,000	252,000	371,000	512,000

Health and life insurance:
Service cost	152,000	159,000	304,000	318,000
Interest cost	237,000	263,000	474,000	525,000
Amortization of net loss	—	32,000	—	64,000

Net periodic benefit cost	389,000	454,000	778,000	907,000

Total postretirement benefits expense	$549,000	$706,000	$1,149,000	$1,419,000

Core Molding Technologies has made contributions of approximately $598,000 to pension plans and $302,000 of postretirement healthcare payments through June 30, 2009 and expects to make approximately $162,000 of multi-employer pension payments through the remainder of 2009. The Company also expects to make approximately $218,000 of postretirement healthcare payments through the remainder of 2009, all of which are accrued.
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
On June 30, 2009, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement, dated as of December 9, 2008, with KeyBank. Pursuant to the terms of the Second Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase in the applicable margin for interest rates applicable to LIBOR loans to 450 basis points, effective June 30, 2009, for both construction loans and the revolving line of credit; with all rates other than rates applicable to the term loan decreasing by 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00, (2) a decrease in the applicable margin for the interest rate applicable to the term loan to 200 basis points in excess of LIBOR or the Base Rate, (3) a change in the definition of consolidated EBITDA to add back non-cash post-retirement expenses minus retirement benefits paid in cash, (4) the deletion of the 150 basis point interest rate floor from the LIBOR rates applicable to the $8,000,000 and $12,000,000 construction loans and the revolving line of credit, and (5) the extension of the commitment for the revolving line of credit to April 30, 2011.

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2009, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above, as well as financial covenants contained in certain equipment leases to which the Company is a party.
Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of 2009 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the financial covenants set forth in the Credit Agreement, as amended by the First Amendment and Second Amendment, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company has entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the counterparty and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the IRB. Any ineffectiveness of the swap is recorded as an adjustment to interest expense and historically has not been material. Interest income of $31,591 and interest expense of $11,551 was recorded for the six months ended June 30, 2009 and 2008, respectively, related to ineffectiveness of the swap. The fair value of the swap was recorded as a liability of $243,178 and $322,108 as of June 30, 2009 and December 31, 2008, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Company’s bank note payable. Under this agreement, the Company pays a fixed rate of 3.75% to the counterparty and receives LIBOR. The swap term and notional amount match the payment schedule on the bank note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. The fair value of the swap was recorded as a liability of $52,429 and $79,973 as of June 30, 2009 and December 31, 2008 respectively. While the Company is exposed to credit loss on its interest rate swap in the even of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 construction loan. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12 million dollar construction loan were amended. The Company calculated its effectiveness test and determined that its interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009, and began recording all mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations for the quarter ended June 30, 2009. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $145,684 as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of June 30, 2009 was recorded as an asset of $76,331. The Company recorded a reduction to interest expense for a mark-to-market adjustment of swap fair value of $222,015 for the three months ended June 30, 2009.

Line of Credit
At June 30, 2009, the Company had available under the Credit Agreement an $8,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2011. The line of credit bears interest at daily LIBOR plus 450 basis points. The line of credit is collateralized by all the Company’s assets. At June 30, 2009 and December 31, 2008 there was an outstanding balance of $873,234 and $1,194,000, respectively. The outstanding balance on the line of credit is due April 2011; however the Company anticipates paying it off within the next twelve months and therefore has classified the outstanding balance as a current liability on its Consolidated Balance Sheet.
7. Income Taxes
Income tax benefit for the three months ended June 30, 2009 is estimated to be approximately 35% of total earnings before taxes. In the three months ended June 30, 2008, income taxes were estimated to be 32% of total earnings before taxes. The increase in the effective tax rate is primarily due to the Company’s losses being related to activities in the United States. The Company incurs a higher effective tax rate in the United States compared to that incurred on operations in Mexico.
The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). As of June 30, 2009, the Company has no liability for unrecognized tax positions under FIN 48.
The Company files U.S. federal and state income tax returns as well as income tax returns Mexico. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that its unrecognized tax benefits will significantly change within the next twelve months. The Company’s 2006 U.S. federal income tax return was previously subject to an audit by the Internal Revenue Service (“IRS”). The audit was completed in March 2009 with no findings and the Company has received a statement of no change from the IRS. There are currently no income tax audits in process.
8. Stock Based Compensation
The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006. This 2006 Plan replaced the Long Term Equity Incentive Plan (the “Original Plan”) as originally approved by the stockholders in May 1997 and as amended in May 2000. The 2006 Plan allows for grants to directors and key employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2015, or the date the maximum number of available awards under the 2006 Plan have been granted.
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the six months ended June 30, 2009:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2008	570,225	$3.30
Exercised	—	—
Granted	—	—
Forfeited	(11,400)	3.21

Outstanding at June 30, 2009	558,825	$3.30

Exercisable at June 30, 2009	487,115	$3.29

The following summarizes the status of, and changes to, unvested options during the six months ended June 30, 2009:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Unvested at December 31, 2008	88,830	3.37
Granted	—	—
Vested	(17,120)	3.24
Forfeited	—	—

Unvested at June 30, 2009	71,710	3.40

At June 30, 2009 and 2008, there was $100,161 and $208,763, respectively, of total unrecognized compensation expense, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the six months ended June 30, 2009 and 2008 was $45,619 and, $62,771, respectively. This compensation expense is allocated such that $39,438 and $49,238 are included in selling, general and administrative expenses and $6,181 and $13,533 are recorded in cost of sales for the six months ended June 30, 2009 and 2008, respectively.
Restricted Stock
In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of June 30, 2009 and changes during the six months ended June 30, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2008	85,106	$7.01
Granted	150,210	2.56
Vested	(28,215)	5.16
Forfeited	—	—

Unvested at June 30, 2009	207,101	4.04

As of June 30, 2009 and 2008, there was $547,341 and $477,398, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the six months ended June 30, 2009 and 2008 was $132,575 and $105,491, respectively, all of which was recorded to selling, general and administrative.
9. Fair Value of Financial Instruments
The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
In September 2006, the FASB issued Statement No. 157 to define fair value, establish a framework for measuring fair value and to expand disclosures about “Fair Value Measurements” (“SFAS No.157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The Company adopted SFAS 157 on January 1, 2008.

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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2009 and December 31, 2008:

	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Liabilities
Interest rate swaps	$—	$219,276	$—	$219,276

Total	$—	$219,276	$—	$219,276

	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Liabilities
Interest rate swaps	$—	$502,381	$—	$502,381

Total	$—	$502,381	$—	$502,381

There were no non-recurring fair value measurements for the quarter ended June 30, 2009.
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
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets (unaudited) were:

		June 30,	December 31,
		2009	2008
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate risk activities	Interest rate swap	$295,607	$502,381

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate risk activities	Interest rate swap	$(76,331)	$—

Total Derivatives		$219,276	$502,381

The effect of derivative instruments on the Consolidated Statement of Operations (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

	Amount of (Gain) Loss		Location of (Gain) Loss	Amount of (Gain) Loss
Derivatives in SFAS No. 133	Recognized in OCI on		Reclassified from AOCI	Reclassified from AOCI
Cash Flow Hedging	Derivative		into Income	into Expense
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
Three months ended	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest rate swaps	$(67,182)	$(127,466)	Interest expense, net	$53,990	$33,502

Six months ended	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest rate swaps	$(61,090)	$19,747	Interest expense, net	$109,040	$48,131

	Location of (Gain) Loss	Amount of (Gain) Loss Recognized
	Recognized in Income on	in Income of Derivative
Derivatives in SFAS No. 133	Derivative (Ineffective Portion	(Ineffective Portion and Amount
Cash Flow Hedging	and Amount Excluded from	Excluded from Effectiveness
Relationships	Effectivness Testing)	Testing)
Three months ended		June 30, 2009	June 30, 2008
Interest rate swaps	Interest (income) expense	$(21,293)	$(29,650)

Six months ended		June 30, 2009	June 30, 2008
Interest rate swaps	Interest (income) expense	$(31,591)	$11,551
Derivatives not designated as hedging instruments under SFAS No. 133

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Realized/Unrealized Gain
Hedging Instruments	Recognized in Income on	(Loss) Recognized in Income on
under SFAS No. 133	Derivatives	Derivatives
Three months ended		June 30, 2009	June 30, 2008
Interest rate swaps	Interest (income) expense	$(220,871)	$—

Six months ended		June 30, 2009	June 30, 2008
Interest rate swaps	Interest (income) expense	$(220,871)	$—

During first six months of 2009 and 2008, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 6 above, the Company discontinued the use of hedge accounting for one of the interest rate swaps effective March 31, 2009, and began recording all mark-to-market adjustments related to this interest rate swap within interest expense in the Company’s Consolidated Statement of Operations. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $13,736, net of taxes.
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
In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has not recorded any nonrecurring fair value measurements of non-financial assets and liabilities since adopting FSP FAS 157-2 on January 1, 2009.
In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The standard was effective for financial statements issued after June 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the Consolidated Financial Statements. Management has performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements were issued.
In June 2009, the FASB issued SFAS No. 167 to amend certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. The Company is currently reviewing the additional requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168 to address the new authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; rather, it will issue Accounting Standards Updates. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement does not change GAAP and will not have a material impact on the Company.

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
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc. a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process. In August of 2008, the Company entered into a construction agreement to begin building a new 437,000 square foot production facility in Matamoros, Mexico that has replaced its old leased facility. Full occupancy of the new facility began on June 1, 2009.

Core Molding Technologies recorded a net loss for the six months ended June 30, 2009 of $1,527,000 or $0.23 per basic and diluted share, compared with a net income of $2,580,000, or $0.38 per basic and $0.37 per diluted share, for the six months ended June 30, 2008. During the six months ended June 30, 2009, the Company has recorded approximately $1,983,000 of expense for transfer and start-up costs associated with the construction of the Company’s new production facility in Mexico. The Company has also experienced a 38% decrease in product sales in the first six months of 2009 as compared to the same period in 2008. While industry analysts are forecasting an increase in truck orders for the second half of 2009, the Company recognizes that this expectation should be considered in light of the uncertain economy.
Results of Operations
Three Months Ended June 30, 2009, As Compared To Three Months Ended June 30, 2008
Net sales for the three months ended June 30, 2009, totaled $17,300,000, representing an approximate 42% decrease from the $29,939,000 reported for the three months ended June 30, 2008. Included in total sales were tooling project sales of $656,000 and $543,000 for the three months ended June 30, 2009 and June 30, 2008, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were approximately 43% lower for the three months ended June 30, 2009, as compared to the same period a year ago. The primary reason for the decrease in product sales was the continued downturn in the North American medium and heavy-duty truck market caused by the overall economic conditions that currently exist.
Sales to Navistar totaled $9,152,000 for the three months ended June 30, 2009, decreasing 45% from $16,661,000 in sales for the three months ended June 30, 2008. Included in total sales was $172,000 of tooling sales for the three months ended June 30, 2009 compared to $37,000 for the same three months in 2008. Product sales to Navistar decreased by 46% for the three months ended June 30, 2009 versus the same period of the prior year. The primary reasons for the decrease in product sales were the continued downturn in the North American medium and heavy-duty truck market, the overall economic conditions as noted above, and lower orders for Navistar’s military product line.
Sales to PACCAR totaled $5,678,000 for the three months ended June 30, 2009, decreasing 29% from $8,034,000 in sales for the three months ended June 30, 2008. Included in total sales was $195,000 of tooling sales for the three months ended June 30, 2009 compared to $366,000 for the same three months in 2008. Product sales to PACCAR decreased by 29% for the three months ended June 30, 2009 compared to the same period of the prior year. The decrease in total product sales was primarily due to market conditions as noted above.
Sales to other customers for the three months ended June 30, 2009 decreased 53% to $2,470,000 compared to $5,243,000 for the three months ended June 30, 2008. This decrease was primarily due to market related decreases in product sales to other North American medium and heavy-duty truck manufacturers amounting to approximately $1,870,000, as well as a decrease in product sales to a customer in the marine industry of approximately $676,000.
Gross margin was approximately 6% of sales for the three months ended June 30, 2009, compared with 19% for the three months ended June 30, 2008. The decrease in gross margin was primarily due to lower overhead cost absorption due to lower product sales volumes. Our manufacturing operations have significant overhead costs such as certain labor, energy, depreciation, lease expense and certain benefit costs including, post retirement healthcare costs that do not change proportionately with sales. Also impacting gross margin was approximately $681,000 of transition and start up costs incurred during the three months ended June 30, 2009 associated with the Company’s new production facility in Matamoros Mexico.
Selling, general and administrative expenses (“SG&A”) totaled $2,256,000 for the three months ended June 30, 2009, decreasing from $2,994,000 for the three months ended June 30, 2008. The primary reasons for the decrease was no profit sharing expense for the three months ended June 30, 2009, along with lower labor and benefit costs and lower professional fees. Partially offsetting these reductions was approximately $87,000 of transition and start-up costs incurred during the quarter associated with the Company’s new production facility in Mexico.
Net interest expense decreased to $30,000 for the three months ended June 30, 2009, as compared to net interest expense of $132,000 for the three months ended June 30, 2008. Included in net interest expense for the three months ended June 30, 2009 is $242,000 of interest income from ineffectiveness related to the Company’s interest rate swaps as compared to $30,000 of interest income recorded for the same period ended June 30, 2008. Additionally the Company capitalized interest of approximately $109,000 during the quarter related to its new production facility in Mexico which was placed into service in June 2009. These credits were partially offset by interest expense related to the additional borrowings under the Credit Agreement related to the Company’s new production facility.

Income tax benefit for the three months ended June 30, 2009, is estimated to be approximately 33% of total earnings before taxes. In the three months ended June 30, 2008 income taxes were estimated to be 31% of total earnings before taxes. The increase in the effective rate is primarily due to the quarter’s operating loss being related to activities in the United States. The Company incurs a higher effective tax rate in the United States compared to that incurred on operations in Mexico.
Core Molding Technologies recorded net loss for the three months ended June 30, 2009 of $867,000 or $0.13 per basic and diluted share, compared with net income of $1,716,000, or $0.25 per basic and $0.24 per diluted share, for the three months ended June 30, 2008.
Six Months Ended June 30, 2009, As Compared To Six Months Ended June 30, 2008
Net sales for the six months ended June 30, 2009, totaled $35,684,000, representing an approximate 40% decrease from the $59,024,000 reported for the six months ended June 30, 2008. Included in total sales were tooling project sales of $1,210,000 and $3,646,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, decreased by 38% to $34,474,000 for the six months ended June 30, 2009 as compared to $55,378,000 for the six months ended June 30, 2008. The primary reason for the decrease in product sales was the continued downturn in the North American medium and heavy-duty truck market caused by the overall economic conditions.
Sales to Navistar totaled $19,512,000 for the six months ended June 30, 2009, as compared to $32,893,000 for the six months ended June 30, 2008. Included in total sales was $475,000 of tooling sales for the six months ended June 30, 2009 compared to $2,793,000 for the six months ended June 30, 2008. Total product sales to Navistar decreased by 37% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The primary reason for the decrease in product sales were the market conditions noted above.
Sales to PACCAR totaled $9,881,000 for the six months ended June 30, 2009, as compared to $15,534,000 reported for the six months ended June 30, 2008. Included in total sales was $207,000 of tooling sales for the six months ended June 30, 2009 compared to $460,000 for the six months ended June 30, 2008. Total product sales to PACCAR decreased by 36% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in total product sales was also due to the above noted market conditions.
Sales to other customers for the six months ended June 30, 2009, decreased approximately 41% to $6,291,000 from $10,597,000 for the six months ended June 30, 2008. This decrease is primarily due to market related decreases in product sales to other North American medium and heavy-duty truck manufacturers of $3,297,000 and decreases in product sales to a customer in the marine industry of approximately $927,000.
Gross margin was approximately 7% of sales for the six months ended June 30, 2009, compared with 17% for the six months ended June 30, 2008. The decrease in gross margin was primarily due to higher overhead cost absorption due to lower product sales volumes. Our manufacturing operations have significant overhead costs such as certain labor, energy, depreciation, lease expense and certain benefit costs including, post retirement healthcare costs that do not change proportionately with sales. Also contributing to the decrease in gross margin was approximately $1,752,000 of transition costs and start up expenses associated with the Company’s new production facility.
Selling, general and administrative expenses (“SG&A”) decreased to $4,756,000 for the six months ended June 30, 2009, decreasing from $5,808,000 for the six months ended June 30, 2008. The primary reason for the decrease was no profit sharing accrued for the six months ended June 30, 2009. Additionally, there were lower labor and benefit costs and lower professional fees as compared to the period ended June 30, 2008. Partially offsetting these reductions was approximately $231,000 of transition and start-up costs incurred in 2009 associated with the Company’s new production facility in Mexico.

Net interest expense totaled $140,000 for the six months ended June 30, 2009, as compared to net interest expense of $361,000 for the six months ended June 30, 2008. Included in net interest expense for the six months ended June 30, 2009 is a credit for $252,000 from ineffectiveness related to the Company’s interest rate swaps as compared to $12,000 of interest expense recorded for the same period ending June 30, 2008. Additionally the Company capitalized interest of approximately $167,000 in 2009 related to its new production facility in Mexico which was placed into service in June 2009. These credits were partially offset by interest expense related to the additional borrowings on the two new loans related to the Company’s southwest facility.
Income tax benefit for the six months ended June 30, 2009, is estimated to be approximately 35% of total earnings before taxes. In the six months ended June 30, 2008 income taxes were estimated to be 32% of total earnings before taxes. The increase in the effective tax rate is primarily due to the quarter’s operating loss being related to activities in the United States. The Company incurs a higher effective tax rate in the United States compared to that incurred on operations in Mexico.
Core Molding Technologies recorded net loss for the six months ended June 30, 2009 of $1,527,000 or $0.23 per basic and diluted share, compared with net income of $2,580,000, or $0.38 per basic and $0.37 per diluted share, for the six months ended June 30, 2008.
Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
As widely reported, financial markets in the United States, Europe and Asia continue to experience disruption in their financial markets, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impact the Company’s ability to borrow in the future.
Cash provided by operating activities for the six months ended June 30, 2009 totaled $2,460,000. Net operating losses of $1,527,000 negatively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $1,849,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $476,000 is not a current cash obligation, and this item will not be a cash obligation until additional employees retire and begin to utilize these benefits. Changes in working capital increased cash provided by operating activities by $1,757,000. Changes in working capital primarily relate to a decrease in accounts receivable due to decreased product sales for the six months ended June 30, 2009 compared to the fourth quarter of 2008 as well as lower inventory levels. These were offset by lower accounts payable and accrued balances as of June 30, 2009 as compared to December 31, 2008 which was also due to lower volumes.
Cash used in investing activities for the six months ended June 30, 2009 was $8,703,000, primarily representing purchases related to the construction of the Company’s new production facility in Mexico. The Company currently plans an additional $1,531,000 of capital expenditures for the remainder of the year, of which $1,071,000 relates to the completion of the Company’s new production facility in Mexico. These capital additions will be funded by cash from operations and borrowings from the Company’s available construction loan line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.
Financing activities increased cash by $6,243,000. This increase is related to borrowings on the Company’s construction loans of $7,879,000. This amount is partially offset by net repayments on the line of credit of $321,000, and other loan payments of $1,091,000.
At June 30, 2009, the Company had no cash on hand and a line of credit of $8,000,000, with a scheduled maturity of April 30, 2011. At June 30, 2009, Core Molding Technologies had outstanding borrowings of $873,000 on this line of credit.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2009, the Company was in compliance with its financial debt covenants associated with the loans made under the Credit Agreement as described above, as well as financial covenants contained in certain equipment leases.

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
On June 30, 2009, the Company entered into a Second Amendment to the Credit Agreement, dated as of December 9, 2008, with KeyBank. Pursuant to the terms of the Second Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase in the applicable margin for interest rates applicable to LIBOR loans to 450 basis points, effective June 30, 2009, for both construction loans and the revolving line of credit; with all rates other than rates applicable to the term loan decreasing by 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00, (2) a decrease in the applicable margin for the interest rate applicable to the term loan to 200 basis points in excess of the LIBOR or the Base Rate, (3) a change in the definition of consolidated EBITDA to add back non-cash post-retirement expenses minus retirement benefits paid in cash, (4) the deletion of the 150 basis point interest rate floor from the LIBOR rates applicable to the $8,000,000 and $12,000,000 construction loans and the revolving line of credit, and (5) the extension of the commitment for the revolving line of credit to April 30, 2011.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of 2009 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under the First Amendment and the Second Amendment to the Credit Agreement for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has not recorded any nonrecurring fair value measurements of non-financial assets and liabilities since adopting FSP FAS 157-2 on January 1, 2009.
In April 2009, the FASB issued FSP FAS 157-4 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The standard was effective for financial statements issued after June 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167 to amend certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. The Company is currently reviewing the additional requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168 to address the new authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; rather, it will issue Accounting Standards Updates. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement does not change GAAP and will not have a material impact on the Company.
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $121,000 at June 30, 2009 and $109,000 at December 31, 2008. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $727,000 at June 30, 2009 and $740,000 at December 31, 2008.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2009 or the year ended December 31, 2008.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2009 and December 31, 2008 of $1,114,000 and $1,109,000, respectively.

Postretirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Consolidated Notes to Financial Statements, which are contained in the 2008 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $16,354,000 at June 30, 2009 and $15,878,000 at December 31, 2008.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2009 the Company has recorded a net liability related to tooling in progress of $898,000, which represents approximately $4,865,000 of progress tooling billings and $3,967,000 of progress tooling expenses. At December 31, 2008 the Company had recorded a net liability related to tooling in progress of $212,000, which represents approximately $3,555,000 of progress tooling billings and $3,343,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, includes a deferred tax asset of $7,177,000 and $7,188,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2008 Annual Report to Shareholders.

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
At the annual meeting of the stockholders of Core Molding Technologies held on May 28, 2009, the following issue was voted upon with the indicated results:

A. Election of Directors:	Shares Voted For	Shares Voted Against
Kevin L. Barnett	5,163,731	1,054,626
Thomas R. Cellitti	5,148,846	1,069,511
James F. Crowley	6,162,038	56,319
Ralph O. Hellmold	6,138,379	79,978
Malcolm M. Prine	6,162,987	55,370
The above elected directors constitute the full acting Board of Directors for Core Molding Technologies; all terms expire at the 2010 annual meeting of stockholders of the Company.

Item 5.	Other Information
None

Item 6.	Exhibits
See Index to Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: August 14, 2009	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: August 14, 2009	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description	Location

2	(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2	(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2	(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3	(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3	(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

Exhibit No.		Description	Location

4	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4	(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4	(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-K filed July 19, 2007

10	(a)	Second Amendment Agreement, dated June 30, 2009, to the Credit Agreement dated December 9, 2009, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report From 8-K filed July 2, 2009

11		Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31	(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31	(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32	(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 14, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

32	(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated August 14, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

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