Form 10-Q
period 2009-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2009-11-13
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of November 13, 2009, the latest practicable date, 7,001,106 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$841,004	$—
Accounts receivable (less allowance for doubtful accounts:
September 30, 2009 and December 31, 2008 - $109,000)	14,391,492	15,435,103
Inventories:
Finished goods	1,257,238	3,533,246
Work in process	1,214,718	1,458,602
Stores	4,297,981	4,740,375

Total inventories	6,769,937	9,732,223

Current portion of deferred tax asset	1,869,198	1,869,198
Foreign sales tax receivable	623,995	584,230
Income tax receivable	84,604	—
Prepaid expenses and other current assets	1,332,660	876,094

Total current assets	25,912,890	28,496,848

Property, plant and equipment	81,456,271	71,970,638
Accumulated depreciation	(35,796,500)	(33,155,187)

Property, plant and equipment -net	45,659,771	38,815,451

Deferred tax asset	5,297,840	5,318,623
Goodwill	1,097,433	1,097,433
Other assets	46,336	102,737

Total	$78,014,270	$73,831,092

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$3,660,005	$2,905,716
Notes payable line of credit	—	1,193,965
Current portion of postretirement benefit liability	520,000	520,000
Accounts payable	4,355,224	6,866,388
Tooling in progress	978,292	212,065
Accrued liabilities:
Compensation and related benefits	3,898,063	4,715,884
Interest payable	125,670	96,103
Taxes	—	427,972
Other	825,433	928,080

Total current liabilities	14,362,687	17,866,173

Long-term debt	18,657,842	11,129,184
Interest rate swaps	309,247	502,381
Postretirement benefit liability	16,101,864	15,357,897

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: September 30, 2009 and December 31, 2008 - 0	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; Outstanding shares: 6,794,005 at September 30, 2009 and 6,765,790 at December 31, 2008	67,940	67,658
Paid-in capital	23,268,988	23,002,472
Accumulated other comprehensive loss, net of income tax benefit	(1,052,634)	(1,092,977)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	32,477,390	33,177,358

Total stockholders’ equity	28,582,630	28,975,457

Total	$78,014,270	$73,831,092

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Products	$19,801,193	$29,497,102	$54,275,278	$84,875,561
Tooling	4,624,339	533,461	5,834,479	4,179,133

Total sales	24,425,532	30,030,563	60,109,757	89,054,694

Total cost of sales	20,441,551	23,992,701	53,568,170	73,079,663

Gross margin	3,983,981	6,037,862	6,541,587	15,975,031

Total selling, general and administrative expense	2,131,030	3,186,040	6,886,771	8,994,194

Income (loss) before interest and taxes	1,852,951	2,851,822	(345,184)	6,980,837

Interest expense	(516,904)	(179,395)	(657,298)	(540,866)

Income (loss) before income taxes	1,336,047	2,672,427	(1,002,482)	6,439,971

Income tax expense (benefit)	509,026	984,500	(302,514)	2,171,630

Net income (loss)	$827,021	$1,687,927	$(699,968)	$4,268,341

Net income (loss) per common share:
Basic	$0.12	$0.25	$(0.10)	$0.63

Diluted	$0.12	$0.24	$(0.10)	$0.61

Weighted average shares outstanding:
Basic	6,794,005	6,748,590	6,768,467	6,740,225

Diluted	6,838,815	7,048,520	6,811,515	7,054,157

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2009	6,765,790	$67,658	$23,002,472	$33,177,358	$(1,092,977)	$(26,179,054)	$28,975,457

Net loss	—	—	—	(699,968)	—	—	(699,968)
Hedge accounting effect of the interest rate swaps, net of deferred income tax expense of $18,424	—	—	—	—	40,343	—	40,343

Comprehensive loss	—	—	—	—	—	—	(659,625)

Restricted stock	28,215	282	145,365	—	—	—	145,647

Share-based compensation	—	—	121,151	—	—	—	121,151

Balance at September 30, 2009	6,794,005	$67,940	$23,268,988	$32,477,390	$(1,052,634)	$(26,179,054)	$28,582,630

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Net (loss) income	$(699,968)	$4,268,341

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	2,858,169	2,683,383
Deferred income taxes	2,359	(42,162)
Changes in fair value of swaps	(134,365)	54,573
Share based compensation	266,797	254,154
Loss on disposal of assets	31,405	—
Gain on translation of foreign currency financial statements	(70,908)	(26,077)
Change in operating assets and liabilities:
Accounts receivable	1,043,611	(7,436,212)
Inventories	2,962,286	380,083
Prepaid and other assets	(335,728)	(172,882)
Accounts payable	(2,295,039)	(185,845)
Accrued and other liabilities	(637,250)	2,304,415
Postretirement benefits liability	743,967	1,078,013

Net cash provided by operating activities	3,735,336	3,159,784

Cash flows from investing activities:

Purchase of property, plant and equipment	(9,776,993)	(7,794,907)
Proceeds from sale of property, plant and equipment	18,000	—

Net cash used in investing activities	(9,758,993)	(7,794,907)

Cash flows from financing activities:

Financing costs for new credit agreement	(224,321)	—
Gross repayments on line of credit	(34,389,061)	(33,752,230)
Gross borrowings on line of credit	33,195,096	39,691,140
Payments of principal on long term debt	(1,995,716)	(1,394,287)
Borrowing on construction loans	10,278,663	—
Proceeds from issuance of common stock	—	90,500

Net cash provided by financing activities	6,864,661	4,635,123

Net change in cash and cash equivalents	841,004	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$841,004	$—

Cash paid for:
Interest	$738,121	$463,650

Income taxes (net of tax refunds)	$275,884	$1,561,622

Non Cash:
Fixed asset purchases in accounts payable	$58,218	$143,827

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2009, the results of operations for the three and nine months ended September 30, 2009, and the cash flows for the nine months ended September 30, 2009. The “Notes to Consolidated Financial Statements,” which are contained in the 2008 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes as well as RTM and SMC closed mold processes to produce reinforced plastic products.
2. Net Income (Loss) per Common Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$827,021	$1,687,927	$(699,968)	$4,268,341

Weighted average common shares outstanding	6,794,005	6,748,590	6,768,467	6,740,225
Plus: dilutive options assumed exercised	85,600	550,225	—	550,225
Less: shares assumed repurchased with proceeds from exercise	(82,114)	(283,037)	—	(281,788)
Plus: dilutive effect of nonvested restricted stock grants	41,324	32,742	43,048	45,495

Weighted average common and potentially issuable common shares outstanding	6,838,815	7,048,520	6,811,515	7,054,157

Basic net income (loss) per common share	$0.12	$0.25	$(0.10)	$0.63
Diluted net income (loss) per common share	$0.12	$0.24	$(0.10)	$0.61
At September 30, 2009 and 2008, 558,825 and 25,000, respectively, of outstanding stock options were not included in diluted earnings per share as they were anti-dilutive.

3. Sales
Core Molding Technologies currently has three major customers, Navistar, Inc. (“Navistar”) formerly known as International Truck & Engine Corporation, PACCAR, Inc. (“PACCAR”) and Daimler Trucks North America LLC (“Daimler”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Navistar product sales	$10,435,844	$17,434,140	$29,472,716	$47,533,592
Navistar tooling sales	1,985,183	74,750	2,459,931	2,868,221

Total Navistar sales	12,421,027	17,508,890	31,932,647	50,401,813

PACCAR product sales	6,638,196	7,350,397	16,312,744	22,424,684
PACCAR tooling sales	281,200	380,818	488,020	840,964

Total PACCAR sales	6,919,396	7,731,215	16,800,764	23,265,648

Daimler product sales	1,055,855	1,969,850	2,808,550	6,063,210
Daimler tooling sales	1,790,805	16,500	1,790,805	101,650

Total Daimler sales	2,846,660	1,986,350	4,599,355	6,164,860

Other product sales	1,671,298	2,742,715	5,681,268	8,854,075
Other tooling sales	567,151	61,393	1,095,723	368,298

Total other sales	2,238,449	2,804,108	6,776,991	9,222,373

Total product sales	19,801,193	29,497,102	54,275,278	84,875,561
Total tooling sales	4,624,339	533,461	5,834,479	4,179,133

Total sales	$24,425,532	$30,030,563	$60,109,757	$89,054,694

4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$827,021	$1,687,927	$(699,968)	$4,268,341

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $8,394 and $18,424 for the three and nine months ended September 30, 2009 and deferred income tax expense of $11,996 and $9,209 for the three and nine months ended September 30, 2008, respectively	19,729	23,286	40,343	17,877

Amortization of previously unrecognized postretirement plan loss, net of deferred income tax benefit of $11,361 and $34,083 for the three and nine months ended September 30, 2008, respectively.	—	20,639	—	61,916

Comprehensive income (loss)	$846,750	$1,731,852	$(659,625)	$4,348,134

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefit plans for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension expense:
Defined contribution plan contributions	$77,000	$66,000	$253,000	$315,000
Multi-employer plan contributions	109,000	126,000	304,000	389,000

Total pension expense	186,000	192,000	557,000	704,000

Health and life insurance:
Service cost	152,000	159,000	456,000	477,000
Interest cost	237,000	263,000	711,000	788,000
Amortization of net loss	—	32,000	—	96,000

Net periodic benefit cost	389,000	454,000	1,167,000	1,361,000

Total postretirement benefits expense	$575,000	$646,000	$1,724,000	$2,065,000

Core Molding Technologies has made contributions of approximately $707,000 to pension plans and $423,000 of postretirement healthcare payments through September 30, 2009 and expects to make approximately $102,000 of pension payments through the remainder of 2009. The Company also expects to make approximately $97,000 of postretirement healthcare payments through the remainder of 2009, all of which are accrued at September 30, 2009.
6. Debt
Credit Agreement; Amendments
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
On March 31, 2009, the Company entered into the first amendment to the Credit Agreement with KeyBank (the “First Amendment”). Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back certain non-cash compensation expense (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009 (4) increase the applicable margin for interest rates applicable to LIBOR loans effective March 31, 2009 to 400 basis points for both construction loans and the revolving line of credit; all rates decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00 (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points (6) increase the 100 basis point LIBOR floor on the $8,000,000 construction loan and revolving line of credit to 150 basis points and (7) implement a 150 basis point LIBOR floor on the $12,000,000 construction loan.
On June 30, 2009, the Company entered into the second amendment (the “Second Amendment”) to the Credit Agreement, dated as of December 9, 2008, with KeyBank. Pursuant to the terms of the Second Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase in the applicable margin for interest rates applicable to LIBOR loans to 450 basis points, effective June 30, 2009, for both construction loans and the revolving line of credit; with all rates other than rates applicable to the term loan decreasing by 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00, (2) a decrease in the applicable margin for the interest rate applicable to the term loan to 200 basis points in excess of LIBOR or the Base Rate, (3) a change in the definition of consolidated EBITDA to add back non-cash post-retirement expenses minus retirement benefits paid in cash, (4) the deletion of the 150 basis point interest rate floor from the LIBOR rates applicable to the $8,000,000 and $12,000,000 construction loans and the revolving line of credit, and (5) the extension of the commitment for the revolving line of credit to April 30, 2011.

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2009, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above, as well as financial covenants contained in certain equipment leases to which the Company is a party.
Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of 2009 and 2010 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the financial covenants set forth in the Credit Agreement, as amended by the First Amendment and Second Amendment, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”) the Company has entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the counterparty and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the IRB. Any ineffectiveness of the swap is recorded as an adjustment to interest expense and historically has not been material. Interest income of $34,264 and interest expense of $54,574 was recorded for the nine months ended September 30, 2009 and 2008, respectively, related to ineffectiveness of the swap. The fair value of the swap was recorded as a liability of $228,049 and $322,108 as of September 30, 2009 and December 31, 2008, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Company’s bank term loan. Under this agreement, the Company pays a fixed rate of 5.75% to the counterparty and receives LIBOR plus 200 basis points. The swap term and notional amount match the payment schedule on the bank note payable with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are exactly the same. The fair value of the swap was recorded as a liability of $40,195 and $79,973 as of September 30, 2009 and December 31, 2008 respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 construction loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 construction loan were amended. The Company calculated an effectiveness test for the interest rate swap after this amendment and determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $145,684 as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of September 30, 2009 and December 31, 2008 was recorded as a liability of $41,003 and $100,300, respectively. The Company recorded a reduction to interest expense of $104,681 for a mark-to-market adjustment of swap fair value for the nine months ended September 30, 2009 related to this swap.

Line of Credit
At September 30, 2009, the Company had available under the Credit Agreement an $8,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2011. The line of credit bears interest at LIBOR plus 450 basis points. The line of credit is collateralized by all of the Company’s assets. At September 30, 2009 there was no balance on the Company’s line of credit and at December 31, 2008, the line of credit had a balance of $1,194,000.
7. Income Taxes
Income tax benefit for the nine months ended September 30, 2009 is estimated to be approximately 30% of total loss before income taxes. For the nine months ended September 30, 2008, income taxes were estimated to be 34% of total income before income taxes. The change in the effective tax rate is primarily due to certain expenses being non-deductible in the Company’s Mexican subsidiary.
As of September 30, 2009, the Company had no liability for unrecognized tax positions.
The Company files U.S. federal and state income tax returns as well as income tax returns in Mexico. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that its unrecognized tax benefits will significantly change within the next twelve months. The Company’s 2006 U.S. federal income tax return was previously subject to an audit by the Internal Revenue Service (“IRS”). The audit was completed in March 2009 with no findings and the Company received a statement of no change from the IRS. There are currently no income tax audits in process.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2009:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2008	570,225	$3.30
Exercised	—	—
Granted	—	—
Forfeited	(11,400)	3.21

Outstanding at September 30, 2009	558,825	$3.30

Exercisable at September 30, 2009	487,115	$3.29

The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2009:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Unvested at December 31, 2008	88,830	$3.37
Granted	—	—
Vested	(17,120)	3.24
Forfeited	—	—

Unvested at September 30, 2009	71,710	$3.40

At September 30, 2009 and 2008, there was $78,884 and $170,208, respectively, of total unrecognized compensation expense, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the nine months ended September 30, 2009 and 2008 was $66,895 and, $93,220, respectively. This compensation expense is allocated such that $59,028 and $66,977 is included in selling, general and administrative expense and $7,867 and $26,243 is recorded in cost of sales for the nine months ended September 30, 2009 and 2008, respectively.
Restricted Stock
In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of September 30, 2009 and changes during the nine months ended September 30, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2008	85,106	$7.01
Granted	150,210	2.56
Vested	(28,215)	5.16
Forfeited	—	—

Unvested at September 30, 2009	207,101	$4.04

As of September 30, 2009 and 2008, there was $480,269 and $421,954, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to Restricted Stock grants for the nine months ended September 30, 2009 and 2008 was $199,902 and $160,934, respectively, all of which was recorded to selling, general and administrative expense.
9. Fair Value of Financial Instruments
The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
In September 2006, the Financial Accounting Standards Board, (“FASB”) issued a standard to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This standard does not change the requirements to apply fair value in existing accounting standards. Under this standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.

To increase consistency and comparability in fair value measurements, this standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:
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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	September 30,
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	2009

Liabilities
Interest rate swaps	$—	$309,247	$—	$309,247

Total	$—	$309,247	$—	$309,247

				December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Liabilities
Interest rate swaps	$—	$502,381	$—	$502,381

Total	$—	$502,381	$—	$502,381

There were no non-recurring fair value measurements for the quarter ended September 30, 2009.
In March 2008, the FASB issued a standard to amend and expand the disclosure requirements of derivative instruments with the intent to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, and earlier application is encouraged. The Company adopted this standard on January 1, 2009.
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets (unaudited) were as follows:

		September 30,	December 31,
		2009	2008
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities	Interest rate swaps	$268,244	$502,381

Derivatives not designated as hedging instruments
Interest rate risk activities	Interest rate swap	$41,003	$—

Total Derivatives		$309,247	$502,381

The effect of derivative instruments on the Consolidated Statements of Operations (unaudited) was as follows:
Derivatives in Cash Flow Hedging Relationships

			Location of Gain (Loss)
Derivatives in	Amount of Gain (Loss)		Reclassified from	Amount of Gain (Loss)
Cash Flow Hedging	Recognized in OCI on		AOCI into Income	Reclassified from AOCI into
Relationships	Derivative (Effective Portion)		(Effective Portion)	Expense (Effective Portion)
	September 30,	September 30,		September 30,	September 30,
Three months ended	2009	2008		2009	2008
Interest rate swaps	$27,363	$(7,741)	Interest expense, net	$(50,705)	$(39,269)

	September 30,	September 30,		September 30,	September 30,
Nine months ended	2009	2008		2009	2008

Interest rate swaps	$88,453	$(27,488)	Interest expense, net	$(159,745)	$(87,400)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
	Recognized in Income on	in Income of Derivative
	Derivative (Ineffective Portion	(Ineffective Portion and Amount
Derivatives in Cash Flow Hedging	and Amount Excluded from	Excluded from Effectiveness
Relationships	Effectivness Testing)	Testing)
		September 30,	September 30,
Three months ended		2009	2008
Interest rate swaps	Interest income (expense)	$2,673	$(43,022)

		September 30,	September 30,
Nine months ended		2009	2008

Interest rate swaps	Interest income (expense)	$34,264	$(54,574)

Derivatives not designated as hedging instruments

		Amount of
		Realized/Unrealized Gain
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in	(Loss) Recognized in Income
Instruments	Income on Derivatives	on Derivatives
		September 30,	September 30,
Three months ended		2009	2008
Interest rate swap	Interest income (expense)	$(120,769)	$—

		September 30,	September 30,
Nine months ended		2009	2008

Interest rate swap	Interest income (expense)	$100,102	$—

During first nine months of 2009 and 2008, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 6 above, the Company discontinued the use of hedge accounting for one of its interest rate swaps effective March 31, 2009, and began recording all mark-to-market adjustments related to this interest rate swap within interest expense in the Company’s Consolidated Statement of Operations. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $13,736, net of taxes.
10. Recent Accounting Pronouncements
In June 2009, the FASB issued a standard regarding the FASB Accounting Standards CodificationTM (the “Codification”), and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles (“GAAP”) in the United States. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). In addition, this standard establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009, and its adoption did not have a significant impact on its financial statements.
In December 2008, the FASB issued a standard to amend guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This standard is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. The Company is currently reviewing the additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
In February 2008, the FASB issued a standard, which delayed the effective date of accounting for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has not recorded any nonrecurring fair value measurements of non-financial assets and liabilities since adopting this standard on January 1, 2009.
In April 2009, the FASB issued a standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.
In May 2009, the FASB issued a standard for the disclosure of subsequent events. This standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The standard was effective for financial statements issued after June 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the Consolidated Financial Statements. Management has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.
In June 2009, the FASB issued a standard to amend certain requirements of accounting for consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009, with early adoption prohibited. The Company is currently reviewing the additional requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic conditions in the countries in which Core Molding Technologies operates; dependence upon three major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors; failure of Core Molding Technologies’ suppliers to perform their contractual obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; changes to federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; inefficiencies related to the transfer and start up of Core Molding Technologies new Matamoros production facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2008 Annual Report to Shareholders on Form 10-K.
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
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998 Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed mold process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc. a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process. In June of 2009, the Company completed construction and took full occupancy of its new 437,000 square foot production facility in Matamoros, Mexico that replaced its old leased facility.

Core Molding Technologies recorded a net loss for the nine months ended September 30, 2009 of $700,000 or $0.10 per basic and diluted share, compared with net income of $4,268,000, or $0.63 per basic and $0.61 per diluted share, for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Company has recorded approximately $2,022,000 of expense for transfer and start-up costs associated with the construction of the Company’s new production facility in Mexico. The Company has also experienced a 36% decrease in product sales in the first nine months of 2009 as compared to the same period in 2008. While industry analysts are forecasting an increase in truck orders for the end of 2009 and into 2010, the Company recognizes that this expectation should be considered in light of the uncertain economy.
Results of Operations
Three Months Ended September 30, 2009, As Compared To Three Months Ended September 30, 2008
Net sales for the three months ended September 30, 2009, totaled $24,426,000, representing an approximate 19% decrease from the $30,031,000 reported for the three months ended September 30, 2008. Included in total sales were tooling project sales of $4,624,000 and $533,000 for the three months ended September 30, 2009 and September 30, 2008, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were approximately 33% lower for the three months ended September 30, 2009, as compared to the same period a year ago. The primary reason for the decrease in product sales was the continued downturn in the North American medium and heavy-duty truck market caused by the overall economic conditions.
Sales to Navistar totaled $12,421,000 for the three months ended September 30, 2009, decreasing 29% from $17,509,000 in sales for the three months ended September 30, 2008. Included in total sales was $1,985,000 of tooling sales for the three months ended September 30, 2009 compared to $75,000 for the same three months in 2008. Product sales to Navistar decreased by 40% for the three months ended September 30, 2009 versus the same period of the prior year. The primary reasons for the decrease in product sales were the continued downturn in the North American medium and heavy-duty truck market as noted above as well as fewer orders for Navistar’s military product line.
Sales to PACCAR totaled $6,919,000 for the three months ended September 30, 2009, decreasing 11% from $7,731,000 in sales for the three months ended September 30, 2008. Included in total sales was $281,000 of tooling sales for the three months ended September 30, 2009 compared to $381,000 for the same three months in 2008. Product sales to PACCAR decreased by 10% for the three months ended September 30, 2009 as compared to the same period of the prior year. The decrease in total product sales was primarily due to market conditions as noted above. The decrease in product sales was partially offset by a shift in PACCAR’s production to truck models for which the Company provides higher content.
Sales to Daimler totaled $2,847,000 for the three months ended September 30, 2009, increasing 43% from $1,986,000 in sales for the three months ended September 30, 2008. Included in total sales was $1,791,000 of tooling sales for the three months ended September 30, 2009 compared to $17,000 for the same three months in 2008. Product sales to Daimler decreased by 46% for the three months ended September 30, 2009 as compared to the same period of the prior year. The decrease in total product sales was primarily due to market conditions as noted above.
Sales to other customers for the three months ended September 30, 2009 decreased 20% to $2,238,000 compared to $2,804,000 for the three months ended September 30, 2008. This decrease was primarily due to a decrease in product sales to a customer in the marine industry of approximately $445,000.
Gross margin was approximately 16% of sales for the three months ended September 30, 2009, compared with 20% for the three months ended September 30, 2008. The decrease in gross margin was due to lower overhead cost absorption as result of lower production volumes. Our manufacturing operations have significant overhead costs such as certain labor, energy, depreciation, lease expense and certain benefit costs, including post retirement healthcare costs, that do not change proportionately with production. Partially offsetting the decrease in gross margin was no profit sharing expense due to lower earnings.
Selling, general and administrative expenses (“SG&A”) totaled $2,131,000 for the three months ended September 30, 2009, decreasing from $3,186,000 for the three months ended September 30, 2008. The primary reasons for the decrease were no profit sharing expense for the three months ended September 30, 2009, as well as lower labor costs and professional fees due to cost reduction actions.

Net interest expense increased to $517,000 for the three months ended September 30, 2009, as compared to net interest expense of $179,000 for the three months ended September 30, 2008. Included in net interest expense for the three months ended September 30, 2009 is $118,000 of interest expense from ineffectiveness related to the Company’s interest rate swaps as compared to $43,000 of interest expense recorded for the same period ended September 30, 2008. The increase in interest expense was also attributed to additional borrowings used to finance the new manufacturing facility in Mexico. Interest expense related to these borrowings totaled $266,000 for the three months ended September 30, 2009. These amounts were partially offset due lower interest expense related to reductions on other debt due to regularly scheduled principal payments.
Income tax expense for the three months ended September 30, 2009, is estimated to be approximately 38% of total earnings before taxes. In the three months ended September 30, 2008, income taxes were estimated to be 37% of total earnings before taxes.
Core Molding Technologies recorded net income for the three months ended Sept 30, 2009 of $827,000 or $0.12 per basic and diluted share, compared with net income of $1,688,000, or $0.25 per basic and $0.24 per diluted share, for the three months ended September 30, 2008.
Nine Months Ended September 30, 2009, As Compared To Nine Months Ended September 30, 2008
Net sales for the nine months ended September 30, 2009, totaled $60,110,000, representing an approximate 33% decrease from the $89,055,000 reported for the nine months ended September 30, 2008. Included in total sales were tooling project sales of $5,834,000 and $4,179,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, decreased by 36% to $54,275,000 for the nine months ended September 30, 2009 as compared to $84,876,000 for the nine months ended September 30, 2008. The primary reason for the decrease in product sales was the continued downturn in the North American medium and heavy-duty truck market caused by the overall economic conditions that have existed over the past year.
Sales to Navistar totaled $31,933,000 for the nine months ended September 30, 2009, as compared to $50,402,000 for the nine months ended September 30, 2008. Included in total sales was $2,460,000 of tooling sales for the nine months ended September 30, 2009 compared to $2,868,000 for the nine months ended September 30, 2008. Total product sales to Navistar decreased by 38% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The primary reasons for the decrease in product sales were the continued downturn in the North American medium and heavy-duty truck market and the overall economic conditions as noted above as well as fewer orders for Navistar’s military product line.
Sales to PACCAR totaled $16,801,000 for the nine months ended September 30, 2009, as compared to $23,266,000 reported for the nine months ended September 30, 2008. Included in total sales was $488,000 of tooling sales for the nine months ended September 30, 2009 compared to $841,000 for the nine months ended September 30, 2008. Total product sales to PACCAR decreased by 27% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease in total product sales was also due to the above noted market conditions.
Sales to Daimler totaled $4,599,000 for the nine months ended September 30, 2009, as compared to $6,165,000 reported for the nine months ended September 30, 2008. Included in total sales was $1,791,000 of tooling sales for the nine months ended September 30, 2009 compared to $102,000 for the nine months ended September 30, 2008. Total product sales to Daimler decreased by 54% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in total product sales was due to the above noted market conditions.
Sales to other customers for the nine months ended September 30, 2009, decreased approximately 27% to $6,777,000 from $9,222,000 for the nine months ended September 30, 2008. This decrease is primarily due to decreases in product sales for a customer in the marine industry of approximately $1,372,000 and decreases in demand for products manufactured for other North American medium and heavy-duty truck manufacturers of $1,344,000.

Gross margin was approximately 11% of sales for the nine months ended September 30, 2009, compared with 18% for the nine months ended September 30, 2008. The decrease in gross margin was due to lower overhead cost absorption which was due to lower production volumes. Our manufacturing operations have significant overhead costs such as certain labor, energy, depreciation, lease expense and certain benefit costs, including post retirement healthcare costs, that do not change proportionately with sales. Also impacting gross margin was approximately $1,804,000 of transition and start up costs incurred during the nine months ended September 30, 2009 associated with the Company’s new production facility in Matamoros Mexico. Partially offsetting the decrease in gross margin was no profit sharing expense due to lower earnings.
Selling, general and administrative expenses (“SG&A”) totaled $6,887,000 for the nine months ended September 30, 2009, decreasing from $8,994,000 for the nine months ended September 30, 2008. The primary reasons for the decrease were no profit sharing expense, for the nine months ended September 30, 2009, along with lower labor and benefit costs and lower professional fees as a result of the Company’s ongoing cost reduction actions. Partially offsetting these reductions was approximately $218,000 of transition and start-up costs incurred in 2009 associated with the Company’s new production facility in Mexico.
Net interest expense totaled $657,000 for the nine months ended September 30, 2009, as compared to net interest expense of $541,000 for the nine months ended September 30, 2008. Included in net interest expense for the nine months ended September 30, 2009 is income of $134,000 from ineffectiveness related to the Company’s interest rate swaps as compared to $55,000 of interest expense recorded for the same period ending September 30, 2008. Net interest expense was also impacted by additional borrowings related to the Company’s new facility in Mexico. The Company capitalized interest of approximately $167,000 in 2009 related to this facility in Mexico which was placed into service in June 2009.
Income tax benefit for the nine months ended September 30, 2009, is estimated to be approximately 30% of total earnings before taxes. In the nine months ended September 30, 2008 income taxes were estimated to be 34% of total earnings before taxes. The change in the effective tax rate is primarily due to certain expenses being non-deductible in the Company’s Mexican subsidiary.
The Company recorded a net loss for the nine months ended September 30, 2009 of $700,000 or $0.10 per basic and diluted share, compared with net income of $4,268,000, or $0.63 per basic and $0.61 per diluted share, for the nine months ended September 30, 2008.
Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
As widely reported, financial markets in the United States, Europe and Asia continue to experience disruption including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not precluded the Company’s ability to access credit markets and finance operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which may impact the Company’s ability to borrow in the future.
Cash provided by operating activities for the nine months ended September 30, 2009 totaled $3,735,000. Net operating losses of $700,000 negatively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $2,858,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $744,000 is not a current cash obligation, and this item will not be a cash obligation until additional employees retire and begin to utilize these benefits. Changes in working capital increased cash provided by operating activities by $738,000. Changes in working capital primarily relate to a decrease in inventory levels as well as lower accounts receivable due to decreased product sales and better collection efforts for the nine months ended September 30, 2009. These were offset by lower accounts payable and accrued balances as of September 30, 2009 as compared to December 31, 2008 which was also due to lower volumes.
Cash used in investing activities for the nine months ended September 30, 2009 was $9,759,000, primarily representing purchases related to the construction of the Company’s new production facility in Mexico. The Company currently plans an additional $400,000 of capital expenditures for the remainder of the 2009. These capital additions will be funded by cash from operations and borrowings from the Company’s available line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.

Financing activities contributed cash of $6,865,000. This increase is related to borrowings on the Company’s construction loans of $10,279,000. This amount is partially offset by net repayments on the line of credit of $1,194,000, and other loan payments of $1,996,000.
At September 30, 2009, the Company had cash on hand of $841,000 and an available line of credit of $8,000,000, with a scheduled maturity of April 30, 2011. At September 30, 2009, Core Molding Technologies had no outstanding borrowings on this line of credit.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2009, the Company was in compliance with its financial debt covenants associated with the loans made under the Credit Agreement as described above, as well as financial covenants contained in certain equipment leases.
On March 31, 2009, the Company entered into the First Amendment to the Credit Agreement with KeyBank. Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back certain non-cash compensation expense (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009 (4) increase the applicable margin for interest rates applicable to LIBOR loans effective March 31, 2009 to 400 basis points for both construction loans and the revolving line of credit; all rates decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00 (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points (6) increase the 100 basis point LIBOR floor on the $8,000,000 construction loan and revolving line of credit to 150 basis points and (7) implement a 150 basis point LIBOR floor on the $12,000,000 construction loan.
On June 30, 2009, the Company entered into the Second Amendment to the Credit Agreement, dated as of December 9, 2008, with KeyBank. Pursuant to the terms of the Second Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase in the applicable margin for interest rates applicable to LIBOR loans to 450 basis points, effective June 30, 2009, for both construction loans and the revolving line of credit; with all rates other than rates applicable to the term loan decreasing by 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00, (2) a decrease in the applicable margin for the interest rate applicable to the term loan to 200 basis points in excess of the LIBOR or the Base Rate, (3) a change in the definition of consolidated EBITDA to add back non-cash post-retirement expenses minus retirement benefits paid in cash, (4) the deletion of the 150 basis point interest rate floor from the LIBOR rates applicable to the $8,000,000 and $12,000,000 construction loans and the revolving line of credit, and (5) the extension of the commitment for the revolving line of credit to April 30, 2011.
Based on the Company’s forecasts, which are primarily based on industry analysts’ estimates of 2009 and 2010 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under the First Amendment and the Second Amendment to the Credit Agreement for the next 12 months. Management believes that cash flows from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Recent Accounting Pronouncements
In June 2009, FASB issued a standard regarding the FASB Accounting Standards CodificationTM (the “Codification”), and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles (“GAAP”) in the United States. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). In addition, this standard establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009 and its adoption did not have a significant impact on its financial statements.

In December 2008, the FASB issued a standard to amend guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This standard is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. The Company is currently reviewing the additional disclosure requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
In February 2008, the FASB issued a standard, which delayed the effective date of accounting for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has not recorded any nonrecurring fair value measurements of non-financial assets and liabilities since adopting this standard on January 1, 2009.
In April 2009, the FASB issued a standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.
In May 2009, the FASB issued a standard for the disclosure of subsequent events. This standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for purposes of disclosure and accounting recognition. The standard was effective for financial statements issued after June 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the Consolidated Financial Statements. Management has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.
In June 2009, the FASB issued a standard to amend certain requirements of accounting for consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. The Company is currently reviewing the additional requirements to determine the impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $109,000 at September 30, 2009 and at December 31, 2008. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for customer returns and deductions, discounts offered to customers and for price adjustments by $820,000 at September 30, 2009 and $740,000 at December 31, 2008.

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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2009 or the year ended December 31, 2008.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and its Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2009 and December 31, 2008 of $995,000 and $1,109,000, respectively.
Postretirement benefits: Management records an accrual for postretirement health care costs for benefits provided for certain employees under a plan sponsored by the Company. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company’s operations. The effect of a change in healthcare costs is described in Note 10 of the Consolidated Notes to Financial Statements, which are contained in the 2008 Annual Report to Shareholders. The Company recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $16,622,000 at September 30, 2009 and $15,878,000 at December 31, 2008.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2009 the Company has recorded a net liability related to tooling in progress of $978,000, which represents approximately $3,019,000 of progress tooling billings and $2,041,000 of progress tooling expenses. At December 31, 2008 the Company had recorded a net liability related to tooling in progress of $212,000, which represents approximately $3,555,000 of progress tooling billings and $3,343,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, includes a deferred tax asset of $7,167,000 and $7,188,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2008 Annual Report to Shareholders.

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

CORE MOLDING TECHNOLOGIES, INC.
Date: November 13, 2009	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: November 13, 2009	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description	Location

2(a	)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a	)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b	)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b	)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2	(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a	)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a	)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a	)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a	)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-k filed July 19, 2007

3	(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

Exhibit No.		Description	Location
4(a	)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a	)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a	)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a	)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4	(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-k filed July 19, 2007

10	(a)
First Amendment Agreement, dated March 31, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2009

10	(b)
Second Amendment Agreement, dated June 30, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2009

11		Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements

31	(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31	(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32	(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 13, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

32	(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated November 13, 2009, pursuant to 18 U.S.C. Section 1350	Filed Herein

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