Form 10-K
period 2009-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2010-04-07
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1481870 (I.R.S. Employer Identification No.)

800 Manor Park Drive, Columbus, Ohio (Address of principal executive offices)	43228 - 0183 (Zip Code)
Registrant’s telephone number, including area code: (614) 870-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01	Name of each exchange on which registered NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,731,341, based upon the closing sale price of $2.24 on the NYSE Amex on June 30, 2009, the last business day of registrant’s most recently completed second fiscal quarter. As of the close of business on March 31, 2010, the number of shares of registrant’s common stock outstanding was 6,987,086.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2010 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC AND SUBSIDIARIES

PART I

ITEM 1.	BUSINESS
HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.
In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of Navistar, Inc. (“Navistar”), formerly known as International Truck & Engine Corporation. On December 31, 1996, RYMAC merged with the Company with the result being that the Company was the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from Navistar in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar. Navistar currently owns 664,000 shares (9.8%) of the outstanding stock of the Company.
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
In conjunction with establishment of operations for the assets acquired in the Airshield Asset Acquisition, the Company established a Mexican subsidiary and leased a production facility in Mexico. In October 2001, the Company (5% owner) and Core Composites Corporation (95% owner) incorporated Corecomposites de Mexico, S. de R.L. de C.V. (“Corecomposites”) in Matamoros, Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all products produced are exported back to Core Composites Corporation which sells such product to United States based external customers. In June of 2009, the Company completed construction and took occupancy of a new 437,000 square foot production facility in Matamoros, Mexico that replaced its leased facility.
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
In August 2005, the Company formed Core Composites Cincinnati, LLC (“Core Composites Cincinnati”), a Delaware limited liability company and wholly owned subsidiary of the Company. This entity was formed for the purpose of establishing operations and holding assets acquired from the Cincinnati Fiberglass Division of Diversified Glass Inc., which the Company acquired in August, 2005. The Cincinnati Fiberglass Division of Diversified Glass, Inc. was a privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. As a result of this acquisition, the Company leases a manufacturing facility in Batavia, Ohio.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility also utilizes spray-up and hand lay-up open mold processes as well as RTM and SMC closed mold processes to produce reinforced plastic products.
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

The largest markets for reinforced plastics are transportation (automotive and truck), construction, marine, and industrial applications. The Company currently has four manufacturing facilities producing reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company’s two major customers are Navistar and PACCAR, Inc. (“PACCAR”), which are supplied reinforced plastic products for medium and heavy-duty trucks. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive suppliers, to manufacturers of personal watercraft and other commercial products, and to wholesale distributors and other end users of automotive aftermarket products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products for the automotive and light truck aftermarket, and (5) acquiring an existing business. The Company’s efforts continue to be directed towards all five areas.
MAJOR COMPETITORS
The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, VRIM, and MIT molding processes in the United States. The Company faces competition from a number of other molders including, most significantly, Decoma Composites (an operating unit of Magna International), Molded Fiber Glass Companies, Continental Structural Plastics, Sigma Industries and Premix. The Company believes that it is well positioned to compete based primarily on manufacturing capability and location, product quality, engineering capability, cost, and delivery. However, the industry remains highly competitive and some of the Company’s competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.
MAJOR CUSTOMERS
The Company currently has two major customers, Navistar and PACCAR. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar or PACCAR would have a material adverse effect on the business of the Company.
Relationship with Navistar
The Company entered into a new Comprehensive Supply Agreement, effective as of June 24, 2008. On January 28, 2010, the Company entered into a First Addendum to the Comprehensive Supply Agreement, agreeing to shift production of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility, in order to meet the needs of Navistar as a result of its relocation of certain production to its Escobedo, Mexico assembly plant. Under this Comprehensive Supply Agreement, as amended, the Company continues to be the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013.
The Company makes products for Navistar’s Chatham (Canada) assembly plant, its Springfield, Ohio assembly plant, its Garland, Texas assembly facility, its bus facility in Tulsa, Oklahoma and its Escobedo, Mexico assembly facility. The Company works closely on new product development with Navistar’s engineering and research personnel at Navistar’s Fort Wayne, Indiana Technical Center. Some of the products sold to Navistar include hoods, roofs, air deflectors, air fairings, fenders, splash panels, and other components.
The North American truck market in which Navistar competes is highly competitive and the demand for heavy and medium duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to Navistar amounted to approximately 54%, 57%, and 44%, of total sales for 2009, 2008, and 2007, respectively.
Relationship with PACCAR
In April 2007, the Company entered into a Supply Agreement with PACCAR to supply certain fiberglass reinforced products. The supply agreement will expire on June 30, 2010 unless extended by the parties.
The Company makes products for PACCAR’s Chillicothe, Ohio, Denton, Texas, Renton, Washington, St. Therese (Canada), and Mexicali, Mexico assembly facilities. The Company also works closely on new product development with PACCAR’s engineering and research personnel. Some of the products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, and other components.

The North American truck market in which PACCAR competes is highly competitive and the demand for trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. Sales to PACCAR amounted to approximately 29%, 26%, and 33% of total sales for 2009, 2008, and 2007, respectively.
OTHER CUSTOMERS
The Company also produces products for other truck manufacturers, the marine industry, commercial product industries, automotive aftermarket industries, and various other customers. Sales to these customers individually were all less than 10% of total annual sales. Sales to each of these customers amounted to approximately 17%, 17% and 23% of total sales for 2009, 2008 and 2007 respectively.
EXPORT SALES
The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars, were approximately $7,059,000, $15,603,000, and $18,509,000, for the years ended 2009, 2008, and 2007, respectively. These export sales dollars represent approximately 8%, 13%, and 15%, of total sales for 2009, 2008, and 2007, respectively.
FOREIGN OPERATIONS
As a result of the Airshield Asset Acquisition, the Company began importing products into the United States, as many products produced in the Company’s Mexican facility are sold to customers in the United States. Import sales, which are denominated in United States dollars, were approximately $16,442,000, $14,492,000 and $18,329,000, for the years ended 2009, 2008 and 2007 respectively. The sales of products imported were approximately 20%, 12%, and 15%, of total sales in 2009, 2008, and 2007, respectively. The increase in import sales in 2009 is a result of product transfers from the Company’s Columbus facility to its Matamoros Mexico facility.
The Company owns long-lived assets totaling $20,779,000 at December 31, 2009 that are located in Mexico, of which $14,405,000 is the Company’s new manufacturing facility in Mexico.
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
The Company has the capacity to manufacture approximately 48 million pounds of SMC sheet material annually. The following table shows production of SMC for 2009, 2008, and 2007.

SMC Pounds
Produced
Year	(Millions)
2009	14
2008	22
2007	22

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
As of December 31, 2009, the Company owns 18 compression-molding presses in its Columbus, Ohio plant, which range in size from 500 to 4,500 tons. The Company also owns six presses and leases one press in its Gaffney, South Carolina plant, which range in size from 1,000 to 3,000 tons and owns five presses in its Matamoros, Mexico manufacturing facility ranging from 500 to 2,500 tons.
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
RAW MATERIALS
The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester, vinyl ester and epoxy resins, fiberglass rovings, and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating, gelcoat, prime paint for preparation of cosmetic surfaces, and hardware (steel components). Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. During the last several years, the Company has experienced extreme price fluctuations for certain materials, which has caused suppliers to be reluctant to enter into long-term contracts. Each raw material generally has supplier alternatives, which are being evaluated regularly. The Company is also regularly evaluating its supplier base for certain supplies, repair items, and componentry to improve its overall purchasing position as supply of these items is generally available from multiple sources.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are typically provided on a weekly basis and are considered firm typically for four weeks. Some customers can update these schedules daily for changes in demand that allow them to run their inventories on a “just-in-time” basis. The ordered backlog was approximately $6.8 million, $6.3 million and $9.0 million at December 31, 2009, 2008, and 2007 respectively, all of which the Company expects to ship during the first quarter of the following year.
CAPACITY CONSTRAINTS
In previous years, the Company has been required to work an extended shift and day schedule, up to a seven-day/three shift operation, to meet its customers’ production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the different shift schedules required.
Based on recent and expected 2010 production schedules, the Company has not had and does not anticipate difficulty in providing various shift schedules necessary to meet customer requirements for the foreseeable future.
See further discussion of machine and facility capacities at Item 2 “Properties” contained elsewhere in this Annual Report on Form 10-K.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $10.1 million, $12.1 million, and $2.7 million for 2009, 2008, and 2007, respectively. Capital expenditures in 2009 and 2008 consisted primarily of purchases related to the Company’s construction of its new manufacturing facility in Mexico. Capital expenditures in 2007 consisted primarily of the buyout of certain equipment leases and purchase of production equipment to manufacture parts as well as storage racks, computers, and office furniture and fixtures.
Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new structural plastic products, and improving existing products and manufacturing processes.
The Company does not maintain a separate research and development organization or facility but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that internal costs related to research and development activities approximate $181,000, $202,000, and $223,000 in 2009, 2008 and 2007, respectively.
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
In June 2003, the Ohio Environmental Protection Agency (“Ohio EPA”) issued Core Molding Technologies’ final Title V Operating Permit for the Columbus, Ohio facility, and in May 2004 the Ohio EPA issued final Title V Operating Permit for the Cincinnati, Ohio facility. In August 2005, the South Carolina Department of Health and Environmental Control issued a final Title V Operating Permit for the Gaffney, South Carolina facility. Since that time, Core Molding Technologies has substantially complied with the requirements of these permits in the Cincinnati and Gaffney facilities. The Company continues to work with the Ohio EPA to finalize renewal of the Title V Operating Permit for its Columbus facility. Additionally, the Company reviewed its reports on files with the Ohio EPA and determined that certain required reports were not found in the file. The Company voluntarily submitted reports to the Ohio EPA to confirm their filing subsequent to December 31, 2009. While the Company was operating within its permissible emissions, administrative deficiencies were identified in the Company’s system which could result in penalties. However, the Company currently has not been notified of any assessed fines or penalties and none have accrued. Core Molding Technologies does not believe that the cost to comply with these permits will have a material effect on its operations, competitive position, or capital expenditures.
EMPLOYEES
As of December 31, 2009, the Company employed a total of 813 employees, which consists of 448 employees in its United States operations and 365 employees in its Mexican operations. Of these 813 employees, 238 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 4, 2010, and 298 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2011.
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

SEASONALITY & BUSINESS CYCLE
The Company’s business is affected annually by the production schedules of its customers. Certain of the Company’s customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company’s third quarter. Certain customers also typically shut down their operations during the last week of December, as well. As a result, demand for the Company’s products typically decreases during the third and fourth quarters. Throughout 2009, many of the Company’s customers idled production facilities during weeks that were not normal shutdown weeks, due to reduced demand and overall economic conditions. Demand for medium and heavy-duty trucks, personal watercraft, and automotive products also fluctuate on an economic, a cyclical and a seasonal basis, causing a corresponding fluctuation for demand of the Company’s products.

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
Sales to Navistar and PACCAR constituted approximately 54% and 29% respectively, of our 2009 net sales. No other customer accounted for more than 10% of our net sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.
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
The North American heavy and medium duty truck industries are highly cyclical. In 2009 approximately 93% of product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers’ inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.
Price increases in raw materials and availability of raw materials could adversely affect our operating results and financial condition.
We purchase resins and fiberglass for use in production as well as steel and other components for product assembly. The prices of raw materials are affected by the prices of crude oil, natural gas, and benzene as well as processing capacity versus demand and we have incurred increases in raw material costs over the past few years. We attempt to reduce our exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and when necessary through sales price adjustments to customers. If we are unsuccessful in developing ways to mitigate these raw material increases we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

Cost reduction and quality improvement initiatives by original equipment manufacturers could have a material adverse effect on our business, results of operations, or financial condition.
We are primarily a components supplier to the heavy and medium duty truck industries, which are characterized by a small number of OEMs that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from suppliers with lower production costs that are geographically closer to their new production facilities. These decisions by OEM’s could require us to shift production between our plants so that we are more competitive. Moving production lines between our plants could result in significant one-time costs required for transfer expenses and capital investment. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.
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
Our success largely depends on the efforts and abilities of our key personnel. Their skills, experience, and industry contacts significantly benefit us. The inability to retain key personnel could have a material adverse effect on our business, results of operations, or financial condition. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel.
Work stoppages or other labor issues at our facilities or at our customers’ facilities could adversely affect our operations.
As of December 31, 2009, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 66% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 4, 2010 and January 16, 2011, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. These collective bargaining agreements expire at various times. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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
Changes in the legal, regulatory and social responses to climate change, including any possible effect on energy prices, could adversely effect our business and reduce our profitability.
It is possible that various proposed legislative or regulatory initiatives related to climate changes, such as cap-and-trade systems, increased limits on emissions of greenhouse gases, or other measures, could in the future have a material impact on us, our customers, or the markets we serve, thereby resulting in a material adverse effect on our financial condition or results of operation. For example, customers in the transportation (automotive and truck) industry could be required to incur greater costs in order to comply with such initiatives, which could have an adverse impact on their profitability or viability. This could in turn lead to further changes in the structure of the transportation industry that could reduce demand for our products. We are also reliant on energy to manufacture our products, with our operating costs being subject to increase if energy costs rise. During periods of higher energy costs we may not be able to recover our operating cost increases through production efficiencies and price increases. While we may hedge our exposure to higher prices via future energy purchase contracts, increases in energy prices for any reason (including as a result of new initiatives related to climate change) will increase our operating costs and likely reduce our profitability.
Our business is subject to risks associated with manufacturing processes.
We convert raw materials into molded products through a manufacturing process at production facilities in Columbus, Ohio; Gaffney, South Carolina; Batavia, Ohio; and Matamoros, Mexico. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, or natural disaster, whether short or long-term, could have a material adverse effect on our business, results of operations, or financial condition.
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

Any acquisitions may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel, and administrative functions of the acquired business with those of ours and to manage the combined company on a going forward basis. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize.
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
Our U.S. debt agreements contain several covenants. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.
We may not achieve expected efficiencies related to the proximity of our customers’ production facilities to our manufacturing facilities, or with respect to existing or future production relocation plans.
Our facilities are located in close proximity to our customers in order to minimize both our customer’s and our own costs. If any of our customers were to move or if nearby facilities are closed, that may impact our ability to remain competitive. This might also require us to move closer to our customers, build new facilities or shift production between our current facilities to meet our customer’s needs, resulting in additional cost and expense. In January 2010 we announced our agreement with Navistar to shift production of certain products from our Columbus, Ohio facility to our Matamoros, Mexico facility as a result of the relocation of certain production to its Escobedo, Mexico assembly plant. We anticipate that we will incur up to approximately $2.0 million of expense for transfer and startup costs and up to $2.0 million of capital associated with this production shift to Matamoros. If we are unable to successfully shift production to our Matamoros facility as described above, or with respect to any future production relocation plans, we may not achieve expected efficiencies or lose business which could have an adverse effect on our financial operations and cash flows.
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
We have entered into executive severance agreements with certain senior management employees that provide for significant severance payments in the event such employee’s employment with us is terminated within 2 years of a change in control (as defined in the severance agreement) either by the employee for good reason (as defined in the severance agreement) or by us for any reason other than cause (as defined in the severance agreement), or for death, or disability. A change in control under these agreements includes any transaction or series of related transactions as a result of which less than fifty percent (50%) of the combined voting power of the then-outstanding securities immediately after such transaction are held in the aggregate by the holders of our voting stock immediately prior to such transaction; any person has become the beneficial owner of securities representing 50% or more of our voting stock; we file a report or proxy statement with the SEC that a change in control of the Company has occurred; or within any two year period, the directors at the beginning of the period cease to constitute at least a majority thereof. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.
Our stock price may be adversely affected as a result of shares eligible for future sale by Navistar.
Navistar received 4,264,000 shares of our common stock in connection with the sale of the Columbus Plastics unit to us in 1996. On July 18, 2007, we entered into a stock repurchase agreement with Navistar, pursuant to which we purchased 3,600,000 of these shares from Navistar. The remaining 664,000 shares which Navistar received and still owns may not be sold in the absence of registration under the Securities Act or an exemption therefrom, including the exemptions contained in Rule 144 under the Securities Act. We previously entered into a Registration Rights Agreement with Navistar pursuant to which Navistar and its transferees were granted the right to demand registration of the resale of such shares at any time. Navistar was also granted unlimited piggyback registration rights with respect to these shares under the Registration Rights Agreement. No prediction can be made as to the effect, if any, of future sales of our shares of common stock by Navistar, if any, on the market price of our shares of common stock prevailing from time to time. Sales of substantial amounts of our common stock by Navistar, or the perception that such sales could occur, could adversely affect prevailing market prices for those securities.
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
The financial markets continue to experience turmoil and uncertainty and this has required significant intervention of the U.S. federal government. While the ultimate outcome of these types of events in the financial market cannot be predicted, they could have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. A financial crisis may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the sale of new trucks or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company owns three production facilities that are situated in Columbus, Ohio, Gaffney, South Carolina and Matamoros Mexico and leases a production facility in Batavia, Ohio. The Company believes that, through productive use, these facilities have adequate production capacity to meet current production volume.
At the Columbus, Ohio and Gaffney, South Carolina facilities the Company measures molding capacity in terms of its twelve large molding presses (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company’s United States production facilities was 41%, 62%, and 50%, in the fourth quarter of 2009, 2008, and 2007, respectively. Capacity utilization is measured on the basis of a five day, three-shifts per day operation.
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
The Matamoros, Mexico plant which was opened in mid 2009 is located at Guillermo Gonzalez Camarena y Thomas Alva Edison Manzana, Matamoros, Tamaulipas. Mexico. The facility consists of approximately 437,000 square feet on approximately 22 acres comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse	422,000
Office	15,000

Total	437,000

With the completion of the new manufacturing facility, the Matamoros production plant now has RTM, spray up, hand layup and SMC molding operations. For each operation, production capacity is calculated differently. The RTM, spray up and hand lay up activities in the facility are not linked directly to equipment capacities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for these operations was 36%, 50%, and 42% in the fourth quarter of 2009, 2008, and 2007, respectively. For the plant SMC operations the Company measures molding capacity in terms of its large molding press (i.e. 2,000 tons and greater). The approximate large press capacity utilization for the molding of production products in the Company’s Mexico production facility was 45%, in the fourth quarter of 2009. There were no large presses in Mexico in 2008 or 2007. Capacity utilization is measured on the basis of a six day, three-shifts per day operation.
The Columbus, Ohio, Gaffney, South Carolina and Matamoros, Mexico properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 6 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
The Company leases a production plant in Batavia, Ohio located at 4174 Half Acre Road on approximately nine acres of land. The term of the lease is seven years through July 2012. The Company has the option to terminate the lease at any time, by providing written notice to the lessor no later than 90 days prior to the intended termination date. The Company has the option to purchase the property at the end of every lease year. The approximate 107,740 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse	103,976
Office	3,764

Total	107,740
The capacity of production in this facility is not linked directly to equipment capacities, due to the nature of the products produced. Capacity of the facility is tied to available floor space and the availability of personnel. The approximate capacity utilization for this operation was 31%, 38% and 49% in the fourth quarter of 2009, 2008 and 2007, respectively.

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
(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NYSE AMEX under the symbol “CMT”.
The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low
Fourth Quarter	2009	$3.39	$2.69
Third Quarter	2009	4.19	2.16
Second Quarter	2009	3.00	1.30
First Quarter	2009	2.99	1.16

Fourth Quarter	2008	$6.24	$2.05
Third Quarter	2008	7.49	5.50
Second Quarter	2008	7.40	6.55
First Quarter	2008	7.90	6.48
The Company’s common stock was held by 351 holders of record on March 31, 2010.
The Company made no payments of cash dividends during 2009 and 2008. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2009:

Number of Shares
	to be Issued Upon	Weighted
	Exercise of	Average Exercise
	Outstanding	Price of	Number of Shares
	Options or	Outstanding	Remaining
	Vesting of	Options or	Available for
Plan Category	Restricted Grants	Restricted Grants	Future Issuance

Equity compensation plans approved by stockholders	590,620	$3.52	1,887,806

Equity compensation plans not approved by stockholders (1)	155,650	$3.21	—

(1)	On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

(In thousands,	Years Ended December 31,
except per share data)	2009	2008	2007	2006	2005
Operating Data:
Product sales	$76,167	$110,539	$101,045	$150,174	$124,910
Tooling sales	7,172	6,116	21,667	12,156	5,633

Net sales	83,339	116,655	122,712	162,330	130,543
Gross margin	11,425	21,210	16,968	29,869	23,275
Income before interest and taxes	2,485	9,190	5,569	15,856	10,394
Net income	1,018	5,643	3,726	10,411	6,286
Earnings Per Share Data:
Net income per common share:
Basic	.15	.84	.43	1.03	.63
Diluted	.15	.81	.41	1.00	.60
Balance Sheet Data:
Total assets	78,141	73,831	61,695	89,506	74,221
Working capital	13,587	10,631	6,253	27,575	22,766
Long-term debt	17,733	11,129	5,914	7,779	9,595
Stockholders’ equity	29,197	28,975	21,827	42,694	34,141
Return on Equity	3%	19%	17%	24%	18%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
OVERVIEW
Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics, primarily for the medium and heavy-duty truck market, which accounted for approximately 93% of 2009 product sales. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing a vacuum infusion process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process. In June of 2009, the Company completed construction of its new 437,000 square foot production facility in Matamoros, Mexico that replaced its leased facility. In conjunction with the construction of its new facility, the Company also added compression molding operations in Matamoros, Mexico.

Core Molding Technologies recorded net income for 2009 of $1,018,000 or $0.15 per basic and diluted share, compared with $5,643,000 or $0.84 per basic and $0.81 per diluted share, in the year 2008. Net income was negatively impacted by decreased product sales volumes due to the downturn in the global economy which impacted the North American medium and heavy-duty truck market throughout 2009. Additionally in connection with the construction of a new manufacturing facility in Mexico, the Company expensed approximately $2,001,000 of transfer and start up costs during 2009.
Looking forward the Company anticipates 2010 sales levels increasing over the prior year. Industry analysts are forecasting improvements in truck production, which the Company expects to create some improvement to its revenues over the year. The Company continues to focus on controlling costs and adjusting operations to meet the needs of its customers at these historically low heavy duty truck production levels.
Additionally the Company expects to incur up to approximately $2,000,000 of additional transition and start-up expense and up to approximately $2,000,000 in capital expenditures in 2010 associated with the relocation of certain products from its Columbus, Ohio facility to its Matamoros, Mexico facility.
RESULTS OF OPERATIONS
2009 COMPARED WITH 2008
Net sales for 2009 totaled $83,339,000, an approximate 29% decrease from the $116,655,000 reported for 2008. Included in total sales are tooling project revenues of $7,172,000 for 2009 and $6,116,000 for 2008. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature and do not represent a recurring trend. Tooling project revenues relate to both replacement models and new business awarded to the Company. Total product sales revenue for 2009, excluding tooling project revenue, totaled $76,167,000, an approximate 31% decrease from the $110,539,000 reported for 2008. The primary reason for the decrease in product sales was the continued downturn in the North American medium and heavy-duty truck market caused by overall economic conditions.
Sales to Navistar in 2009 totaled $44,678,000, an approximate 33% decrease from the 2008 amount of $66,880,000. Included in total sales is $3,050,000 of tooling sales for 2009 compared to $3,120,000 in 2008. Total product sales to Navistar decreased by 35% for 2009 as compared to 2008. The primary reasons for the decrease in product sales were the depressed economic conditions in the North American medium and heavy-duty truck market due to the overall economic conditions noted above as well as fewer orders for Navistar’s military product line.
Sales to PACCAR in 2009 totaled $24,184,000, an approximate 20% decrease from 2008 sales of $30,201,000. Included in total sales is $1,069,000 of tooling sales for 2009 compared to $2,505,000 in 2008. Total product sales to PACCAR decreased by 17% for 2009 as compared to 2008. The decrease in total product sales was primarily due to market conditions as noted above. The decrease in product sales was partially offset by a shift in PACCAR’s production to truck models for which the Company provides higher content.
Sales to other customers decreased by approximately 26% to $14,477,000 in 2009 from $19,575,000 in 2008. This decrease was primarily due to market related decreases in product sales to other North American medium and heavy-duty truck manufacturers amounting to approximately $3,046,000, as well as a decrease in product sales to a customer in the marine industry of approximately $1,953,000.
Gross margin was approximately 14% of sales in 2009 compared to 18% of sales in 2008. The decrease in gross margin was primarily due to lower overhead cost absorption which was due to lower production volumes. Our manufacturing operations have significant overhead costs such as certain labor, energy, depreciation, lease expense and certain benefit costs, including post retirement healthcare costs that do not change proportionately with sales. Also impacting the decline in gross margin was approximately $1,783,000 of transition and start up costs incurred during 2009 associated with the Company’s new production facility in Matamoros Mexico. Partially offsetting the decrease in gross margin was no profit sharing expense during 2009 due to lower earnings.
Selling, general, and administrative expenses (“SG&A”) totaled $8,940,000 in 2009, decreasing from $12,020,000 in 2008. The primary reasons for the decrease was no profit sharing expense for 2009, lower labor and benefit costs and lower professional fees as a result of the Company’s ongoing cost reduction actions. Partially offsetting these reductions were approximately $218,000 of transition and start-up costs incurred in 2009 associated with the Company’s new production facility in Mexico.

Net interest expense totaled $951,000 for the year ended December 31, 2009, compared to net interest expense of $689,000 for the year ended December 31, 2008. Included in interest expense for 2009 are net credits of $210,000 from adjustments related to mark to market and ineffectiveness of the Company’s interest rate swaps. This net credit compares to $52,000 of net ineffectiveness interest expense recorded for 2008. Additionally, the Company capitalized interest of approximately $167,000 in 2009 and $82,000 in 2008 related to construction of its new production facility in Mexico which was placed into service in June 2009. Net interest expense was also impacted by additional borrowings related to the Company’s production facility in Mexico and increased interest rates in 2009.
Income tax expense for 2009 was approximately 34% of total income before taxes, consistent with approximately 34% in 2008.
Net income for 2009 was $1,018,000 or $.15 per basic and diluted share, representing a decrease of $4,625,000 from the 2008 net income of $5,643,000 or $.84 per basic share and $.81 per diluted share.
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
In December of 2008, the Company and its subsidiary, CoreComposites, entered into a Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”) as a lender, lead arranger, sole book runner and administrative agent. Under the Credit Agreement, KeyBank has made certain loans which include (i) a $12,000,000 Capex loan, (ii) an $8,000,000 Mexican loan, (iii) an $8,000,000 revolving credit commitment, (iv) a $2,678,563 term loan to refinance a previous term loan with KeyBank, and (v) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing.
On March 31, 2009, the Company entered into the first amendment to the Credit Agreement with KeyBank (the “First Amendment”). Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back of certain non-cash compensation expense, (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs, (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009, (4) increase the applicable margin for interest rates effective March 31, 2009 to 400 basis points for both the Capex and Mexican loans, term loan and the revolving line of credit; all rates, other than the term loan, decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00, (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points, (6) increase the 100 basis point LIBOR floor on the $8,000,000 Mexican loan and revolving line of credit to 150 basis points and (7) implement a 150 basis point LIBOR floor on the $12,000,000 Capex loan.
On June 30, 2009, the Company entered into the second amendment (the “Second Amendment”) to the Credit Agreement with Key Bank. Pursuant to the terms of the Second Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase in the applicable margin for interest rates to 450 basis points, effective June 30, 2009, for both the Capex and Mexican loans and the revolving line of credit; with all rates other than rates applicable to the term loan decreasing by 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00, (2) a decrease in the applicable margin for the interest rate applicable to the term loan to 200 basis points in excess of LIBOR or the Base Rate, (3) a change in the definition of consolidated EBITDA to add back non-cash post-retirement expenses minus retirement benefits paid in cash, (4) the deletion of the 150 basis point interest rate floor applicable to the $8,000,000 Mexican loan, the $12,000,000 Capex loan and the revolving line of credit, and (5) the extension of the commitment for the revolving line of credit to April 30, 2011.
On December 1, 2009, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement with Key Bank. Pursuant to the terms of the Third Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included a decrease in the applicable margin for interest rates to 375 basis points from 450 basis points, for both the Capex and Mexican loans and the revolving line of credit, effective December 1, 2009.

On March 8, 2010, the Company entered into the fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fourth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition EBITDA to add back transition costs of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility (2) modification to the fixed charge definition to exclude capital expenditures of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility; (3) retroactively modified the amortization schedule of the Mexican loan to forgo the principal payment due January 31, 2010 of $1,600,000 as a result of the Company limiting its borrowing to $6,400,000 instead of the full amount of the loan contemplated ($8,000,000); and (4) consent to transfer certain assets of the Company from Columbus, Ohio to Matamoros, Mexico.
Cash provided by operating activities totaled $8,234,000. Net income contributed $1,018,000 to operating cash flow. Non-cash deductions of depreciation and amortization contributed $3,856,000 and utilization of deferred income tax assets favorably impacted operating cash flow by $1,126,000. In addition, the net increase in the postretirement healthcare benefits liability of $973,000 is not a current cash obligation. Changes in working capital favorably impacted cash provided by operating activities by $1,243,000, due to decreases in accounts receivable and inventory, which were partially offset by decreases in accounts payable and accrued liabilities.
Cash used for investing activities was $10,047,000 for the year ended December 31, 2009, which primarily represents the investment made in the Company’s new manufacturing facility in Mexico. At December 31, 2009, commitments for capital expenditures were $30,000. Capital expenditures related to new programs and maintenance capital for 2010 are anticipated to be approximately $2,000,000. Core will also incur additional capital expenditures of up to approximately $2,000,000 associated with asset purchases and building improvements related to the relocation of certain products produced at the Company’s Columbus facility to the Company’s Matamoros, Mexico facility.
Financing activities increased cash flow by $5,955,000. The primary financing activities are from borrowings on the Capex and Mexican loans for the Company’s new facility in Mexico of $10,279,000. Partially offsetting these borrowings were principal repayments on the Company’s loans and line of credit totaling $4,100,000.
At December 31, 2009, the Company had cash on hand of $4,142,000 and an available line of credit of $8,000,000 (“Line of Credit”), which is scheduled to mature on April 30, 2011. At December 31, 2009, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects the current cash balance along with this line of credit to be adequate to meet Core Molding Technologies’ liquidity needs.
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2009, the Company was in compliance with its financial debt covenants.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of 2010 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants to the Credit Agreement, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs. However, if a material adverse change in the financial position of the Company’s should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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

The following table provides aggregated information about contractual obligations and other long-term liabilities as of December 31, 2009.

	2010	2011 - 2012	2013 - 2014	2015 and after	Total
Debt	$3,675,000	$8,256,000	$7,048,000	$2,429,000	$21,408,000
Line of credit	—	—	—	—	—
Interest	1,019,000	1,087,000	422,000	74,000	2,602,000
Operating lease obligations	446,000	496,000	—	—	942,000
Contractual commitments for capital expenditures	30,000	—	—	—	30,000
Postretirement benefits	668,000	1,131,000	1,620,000	15,325,000	18,744,000

Total	$5,838,000	$10,970,000	$9,090,000	$17,828,000	$43,726,000
Interest is calculated based the effective interest rates on the Company’s borrowing arrangements reflective of the interest rate swap agreements in place for the long-term borrowings. As of December 31, 2009, the Company had no off-balance sheet arrangements.
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
Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had an allowance for doubtful accounts of $113,000 at December 31, 2009 and $109,000 at December 31, 2008. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company recorded allowances for chargebacks of $519,000 at December 31, 2009 and $740,000 at December 31, 2008.
Inventories
Inventories, which include material, labor, and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company had an allowance for slow moving and obsolete inventory of $762,000 at December 31, 2009 and $490,000 at December 31, 2008.

Goodwill and Long-Lived Assets
Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities that are below our assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2009 and 2008. A 10% decrease in future cash flows would not adversely impact the net book value of goodwill and a 1% increase in the rate used to discount future cash flows would not adversely impact the net book value of goodwill.
Self-Insurance
The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2009 and 2008 of $944,000 and $1,109,000, respectively.
Post Retirement Benefits
Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Consolidated Financial Statements. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $18,744,000 at December 31, 2009, and $15,878,000 at December 31, 2008. The increase in the liability is attributable to an unrecognized loss of $1,895,000 and an increase to the liability of $1,556,000 related to service and interest costs. This was offset by benefit payments of $585,000 recorded in 2009.
Revenue Recognition
Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2009 the Company recorded a net liability related to tooling in progress of $485,000, which represents approximately $2,424,000 of progress tooling billings and $1,939,000 of progress tooling expenses. At December 31, 2008 the Company recorded a net liability related to tooling in progress of $212,000, which represents approximately $3,555,000 of progress tooling billings and $3,343,000 of progress tooling expenses.
Income Taxes
Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.
An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its two largest customers (Navistar and PACCAR), and any recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $6,732,000.

Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination. Management has recognized all tax positions as of December 31, 2009.
The deferred tax asset of $6,732,000 at December 31, 2009 primarily includes temporary differences relating to post-retirement and pension benefits of $6,728,000 as well as temporary differences between the book and tax value for inventory reserves and accrued liabilities of approximately $1,065,000. These are partially offset by a deferred tax liability related to property, plant and equipment of $1,227,000.
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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) the Revolving Line of Credit and $8,000,000 Mexican loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) $12,000,000 Capex loan payable with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 2.3%) (4) bank Term loan under the Credit Agreement, with a variable interest rate. The Company has an interest rate swap to fix the interest rate for the foregoing at 5.75%; (5) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (6) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates would impact the Company in both 2009 and 2008. It would have impacted the interest paid on the Company’s Line of Credit and the $8,000,000 Mexican loan payable. The interest rate on these loans is impacted by LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
A 10% change in future interest rate curves would significantly impact the fair value of the Company’s interest rate swaps with an offset to other comprehensive income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Core Molding Technologies, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheet of Core Molding Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Crowe Horwath LLP
Columbus, Ohio
April 7, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Core Molding Technologies, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheet of Core Molding Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, cash flows and financial statement schedule for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte and Touche LLP
Columbus, OH
April 1, 2009

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
Net sales:
Products	$76,166,975	$110,538,646	$101,045,056
Tooling	7,171,701	6,116,189	21,666,831

Total sales	83,338,676	116,654,835	122,711,887

Total cost of sales	71,913,360	95,445,252	105,743,905

Gross margin	11,425,316	21,209,583	16,967,982

Total selling, general, and administrative expense	8,939,820	12,019,998	11,398,760

Income before interest and income taxes	2,485,496	9,189,585	5,569,222

Interest income	—	—	542,167
Interest expense	(951,051)	(689,135)	(717,162)

Income before income taxes	1,534,445	8,500,450	5,394,227

Income taxes:
Current	(608,815)	2,866,659	1,540,421
Deferred	1,125,555	(9,695)	127,333

Total income taxes	516,740	2,856,964	1,667,754

Net income	$1,017,705	$5,643,486	$3,726,473

Net income per common share:
Basic	$.15	$.84	$.43

Diluted	$.15	$.81	$.41

Weighted average common shares outstanding:
Basic	6,772,065	6,742,316	8,686,905

Diluted	6,824,552	6,992,249	9,004,429

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash	$4,141,838	$—
Accounts receivable (less allowance for doubtful accounts: 2009 - $113,000 and 2008 - $109,000)	11,936,335	15,435,103
Inventories:
Finished goods	863,166	3,533,246
Work in process	1,253,975	1,458,602
Stores	4,896,221	4,740,375

Total inventories, net	7,013,362	9,732,223

Deferred tax asset	1,195,831	1,869,198
Foreign sales tax receivable	652,155	584,230
Taxes receivable	562,176	—
Prepaid expenses and other current assets	1,021,093	876,094

Total current assets	26,522,790	28,496,848

Property, plant, and equipment	81,670,080	71,970,638
Accumulated depreciation	(36,726,836)	(33,155,187)

Property, plant, and equipment – net	44,943,244	38,815,451

Deferred tax asset	5,535,735	5,318,623
Goodwill	1,097,433	1,097,433
Customer list/ Non-compete	—	37,139
Other assets	42,028	65,598

Total	$78,141,230	$73,831,092

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$3,675,005	$2,905,716
Notes payable line of credit	—	1,193,965
Accounts payable	4,805,468	6,866,388
Tooling in progress	484,786	212,065
Current portion of postretirement benefits liability	667,000	520,000
Accrued liabilities:
Compensation and related benefits	2,400,587	4,715,884
Interest payable	102,069	96,103
Taxes	—	427,972
Other	800,912	928,080

Total current liabilities	12,935,827	17,866,173

Long-term debt	17,732,842	11,129,184
Interest rate swaps	198,809	502,381
Postretirement benefits liability	18,076,696	15,357,897

Total Liabilities	48,944,174	44,855,635

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares – 10,000,000; outstanding shares: 2009 and 2008 – 0	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 2009 – 6,799,641 and 2008 – 6,765,790	67,996	67,658
Paid-in capital	23,336,197	23,002,472
Accumulated other comprehensive loss, net of income tax effect	(2,223,146)	(1,092,977)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	34,195,063	33,177,358

Total stockholders’ equity	29,197,056	28,975,457

Total	$78,141,230	$73,831,092

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2009, 2008, and 2007

					Accumulated
					Other
	Common Stock				Comprehensive		Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
Balance at December 31, 2006	10,204,607	$102,046	$21,872,723	$23,738,946	$(3,019,315)	$—	$42,694,400

Net Income				3,726,473			3,726,473
Hedge accounting effect of the interest rate swap, net of deferred income tax benefit of $63,824					(89,230)		(89,230)
Deferral of unrecognized net gain, net of tax expense of $485,096					730,005		730,005
Amortization of unrecognized net loss, net of tax expense of $98,041					169,000		169,000

Comprehensive Income							4,536,248
Common shares issued from exercise of stock options	115,256	1,153	357,071				358,224
Tax effect from exercise of stock options			116,139				116,139
Restricted stock issued	8,008	80	56,705				56,785
Share-based compensation			211,489				211,489
Cumulative impact of change in accounting for uncertainties in income taxes (Note 9)				68,453			68,453
Purchase of treasury stock	(3,600,000)	(36,000)				(26,179,054)	(26,215,054)

Balance at December 31, 2007	6,727,871	$67,279	$22,614,127	$27,533,872	$(2,209,540)	$(26,179,054)	$21,826,684

Net Income				5,643,486			5,643,486
Hedge accounting effect of the interest rate swap, net of deferred income tax benefit of $77,269					(149,991)		(149,991)
Deferral of unrecognized net gain, net of tax expense of $653,000					1,184,000		1,184,000
Amortization of unrecognized net loss, net of tax expense of $45,437					82,554		82,554

Comprehensive Income							6,760,049
Common shares issued from exercise of stock options	32,000	320	99,810				100,130
Tax effect from exercise of stock options			1,092				1,092
Restricted stock issued	5,919	59	41,292				41,351
Share-based compensation			246,151				246,151

Balance at December 31, 2008	6,765,790	$67,658	$23,002,472	$33,177,358	$(1,092,977)	$(26,179,054)	$28,975,457

Net Income				1,017,705			1,017,705
Hedge accounting effect of the interest rate swap, net of deferred income tax expense of $29,076					64,455		64,455
Deferral of unrecognized net loss, net of tax benefit of $700,376					(1,194,624)		(1,194,624)

Comprehensive Loss							(112,464)
Restricted stock issued	33,851	338	183,070				183,408
Share-based compensation			150,655				150,655

Balance at December 31, 2009	6,799,641	$67,996	$23,336,197	$34,195,063	$(2,223,146)	$(26,179,054)	$29,197,056

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$1,017,705	$5,643,486	$3,726,473

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,855,603	3,544,676	3,409,867
Deferred income taxes	1,125,555	(9,695)	127,332
Interest (income) expense related to ineffectiveness of swap	(210,041)	51,555	34,664
Loss (gain) on disposal of assets	31,405	—	(3,116)
Share-based compensation	334,063	287,502	268,274
(Gain) loss on translation of foreign currency financial statements	(135,769)	190,509	7,826
Change in operating assets and liabilities:
Accounts receivable	3,498,768	(2,965,601)	9,986,675
Inventories	2,718,861	(1,387,813)	(951,434)
Prepaid expenses and other assets	(75,086)	331,261	170,072
Accounts payable	(1,745,662)	(1,675,948)	(2,442,408)
Accrued and other liabilities	(3,153,925)	1,746,083	(4,202,820)
Postretirement benefits liability	972,799	1,400,998	1,816,475

Net cash provided by operating activities	8,234,276	7,157,013	11,947,880

Cash flows from investing activities:
Purchase of property, plant, and equipment	(10,065,099)	(12,097,474)	(2,742,675)
Proceeds from sale of property and equipment	18,000	—	3,116

Net cash used in investing activities	(10,047,099)	(12,097,474)	(2,739,559)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	100,130	358,224
Tax effect from exercise of stock options	—	1,092	116,139
Gross repayments on revolving line of credit	(34,389,061)	(55,399,546)	—
Gross borrowings on revolving line of credit	33,195,096	54,341,649	—
Net borrowings on revolving line of credit	—	—	2,251,863
Financing costs for new credit agreement	(224,321)	(358,485)	—
Gross borrowings on Capex and Mexican loans	10,278,663	8,121,337	—
Payment of principal on Capex loan	(1,000,000)	—	—
Payment of principal on Term loan	(1,285,716)	(1,285,716)	(1,285,716)
Payment of principal on industrial revenue bond	(620,000)	(580,000)	(530,000)
Payments related to purchase of treasury stock	—	—	(26,215,054)

Net cash provided by (used in) financing activities	5,954,661	4,940,461	(25,304,544)

Net increase (decrease) in cash and cash equivalents	4,141,838	—	(16,096,223)

Cash and cash equivalents at beginning of year	—	—	16,096,223

Cash and cash equivalents at end of year	$4,141,838	$—	$—

Cash paid during the year for:
Interest	$1,146,159	$659,520	$627,873

Income taxes (net of tax refunds)	$300,958	$2,327,387	$19,912

Non Cash:
Fixed asset purchases in accounts payable	$23,946	$203,436	$237,182

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business Formation and Nature of Operations
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand lay-up open mold processes, RTM and SMC closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry through one of its subsidiaries, Core Automotive Technologies, doing business as Keystone Restyling Products.
The Company operates in one business segment as a compounder of SMC and molder of fiberglass reinforced plastics. The Company produces and sells both SMC compound and molded products for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarket, personal watercraft, and other commercial products.
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
Revenue Recognition — Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2009, the Company recorded a net liability related to tooling in progress of $485,000, which represents approximately $2,424,000 of progress tooling billings and $1,939,000 of progress tooling expenses. At December 31, 2008, the Company recorded a net liability related to tooling in progress of $212,000, which represents approximately $3,555,000 of progress tooling billings and $3,343,000 of progress tooling expenses.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. At December 31, 2009 the Company had cash on hand of $4,142,000. At December 31, 2008, the Company had no cash on hand and book overdrafts in the amount of $1,864,000 which are recorded in accounts payable on the Consolidated Balance Sheet.
Accounts Receivable Allowances — Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had recorded an allowance for doubtful accounts of $113,000 at December 31, 2009 and $109,000 at December 31, 2008. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has recorded an allowance for chargebacks of $519,000 at December 31, 2009 and $740,000 at December 31, 2008. There have been no material changes in the methodology of these calculations.
Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. The Company has recorded an allowance for slow moving and obsolete inventory of $762,000 at December 31, 2009 and $490,000 at December 31, 2008.

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
Depreciation expense was $3,705,000, $3,463,000, and $3,302,000 for 2009, 2008, and 2007, respectively. The Company capitalized interest cost of approximately $167,000, $82,000 and $18,000 for the years ended December 31, 2009, 2008, and 2007 respectively.
Long-Lived Assets — Long-lived assets consist primarily of property and equipment and goodwill. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists or at interim periods if an indicator of possible impairment exists. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2009, 2008, and 2007, there was no impairment of the Company’s long-lived assets.
Income Taxes — The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 9.
Self-insurance — The Company is self-insured with respect to its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims and worker’s compensation claims at December 31, 2009, and 2008 of $944,000 and $1,109,000, respectively.
Fair Value of Financial Instruments — The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued a standard to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This standard does not change the requirements to apply fair value in existing accounting standards. Under this standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2009 and December 31, 2008:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Liabilities
Interest rate swaps	$—	$198,809	$—	$198,809

Total	$—	$198,809	$—	$198,809

	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Liabilities
Interest rate swaps	$—	$502,000	$—	$502,000

Total	$—	$502,000	$—	$502,000

There were no non-recurring fair value measurements for the year ended December 31, 2009.
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
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets were as follows:

		December 31,	December 31,
		2009	2008
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities	Interest rate swaps	$227,482	$502,000

Derivatives not designated as hedging instruments
Interest rate risk activities	Interest rate swap	$(28,673)	$—

Total Derivatives		$198,809	$502,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The effect of derivative instruments on the Consolidated Statements of Income was as follows:
Derivatives in Cash Flow Hedging Relationships

Location of Gain
			(Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on		AOCI into Income	AOCI into Expense
Hedging Relationships	Derivative (Effective Portion)		(Effective Portion)	(Effective Portion)
	December 31,	December 31,		December 31,	December 31,
Year ended	2009	2008		2009	2008
Interest rate swaps	$129,215	$(278,815)	Interest expense, net	$(206,522)	$(122,068)

Location of Gain (Loss)
	Recognized in Income on	Amount of Gain (Loss) Recognized
	Derivative (Ineffective Portion	in Income of Derivative (Ineffective
Derivatives in Cash Flow Hedging	and Amount Excluded from	Portion and Amount Excluded from
Relationships	Effectiveness Testing)	Effectiveness Testing)
		December 31,	December 31,
Year ended		2009	2008
Interest rate swaps	Interest income (expense)	$43,697	$(51,555)
Derivatives not designated as hedging instruments

		Amount of
		Realized/Unrealized Gain
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in	(Loss) Recognized in Income
Instruments	Income on Derivatives	on Derivatives
		December 31,	December 31,
Year ended		2009	2008
Interest rate swap	Interest income (expense)	$166,344	$—
During 2009 and 2008, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 6, the Company discontinued the use of hedge accounting for one of its interest rate swaps effective March 31, 2009, and began recording all mark-to-market adjustments related to this interest rate swap within interest expense in the Company’s Consolidated Statement of Income. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $13,736, net of taxes.
Concentration of Credit Risk — The Company has significant transactions with two major customers (see Note 3), which together comprised 83%, 83%, and 77% of total sales in 2009, 2008, and 2007, respectively and 74% and 67% of the accounts receivable balances at December 31, 2009 and 2008, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company’s expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers’ manufacturing and service locations totaled 8%, 13%, and 15% of total sales for 2009, 2008, and 2007, respectively.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Earnings Per Common Share — Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method.
The computation of basic and diluted earnings per common share is as follows:

	Years Ended December 31,
	2009	2008	2007

Net income	$1,017,705	$5,643,486	$3,726,473

Weighted average common shares outstanding	6,772,065	6,742,316	8,686,905
Plus: dilutive options assumed exercised	—	545,225	587,700
Plus: weighted average non-vested restricted stock	52,487	18,089	33,532
Less: shares assumed repurchased with proceeds from exercise	—	313,381	303,708

Weighted average common and potentially issuable common shares outstanding	6,824,552	6,992,249	9,004,429

Basic earnings per common share	$.15	$.84	$.43
Diluted earnings per common share	$.15	$.81	$.41
559,000 shares at December 31, 2009, 25,000 shares at December 31, 2008, and 33,000 shares at December 31, 2007 were not included in diluted earnings per share as they were anti-dilutive.
Research and Development — Research and development costs, which are expensed as incurred, totaled approximately $181,000 in 2009, $202,000 in 2008, and $223,000 in 2007.
Recent Accounting Pronouncements — In June 2009, FASB issued a standard regarding the FASB Accounting Standards CodificationTM (the “Codification”), and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles (“GAAP”) in the United States. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). In addition, this standard establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009 and its adoption did not have a significant impact on its financial statements.
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
Foreign Currency Adjustments — In conjunction with the Company’s acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction gains and losses included in selling, general and administrative expense totaled a gain of $104,993 in 2009 and losses of $121,530 and $5,975 in 2008 and 2007, respectively.
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
The following table presents net sales for the above-mentioned customers for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Navistar product sales	$41,628,094	$63,759,160	$45,306,691
Navistar tooling sales	3,049,675	3,120,481	8,322,599

Total Navistar sales	44,677,769	66,879,641	53,629,290

PACCAR product sales	23,114,813	27,695,164	27,813,324
PACCAR tooling sales	1,069,320	2,505,368	12,518,169

Total PACCAR sales	24,184,133	30,200,532	40,331,493

Other product sales	11,424,068	19,084,322	27,925,041
Other tooling sales	3,052,706	490,340	826,063

Total other sales	14,476,774	19,574,662	28,751,104

Total product sales	76,166,975	110,538,646	101,045,056
Total tooling sales	7,171,701	6,116,189	21,666,831

Total sales	$83,338,676	$116,654,835	$122,711,887

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
4. Foreign Operations
In conjunction with the Company’s acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made to United States customers in United States dollars, which totaled $21,385,000 in 2009, $18,500,000 in 2008 and $18,800,000 in 2007. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 33% of sales in 2009, 42% of sales in 2008, and 41% of sales in 2007. In June of 2009, the Company took occupancy of a new 437,000 square foot production facility in Matamoros, Mexico that replaced its leased facility. The Company owns long-lived assets that are geographically located in Mexico, which have a net book value of $20,779,000 at December 31, 2009. The Company’s manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties inherent to Mexico. Among other risks, the Company’s Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.
5. Property, Plant, and Equipment
Property, plant, and equipment consist of the following at December 31:

	2009	2008

Land and land improvements	$4,880,535	$2,311,507
Buildings	35,805,457	20,260,380
Machinery and equipment	40,171,102	37,740,971
Tools, dies, and patterns	780,962	773,254
Additions in progress	32,024	10,884,526

Total	81,670,080	71,970,638
Less accumulated depreciation	(36,726,836)	(33,155,187)

Property, plant, and equipment – net	$44,943,244	$38,815,451

Additions in progress at December 31, 2009 relate to equipment purchases that were not yet completed at year end. Additions in progress at December 31, 2008 primarily relate to the construction of the new production facility in Mexico. At December 31, 2009 and 2008, commitments for capital expenditures in progress were $30,000 and $8,455,000, respectively. Capitalized interest for the years ended December 31, 2009 and 2008 is $167,000 and $82,000 respectively.
6. Debt and Leases
Debt consists of the following at:

	December, 31
	2009	2008
Capex loan payable to a bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through May 2016	$11,000,000	$8,121,337

Mexican loan payable to a bank, interest at a variable rate with annual principal and monthly interest payments over a five-year period through May 2014	6,400,000	—

Term loan to bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through December 2010	1,392,847	2,678,563

Industrial Revenue Bond, interest adjustable weekly (2009 average 2.68%; 2008 average 3.78%), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit with a balance of $2,694,000 and $3,332,000 as of December 31, 2009 and 2008, respectively	2,615,000	3,235,000

Revolving line of credit	$—	$1,193,965

Total	21,407,847	15,228,865
Less current portion	(3,675,005)	(4,099,681)

Long-term debt	$17,732,842	$11,129,184

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
On December 9, 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a Credit Agreement to refinance some existing debt and borrow funds to finance the construction of the Company’s new manufacturing facility in Mexico.
Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which include (i) a $12,000,000 Capex loan, (ii) an $8,000,000 Mexican loan, (iii) an $8,000,000 revolving line of credit, and (iv) a $2,678,563 term loan to refinance an existing term loan. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.
On March 31, 2009, the Company entered into the first amendment to the Credit Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lender agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs up to $3,200,000 associated with the transition and startup of the new production facility in Matamoros and add back certain non-cash compensation expense (2) modification of the fixed charge definition to exclude from consolidated interest expense any measure of ineffectiveness from interest rate swaps and amortization of loan origination and issuance costs (3) modification of the leverage ratio from 3.0x to 3.2x at June 30, 2009, 3.4x at September 30, 2009, and 3.2x at December 31, 2009 (4) increase the applicable margin for interest rates effective March 31, 2009 to 400 basis points for both the Capex and Mexican loans, term loan and the revolving line of credit; all rates, other than the term loan, decrease 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00 (5) increase the letter of credit fee on the Industrial Revenue Bond to 300 basis points (6) increase the 100 basis point LIBOR floor on the $8,000,000 Mexican loan and revolving line of credit to 150 basis points and (7) implement a 150 basis point LIBOR floor on the $12,000,000 Capex loan.
On June 30, 2009, the Company entered into the second amendment (the “Second Amendment”) to the Credit Agreement Pursuant to the terms of the Second Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase in the applicable margin for interest rates to 450 basis points, effective June 30, 2009, for both the Capex and Mexican loans and the revolving line of credit; with all rates other than rates applicable to the term loan decreasing by 25 basis points upon reaching a leverage ratio of less than 2.25 to 1.00, (2) a decrease in the applicable margin for the interest rate applicable to the Term loan to 200 basis points in excess of LIBOR or the Base Rate, (3) a change in the definition of consolidated EBITDA to add back non-cash post-retirement expenses minus retirement benefits paid in cash, (4) the deletion of the 150 basis point interest rate floor applicable to the Mexican loan, the Capex loan and the revolving line of credit, and (5) the extension of the commitment for the revolving line of credit to April 30, 2011.
On December 1, 2009, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. Pursuant to the terms of the Third Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included a decrease in the applicable margin for interest rates to 375 basis points from 450 basis points, for both the Capex and Mexican loans and the revolving line of credit, effective December 1, 2009.
On March 8, 2010, the Company entered into the fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fourth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition EBITDA to add back transition costs of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility (2) modification to the fixed charge definition to exclude capital expenditures of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility; (3) retroactively modified the amortization schedule of the Mexican loan to forgo the principal payment due January 31, 2010 of $1,600,000 as a result of the Company limiting its borrowing to $6,400,000 instead of the full amount of the loan contemplated ($8,000,000); and (4) consent to transfer certain assets of the Company from Columbus, Ohio to Matamoros, Mexico.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The $12,000,000 Capex loan was a construction draw loan that converted to a seven-year term loan with fixed monthly principal payments. The Company expects to make principal payments of approximately $1,714,289 towards this loan in 2010, which are classified as current obligations on the Consolidated Balance Sheet. Borrowings made pursuant to this loan will bear interest, payable monthly at 30 day LIBOR plus 375 basis points. The 30 day Libor rate was 0.23% at December 31, 2009. This loan had a balance of $11,000,000 and $8,121,337 at December 31, 2009 and 2008 respectively.
The $8,000,000 Mexican loan, was also a construction draw loan to finance the new production facility in Matamoros, Mexico that was converted to a term loan in July 2009. This commitment has a five-year term with annual payment installments commencing January 31, 2010. During 2009, the Company elected to only borrow $6,400,000 and forego the January 31, 2010 payment. This modification of the original amortization schedule of the Mexican loan was completed with the Bank in the Fourth Amendment to the credit agreement. As a result the Company’s first payment is not due until January 31, 2011. Amounts borrowed under this loan may not be reborrowed once repaid. Borrowings made pursuant to this loan will bear interest, payable annually at daily LIBOR rate plus 375 basis points. The daily Libor rate was 0.17% at December 31, 2009. The Mexican loan had a balance of $6,400,000 at December 31, 2009.
On December 30, 2003, the Company borrowed $9,000,000 in the form of a Term Loan collateralized by the Company’s assets. The Credit Agreement entered into by the Company on December 9, 2008 provided for refinancing the Company’s existing balance on this note. The terms of the refinance with respect to the amortization and repayment of the principal amount of such indebtedness were unchanged. Borrowings made pursuant to the refinanced term loan will bear interest, payable monthly at 30 day LIBOR plus 200 basis points. The 30 day Libor rate was 0.23% at December 31, 2009. The Term loan had a balance of $1,392,847 and $2,678,563 at December 31, 2009 and 2008, respectively.
Industrial Revenue Bond
In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond (“IRB”). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.
As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $2,694,000 as of December 31, 2009. The Credit Agreement entered into by the Company on December 9, 2008 and subsequent amendments also included a commitment for this existing letter of credit. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank’s prime rate and are secured by a lien and security interest in all of the Company’s assets. The letter of credit expires in April 2011, and the Company intends to extend the letter of credit each year as required by the IRB.
Revolving Line of Credit
At December 31, 2009, the Company had available an $8,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2011. The line of credit bears interest at daily LIBOR plus 375 basis points. At December 31, 2009 there was no balance on the bank revolving line of credit. There was an outstanding balance of $1,193,965 on the bank revolving line of credit at December 31, 2008.
Annual maturities of long-term debt are as follows:

2010	$3,675,000
2011	4,152,000
2012	4,104,000
2013	3,734,000
2014	3,314,000
Thereafter	2,429,000

Total	$21,408,000

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The difference paid or received varies as short-term interest rates change and is accrued and recognized as an adjustment to interest expense. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes such non-performance is unlikely to occur given the financial resources of the counterparty. The effectiveness of the swap is assessed at each financial reporting date by comparing the commercial paper rate of the swap to the benchmark rate underlying the variable rate of the Industrial Revenue Bond. In all periods presented this cash flow hedge was highly effective; any ineffectiveness was recorded to interest expense. Interest income of $43,697 and interest expense of $51,556 was recorded for the year ended December 31, 2009 and 2008, respectively, related to ineffectiveness of this swap. The fair value of the swap was a liability of $199,990 and $322,108 as of December 31, 2009 and December 31, 2008, respectively. None of the changes in fair value of the interest rate swap have been excluded from the assessment of hedge effectiveness. At December 31, 2009 the notional amount of the swap is $2,615,000.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Term loan. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured Term loan with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are substantially the same. The fair value of the swap was a liability of $27,492 and $79,973 as of December 31, 2009 and December 31, 2008, respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty. At December 31, 2009 the notional amount of the swap is $1,392,847.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Income. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $145,684 as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of December 31, 2009 and December 31, 2008 was an asset of $28,673 and a liability of $100,300, respectively. The Company recorded interest income of $174,357 for a mark-to-market adjustment of swap fair value in 2009 related to this swap. At December 31, 2009 the notional amount of the swap is $11,000,000.
Interest expense includes $360,000 of expense in 2009, $143,000 of expense in 2008, and $28,000 of income in 2007 for settlements related to the swaps.
Bank Covenants
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2009, the Company was in compliance with its financial debt covenants for the Line of Credit, Term Loan, Capex loan Mexican loan and, the letter of credit securing the Industrial Revenue Bond.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of 2010 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under all amendments to the Credit Agreement for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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
In October 2001, in conjunction with the Airshield Asset Acquisition, the Company’s Mexican subsidiary entered into a 10-year operating lease agreement through October 2011 for a manufacturing facility in Matamoros, Mexico. In conjunction with the Company’s construction of a new manufacturing facility in Matamoros and in accordance with the terms of this lease, the Company gave notice to the lessor and terminated the lease in June 2009.
Total rental expense was $1,196,000, $2,323,000, and $2,611,000 for 2009, 2008, and 2007, respectively. The future minimum lease payments under non-cancelable operating leases that have lease terms in excess of one year are as follows:

2010	$144,000
2011	11,000

Total minimum lease payments	$155,000

7. Equity
Treasury Stock
On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. Navistar continues to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.8% of the shares outstanding after the repurchase. Navistar is also the Company’s largest customer, accounting for approximately 54% of the Company’s 2009 sales. The Company used approximately $19 million of existing cash and $7.1 million from its revolving line of credit to fund the repurchase. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which were recorded as part of the cost of its treasury stock.
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
The Company’s Certificate of Incorporation contains a provision (the “Prohibited Transfer Provision”) designed to help assure the continued availability of the Company’s previous substantial net operating loss and capital loss carryforwards by seeking to prevent an “ownership change” as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a “Prohibited Ownership Percentage” (as defined in the Company’s Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company’s common stock) or if the transfer would result in the transferee’s ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee’s ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.
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
Effective January 1, 2006, Core Molding Technologies adopted the provisions of FASB ASC 718 requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Core Molding Technologies adopted FASB ASC 718 using the modified prospective method. Under this method, FASB ASC 718 applies to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Stock Options
There were no grants of options in the years ended December 31, 2009, 2008 and 2007. Total compensation cost related to incentive stock options for the years ended December 31, 2009, 2008 and 2007 was $83,277, $98,536 and $129,671, respectively. Compensation expense is allocated such that $74,651, $81,573, and $96,687 is included in selling, general, and administrative expenses and $8,626, $16,963 and $32,984 is recorded in cost of sales for the year ended December 31, 2009, 2008 and 2007, respectively. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
There were no stock options exercised during 2009. During the year ended December 31, 2008, Core Molding Technologies received approximately $100,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $116,000. In 2008, the Company received a tax benefit of $1,000 as a result of disqualified dispositions. During the year ended December 31, 2007, Core Molding Technologies received approximately $358,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $641,000. Tax benefit received as a result of disqualified dispositions was $116,000.
The following summarizes all stock option activity for the years ended December 31:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding- beginning of year	570,225	$3.30	620,700	$3.33	799,956	$3.35
Granted	—	—	—	—	—	—
Exercised	—	—	(32,000)	3.13	(115,256)	3.11
Forfeited	(11,400)	3.21	(18,475)	4.60	(64,000)	3.96

Outstanding-end of year	558,825	$3.30	570,225	$3.30	620,700	$3.33

Exercisable at December 31	514,325	$3.30	481,395	$3.29	458,350	$3.28

The following summarizes the activity relating to stock options under the Original Plan mentioned above for the year ended December 31, 2009:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at December 31, 2008	570,225	$3.30
Exercised	—	—
Granted	—	—
Forfeited	(11,400)	3.21

Outstanding at December 31, 2009	558,825	$3.30	4.30	$—

Exercisable at December 31, 2009	514,325	$3.30	4.24	$—

Vested or expected to vest at December 31, 2009	556,600	$3.30	4.37	$—

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following summarizes the status of, and changes to, unvested options during the years ended December 31, 2009, 2008 and 2007:

	Number	Weighted Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	306,780	$3.54
Granted	—	—
Vested	(83,930)	3.36
Forfeited	(60,500)	4.24

Unvested at December 31, 2007	162,350	$3.46
Granted	—	—
Vested	(62,720)	$3.38
Forfeited	(10,800)	4.67

Unvested at December 31, 2008	88,830	$3.37
Granted	—	—
Vested	(44,330)	3.44
Forfeited	—	—

Unvested at December 31, 2009	44,500	$3.29

At December 31, 2009, there was $63,000 of total unrecognized compensation cost, related to unvested stock options granted under the Original Plan expected to be recognized over a weighted average of 1.9 years.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average
Range of	of	Contractual Life	Number of
Exercise Prices	Options	In Years	Options

$2.75	85,600	3.2	54,100
$3.21	408,225	4.1	408,225
$3.28	40,000	5.2	32,000
$6.40	20,000	5.8	16,000
$7.98	5,000	6.0	4,000

	558,825		514,325

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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following summarizes the status of the Restricted Stock and changes during the years ended December 31:

	2009		2008		2007
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Unvested- beginning of year	85,106	$7.01	61,416	$7.02	22,972	$6.70
Granted	150,210	2.56	41,635	7.01	51,105	7.15
Vested	(33,851)	5.42	(5,919)	6.99	(8,008)	7.09
Forfeited	(14,020)	4.65	(12,026)	7.09	(4,653)	6.70

Unvested at end of year	187,445	$3.91	85,106	$7.01	61,416	$7.02

Vested and expected to vest at December 31, 2009	236,720	$4.44	105,648	$6.99	77,223	$6.98

As of December 31, 2009 there was $386,000 of total unrecognized compensation cost related to Restricted Stock granted. That remaining cost is expected to be recognized over the weighted-average period of 1.60 years. The total compensation expense during the years ended December 31, 2009, 2008 and 2007 was $251,000, $189,000 and $139,000, respectively, and was recorded as selling, general, and administrative expense.
9. Income Taxes
Components of the provision (credit) for income taxes are as follows:

	2009	2008	2007
Current:
Federal – US	$(806,000)	$2,639,000	$1,606,000
Federal – Foreign	94,000	71,000	137,000
State and local	103,000	157,000	(202,000)

	(609,000)	2,867,000	1,541,000

Deferred:
Federal	1,235,000	(37,000)	(142,000)
State and local	(109,000)	27,000	269,000

	1,126,000	(10,000)	127,000

Provision for income taxes	$517,000	$2,857,000	$1,668,000

A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company’s income tax provision for the years ended December 31 is as follows:

	2009	2008	2007

Provision at federal statutory rate – US	$522,000	$2,890,000	$1,834,000
Effect of foreign taxes	(16,000)	(47,000)	(81,000)
State and local tax expense, net of federal benefit	21,000	128,000	83,000
Federal manufacturing deduction	—	(141,000)	(98,000)
Other	(10,000)	27,000	(70,000)

Provision for income taxes	$517,000	$2,857,000	$1,668,000

The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage increases from 3% to 9% over a six-year period beginning in 2005. The amount of the deduction available to the Company in 2007 and 2008 was $297,000 and $484,000, respectively and the Company expects that there will be no deduction in 2009 due to a current federal tax loss for 2009. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction. Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $0, $1,000 and $116,000 in 2009, 2008 and 2007, respectively.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Deferred tax assets (liabilities) consist of the following at December 31:

	2009	2008
Current asset(liability):
Accrued liabilities	$569,000	$1,083,000
Accounts receivable	221,000	301,000
Inventory	495,000	543,000
Other, net	(89,000)	(58,000)

Total current asset	1,196,000	1,869,000

Non-current asset (liability):
Property, plant, and equipment	(1,227,000)	(314,000)
Postretirement benefits	6,728,000	5,637,000
Interest rate swap	122,000	153,000
Other, net	(87,000)	(157,000)

Total non-current asset	5,536,000	5,319,000

Total deferred tax asset – net	$6,732,000	$7,188,000

At December 31, 2009, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $2,635,000 of the Company’s Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.
On January 1, 2007, the Company adopted guidance related to the uncertainty in income taxes. As a result of the implementation of this guidance, the Company recognized a $68,000 increase to the opening balance of retained earnings. This increase is represented by the recognition of state tax benefits of $212,000 and related accrued interest receivable of $16,000. These benefits generate a federal tax liability of $60,000. The Company also recorded a liability for unrecognized tax benefits of $52,000 and $48,000 related to uncertain state and foreign tax positions, respectively, and the amounts were recorded in accrued taxes in the Consolidated Balance Sheet.
During 2007 the liability was reduced by $48,000 due to settlement of a foreign tax case. Also during 2007, the Company reduced the remaining $52,000 liability for unrecognized tax benefits related to uncertain state tax positions by $28,000 due to favorable settlement. In 2008, the remaining $24,000 related to uncertain state tax positions was reduced due to favorable resolution. These amounts were recorded to income tax expense in each of the respective years. At December 31, 2008 the Company has no liability for unrecognized tax benefits under ASC 740. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
At December 31, 2009 the Company has no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months. Prior to 2009 the Company had liabilities for unrecognized tax benefits recorded. In 2007 the liability was reduced by $48,000 due to settlement of a foreign tax case. Also during 2007, the Company reduced the remaining $52,000 liability for unrecognized tax benefits related to uncertain state tax positions by $28,000 due to favorable settlement. In 2008, a remaining $24,000 related to uncertain state tax positions was reduced due to favorable resolution. These amounts were recorded to income tax expense in each of the respective years.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2006 due to the expiration of the statute of limitations and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
10. Postretirement Benefits
The Company provides postretirement benefits to some of its United States employees. Costs associated with postretirement benefits include postretirement health care and life insurance expense and expense related to contributions to two 401(k) defined contribution plans. In addition, all of the Company’s United States union employees are covered under a multi- employer defined benefit pension plan administered under a collective bargaining agreement. The Company does not administer this plan and contributions are determined in accordance with provisions in the negotiated labor contract.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Prior to the acquisition of Columbus Plastics, certain of the Company’s employees were participants in Navistar’s postretirement plan. In connection with the acquisition the postretirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, Navistar and the participants in the form of premiums, co-payments, and deductibles. The Company and Navistar share the cost of benefits for certain employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.
The funded status of the Company’s postretirement health and life insurance benefits plan as of December 31, 2009 and 2008 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

	Postretirement Benefits
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$15,878,000	$16,442,000
Service cost	609,000	637,000
Interest cost	947,000	1,049,000
Unrecognized loss (gain)	1,895,000	(1,837,000)
Benefits paid	(585,000)	(413,000)

Benefit obligation at end of year	$18,744,000	$15,878,000

Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:	$3,189,000	$1,294,000

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	5.90%	6.10%

The components of expense for all of the Company’s postretirement benefits plans are as follows:

	2009	2008	2007
Pension Expense:
Multi-employer plan contributions	$428,000	$535,000	$424,000
Defined contribution plan contributions	346,000	414,000	452,000

Total pension expense	774,000	949,000	876,000

Health and life insurance:
Service cost	609,000	637,000	798,000
Interest cost	947,000	1,049,000	995,000
Amortization of net loss	—	128,000	267,000

Net periodic benefit cost	1,556,000	1,814,000	2,060,000

Total postretirement benefits expense	$2,330,000	$2,763,000	$2,936,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or postretirement plan in the consolidated balance sheets. For the year ended December 31, 2009, the Company recognized net actuarial losses of $1,895,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive loss in the amount of $1,195,000, net of tax, for the year ended December 31, 2009. For the year ended December 31, 2008, the Company recognized net actuarial gains of $1,837,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive income in the amount of $1,184,000, net of tax. For the year ended December 31, 2007, the Company recognized net actuarial gains of $1,215,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive income in the amount of $730,000, net of tax, for the year ended December 31, 2007.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2009 and 2008 were approximately $3,189,000 and $1,294,000, respectively. The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic post retirement costs during 2010 consists of a net loss amortization of $114,000, or $75,000, net of tax.
The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2016 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%, respectively.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$279,000	$(225,000)
Effect on postretirement benefit obligation	$2,858,000	$(2,352,000)
The estimated future benefit payments of the health care plan are:

Fiscal 2010	$668,000
Fiscal 2011	$503,000
Fiscal 2012	$628,000
Fiscal 2013	$766,000
Fiscal 2014	$854,000
Fiscal 2015 – 2019	$5,668,000
11. Related Party Transactions
In connection with the acquisition of Columbus Plastics, the Company and Navistar entered into a Supply Agreement. Under the terms of the Supply Agreement, Navistar agreed to purchase from the Company, and the Company agreed to sell to Navistar all of Navistar’s original equipment and service requirements for fiberglass reinforced parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In 2008, the Company entered into a new Comprehensive Supply Agreement, effective as of June 24, 2008. On January 28, 2010, the Company entered into a First Addendum to the Comprehensive Supply Agreement, agreeing to shift production of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility, in order to meet the needs of Navistar as a result of its relocation of certain production to its Escobedo, Mexico assembly plant. Under this Comprehensive Supply Agreement, as amended, the Company continues to be the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013.
In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock, from Navistar as detailed in Note 7. At December 31, 2009, Navistar owns 9.8% of the Company’s outstanding common stock. Sales to Navistar were $44,678,000 in 2009, $66,880,000 in 2008 and $53,629,000 in 2007, of which $6,211,000 and $7,310,000 had not been received as of December 31, 2009 and 2008 and were included in accounts receivable. Accounts receivable as of December 31, 2009 and 2008 also include $318,000 and $102,000 respectively, for tooling costs owed by Navistar.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
12. Subsequent Events
On February 3, 2010, the Company announced that it has signed an addendum to its Comprehensive Supply Agreement with Navistar. In accordance with this addendum, Core has agreed to shift production of certain products from its Columbus, Ohio facility to its Matamoros, Mexico facility. The shift from Columbus to Matamoros is being driven by Navistar’s relocation of certain production to its Escobedo, Mexico assembly plant. Under the terms of the Supply Agreement and this addendum, Navistar will continue to purchase 100% of its original equipment and service requirements that presently exist for specified fiberglass reinforced products from the Company. During 2010, the Company plans to incur up to approximately $2.0 million of expense for transfer and startup costs and up to approximately $2.0 million of capital associated with this move. Additionally, the Company expects to transfer approximately 90 positions from Columbus to Matamoros by the end of June as a result of this production relocation.
The Company’s liability for post retirement healthcare and life insurance relates primarily to its Columbus, Ohio facility employee base. The Company is currently evaluating how the anticipated reduction in employment resulting from the shift of production will impact future service costs of the post retirement liability and its need to revalue its postretirement liability during 2010 upon a reduction in employment.
13. Labor Concentration
As of December 31, 2009, the Company employed a total of 813 employees, which consists of 448 employees in its United States operations and 365 employees in its Mexican operations. Of these 813 employees, 238 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 4, 2010, and 298 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2011.
14. Commitments and Contingencies
From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.
15. Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2009:
Product sales	$17,830,280	$16,643,805	$19,801,193	$21,891,697	$76,166,975
Tooling sales	553,837	656,303	4,624,339	1,337,222	7,171,701

Net sales	18,384,117	17,300,108	24,425,532	23,228,919	83,338,676
Gross margin	1,573,340	984,267	3,983,981	4,883,728	11,425,316
Income (loss) before interest and taxes	(926,663)	(1,271,471)	1,852,951	2,830,679	2,485,496
Net income (loss)	(659,835)	(867,154)	827,021	1,717,673	1,017,705
Net income (loss) per common share:
Basic (1)	$(0.10)	$(0.13)	$0.12	$0.25	$0.15
Diluted (1)	$(0.10)	$(0.13)	$0.12	$0.25	$0.15

2008:
Product sales	$25,983,212	$29,395,247	$29,497,102	$25,663,085	$110,538,646
Tooling sales	3,102,225	543,447	533,461	1,937,056	6,116,189

Net sales	29,085,437	29,938,694	30,030,563	27,600,141	116,654,835
Gross margin	4,316,206	5,620,963	6,037,862	5,234,552	21,209,583
Income before interest and taxes (1)	1,501,871	2,627,145	2,851,822	2,208,748	9,189,585
Net income (1)	864,153	1,716,261	1,687,927	1,375,144	5,643,486
Net income per common share:
Basic (1)	$0.13	$0.25	$0.25	$0.20	$0.84
Diluted (1)	$0.12	$0.24	$0.24	$0.20	$0.81

(1)	Sum of the quarters do not sum to total year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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
The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 19, 2010, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 19, 2010, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 19, 2010, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 19, 2010, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 19, 2010, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008, and 2007
All other schedules are omitted because of the absence of the conditions under which they are required.
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

Date: April 7, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director (principal executive officer)	April 7, 2010

/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Vice President, Secretary, Treasurer, and Chief Financial Officer (principal financial officer and principal accounting officer)	April 7, 2010

*
Thomas R. Cellitti	Director	April 7, 2010

*
James F. Crowley	Director	April 7, 2010

*
Ralph O. Hellmold	Director	April 7, 2010

*
Malcolm M. Prine	Director	April 7, 2010

*By /s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Attorney-In-Fact	April 7, 2010

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2009, 2008, and 2007.
Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
		(Recovered)/
	Balance at	Charged to	Charged to
	Beginning	Costs &	Other	Deductions	Balance At
	of Year	Expenses	Accounts	(A)	End of Year
Year Ended December 31, 2009	$109,000	$10,000	—	$6,000	$113,000

Year Ended December 31, 2008	$334,000	$(110,000)	—	$115,000	$109,000

Year Ended December 31, 2007	$262,000	$107,000	—	$35,000	$334,000

(A)	Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.		Description	Location

2(a	)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a	)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year ended December 31, 2001

2(b	)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding and RYMAC	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b	)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding and RYMAC	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c	)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a	)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8, (Registration No. 333-29203)

3(a	)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.		Description	Location

3(a	)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a	)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b	)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a	)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a	)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a	)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a	)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b	)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

10	(a)	Supply Agreement, dated June 23, 2008 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[4]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

Exhibit No.		Description	Location

10(a	)(1)	Addendum to Supply Agreement, dated January 28, 2010 between Core Molding Technologies, Inc. and Core Composites and Navistar, Inc.[4]	Filed Herein

10(b	)	Supply and Management Agreement dated as of June 1, 2006 between PACCAR Inc. and Core Molding Technologies, Inc.[4]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10(c	)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(d	)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc and CoreComposites de Mexico, S De. R.L. de C.V. and Key Bank National Association	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2008

10(d	)(1)
First Amendment Agreement, dated March 31, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2009

10(d	)(2)
Second Amendment Agreement, dated June 30, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2009

10(d	)(3)
Third Amendment Agreement, dated December 1, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2009

10(d	)(4)
Fourth Amendment Agreement, dated March 8, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 10, 2010

10(e	)	Master Equipment Lease Agreement[2] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit No.		Description	Location

10(e	)(1)	Amendment, dated March 26, 2001, to Master Equipment Lease Agreement[2] by and between KeyCorp Leasing, a division of Key Corporate Capital, Inc. and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(f)(1) to Annual Report on Form 10-K for the year ended December 31, 2000

10(f	)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

10(g	)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and Key Bank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(h	)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[3]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(h	)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [3]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(i	)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between Key Bank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

10(i	)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between Key Bank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2009

10	(j)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[3]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(k	)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[3]	Incorporated by reference to Exhibit 10(1) to Current Report on Form 8-K dated December 29, 2008

10(l	)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers [3]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(m	)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [3]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

Exhibit No.		Description	Location

10	(n)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[3]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10	(o)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[3]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 23, 2006

11		Computation of Net Income per Share	Exhibit 11 is omitted because the required information is included in the Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

14		Code of Conduct and Business Ethics	Incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003

23		Consent of Crowe Horwath LLP	Filed Herein

23	(a)	Consent of Deloitte & Touche LLP	Filed Herein

24		Powers of Attorney	Filed Herein

31	(a)	Section 302 Certification by Kevin L. Barnett, President and Chief Executive Officer	Filed Herein

31	(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32	(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated April 7, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

32	(b)	Certification of Herman F. Dick, Jr., Vice President, Treasurer, Secretary, and Chief Financial Officer of Core Molding Technologies, Inc., dated April 7, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

[1]	The Asset Purchase Agreement, as filed with the SEC at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement, and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8, and 30 of the Asset Purchase Agreement). Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the SEC upon request.

[2]	The Master Equipment Lease, incorporated by reference in the Exhibits to this Annual Report on Form 10-K, omits certain schedules (including addendum to the schedules) which separately identify equipment subject to the Master Equipment Lease and certain additional terms applicable to the lease of such equipment. New schedules may be added under the terms of the Master Equipment Lease from time to time and existing schedules may change. Core Molding Technologies, Inc. will provide any omitted schedule to the SEC upon request.

[3]	Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.

[4]	Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.