Form 10-Q
period 2010-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2010-05-14
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.
Yes ☐     NO ☑
As of May 14, 2010, the latest practicable date, 6,998,086 shares of the registrant’s common shares were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash	$2,469,730	$4,141,838
Accounts receivable (less allowance for doubtful accounts: March 31, 2010 — $112,000; December 31, 2009 — $113,000)	13,123,588	11,936,335
Inventories:
Finished goods	3,693,735	863,166
Work in process	1,446,409	1,253,975
Stores	5,111,311	4,896,221

Total inventories	10,251,455	7,013,362

Deferred tax asset	1,195,831	1,195,831
Foreign sales tax receivable	641,865	652,155
Prepaid expenses and other current assets — net	1,230,695	1,021,093
Taxes receivable	175,518	562,176

Total current assets	29,088,682	26,522,790

Property, plant and equipment	82,226,401	81,670,080
Accumulated depreciation	(37,454,306)	(36,726,836)

Property, plant and equipment — net	44,772,095	44,943,244

Deferred tax asset	5,536,108	6,570,803
Goodwill	1,097,433	1,097,433
Other assets	32,763	42,028

Total	$80,527,081	$79,176,298

Liabilities and Stockholders’ Equity

Current liabilities
Current portion long-term debt	$5,070,707	$3,675,005
Current portion of postretirement benefits liability	667,000	667,000
Accounts payable	5,287,831	4,805,468
Tooling in progress	1,389,337	484,786
Accrued liabilities:
Compensation and related benefits	2,942,790	2,400,587
Interest payable	93,098	102,069
Other	821,770	800,912

Total current liabilities	16,272,533	12,935,827

Long-term debt	15,422,140	17,732,842
Interest rate swap	271,716	198,809
Postretirement benefits liability	18,350,348	18,076,696

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: March 31, 2010 and December 31, 2009 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,799,641 at March 31, 2010 and December 31, 2009	67,996	67,996
Paid-in capital	23,412,161	23,336,197
Accumulated other comprehensive loss, net of income tax benefit	(1,766,699)	(1,805,897)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	34,675,940	34,812,882

Total stockholders’ equity	30,210,344	30,232,124

Total	$80,527,081	$79,176,298

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales:
Products	$19,695,932	$17,830,280
Tooling	746,108	553,837

Total sales	20,442,040	18,384,117

Total cost of sales	16,358,116	16,810,777

Gross margin	4,083,924	1,573,340

Total selling, general and administrative expense	2,325,936	2,500,003

Income (loss) before interest and income taxes	1,757,988	(926,663)

Interest expense	(420,183)	(110,154)

Income (loss) before income taxes	1,337,805	(1,036,817)

Income tax expense (benefit)	1,474,747	(399,323)

Net loss	$(136,942)	$(637,494)

Net loss per common share:
Basic	$(0.02)	$(0.09)

Diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding:
Basic	6,799,641	6,768,726

Diluted	6,799,641	6,768,726

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2010	6,799,641	$67,996	$23,336,197	$34,812,882	$(1,805,897)	$(26,179,054)	$30,232,124

Net loss	—	—	—	(136,942)	—	—	(136,942)
Hedge accounting effect of the interest rate swaps, net of deferred income tax expense of $10,503	—	—	—	—	20,389	—	20,389

Amortization of unrecognized net loss on post retirement benefit, net of tax expense of 9,690	—	—	—	—	18,809	—	18,809

Comprehensive loss							(97,744)

Share-based compensation	—	—	75,964	—	—	—	75,964

Balance at March 31, 2010	6,799,641	$67,996	$23,412,161	$34,675,940	$(1,766,699)	$(26,179,054)	$30,210,344

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(136,942)	$(637,494)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	989,590	924,434
Deferred income taxes	1,021,501	(22,341)
Mark to market adjustment related to interest rate swaps	96,799	—
Ineffectiveness of swaps	—	(10,352)
Share-based compensation and vested restricted stock	75,964	72,309
(Gain)/loss on translation of foreign currency financial statements	(135,769)	64,609
Change in operating assets and liabilities:
Accounts receivable	(1,187,253)	3,573,791
Inventories	(3,238,093)	522,062
Prepaid and other assets	(222,076)	(1,063,931)
Accounts payable	585,125	(1,766,771)
Accrued and other liabilities	1,845,299	(1,139,151)
Postretirement benefits liability	302,152	211,895

Net cash (used in) provided by operating activities	(3,703)	729,060

Cash flows from investing activities:

Purchase of property, plant and equipment	(753,405)	(4,579,969)

Net cash used in investing activities	(753,405)	(4,579,969)

Cash flows from financing activities:

Financing cost for new credit agreement	—	(158,995)
Borrowings on construction loan	—	3,878,663
Gross borrowing on line of credit	—	14,360,842
Gross repayments on line of credit	—	(13,758,172)
Payments of principal on capex loan	(428,571)	—
Payments of principal on term loan	(321,429)	(321,429)
Payment of principal on industrial revenue bond	(165,000)	(150,000)

Net cash (used in) provided by financing activities	(915,000)	3,850,909

Net decrease in cash and cash equivalents	(1,672,108)	—

Cash and cash equivalents at beginning of period	4,141,838	—

Cash and cash equivalents at end of period	$2,469,730	$—

Cash paid for:
Interest	$284,030	$161,377

Income taxes	$37,812	$224,000

Non Cash:
Fixed asset purchases in accounts payable	$56,953	$81,909

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010. The “Notes to Consolidated Financial Statements,” which are contained in the 2009 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
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
The Company has determined that certain of its previously filed financial statements contained an error related to the understatement of a deferred tax asset for certain retiree drug subsidies (“RDS”) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. In order to assess materiality with respect to these errors, the Company considered Staff Accounting Bulletin (SAB) 99, Materiality, (SAB 99), and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2009 were revised and reflect the correction of this immaterial error. Correction of this error in the Company’s consolidated balance sheet as of December 31, 2009 resulted in an increase in deferred tax assets of approximately $1,035,000, an increase to retained earnings of approximately $618,000 and an increase to accumulated other comprehensive income of approximately $417,000. The consolidated results of operations and other comprehensive loss for the three months ended March 31, 2009 reflect an increase in income tax benefit of approximately $22,000.
2. Net Loss per Common Share
Net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
The computation of basic and diluted net loss per common share is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(136,942)	$(637,494)

Weighted average common shares outstanding	6,799,641	6,768,726
Plus: dilutive options assumed exercised	—	—
Less: shares repurchased with proceeds from exercise	—	—

Weighted average common and potentially issuable common shares outstanding	6,799,641	6,768,726

Basic net loss per common share	$(0.02)	$(0.09)
Diluted net loss per common share	$(0.02)	$(0.09)
All 570,225 stock options at March 31, 2010 and 2009 were not included in diluted earnings per share as they were anti-dilutive.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Navistar product sales	$10,896,669	$10,057,223
Navistar tooling sales	428,925	302,795

Total Navistar sales	11,325,594	10,360,018

PACCAR product sales	5,787,110	4,191,729
PACCAR tooling sales	245,495	11,600

Total PACCAR sales	6,032,605	4,203,329

Other product sales	3,012,153	3,581,328
Other tooling sales	71,688	239,442

Total other sales	3,083,841	3,820,770

Total product sales	19,695,932	17,830,280
Total tooling sales	746,108	553,837

Total sales	$20,442,040	$18,384,117

4. Comprehensive Loss
Comprehensive loss represents net loss plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(136,942)	$(637,494)

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $10,503 and tax benefit of $5,591 for the three months ended March 31, 2010 and 2009 respectively.	20,389	(10,853)

Amortization of unrecognized loss on post retirement benefit, net of tax expense of $9,690 for the three months ended March 31, 2010.	18,809	—

Comprehensive loss	$(97,744)	$(648,347)

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
Pension expense:
Defined contribution plan contributions	$91,000	$103,000
Multi-employer plan contributions	122,000	108,000

Total pension expense	213,000	211,000

Health and life insurance:
Service cost	93,000	152,000
Interest cost	269,000	237,000
Amortization of net loss	29,000	—

Net periodic benefit cost	391,000	389,000

Total postretirement benefits expense	$604,000	$600,000

Core Molding Technologies has made contributions of approximately $81,000 to pension plans and $89,000 of postretirement healthcare payments through March 31, 2010 and expects to make approximately $640,000 of defined contribution and multi-employer pension payments through the remainder of 2010 of which $346,000 was accrued at December 31, 2009. The Company also expects to make approximately $578,000 of postretirement healthcare payments through the remainder of 2010, all of which are accrued at March 31, 2010.
The Company’s liability for post retirement healthcare and life insurance relates primarily to its Columbus, Ohio employee base. As a result of the shift of production of certain product lines from the Company’s Columbus, Ohio facility to the Matamoros facility, the Company expects to recognize a reduction in its other post employment benefits liability of approximately $300,000 during the second quarter of 2010 due to remeasurement of this liability.
6. Debt
Credit Agreement; Amendment
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
On March 8, 2010, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fourth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition of EBITDA to add back transition costs of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility (2) modification to the fixed charge definition to exclude capital expenditures of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility; (3) retroactive modification of the amortization schedule of the Mexican loan to forgo the principal payment due January 31, 2010 of $1,600,000 as a result of the Company limiting its borrowing to $6,400,000 instead of the full amount of the loan contemplated ($8,000,000); and (4) consent to transfer certain assets of the Company from Columbus, Ohio to Matamoros, Mexico.

On May 11, 2010, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fifth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) decrease in the applicable margin for interest rates to 275 basis points from 375 basis points for the Capex and Mexican loans and the revolving line of credit, effective May 11, 2010 (2) extension of the commitment for the revolving line of credit to April 30, 2012. Previous amendments are disclosed in Core Molding Technologies 2009 Annual Report on Form 10-K.
Bank Covenants
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2010, the Company was in compliance with its financial debt covenants for the Line of Credit, the term loan, the Capex loan, the Mexican loan and the letter of credit securing the Industrial Revenue Bond.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants to the Credit Agreement, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs. However, if a material adverse change in the financial position of the Company’s should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond, the Company entered into an interest rate swap agreement, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. The Company recently determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $199,990 as of December 31, 2009, is being amortized as an increase to interest expense of $3,384 per month, net of tax, over the remaining term of the interest rate swap agreement beginning January 2010. The fair value of the swap was a liability of $185,212 and $199,990 as of March 31, 2010 and December 31, 2009, respectively. The Company recorded interest income of $14,779 for a mark-to-market adjustment of swap fair value for the first three months of 2010 related to this swap. The notional amount at March 31, 2010 for this swap was $2,450,000.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Term loan. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured Term loan with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are substantially the same. The fair value of the swap was a liability of $17,187 and $27,492 as of March 31, 2010 and December 31, 2009 respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty. The notional amount at March 31, 2010 for this swap was $1,071,418.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $145,684 as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of March 31, 2010 and December 31, 2009 was a liability of $69,317 and an asset of $28,673, respectively. The Company recorded interest expense of $97,990 for a mark-to-market adjustment of swap fair value for the first three months of 2010 related to this swap. The notional amount at March 31, 2010 for this swap was $10,571,429.

Line of Credit
At March 31, 2010, the Company had available an $8,000,000 variable rate bank revolving line of credit under the Credit Agreement that is scheduled to mature on April 30, 2011. The line of credit bears interest at daily LIBOR plus 375 additional basis points. The line of credit is collateralized by all the Company’s assets. At March 31, 2010 and December 31, 2009 there was no outstanding balance on the bank revolving line of credit.
7. Income Taxes
In the first quarter of 2010, the PPACA was signed into law. The PPACA changes the tax treatment related to existing retiree drug subsidies (“RDS”) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against the Company’s deduction for health care expenses. Accordingly, during the first quarter of 2010, the Company recorded a one time charge to income tax expense of $1,021,000 related to the write down of its deferred tax asset for RDS.
Income tax expense for the three months ended March 31, 2010 is estimated to be approximately $1,475,000 or 110% of total earnings before taxes. For the three months ended March 31, 2009 income tax benefit was estimated to be $399,000 or 39% of total earnings before taxes. Without the write down of the deferred tax asset, the Company’s effective tax rate was 34% for the three months ended March 31, 2010.
The Company follows the guidance related to the uncertainty in income taxes. As of March 31, 2010, the Company has no liability for unrecognized tax benefit liability under this guidance. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2007 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months. There are currently no income tax audits in process.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the three months ended March 31, 2010:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2009	558,825	$3.30
Exercised	—	—
Granted	—	—
Forfeited	(1,000)	$2.75

Outstanding at March 31, 2010	557,825	$3.30

Exercisable at March 31, 2010	521,325	$3.30

The following summarizes the status of, and changes to, unvested options during the three months ended March 31, 2010:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price
Unvested at December 31, 2009	44,500	$3.29
Granted	—	—
Vested	(8,000)	3.28
Forfeited	—	—

Unvested at March 31, 2010	36,500	$3.29

At March 31, 2010 and 2009, there was $48,454 and $122,204, respectively, of total unrecognized compensation cost, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the three months ended March 31, 2010 and 2009 was $14,048 and $23,576, respectively. This compensation expense is allocated such that $13,288 and $19,783 are included in selling, general and administrative expenses and $760 and $3,793 are recorded in cost of sales for the three months ended March 31, 2010 and 2009 respectively.
Restricted Stock
In May of 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of March 31, 2010 and changes during the three months ended March 31, 2010:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2009	187,445	$3.91
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested balance at March 31, 2010	187,445	$3.91

As of March 31, 2010 and 2009, there was $324,494 and $264,670, respectively, of total unrecognized compensation cost related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the three months ended March 31, 2010 and 2009 was $61,916 and $48,733, respectively.
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
The Company’s has three Level 2 fair value measurements all of which relate to the Company’s interest rate swaps. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. These interest rate swaps are discussed in detail in Note 6.
The following table presents financial liabilities measured and recorded at fair value at the Company’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

Liabilities
Interest rate swaps	$—	$271,716	$—	$271,716

Total	$—	$271,716	$—	$271,716

	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Liabilities
Interest rate swaps	$—	$198,809	$—	$198,809

Total	$—	$198,809	$—	$198,809

There were no non-recurring fair value measurements for the quarter ended March 31, 2010.
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
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets (unaudited) were as follows:

	Liability Derivatives
		March 31,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities	Interest rate swaps	$17,187	$227,482

Derivatives not designated as hedging instruments
Interest rate risk activities	Interest rate swaps	$254,529	$(28,673)

Total Derivatives		$271,716	$198,809

The effect of derivative instruments on the Consolidated Statements of Operations (unaudited) was as follows:
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI on		Reclassified from AOCI	Reclassified from AOCI
	Derivative (Effective		into Income (Effective	into Expense (Effective
	Portion)		Portion)	Portion)
Derivatives in Cash Flow	March 31,	March 31,		March 31,	March 31,
Hedging Relationships	2010	2009		2010	2009
Interest rate swaps	$10,304	$(6,092)	Interest expense, net	$(10,373)	$(55,050)

Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income of Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in SFAS No. 133 Cash Flow	and Amount Excluded from	Testing)
Hedging Relationships	Effectivness Testing)	March 31, 2010	March 31, 2009
Interest rate swaps	Interest expense	$—	$10,352
Derivatives not designated as hedging instruments

Amount of Realized/Unrealized
	Location of Gain (Loss)	Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging	Recognized in Income on	on Derivatives
Instruments	Derivatives	March 31, 2010	March 31, 2009
Interest rate swaps	Interest expense	$(96,799)	$—
During the first quarter of 2010 and 2009, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 6, the Company discontinued the use of hedge accounting for two of its interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statement of Operations, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $54,350, net of taxes.
10. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures will be required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. The Company only has Level 2 fair value measurements and the application of this guidance for the period ended March 31, 2010 is discussed in Note 9.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2009 Annual Report to Shareholders on Form 10-K.
OVERVIEW
Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics, primarily for the medium and heavy-duty truck market, which accounted for 94% of the Company’s first quarter 2010 sales. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
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

Core Molding Technologies recorded a net loss for the three months ended March 31, 2010 of $137,000, or $(0.02) per basic and diluted share, compared with a net loss of $637,000, or $(0.09) per basic and diluted share, for the three months ended March 31, 2009. In March 2010, Congress passed the Patient Protection and Affordable Care Act (“PPACA”) which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. As a result of this change, the Company reduced its deferred tax asset related to that subsidy and recorded a charge to income tax expense of $1,021,000, resulting in a net loss for the quarter. Without this one time charge, the Company’s net income for the quarter would have been $884,000 or $0.13 per basic and diluted share.
Additionally, during the three months ended March 31, 2010, the Company incurred and recorded approximately $320,000 of expenses for transfer costs associated with the move of certain product lines from its Columbus, Ohio production facility to its Matamoros, Mexico production facility and expects to incur up to $1,680,000 of additional costs during the remainder of 2010. During the three months ended March 31, 2009, the Company incurred and recorded approximately $1,216,000 of expenses for transfer and start-up costs associated with the construction of the Company’s new production facility in Mexico.
Looking forward, the Company anticipates 2010 sales levels to increase over the 2009 levels as industry analysts continue to forecast some improvement in truck production for 2010. For the first three months of 2010 product sales increased 11% as compared to the same period in 2009.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010, As Compared To Three Months Ended March 31, 2009
Net sales for the three months ended March 31, 2010, totaled $20,442,000, representing an approximate 11% increase from the $18,384,000 reported for the three months ended March 31, 2009. Included in total sales are tooling project sales of $746,000 and $554,000 for the three months ended March 31, 2010 and March 31, 2009, respectively. Tooling project sales result from billings to customers for molds and assembly equipment built specifically for their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were approximately 11% higher for the three months ended March 31, 2010, as compared to the same period a year ago. The primary reason for the increase is the higher demand for North American medium and heavy-duty trucks.
Sales to Navistar totaled $11,326,000 for the three months ended March 31, 2010, as compared to $10,360,000 reported for the three months ended March 31, 2009. Included in total sales is $429,000 of tooling sales for the three months ended March 31, 2010 compared to $303,000 for the same three months in 2009. Product sales to Navistar increased by 8% for the three months ended March 31, 2010 versus the same period of the prior year. The primary reason for the increase is the overall higher demand for North American medium and heavy-duty trucks as compared to the volumes in the first quarter of 2009.
Sales to PACCAR totaled $6,033,000 for the three months ended March 31, 2010, as compared to $4,203,000 reported for the three months ended March 31, 2009. Included in total sales is $245,000 of tooling sales for the three months ended March 31, 2010 compared to $12,000 for the same three months in 2009. Total product sales to PACCAR increased by 38% for the three months ended March 31, 2010 compared to the same period of the prior year. The primary reason for the increase in product sales was due to increased demand for truck models for which the Company provides higher content as well as higher demand for North American medium and heavy-duty trucks as compared to the volumes in the first quarter of 2009.
Sales to other customers for the three months ended March 31, 2010 decreased to $3,084,000 compared to $3,821,000 for the three months ended March 31, 2009. Included in total sales is $72,000 of tooling sales for the three months ended March 31, 2010 compared to $239,000 for the same three months in 2009. The overall decrease in sales was primarily due to decreases in product sales to a customer in the marine industry of approximately $656,000 as well as decreases in product sales to a customer in the commercial products industry of $709,000. This was offset by increases in product sales to other North American medium and heavy-duty truck manufacturers amounting to approximately $577,000, as well as additional sales of approximately $260,000 related to a new automotive customer.

Gross margin was approximately 20.0% of sales for the three months ended March 31, 2010, compared with 8.6% for the three months ended March 31, 2009. The Company incurred approximately $313,000 in transition costs related to the movement of product lines from its Columbus, Ohio facility to it Matamoros Mexico facility for the three months ended March 31 2010. For the same period in 2009 the Company incurred approximately $1,071,000 of transition and start up costs associated with the Company’s new production facility in Mexico. These costs had an unfavorable impact of 1.5% and 5.8% on gross margin for the three months ended March 31, 2010 and 2009, respectively. Also contributing to an increase in gross margin in 2010 was better fixed cost absorption due to higher production volumes. Production volumes increased due to increasing inventory levels necessary to support the transfer of certain products from the Company’s Columbus facility to its Matamoros facility and due to higher product sales volumes. The Company’s manufacturing operations have significant overhead costs such as certain labor, energy, depreciation, lease expense and certain benefit costs, including post retirement healthcare costs, which do not change proportionately with production.
Selling, general and administrative expenses (“SG&A”) totaled $2,326,000 for the three months ended March 31, 2010, decreasing from $2,500,000 for the three months ended March 31, 2009. The Company incurred approximately $7,000 in transition costs related to the movement of product lines from its Columbus, Ohio production facility to it Matamoros Mexico production facility for the three months ended March 31, 2010, whereas, in the same period in 2009 the Company incurred approximately $145,000 of transition and start up costs associated with the Company’s new production facility in Mexico.
Interest expense totaled $420,000 for the three months ended March 31, 2010, compared to interest expense of $110,000 for the three months ended March 31, 2009. The increase in interest expense is primarily due to increased borrowings throughout 2009 on the Company’s Capex and Mexican loans to fund construction of its new production facility in Mexico. The Company has two interest rate swaps that are no longer highly effective and therefore all mark to market adjustments are recorded to interest expense. For the three months ended March 31, 2010, the Company incurred $97,000 in interest expense related to these mark to market adjustments.
Income tax expense for the three months ended March 31, 2010 is approximately 110% of total earnings before taxes. In the three months ended March 31, 2009 income tax benefit was approximately 39% of total loss before taxes. The increase in the Company’s effective rate in 2010 as compared to 2009 is due to the impact of the write off of certain deferred tax assets of $1,021,000. The deferred tax write off was due to the passage of the PPACA which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s estimated tax rate was 34% for the three months ended March 31, 2010.
Core Molding Technologies recorded a net loss for the three months ended March 31, 2010 of $137,000 or $(0.02) per basic and diluted share, compared with a net loss of $637,000, or $(0.09) per basic and diluted share, for the three months ended March 31, 2009.
Liquidity and Capital Resources
On March 8, 2010, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fourth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition EBITDA to add back transition costs of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility (2) modification to the fixed charge definition to exclude capital expenditures of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility; (3) retroactive modification of the amortization schedule of the Mexican loan to forgo the principal payment due January 31, 2010 of $1,600,000 as a result of the Company limiting its borrowing to $6,400,000 instead of the full amount of the loan contemplated ($8,000,000); and (4) consent to transfer certain assets of the Company from Columbus, Ohio to Matamoros, Mexico.
On May 11, 2010, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fifth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) decrease in the applicable margin for interest rates to 275 basis points from 375 basis points for the Capex and Mexican loans and the revolving line of credit, effective May 11, 2010 (2) extension of the commitment for the revolving line of credit to April 30, 2012. Previous amendments are disclosed in Core Molding Technologies 2009 Annual Report on Form 10-K.

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
Cash used in operating activities for the three months ended March 31, 2010 totaled $4,000. Non-cash decreases of deferred tax assets and deductions of depreciation and amortization contributed $1,021,000 and $990,000, respectively, to operating cash flow. In addition, the net increase in the postretirement healthcare benefits liability of $302,000 is not a current cash obligation. Changes in working capital decreased cash provided by operating activities by $2,217,000. Changes in working capital primarily relate to an increase in inventory of $3,238,000, due to increased finished goods inventory on hand at March 31, 2010 built to support customer requirements during the transition of certain production lines from the Company’s Columbus Ohio facility to its Matamoros, Mexico facility. Also negatively impacting working capital were higher accounts receivable balances, due to increases in product sales. Partially offsetting the increase in working capital were increases in other accrued liabilities, primarily related to the timing of certain payments in the first quarter of 2010.
Cash used in investing activities for the three months ended March 31, 2010 was $753,000, primarily representing capital improvements to our Matamoros facility to support product lines being moved from Columbus, Ohio to that facility. The Company currently plans to spend an additional $3,600,000 of capital expenditures for the remainder of 2010. These capital expenditures will be funded by cash from operations and borrowings on the Company’s line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.
Financing activities decreased cash for the three months ended March 31, 2010 by $915,000. This decrease was a result of repayments of principal on the Company’s Capex loan of $429,000, term loan of $321,000 and industrial revenue bond of $165,000.
At March 31, 2010, the Company had cash on hand of $2,470,000 and a line of credit of $8,000,000, with a scheduled maturity of April 30, 2011. At March 31, 2010, Core Molding Technologies had no outstanding borrowings on the line of credit.
The Company is required to meet certain financial covenants included in its financing agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2010, the Company was in compliance with all financial debt covenants.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants included in its financing agreements, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs. However, if a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures will be required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. The Company only has Level 2 fair value measurements and the application of this guidance for the period ended March 31, 2010 is discussed in Note 9.

Critical Accounting Policies and Estimates
The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, post retirement benefits, workers compensation reserves, self-insured healthcare reserves and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $112,000 at March 31, 2010 and $113,000 at December 31, 2009. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks of $608,000 at March 31, 2010 and $519,000 at December 31, 2009.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the three months ended March 31, 2010 or the year ended December 31, 2009. A 10% decrease in future cash flows would not adversely impact the net book value of goodwill and a 1% increase in the rate used to discount future cash flows would not adversely impact the net book value of goodwill.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2010 and December 31, 2009 of $987,000 and $944,000, respectively.
Post retirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Notes to Consolidated Financial Statements, which are contained in the 2009 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $19,017,000 at March 31, 2010 and $18,744,000 at December 31, 2009.

Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2010 the Company has recorded a net liability related to tooling in progress of $1,389,000, which represents approximately $5,094,000 of progress tooling billings and $3,705,000 of progress tooling expenses. At December 31, 2009 the Company had recorded a net liability related to tooling in progress of $485,000, which represents approximately $2,424,000 of progress tooling billings and $1,939,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, includes a deferred tax asset of $6,732,000 and $7,767,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 of the Notes to Consolidated Financial Statements, which are contained in the 2009 Annual Report to Shareholders.

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
Core Molding Technologies has the following six items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) Revolving Line of Credit and Mexican loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) Capex loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%) (4) bank Term loan under the Credit Agreement, with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 5.75%); (5) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (6) raw material purchases in which Core Molding Technologies purchases various resins for use in production. The prices of these resins are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates would impact the Company in both 2010 and 2009. It would have impacted the interest paid on the Company’s Line of Credit and the Mexican loan payable. The interest rate on these loans is impacted by LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
A 10% change in future interest rate curves would significantly impact the fair value of the Company’s interest rate swaps.

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
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: May 14, 2010	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director (principal executive officer)

Date: May 14, 2010	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. As filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Current Report on Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

10(a)	Fourth Amendment Agreement, dated March 8, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2010

10(b)	Addendum to Supply Agreement, dated January 28, 2010 between Core Molding Technologies, Inc. and Core Composites and Navistar, Inc.	Incorporated by reference to Exhibit 10(a)(1) to Annual Report on Form 10-K for the year ended December 31, 2010

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

Exhibit No.	Description	Location

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 14, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated May 14, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

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