Form 10-Q
period 2010-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2010-08-13
CIK 1026655

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     NO ☑
As of August 12, 2010, the latest practicable date, 7,076,676 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$3,077,211	$4,141,838
Accounts receivable (less allowance for doubtful accounts:
June 30, 2010 — $116,000; December 31, 2009 — $113,000)	14,143,162	11,936,335
Inventories:
Finished goods	2,414,473	863,166
Work in process	1,177,630	1,253,975
Stores	4,524,180	4,896,221

Total inventories	8,116,283	7,013,362

Deferred tax asset-current portion	1,195,831	1,195,831
Foreign sales tax receivable	737,772	652,155
Income tax receivable	115,246	1,021,093
Prepaid expenses and other current assets	1,312,692	562,176

Total current assets	28,698,197	26,522,790

Property, plant and equipment	83,203,580	81,670,080
Accumulated depreciation	(38,400,792)	(36,726,836)

Property, plant and equipment — net	44,802,788	44,943,244

Deferred tax asset	5,523,247	6,570,802
Goodwill	1,097,433	1,097,433
Other assets	30,106	42,029

Total	$80,151,771	$79,176,298

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$5,464,278	$3,675,005
Current portion of postretirement benefits liability	673,000	667,000
Accounts payable	5,664,340	4,805,468
Tooling in progress	907,314	484,786
Accrued liabilities:
Compensation and related benefits	2,423,555	2,400,587
Interest payable	76,607	102,069
Other	954,986	800,912

Total current liabilities	16,164,080	12,935,827

Long-term debt	14,113,568	17,732,842
Interest rate swap	420,153	198,809
Postretirement benefits liability	18,319,051	18,076,696

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: June 30, 2010 and December 31, 2009 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,829,300 at June 30, 2010 and 6,799,641 at December 31, 2009	68,293	67,996
Paid-in capital	23,558,582	23,336,197
Accumulated other comprehensive loss, net of income tax benefit	(1,430,145)	(1,805,897)
Treasury stock	(26,179,054)	(26,179,054)
Retained earnings	35,117,243	34,812,882

Total stockholders’ equity	31,134,919	30,232,124

Total	$80,151,771	$79,176,298

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Products	$21,473,293	$16,643,805	$41,169,225	$34,474,085
Tooling	2,002,499	656,303	2,748,607	1,210,140

Total sales	23,475,792	17,300,108	43,917,832	35,684,225

Total cost of sales	20,056,987	16,315,841	36,415,103	33,126,619

Gross margin	3,418,805	984,267	7,502,729	2,557,606

Total selling, general and administrative expense	2,293,334	2,255,738	4,619,270	4,755,741

Income (loss) before interest and taxes	1,125,471	(1,271,471)	2,883,459	(2,198,135)

Interest expense	(457,290)	(30,241)	(877,473)	(140,395)

Income (loss) before income taxes	668,181	(1,301,712)	2,005,986	(2,338,530)

Income tax expense (benefit)	226,878	(456,902)	1,701,625	(856,226)

Net income (loss)	$441,303	$(844,810)	$304,361	$(1,482,304)

Net income (loss) per common share:
Basic	$0.06	$(0.12)	$0.04	$(0.22)

Diluted	$0.06	$(0.12)	$0.04	$(0.22)

Weighted average shares outstanding:
Basic	6,817,365	6,784,442	6,808,542	6,769,442

Diluted	7,078,959	6,784,442	7,132,176	6,769,442

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2010	6,799,641	$67,996	$23,336,197	$34,812,882	$(1,805,897)	$(26,179,054)	$30,232,124

Net income	—	—	—	304,361	—	—	304,361

Curtailment of post retirement benefit	—	—	—	—	298,000	—	298,000
Amortization of unrecognized net loss on post retirement benefit, net of tax expense of $19,607	—	—	—	—	38,059	—	38,059

Hedge accounting effect of the interest rate swaps, net of deferred income tax expense of $20,448	—	—	—	—	39,693	—	39,693

Comprehensive income							680,113

Common stock issued	12,000	120	33,800	—	—	—	33,920

Restricted stock issued	17,659	177	95,413	—	—	—	95,590

Share-based compensation	—	—	93,172	—	—	—	93,172

Balance at June 30, 2010	6,829,300	$68,293	$23,558,582	$35,117,243	$(1,430,145)	$(26,179,054)	$31,134,919

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$304,361	$(1,482,304)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,966,716	1,849,330
Deferred income taxes	1,021,501	(44,095)
Ineffectiveness of swaps	267,485	(252,461)
Share-based compensation	188,762	178,194
Loss on disposal of assets	14,277	49,405
Gain on translation of foreign currency financial statements	(50,334)	(71,217)
Change in operating assets and liabilities:
Accounts receivable	(2,206,827)	3,197,613
Inventories	(1,102,922)	2,148,500
Prepaid and other assets	(422,744)	(493,832)
Accounts payable	867,609	(1,741,123)
Accrued and other liabilities	1,021,037	(1,354,238)
Postretirement benefits liability	604,021	476,488

Net cash provided by operating activities	2,472,942	2,460,260

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,741,488)	(8,703,156)

Net cash used in investing activities	(1,741,488)	(8,703,156)

Cash flows from financing activities:

Financing costs for new credit agreement	—	(224,321)
Gross repayments on line of credit	—	(27,109,191)
Gross borrowings on line of credit	—	26,788,460
Payments of principal on Capex loan	(857,143)	(142,857)
Payments of principal on term loan	(642,858)	(642,858)
Payment of principal on industrial revenue bond	(330,000)	(305,000)
Borrowing on construction loans	—	7,878,663
Proceeds from issuance of common stock	33,920	—

Net cash provided by (used in) financing activities	(1,796,081)	6,242,896

Net change in cash and cash equivalents	(1,064,627)	—

Cash and cash equivalents at beginning of period	4,141,838	—

Cash and cash equivalents at end of period	$3,077,211	$—

Cash paid for:
Interest	$542,510	$433,240

Income taxes (net of tax refunds)	$167,812	$326,000

Non Cash:
Fixed asset purchases in accounts payable	$65,545	$175,317

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2010, and the results of operations and cash flows for the six months ended June 30, 2010. The “Notes to Consolidated Financial Statements,” which are contained in the 2009 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
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
As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 the Company determined that certain of its previously filed financial statements contained an error related to the understatement of a deferred tax asset for certain retiree drug subsidies (“RDS”) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. In order to assess materiality with respect to these errors, the Company considered Staff Accounting Bulletin (SAB) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations and cash flows for the three and six months ended June 30, 2009 were revised and reflect the correction of this immaterial error. Correction of this error in the Company’s consolidated balance sheet as of December 31, 2009 resulted in an increase in deferred tax assets of approximately $1,035,000, an increase to retained earnings of approximately $618,000 and an increase to accumulated other comprehensive income of approximately $417,000. The consolidated results of operations and other comprehensive loss for the three and six months ended June 30, 2009 reflect an increase in income tax benefit of approximately $22,000 and $45,000, respectively.
2. Net Income (Loss) per Common Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$441,303	$(844,810)	$304,361	$(1,482,304)

Weighted average common shares Outstanding	6,817,365	6,784,442	6,808,542	6,769,442
Plus: dilutive options assumed exercised	519,825	—	519,825	—
Less: shares assumed repurchased with proceeds from exercise	398,815	—	323,480	—
Plus: dilutive effect of nonvested restricted stock grants	140,584	—	127,289	—

Weighted average common and potentially issuable common shares outstanding	7,078,959	6,784,442	7,132,176	6,769,442

Basic net income (loss) per common share	$0.06	$(0.12)	$0.04	$(0.22)
Diluted net income (loss) per common share	$0.06	$(0.12)	$0.04	$(0.22)
25,000 shares of unexercised stock options at June 30, 2010 and 570,225 stock options at June 30, 2009 were not included in diluted earnings per share, as they were anti-dilutive.
3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Navistar product sales	$12,888,372	$8,979,649	$23,785,041	$19,036,872
Navistar tooling sales	1,342,434	171,953	1,771,359	474,748

Total Navistar sales	14,230,806	9,151,602	25,556,400	19,511,620

PACCAR product sales	5,347,502	5,482,819	11,134,611	9,674,548
PACCAR tooling sales	643,965	195,220	889,460	206,820

Total PACCAR sales	5,991,467	5,678,039	12,024,071	9,881,368

Other product sales	3,237,419	2,181,337	6,249,573	5,762,665
Other tooling sales	16,100	289,130	87,788	528,572

Total other sales	3,253,519	2,470,467	6,337,361	6,291,237

Total product sales	21,473,293	16,643,805	41,169,225	34,474,085
Total tooling sales	2,002,499	656,303	2,748,607	1,210,140

Total sales	$23,475,792	$17,300,108	$43,917,832	$35,684,225

4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$441,303	$(844,810)	$304,361	$(1,482,304)

Curtailment of post retirement benefit	298,000	—	298,000	—

Hedge accounting effect of interest rate swaps, net of deferred income tax expense of $9,945, and $20,448 for the three and six months ended June 30, 2010 and deferred income tax expense of $15,620 and $10,030 for the three and six months ended June 30, 2009, respectively	19,304	31,468	39,693	20,614

Amortization of previously unrecognized postretirement plan loss, net of deferred tax expense of $9,917 and $19,607 for the three and six months ended June 30, 2010, respectively.	19,250	—	38,059	—

Comprehensive income (loss)	$777,857	$(813,342)	$680,113	$(1,461,690)

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pension expense:
Defined contribution plan contributions	$80,000	$73,000	$171,000	$176,000
Multi-employer plan contributions	86,000	87,000	208,000	195,000

Total pension expense	166,000	160,000	379,000	371,000

Health and life insurance:
Service cost	87,000	152,000	180,000	304,000
Interest cost	269,000	237,000	538,000	474,000
Amortization of net loss	29,000	—	58,000	—

Net periodic benefit cost	385,000	389,000	776,000	778,000

Total postretirement benefits expense	$551,000	$549,000	$1,155,000	$1,149,000

Core Molding Technologies has made contributions of approximately $555,000 to pension plans and $192,000 of postretirement healthcare payments through June 30, 2010, and expects to make approximately $180,000 of multi-employer pension payments through the remainder of 2010. The Company also expects to make approximately $481,000 of postretirement healthcare payments through the remainder of 2010, all of which are accrued.

The Company’s liability for post retirement healthcare and life insurance relates primarily to its Columbus, Ohio employee base. As a result of the shift of production of certain product lines from the Company’s Columbus, Ohio facility to the Matamoros facility, the Company recognized a curtailment in its other post employment benefits liability of $298,000 during the second quarter of 2010 due to remeasurement of this liability.
6. Debt
Credit Agreement; Amendments
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
On May 11, 2010, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fifth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) decrease in the applicable margin for interest rates to 275 basis points from 375 basis points for the Capex and Mexican loans and the revolving line of credit, effective May 1, 2010 and (2) extension of the commitment for the revolving line of credit to April 30, 2012. Previous amendments are disclosed in Core Molding Technologies 2009 Annual Report on Form 10-K.
Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2010, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the financial covenants set forth in the Credit Agreement, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond, the Company entered into an interest rate swap agreement, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. The swap term and notional amount matches the payment schedule on the IRB with final maturity in April 2013. During 2010 the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $199,990 as of December 31, 2009, is being amortized as an increase to interest expense of $3,384 per month, net of tax, over the remaining term of the interest rate swap agreement beginning January 2010. The fair value of the swap was a liability of $170,725 and $199,990 as of June 30, 2010 and December 31, 2009, respectively. The Company recorded interest income of $29,265 for a mark-to-market adjustment of swap fair value for the first six months of 2010 related to this swap. The notional amount at June 30, 2010 for this swap was $2,285,000.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Term loan. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured Term loan with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are substantially the same. The fair value of the swap was a liability of $8,525 and $27,492 as of June 30, 2010 and December 31, 2009 respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty. The notional amount at June 30, 2010 for this swap was $749,989.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $145,684 as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of June 30, 2010 and December 31, 2009 was a liability of $240,903 and an asset of $28,673, respectively. The Company recorded interest expense of $269,576 for a mark-to-market adjustment of swap fair value for the first six months of 2010 related to this swap. The notional amount at June 30, 2010 for this swap was $10,142,857.
Line of Credit
At June 30, 2010, the Company had available under the Credit Agreement an $8,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2012. The line of credit bears interest at daily LIBOR plus 275 basis points. The line of credit is collateralized by all the Company’s assets. At June 30, 2010 and December 31, 2009 there was no outstanding balance on the bank revolving line of credit.
7. Income Taxes
In the first quarter of 2010 the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The PPACA changes the tax treatment related to existing RDS available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013, by requiring the amount of the subsidy received to be offset against the Company’s deduction for health care expenses. Accordingly, during the first quarter of 2010, the Company recorded a one time charge to income tax expense of $1,021,000 related to the write down of its deferred tax asset for RDS.

Income tax expense for the six months ended June 30, 2010 is estimated to be approximately $1,702,000 or 85% of total earnings before taxes. Without the write down of the deferred tax asset, the Company’s effective tax rate was 34% for the six months ended June 30, 2010. Income tax benefit for the six months ended June 30, 2009 was estimated to be approximately $856,000, or 37% of total earnings before taxes.
The Company follows the accounting guidance related to the uncertainty in income taxes. As of June 30, 2010, the Company had no liability for unrecognized tax benefit liability under this guidance. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the six months ended June 30, 2010:

	Number	Weighted
	of	Average
	Options	Exercise Price
Outstanding at December 31, 2009	558,825	$3.30
Exercised	(12,000)	2.83
Granted	—	—
Forfeited	(2,400)	3.36

Outstanding at June 30, 2010	544,425	$3.31

Exercisable at June 30, 2010	508,325	$3.32

The following summarizes the status of, and changes to, unvested options during the six months ended June 30, 2010:

	Number	Weighted
	Of	Average
	Options	Exercise Price
Unvested at December 31, 2009	44,500	$3.29
Granted	—	—
Vested	(8,000)	3.28
Forfeited	(400)	6.40

Unvested at June 30, 2010	36,100	$3.26

At June 30, 2010 and 2009, there was $37,692 and $100,161, respectively, of total unrecognized compensation expense, related to unvested stock options granted under the plans. Total compensation cost related to incentive stock options for the six months ended June 30, 2010 and 2009 was $24,810 and, $45,619, respectively. This compensation expense is allocated such that $23,803 and $39,438 are included in selling, general and administrative expenses and $1,007 and $6,181 are recorded in cost of sales for the six months ended June 30, 2010 and 2009, respectively.

Restricted Stock
Beginning in 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of June 30, 2010 and changes during the six months ended June 30, 2010:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2009	187,445	$3.91
Granted	77,040	5.20
Vested	(17,659)	5.41
Forfeited	—	—

Unvested balance at June 30, 2010	246,826	$4.21

As of June 30, 2010 and 2009, there was $604,823 and $547,341, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. The total compensation costs related to restricted stock grants for the six months ended June 30, 2010 and 2009 was $163,952 and $132,575, respectively, all of which was recorded to selling, general and administrative expense.
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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 30, 2010 and December 31, 2009:
Recurring Fair Value Measurements

	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Liabilities
Interest rate swaps	$—	$420,153	$—	$420,153

Total	$—	$420,153	$—	$420,153

	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Liabilities
Interest rate swaps	$—	$198,809	$—	$198,809

Total	$—	$198,809	$—	$198,809

There were no non-recurring fair value measurements for the quarter ended June 30, 2010.
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
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets (unaudited) were as follows:

		June 30,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments Interest rate risk activities	Interest rate swaps	$(8,525)	$227,482

Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$(411,628)	$(28,673)

Total Derivatives		$(420,153)	$198,809

The effect of derivative instruments on the Consolidated Statement of Operations (unaudited) was as follows:
Derivatives in Cash Flow Hedging Relationships

	Amount of (Gain) Loss		Location of (Gain) Loss	Amount of (Gain) Loss
	Recognized in OCI on		Reclassified from AOCI	Reclassified from AOCI
Derivatives in Cash Flow	Derivative (Effective		into Income (Effective	into Expense (Effective
Hedging Relationships	Portion)		Portion)	Portion)
	June 30,	June 30,		June 30,	June 30,
Three months ended	2010	2009		2010	2009
Interest rate swaps	$(8,662)	$(67,182)	Interest expense, net	$7,499	$53,990

	June 30,	June 30,		June 30,	June 30,
Six months ended	2010	2009		2010	2009
Interest rate swaps	$(18,967)	$(61,090)	Interest expense, net	$17,872	$109,040

	Location of (Gain) Loss	Amount of (Gain) Loss Recognized
	Recognized in Income on	in Income of Derivative
	Derivative (Ineffective Portion	(Ineffective Portion and Amount
Derivatives in Cash Flow Hedging	and Amount Excluded from	Excluded from Effectiveness
Relationships	Effectivness Testing)	Testing)
		June 30,	June 30,
Three months ended		2010	2009
Interest rate swaps	Interest (income) expense	$—	$(21,293)

		June 30,	June 30,
Six months ended		2010	2009
Interest rate swaps	Interest (income) expense	$—	$(31,591)

Derivatives not designated as hedging instruments

		Amount of
		Realized/Unrealized (Gain)
Derivatives Not Designated as Hedging	Location of (Gain) Loss Recognized in	Loss Recognized in Income
Instruments	Income on Derivatives	on Derivatives
		June 30,	June 30,
Three months ended		2010	2009
Interest rate swaps	Interest (income) expense	$170,686	$(220,871)

		June 30,	June 30,
Six months ended		2010	2009
Interest rate swaps	Interest (income) expense	$267,485	$(220,871)

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

10. Subsequent Event
On August 7, 2010 the Company reached a new labor agreement with represented employees at the Company’s Columbus, Ohio production facility. The new labor agreement extends through August 10, 2013. A provision of this contract provides for the elimination of post retirement health and life insurance benefits for all current and future members of the union who had not retired as of August 7, 2010 in consideration for a one-time cash payment to each current member. The cost of the one-time payment will be approximately $1,300,000 and the Company plans for the cash buy-out to be completed by the end of August. At June 30, 2010, the Company had a recorded liability of $18,992,000 for post retirement health and life insurance benefits. This liability had been recorded to reflect the Company’s obligations for both retired and current members of the union as well as certain non represented employees. As consideration for this one-time cash payment, the Company will eliminate the portion of this liability that was related to the current members of the union. The Company is evaluating the actuarial impacts of this settlement on the Company’s Consolidated Financial Statements.

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
Overview
Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics, primarily for the medium and heavy-duty truck market, which accounted for 95% of the Company’s sales for the six months ended June 30, 2010. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
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

Core Molding Technologies recorded net income for the six months ended June 30, 2010 of $304,000 or $0.04 per basic and diluted share, compared with a net loss of $1,482,000, or $0.22 per basic and diluted share, for the six months ended June 30, 2009. In March 2010, Congress passed the Patient Protection and Affordable Care Act (“PPACA”) which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. As a result of this change, the Company reduced its deferred tax asset related to that subsidy and recorded a charge to income tax expense of $1,021,000. Without this one time charge, the Company’s net income for the six month ended June 30, 2010 would have been $1,325,000 or $0.19 per basic and diluted share.
During the six months ended June 30, 2010, the Company recorded approximately $1,320,000 of expense for transfer costs associated with the move of certain product lines from its Columbus, Ohio production facility to its Matamoros, Mexico production facility and expects to incur up to $480,000 of additional costs during the remainder of 2010. During the six months ended June 30, 2009, the Company incurred and recorded approximately $1,983,000 of expenses for transfer and start-up costs associated with the construction of the Company’s new production facility in Mexico.
The Company anticipates 2010 sales levels to increase over the 2009 levels, as industry analysts continue to forecast some improvement in truck production for the second half of 2010. For the first six months of 2010 product sales increased 19% as compared to the same period in 2009.
Results of Operations
Three Months Ended June 30, 2010, As Compared To Three Months Ended June 30, 2009
Net sales for the three months ended June 30, 2010, totaled $23,476,000, representing an approximate 36% increase from the $17,300,000 reported for the three months ended June 30, 2009. Included in total sales were tooling project sales of $2,002,000 and $656,000 for the three months ended June 30, 2010 and June 30, 2009, respectively. Tooling project sales result from non-production billings to customers primarily for molds and assembly equipment specific to their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, were approximately 29% higher for the three months ended June 30, 2010, as compared to the same period a year ago. The primary reason for the increase is higher demand from the North American medium and heavy-duty truck market.
Sales to Navistar totaled $14,231,000 for the three months ended June 30, 2010, increasing 55% from $9,152,000 in sales for the three months ended June 30, 2009. Included in total sales was $1,342,000 of tooling sales for the three months ended June 30, 2010 compared to $172,000 for the same three months in 2009. Product sales to Navistar increased by 44% for the three months ended June 30, 2010 versus the same period of the prior year. The primary reason for the increase is the higher demand for North American medium and heavy-duty trucks as well as more orders for Navistar’s military product line.
Sales to PACCAR totaled $5,991,000 for the three months ended June 30, 2010, increasing 6% from $5,678,000 in sales for the three months ended June 30, 2009. Included in total sales was $644,000 of tooling sales for the three months ended June 30, 2010 compared to $195,000 for the same three months in 2009. Product sales to PACCAR decreased by 2% for the three months ended June 30, 2010 compared to the same period of the prior year. The decrease in total product sales was primarily due to decreased sales volumes for a product that is reaching the end of its production life. This decrease was off-set by higher demand of other products the Company manufactures for PACCAR due to the overall conditions in the medium and heavy duty truck markets as noted above.
Sales to other customers for the three months ended June 30, 2010 increased 32% to $3,254,000 compared to $2,470,000 for the three months ended June 30, 2009. Included in total sales is $16,000 of tooling sales for the three months ended June 30, 2010 compared to $289,000 for the same three months in 2009. The increase in sales was primarily due to an increase in product sales to other North American medium and heavy-duty truck manufacturers amounting to approximately $924,000, as well as additional sales of approximately $454,000 to a new customer. These increases were partially off-set by a decrease in sales to a customer for whom the Company manufactures certain commercial products.

Gross margin was approximately 15% of sales for the three months ended June 30, 2010, compared with 6% for the three months ended June 30, 2009. Negatively impacting gross margin for the three months ending June 30, 2010 were costs of $1,000,000 related to the movement of product lines from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility. For the same period in 2009, the Company incurred approximately $681,000 of transition and start up costs associated with the construction of the Company’s new production facility in Mexico. These costs had an unfavorable impact of approximately 4% on gross margin for each of the three months ended June 30, 2010 and 2009. Contributing to the increase in gross margin for the three months ended June 30, 2010 compared to the same three months in 2009 was better fixed cost absorption due to higher production volumes as well as production efficiencies. The Company’s manufacturing operations have significant overhead costs such as certain labor, energy, depreciation, lease expense and certain benefit costs, including post retirement healthcare costs, which do not change proportionately with production.
Selling, general and administrative expenses (“SG&A”) totaled $2,293,000 for the three months ended June 30, 2010, compared to $2,256,000 for the three months ended June 30, 2009. Increases in foreign currency losses, wages and travel were partially offset by decreases in professional and outside services and business insurance costs.
Interest expense totaled $457,000 for the three months ended June 30, 2010, compared to interest expense of $30,000 for the three month ended June 30, 2009. The primary cause for this fluctuation in interest expense between periods is mark-to-market adjustments related to interest rate swaps. Mark-to-market adjustments on interest rate swaps that are not designated as hedging instruments are recorded directly to interest expense and resulted in additional interest expense of $171,000 for the three months ended June 30, 2010 compared to a reduction of interest expense of $221,000 for the same three months during 2009.
Income tax expense for the three months ended June 30, 2010, is estimated to be approximately 34% of total earnings before taxes. In the three months ended June 30, 2009 income tax benefit was estimated to be 35% of total losses before taxes.
Core Molding Technologies recorded net income for the three months ended June 30, 2010 of $441,000 or $0.06 per basic and diluted share, compared with a net loss of $845,000, or $0.12 per basic and diluted share, for the three months ended June 30, 2009.
Six Months Ended June 30, 2010, As Compared To Six Months Ended June 30, 2009
Net sales for the six months ended June 30, 2010, totaled $43,918,000, representing an approximate 23% increase from the $35,684,000 reported for the six months ended June 30, 2009. Included in total sales were tooling project sales of $2,749,000 and $1,210,000 for the six months ended June 30, 2010 and June 30, 2009, respectively. Tooling project sales result from non-production billings to customers primarily for molds and assembly equipment specific to their products. These sales are sporadic in nature. Total product sales, excluding tooling project sales, increased by 19% to $41,169,000 for the six months ended June 30, 2010 as compared to $34,474,000 for the six months ended June 30, 2009. The primary reason for the increase is higher demand for North American medium and heavy-duty trucks.
Sales to Navistar totaled $25,556,000 for the six months ended June 30, 2010, as compared to $19,512,000 for the six months ended June 30, 2009. Included in total sales was $1,771,000 of tooling sales for the six months ended June 30, 2010 compared to $475,000 for the six months ended June 30, 2009. Total product sales to Navistar increased by 25% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The primary reason for the increase in product sales were the market conditions for medium and heavy-duty trucks as noted above as well as more orders for Navistar’s military product line.
Sales to PACCAR totaled $12,024,000 for the six months ended June 30, 2010, as compared to $9,881,000 reported for the six months ended June 30, 2009. Included in total sales was $889,000 of tooling sales for the six months ended June 30, 2010 compared to $207,000 for the six months ended June 30, 2009. Total product sales to PACCAR increased by 15% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in total product sales was also due to the above noted market conditions for medium and heavy-duty trucks.
Sales to other customers for the six months ended June 30, 2010 were $6,337,000 compared to $6,291,000 for the six months ended June 30, 2009. Contributing to the increase in sales to other customers were the market conditions for medium and heavy-duty trucks as noted above along with a new customer. These increases were partially off-set by a decrease in sales to a customer for whom the Company manufactures certain commercial products.

Gross margin was approximately 17% of sales for the six months ended June 30, 2010, compared with 7% for the six months ended June 30, 2009. The Company incurred approximately $1,320,000 in transition costs related to the movement of product lines from its Columbus, Ohio facility to its Matamoros, Mexico facility for the six months ended June 30, 2010. For the same period in 2009, the Company incurred approximately $1,752,000 of transition and start up costs associated with the Company’s new production in Mexico. These cost had an unfavorable impact of approximately 3% and 5% on gross margin for the six months ended June 30, 2010 and 2009, respectively. Contributing to an increase in gross margin in 2010 was better fixed cost absorption due to higher production volumes. Production volumes increased due to increased demand as well as increasing inventory levels necessary to support the transfer of certain products from the Company’s Columbus facility to its Matamoros facility. The Company’s manufacturing operations have significant overhead costs such as certain labor, energy, depreciation and certain benefit costs, including post retirement healthcare costs, which do not change proportionately with production.
Selling, general and administrative expenses (“SG&A”) totaled $4,619,000 for the six months ended June 30, 2010, decreasing from $4,756,000 for the six months ended June 30, 2009. Included in SG&A at June 30, 2009 is approximately $231,000 of transition and start-up costs associated with building and moving productions from a previously leased facility to the Company’s new production facility in Mexico. None of the 2010 transition expenses related to the production line relocation are included in SG&A. Excluding the transition and start-up costs from 2009, the primary reason for the overall increase in SG&A was the impact of foreign currency on its operations in Mexico. The Company recognized foreign currency losses for the six months ended June 30, 2010 compared to foreign currency gains for the same six months in 2009.
Interest expense totaled $877,000 for the six months ended June 30, 2010, as compared to net interest expense of $140,000 for the six months ended June 30, 2009. The primary cause for this fluctuation in interest expense between periods is mark-to-market adjustments related to interest rate swaps. Mark-to-market adjustments on interest rate swaps that are not designated as hedging instruments are recorded directly to interest expense and resulted in additional interest expense of $268,000 for the six months ended June 30, 2010 compared to a reduction of interest expense of $221,000 for the same six months during 2009. Additionally, the Company capitalized interest of approximately $167,000 in 2009 related to its new production facility in Mexico which was placed into service in June 2009.
Income tax expense for the six months ended June 30, 2010, is estimated to be approximately 85% of total earnings before taxes or $1,702,000. In the six months ended June 30, 2009 income tax benefit was estimated to be 37% of total losses before taxes. The increase in the Company’s effective tax rate in 2010 as compared to 2009 is due to the impact of the write off of certain deferred tax assets of $1,021,000. The deferred tax write off was due to the passage of the Patient Protection and Affordable Care Act (“PPACA”) which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s estimated tax rate was 34% for the six months ended June 30, 2010.
Core Molding Technologies recorded net income for the six months ended June 30, 2010 of $304,000 or $0.04 per basic and diluted share, compared with a net loss of $1,482,000, or $0.22 per basic and diluted share, for the six months ended June 30, 2009.
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

On May 11, 2010, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fifth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) decrease in the applicable margin for interest rates to 275 basis points from 375 basis points for the Capex and Mexican loans and the revolving line of credit, effective May 1, 2010 and (2) extension of the commitment for the revolving line of credit to April 30, 2012. Previous amendments are disclosed in Core Molding Technologies 2009 Annual Report on Form 10-K.
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
Cash provided by operating activities for the six months ended June 30, 2010 totaled $2,473,000. Net income of $304,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $1,967,000 to operating cash flow. In addition, the increase in the postretirement healthcare benefits liability of $604,000 is not a current cash obligation, and this item will not be a cash obligation until additional employees retire and begin to utilize these benefits. Changes in working capital decreased cash provided by operating activities by $1,844,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales for the six months ended June 30, 2010 compared to the fourth quarter of 2009 as well as higher inventory levels. These were offset by higher accrued liabilities and accounts payable as of June 30, 2010 as compared to December 31, 2009.
Cash used in investing activities for the six months ended June 30, 2010 was $1,742,000, primarily representing capital improvements to our Matamoros facility to support product lines being moved from Columbus, Ohio to that facility. The Company currently plans an additional $1,894,000 of capital expenditures for the remainder of the year, of which $463,000 relates to the completion of the capital improvements to the Company’s production facility in Mexico. These capital additions will be funded by cash from operations and borrowings on the Company’s line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.
Financing activities decreased cash by $1,796,000. This decrease was a result of repayments of principal on the Company’s Capex loan of $857,000, term loan of $643,000 and industrial revenue bond of $330,000.
At June 30, 2010, the Company had cash on hand of $3,077,000 and a line of credit of $8,000,000, with a scheduled maturity of April 30, 2012. At June 30, 2010, Core Molding Technologies had no outstanding borrowings on the line of credit.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2010, the Company was in compliance with its financial debt covenants.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under the Credit Agreement, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $116,000 at June 30, 2010 and $113,000 at December 31, 2009. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $639,000 at June 30, 2010 and $519,000 at December 31, 2009.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2010 or the year ended December 31, 2009.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2010 and December 31, 2009 of $961,000 and $944,000, respectively.
Postretirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Notes to Consolidated Financial Statements, which are contained in the 2009 Annual Report to Shareholders. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $18,992,000 at June 30, 2010 and $18,744,000 at December 31, 2009.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2010 the Company had a net liability related to tooling in progress of $907,000, which represents approximately $6,146,000 of progress tooling billings and $5,239,000 of progress tooling expenses. At December 31, 2009 the Company had a net liability related to tooling in progress of $485,000, which represents approximately $2,424,000 of progress tooling billings and $1,939,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, includes a deferred tax asset of $6,719,000 and $7,767,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2009 Annual Report to Shareholders.

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
Core Molding Technologies has the following six items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) Revolving Line of Credit and Mexican loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) Capex loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%) (4) bank Term loan under the Credit Agreement, with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 5.75%); (5) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (6) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
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
Item 4. Reserved
Item 5. Other Information
None
Item 6. Exhibits
See Index to Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: August 13, 2010	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: August 13, 2010	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-k filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

Exhibit No.	Description	Location

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Incorporation of Core Materials Corporation, reflecting amendments through November 6, 1996 [for purposes of compliance with Securities and Exchange Commission filing requirements only]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(4)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(5)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-k filed July 19, 2007

10(a)	Fifth Amendment Agreement, dated May 11 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2010

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 13, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated August 13, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

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