Form 10-Q
period 2010-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2010-11-15
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from To
Commission File Number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	31-1481870 (I.R.S. Employer Identification No.)
incorporation or organization)

800 Manor Park Drive, Columbus, Ohio	43228-0183
(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of November 12, 2010, the latest practicable date, 7,083,176 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,478,316	$4,141,838
Accounts receivable (less allowance for doubtful accounts:
September 30, 2010 - $91,000; December 31, 2009 - $113,000)	14,288,685	11,936,335
Inventories:
Finished goods	1,599,877	863,166
Work in process	1,240,997	1,253,975
Stores	5,411,597	4,896,221

Total inventories	8,252,471	7,013,362

Deferred tax asset-current portion	1,195,831	1,195,831
Foreign sales tax receivable	849,374	652,155
Prepaid expenses and other current assets	1,162,445	1,021,093
Tooling in progress	453,649	—
Income tax receivable	335,147	562,176

Total current assets	29,015,918	26,522,790

Property, plant and equipment	83,305,014	81,670,080
Accumulated depreciation	(39,402,698)	(36,726,836)

Property, plant and equipment — net	43,902,316	44,943,244

Deferred tax asset	2,095,651	6,570,802
Goodwill	1,097,433	1,097,433
Other assets	27,450	42,029

Total Assets	$76,138,768	$79,176,298

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Current portion of long-term debt	$4,457,849	$3,675,005
Current portion of postretirement benefits liability	673,000	667,000
Accounts payable	6,945,222	4,805,468
Tooling in progress	—	484,786
Compensation and related benefits	2,148,836	2,400,587
Interest payable	71,221	102,069
Other	1,041,660	800,912

Total current liabilities	15,337,788	12,935,827

Long-term debt	14,199,997	17,732,842
Interest rate swaps	514,442	198,809
Postretirement benefits liability	9,199,598	18,076,696

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: 0 at September 30, 2010 and December 31, 2009	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,861,383 at September 30, 2010 and 6,799,641 at December 31, 2009	68,614	67,996
Paid-in capital	23,692,877	23,336,197
Accumulated other comprehensive income (loss), net of income taxes	3,927,231	(1,805,897)
Treasury stock	(26,226,440)	(26,179,054)
Retained earnings	35,424,661	34,812,882

Total stockholders’ equity	36,886,943	30,232,124

Total Liabilities and Stockholders’ Equity	$76,138,768	$79,176,298

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Products	$23,041,088	$19,801,193	$64,210,313	$54,275,278
Tooling	2,253,508	4,624,339	5,002,115	5,834,479

Total sales	25,294,596	24,425,532	69,212,428	60,109,757

Total cost of sales	22,160,682	20,441,551	58,575,785	53,568,170

Gross margin	3,133,914	3,983,981	10,636,643	6,541,587

Total selling, general and administrative expense	2,289,262	2,131,030	6,908,532	6,886,771

Income (loss) before interest and taxes	844,652	1,852,951	3,728,111	(345,184)

Interest expense	362,614	516,904	1,240,087	657,298

Income (loss) before income taxes	482,038	1,336,047	2,488,024	(1,002,482)

Income tax expense (benefit)	174,620	486,685	1,876,245	(369,540)

Net income (loss)	$307,418	$849,362	$611,779	$(632,942)

Net income (loss) per common share:
Basic	$0.04	$0.13	$0.09	$(0.09)

Diluted	$0.04	$0.12	$0.09	$(0.09)

Weighted average shares outstanding:
Basic	6,850,424	6,794,005	6,822,685	6,768,467

Diluted	7,108,977	6,838,815	7,070,887	6,811,515

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2010	6,799,641	$67,996	$23,336,197	$34,812,882	$(1,805,897)	$(26,179,054)	$30,232,124

Net income	—	—	—	611,779	—	—	611,779

Change in postretirement benefits, net of tax of $3,177,701	—	—	—	—	5,676,298	—	5,676,298

Change in interest rate swaps, net of tax of $29,275	—	—	—	—	56,830	—	56,830

Comprehensive income							6,344,907

Common stock issued	28,300	283	83,201	—	—	—	83,484

Purchase of treasury stock	(9,250)	(92)	—	—	—	(47,386)	(47,478)

Restricted stock issued	42,692	427	—	—	—	—	427

Share-based compensation	—	—	273,479	—	—	—	273,479

Balance at September 30, 2010	6,861,383	$68,614	$23,692,877	$35,424,661	$3,927,231	$(26,226,440)	$36,886,943

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$611,779	$(632,942)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	2,994,043	2,858,169
Deferred income taxes	1,474,142	(64,667)
Mark-to-market of interest rate swaps	380,739	(134,365)
Net postretirement benefits settlement loss	374,402	—
Share-based compensation	273,906	266,797
Loss on disposal of assets	14,277	31,405
Gain on translation of foreign currency financial statements	(82,974)	(70,908)
Change in operating assets and liabilities:
Accounts receivable	(2,352,349)	1,043,611
Inventories	(1,239,109)	2,962,286
Prepaid and other assets	(860,513)	(335,728)
Accounts payable	2,157,693	(2,295,039)
Accrued and other liabilities	(299,701)	(637,250)
Partial settlement of postretirement benefits liability	(1,256,650)	—
Postretirement benefits liability	680,182	743,967

Net cash provided by operating activities	2,869,867	3,735,336

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,866,872)	(9,776,993)
Proceeds from sale of property, plant and equipment	—	18,000

Net cash used in investing activities	(1,866,872)	(9,758,993)

Cash flows from financing activities:

Financing costs for new credit agreement	—	(224,321)
Gross repayments on line of credit	—	(34,389,061)
Gross borrowings on line of credit	—	33,195,096
Payments of principal on capex loan	(1,285,714)	(571,429)
Payments of principal on term loan	(964,287)	(964,287)
Payment of principal on industrial revenue bond	(500,000)	(460,000)
Borrowings on construction loans	—	10,278,663
Proceeds from issuance of common stock	83,484	—

Net cash (used in) provided by financing activities	(2,666,517)	6,864,661

Net change in cash and cash equivalents	(1,663,522)	841,004

Cash and cash equivalents at beginning of period	4,141,838	—

Cash and cash equivalents at end of period	$2,478,316	$841,004

Cash paid for:
Interest	$760,460	$738,121

Income taxes (net of tax refunds)	$360,624	$275,884

Non Cash:
Fixed asset purchases in accounts payable	$41,595	$58,218

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010. The “Notes to Consolidated Financial Statements,” which are contained in the 2009 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
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
As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, the Company determined that certain of its previously filed financial statements contained an error related to the understatement of a deferred tax asset for certain retiree drug subsidies (“RDS”) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. In order to assess materiality with respect to these errors, the Company considered Staff Accounting Bulletin (SAB) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 were revised and reflect the correction of this immaterial error. Correction of this error in the Company’s consolidated balance sheet as of December 31, 2009 resulted in an increase in deferred tax assets of approximately $1,035,000, an increase to retained earnings of approximately $618,000 and an increase to accumulated other comprehensive income of approximately $417,000. The consolidated results of operations and other comprehensive loss for the three and nine months ended September 30, 2009 reflect an increase in income tax benefit of approximately $22,000 and $67,000, respectively.
2. Net Income (Loss) per Common Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$307,418	$849,362	$611,779	$(632,942)

Weighted average common shares outstanding	6,850,424	6,794,005	6,822,685	6,768,467
Plus: dilutive options assumed exercised	503,525	85,600	503,525	—
Less: shares assumed repurchased with proceeds from exercise	336,490	82,114	366,622	—
Plus: dilutive effect of nonvested restricted stock grants	91,518	41,324	111,299	43,048

Weighted average common and potentially issuable common shares outstanding	7,108,977	6,838,815	7,070,887	6,811,515

Basic net income (loss) per common share	$0.04	$0.13	$0.09	$(0.09)
Diluted net income (loss) per common share	$0.04	$0.12	$0.09	$(0.09)
23,000 unexercised stock options at September 30, 2010 and 558,825 unexercised stock options at September 30, 2009 were not included in diluted earnings per share, as they were anti-dilutive.

3. Sales
Core Molding Technologies currently has three major customers, Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”) and Daimler Trucks North America LLC (“Daimler”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Navistar product sales	$11,759,537	$10,435,844	$35,544,577	$29,472,716
Navistar tooling sales	1,873,554	1,985,183	3,644,914	2,459,931

Total Navistar sales	13,633,091	12,421,027	39,189,491	31,932,647

PACCAR product sales	6,210,680	6,638,196	17,345,291	16,312,744
PACCAR tooling sales	265,552	281,200	1,155,012	488,020

Total PACCAR sales	6,476,232	6,919,396	18,500,303	16,800,764

Daimler product sales	2,113,531	1,055,855	4,935,515	2,808,550
Daimler tooling sales	—	1,790,805	65,887	1,790,805

Total Daimler sales	2,113,531	2,846,660	5,001,402	4,599,355

Other product sales	2,957,340	1,671,298	6,384,930	5,681,268
Other tooling sales	114,402	567,151	136,302	1,095,723

Total other sales	3,071,742	2,238,449	6,521,232	6,776,991

Total product sales	23,041,088	19,801,193	64,210,313	54,275,278
Total tooling sales	2,253,508	4,624,339	5,002,115	5,834,479

Total sales	$25,294,596	$24,425,532	$69,212,428	$60,109,757

4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$307,418	$849,362	$611,779	$(632,942)

Change in postretirement benefits due to curtailment and plan amendment, net of tax of $3,173,035	5,369,964	—	5,667,964	—

Change in previously unrecognized postretirement benefits plan losses, net of tax of $14,777 and $34,383 for the three and nine months ended September 30, 2010, respectively	23,358	—	61,417	—

Change in previously unrecognized postretirement benefits plan prior service costs, net of tax of $29,717	(53,083)	—	(53,083)	—

Change in interest rate swaps, net of tax of $8,828 and $29,275 for the three and nine months ended September 30, 2010 and $8,394 and $18,424 for the three and nine months ended September 30, 2009, respectively	17,137	19,729	56,830	40,343

Comprehensive income (loss)	$5,664,794	$869,091	$6,344,907	$(592,599)

5. Postretirement Benefits
The components of expense for all of Core Molding Technologies’ postretirement benefits plans for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pension expense:
Defined contribution plan contributions	$60,000	$77,000	$231,000	$253,000
Multi-employer plan contributions	92,000	109,000	300,000	304,000

Total pension expense	152,000	186,000	531,000	557,000

Health and life insurance:
Service cost	28,000	152,000	208,000	456,000
Interest cost	170,000	237,000	708,000	711,000
Recognition of previously unrecognized actuarial losses due to partial settlement	584,000	—	584,000	—
Amortization of prior service costs	(83,000)	—	(83,000)	—
Amortization of net loss	38,000	—	96,000	—

Net periodic benefit cost	737,000	389,000	1,513,000	1,167,000

Total postretirement benefits expense	$889,000	$575,000	$2,044,000	$1,724,000

Core Molding Technologies made contributions of $646,000 to pension plans and $271,000 of postretirement healthcare payments through September 30, 2010. The Company also paid $1,257,000 to settle certain postretirement health and life insurance obligations, as discussed further below. For the remainder of 2010 the Company expects to make approximately $90,000 of multi-employer pension payments and approximately $402,000 of postretirement health and life payments, all of which are accrued.
The Company’s liability for postretirement health and life insurance benefits relates primarily to its Columbus, Ohio employee base. During the second quarter of 2010, the Company recognized a curtailment in its postretirement benefits liability of $298,000 as a result of a reduction in personnel in Columbus. This reduction in personnel was caused by a production shift of certain product lines from the Company’s Columbus, Ohio facility to its Matamoros facility. The Plan was remeasured using a discount rate of 5.9% which is consistent with the discount rate used at December 31, 2009.
On August 7, 2010, the Company ratified a new collective bargaining agreement with represented employees at the Company’s Columbus, Ohio production facility. As part of the new agreement, the postretirement health and life insurance benefits for all current and future represented employees who were not retired as of August 7, 2010 were eliminated in exchange for a one-time cash payment of $1,257,000. Individuals who retired prior to August 7, 2010 remain eligible for postretirement health and life insurance benefits.
The elimination of postretirement health and life insurance benefits resulted in a reduction of the Company’s postretirement benefits liability of approximately $10,282,000. This reduction in postretirement benefits liability was treated as a negative plan amendment and will be amortized as a reduction to net periodic benefit cost over approximately twenty years, the remaining life expectancy of the remaining participants in the plan. This negative plan amendment will result in net periodic benefit cost reductions of approximately $500,000 per year, in addition to lower interest costs associated with the reduced postretirement benefits liability. The Plan was remeasured using a discount rate of 5.1%.
The one-time cash payment of $1,257,000, as noted above, was made on August 19, 2010, reducing the Company’s postretirement benefits liability to approximately $9,872,000. The Company accounted for the one-time cash payment as a partial plan settlement and recorded a one-time settlement charge of $584,000, $374,000 net of tax, during the three months ended September 30, 2010 to recognize a portion of the previously unrecognized actuarial losses recorded in accumulated other comprehensive income.

6. Debt
Credit Agreement; Amendments
On December 9, 2008, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) to refinance some existing debt and borrow funds to finance the construction of the Company’s new manufacturing facility in Mexico.
Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which include (i) a $12,000,000 Capex loan, (ii) an $8,000,000 Mexican loan, (iii) an $8,000,000 variable rate revolving line of credit, and (iv) a $2,678,563 term loan to refinance an existing term loan. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.
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
On May 11, 2010, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fifth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) decrease in the applicable margin for interest rates to 275 basis points from 375 basis points for the Capex and Mexican loans and the revolving line of credit, effective May 1, 2010 and (2) extension of the commitment for the revolving line of credit to April 30, 2012. Previous amendments are disclosed in the Company’s 2009 Annual Report on Form 10-K.
Line of Credit
At September 30, 2010, the Company had available under the Credit Agreement an $8,000,000 variable rate revolving line of credit, scheduled to mature on April 30, 2012. The revolving line of credit bears interest at daily LIBOR plus 275 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by Corecomposites de Mexico, S. de C.V. has been pledged). At September 30, 2010 and December 31, 2009 there was no outstanding balance under the revolving line of credit.
Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2010, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to effectively meet its debt covenants based on the Company’s forecasts. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the financial covenants set forth in the Credit Agreement, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet the Company liquidity needs. However, if a material adverse change in the financial position of the Company gies should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”), the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. During 2010 the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $199,990 as of December 31, 2009, is being amortized as an increase to interest expense of $3,384 per month, net of tax, over the remaining term of the interest rate swap agreement beginning January 2010. The fair value of the swap was a liability of $152,164 and $199,990 as of September 30, 2010 and December 31, 2009, respectively. The Company recorded interest income of $47,826 for a mark-to-market adjustment of swap fair value for the first nine months of 2010 related to this swap. The notional amount of the swap at September 30, 2010 and December 31, 2009 was $2,115,000 and $2,615,000, respectively.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Term loan. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured Term loan with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are substantially the same. The fair value of the swap was a liability of $3,148 and $27,492 as of September 30, 2010 and December 31, 2009 respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty. The notional amount of the swap at September 30, 2010 and December 31, 2009 was $428,560 and $1,392,847, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Loss, totaling $145,684 as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of September 30, 2010 and December 31, 2009 was a liability of $359,130 and an asset of $28,673, respectively. The Company recorded interest expense of $387,803 for a mark-to-market adjustment of swap fair value for the first nine months of 2010 related to this swap. The notional amount of the swap at September 30, 2010 and December 31, 2009, was $9,714,286 and $11,000,000, respectively.
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
The Consolidated Balance Sheets (unaudited) at September 30, 2010 and December 31, 2009, includes a net deferred tax asset of $3,291,000 and $7,767,000, respectively. During the nine months ended September 30, 2010, the Company reduced its deferred tax asset by approximately $3,413,000 as a result of the remeasurement and partial settlement of the postretirement benefits liability and by approximately $1,021,000 in association with the PPACA as noted above. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

Income tax expense for the nine months ended September 30, 2010 is estimated to be approximately $1,876,000. Without the write down of the aforementioned deferred tax asset, the Company’s effective tax rate was estimated to be 34% for the nine months ended September 30, 2010. Income tax benefit for the nine months ended September 30, 2009 was estimated to be approximately $370,000, or 37% of total loss before taxes.
The Company follows the accounting guidance related to uncertainty in income taxes. As of September 30, 2010, the Company had no liability for unrecognized tax benefit liability under this guidance. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2010:

	Number	Weighted
	of	Average
	Options	Exercise Price
Outstanding at December 31, 2009	558,825	$3.30
Exercised	(28,300)	2.95
Granted	—	—
Forfeited	(4,000)	4.58

Outstanding at September 30, 2010	526,525	$3.31

Exercisable at September 30, 2010	490,425	$3.31

The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2010:

	Number	Weighted
	Of	Average
	Options	Exercise Price
Unvested at December 31, 2009	44,500	$3.29
Granted	—	—
Vested	(8,000)	3.28
Forfeited	(400)	6.40

Unvested at September 30, 2010	36,100	$3.26

At September 30, 2010 and 2009, there was $26,931 and $78,884, respectively, of total unrecognized compensation expense, related to unvested stock options granted under the plan. That cost is expected to be recognized over the weighted-average period of 3.0 years. Total compensation cost related to incentive stock options for the nine months ended September 30, 2010 and 2009 was $35,572 and, $66,895, respectively. This compensation expense is allocated such that $34,061 and $59,028 are included in selling, general and administrative expenses and $1,511 and $7,867 are recorded in cost of sales for the nine months ended September 30, 2010 and 2009, respectively.
Restricted Stock
In 2006, Core Molding Technologies began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of September 30, 2010 and changes during the nine months ended September 30, 2010:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2009	187,445	$3.91
Granted	77,040	5.20
Vested	(42,692)	5.48
Forfeited	—	—

Unvested balance at September 30, 2010	221,793	$4.06

As of September 30, 2010 and 2009, there was $530,440 and $480,269, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.4 years. The total compensation costs related to restricted stock grants for the nine months ended September 30, 2010 and 2009 was $238,334 and $199,902, respectively, all of which was recorded to selling, general and administrative expense.
During the nine months ended September 30, 2010, employees surrendered 9,250 shares of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
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

The Company has three Level 2 fair value measurements all of which relate to the Company’s interest rate swaps. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. These interest rate swaps are discussed in detail in Note 6.
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2010 and December 31, 2009:

				September 30,
	(Level 1)	(Level 2)	(Level 3)	2010

Liabilities
Interest rate swaps	$—	$514,442	$—	$514,442

Total	$—	$514,442	$—	$514,442

				December 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Liabilities
Interest rate swaps	$—	$198,809	$—	$198,809

Total	$—	$198,809	$—	$198,809

There were no non-recurring fair value measurements for the quarter ended September 30, 2010.
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
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets (unaudited) were as follows:

		September 30,	December 31,
		2010	2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments Interest rate risk activities	Interest rate swaps	$3,148	$227,482

Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$511,294	$(28,673)

Total Derivatives		$514,442	$198,809

The effect of derivative instruments on the Consolidated Statements of Operations (unaudited) was as follows:
Derivatives in Cash Flow Hedging Relationships

	Amount of (Gain) Loss		Location of (Gain) Loss	Amount of (Gain) Loss
	Recognized in OCI on		Reclassified from AOCI	Reclassified from AOCI
	Derivative (Effective		into Expense (Effective	into Expense (Effective
	Portion)		Portion)	Portion)
	September 30,	September 30,		September 30,	September 30,
Three months ended	2010	2009		2010	2009
Interest rate swaps	$(5,377)	$27,363	Interest expense, net	$4,717	$(50,705)

	September 30,	September 30,		September 30,	September 30,
Nine months ended	2010	2009		2010	2009
Interest rate swaps	$(24,344)	$88,453	Interest expense, net	$22,589	$(159,745)

	Location of (Gain) Loss
	Recognized in Income on	Amount of (Gain) Loss Recognized in
	Derivative (Ineffective Portion	Income of Derivative (Ineffective
	and Amount Excluded from	Portion and Amount Excluded from
	Effectiveness Testing)	Effectiveness Testing)
		September 30,	September 30,
Three months ended		2010	2009
Interest rate swaps	Interest (income) expense	$—	$(2,673)

		September 30,	September 30,
Nine months ended		2010	2009
Interest rate swaps	Interest (income) expense	$—	$(34,263)

Derivatives not designated as hedging instruments

		Amount of
		Realized/Unrealized (Gain)
	Location of (Gain) Loss Recognized in	Loss Recognized in Income on
	Income on Derivatives	Derivatives
		September 30,	September 30,
Three months ended		2010	2009
Interest rate swaps	Interest (income) expense	$113,254	$120,769

		September 30,	September 30,
Nine months ended		2010	2009
Interest rate swaps	Interest (income) expense	$380,739	$(100,102)

As discussed in Note 6, the Company discontinued the use of hedge accounting for two of its interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Operations, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $54,350, net of taxes.

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon three major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2009 Annual Report to Shareholders on Form 10-K.
Description of the Company
Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics, primarily for the medium and heavy-duty truck market, which accounted for 94% of the Company’s sales for the nine months ended September 30, 2010. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
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

Overview
For the nine months ended September 30, 2010 the Company recorded net income of $612,000 or $0.09 per basic and diluted share, compared with a net loss of $633,000, or $0.09 per basic and diluted share, for the nine months ended September 30, 2009. For the first nine months of 2010 product sales increased 18% as compared to the same period in 2009, which is primarily the result of increased demand from the North American medium and heavy-duty truck customers.
Offsetting the Company’s net income for the nine months ended September 30, 2010 were increases in deferred tax expense and certain other charges. In March 2010, Congress passed the Patient Protection and Affordable Care Act (“PPACA”) which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. As a result of this change, the Company reduced its deferred tax asset related to that subsidy and recorded a charge to income tax expense of $1,021,000 during the period ended March 31, 2010. The Company also incurred approximately $1,467,000, ($968,000, net of tax) of expense for transfer costs associated with transferring certain operations from its Columbus, Ohio to its Matamoros, Mexico facilities. Additionally, the Company recorded a net increase in postretirement benefits expense of approximately $350,000 ($231,000, net of tax) as compared the same period a year ago as a result of the elimination of certain postretirement health and life insurance benefits as discussed in Note 5 of the Notes to Consolidated Financial Statements. Excluding these charges, the Company’s net income for the nine months ended September 30, 2010 would have been $2,832,000, or $0.42 per basic share and $0.41 per diluted share.
During the nine months ended September 30, 2009, the Company recorded approximately $2,022,000 ($1,415,000, net of tax) of expense for transfer and start-up costs associated with the construction of the Company’s new production facility in Matamoros, Mexico. Excluding this charge, the Company’s net income for the nine months ended September 30, 2009 would have been $803,000, or $0.12 per basic and diluted share.
Industry forecasts have previously predicted a modest improvement in medium and heavy-duty truck production levels in 2010 as compared to 2009 with analysts continuing to forecast improvement in truck production for the fourth quarter of 2010.
Results of Operations
Three Months Ended September 30, 2010, As Compared To Three Months Ended September 30, 2009
Net sales for the three months ended September 30, 2010 totaled $25,295,000, representing an approximate 4% increase from the $24,426,000 reported for the three months ended September 30, 2009. Included in total sales were tooling project sales of $2,254,000 and $4,624,000 for the three months ended September 30, 2010 and September 30, 2009, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 16% higher for the three months ended September 30, 2010, as compared to the same period a year ago. The primary reason for the increase is higher demand from North American medium and heavy-duty truck customers. Increased demand for products the Company produces had a favorable impact on product sales of $4,136,000 while the impact of pricing decreased product sales by approximately $896,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros, Mexico production facility.
Sales to Navistar totaled $13,633,000 for the three months ended September 30, 2010, increasing 10% from $12,421,000 in sales for the three months ended September 30, 2009. Included in total sales was $1,874,000 of tooling sales for the three months ended September 30, 2010 compared to $1,985,000 for the same three months in 2009. Included in tooling sales for the three months ended September 30, 2010 was approximately $1,820,000 of billings to Navistar for services provided and expenses incurred in connection with the relocation of certain production lines from the Company’s Columbus, Ohio production facility to its Matamoros production facility. Product sales to Navistar increased by 13% for the three months ended September 30, 2010 versus the same period of the prior year. The primary reason for the increase is overall higher demand for North American medium and heavy-duty trucks which was partially offset by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility.

Sales to PACCAR totaled $6,476,000 for the three months ended September 30, 2010, decreasing 6% from $6,919,000 in sales for the three months ended September 30, 2009. Included in total sales was $266,000 of tooling sales for the three months ended September 30, 2010 compared to $281,000 for the same three months in 2009. Product sales to PACCAR decreased by 6% for the three months ended September 30, 2010 compared to the same period of the prior year. The decrease in total product sales was primarily due to lower sales for a product that is reaching the end of its production life, which had the effect of reducing overall PACCAR sales by approximately 11%. This decrease was partially off-set by higher demand of other products the Company manufactures for PACCAR due to the overall demand for medium and heavy-duty trucks as noted above.
Sales to Daimler totaled $2,114,000 for the three months ended September 30, 2010, decreasing 26% from $2,847,000 in sales for the three months ended September 30, 2009. This decrease was due to the Company having no tooling sales to Daimler for the three months ended September 30, 2010 compared to $1,791,000 in tooling sales for the same three months in 2009. Product sales to Daimler increased by 100% for the three months ended September 30, 2010 as compared to the same period of the prior year. The increase in product sales is primarily due to sales of new products the Company recently began producing for Daimler, which caused overall Daimler sales to increase by approximately 63%. The remaining increase is due to the overall higher demand for North American medium and heavy-duty trucks as well as a shift in Daimler’s production to truck models for which the Company provides higher content.
Sales to other customers for the three months ended September 30, 2010 increased 37% to $3,072,000 compared to $2,238,000 for the three months ended September 30, 2009. Included in total sales was $114,000 of tooling sales for the three months ended September 30, 2010 compared to $567,000 for the same three months in 2009. Product sales to other customers increased by 77% for the three months ended September 30, 2010 as compared to the same period in the prior year. This increase in product sales is primarily related to new product sales, as recurring sales for existing products remained flat for the three months.
Gross margin was approximately 12% of sales for the three months ended September 30, 2010, compared with 16% for the three months ended September 30, 2009. Negatively impacting gross margin for the three months ending September 30, 2010, was an increase in postretirement insurance benefits expense of 1.4% of sales related to the elimination of postretirement health and life benefits as discussed above. Also contributing to the reduction in gross margin was a change in sales mix of 1.2% of sales to products with lower margins and increases in material costs of 1.4% of sales.
Selling, general and administrative expenses (“SG&A”) was $2,289,000 for the three months ended September 30, 2010, as compared to $2,131,000 for the three months ended September 30, 2009. Approximately $109,000 of the increased SG&A expense was related to increased labor and benefit costs.
Interest expense totaled $363,000 for the three months ended September 30, 2010, compared to interest expense of $517,000 for the three months ended September 30, 2009. The decrease in interest expense is primarily due to the reduction to interest rates on outstanding borrowings under the Credit Agreement, as amended, as well as reductions in outstanding loan balances due to regularly scheduled principal payments.
Income tax expense for the three months ended September 30, 2010 and September 30, 2009 is estimated to be approximately 36% of total earnings before taxes.
Core Molding Technologies recorded net income for the three months ended September 30, 2010 of $307,000 or $0.04 per basic and diluted share, compared with net income of $849,000, or $0.13 per basic share and $0.12 per diluted share, for the three months ended September 30, 2009.
Nine Months Ended September 30, 2010, As Compared To Nine Months Ended September 30, 2009
Net sales for the nine months ended September 30, 2010, totaled $69,212,000, representing an approximate 15% increase from the $60,110,000 reported for the nine months ended September 30, 2009. Included in total sales were tooling project sales of $5,002,000 and $5,834,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, increased by 18% to $64,210,000 for the nine months ended September 30, 2010 as compared to $54,275,000 for the nine months ended September 30, 2009. The primary reason for the increase is higher demand from North American medium and heavy-duty truck customers. Increased demand for products the Company produces had a favorable impact on product sales of $11,840,000 while the impact of pricing decreased product sales by approximately $1,905,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros, Mexico production facility.

Sales to Navistar totaled $39,189,000 for the nine months ended September 30, 2010, increasing 23% from $31,933,000 in sales for the nine months ended September 30, 2009. Included in total sales was $3,645,000 of tooling sales for the nine months ended September 30, 2010 compared to $2,460,000 for the same nine months in 2009. Included in tooling sales for the nine months ended September 30, 2010 was approximately $2,809,000 of billings to Navistar for services provided and expenses incurred in connection with the relocation of certain production lines from the Company’s Columbus, Ohio production facility to its Matamoros production facility. Product sales to Navistar increased by 21% for the nine months ended September 30, 2010 versus the same period of the prior year. The primary reasons for the increase were higher demand for North American medium and heavy-duty trucks as well as more orders for Navistar’s military product line. These increases were partially offset by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility.
Sales to PACCAR totaled $18,500,000 for the nine months ended September 30, 2010, as compared to $16,801,000 reported for the nine months ended September 30, 2009. Included in total sales was $1,155,000 of tooling sales for the nine months ended September 30, 2010 compared to $488,000 for the nine months ended September 30, 2009. Total product sales to PACCAR increased by 6% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Total product sales were negatively impacted by lower sales for a product that is reaching the end of its production life, which had the effect of reducing overall PACCAR sales by approximately 8%. This decrease was off-set by the impact of higher overall demand in the medium and heavy duty truck markets as noted above.
Sales to Daimler totaled $5,001,000 for the nine months ended September 30, 2010, as compared to $4,599,000 reported for the nine months ended September 30, 2009. Included in total sales was $66,000 of tooling sales for the nine months ended September 30, 2010 compared $1,791,000 for the nine months ended September 30, 2009. Total product sales to Daimler increased by 76% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in product sales is primarily due to sales of new products to Daimler which caused overall Daimler sales to increase by approximately 48%. The remaining increase is due to the overall higher demand for North American medium and heavy-duty trucks as well as a shift in Daimler’s production to truck models for which the Company provides higher content.
Sales to other customers for the nine months ended September 30, 2010 were $6,521,000 compared to $6,777,000 for the nine months ended September 30, 2009. Included in total sales is $136,000 of tooling sales for the nine months ended September 30, 2010 compared to $1,096,000 for the same nine months in 2009. Product sales to other customers increased by 12% for the nine months ended September 30, 2010 as compared to the same period in the prior year. This increase is primarily due to the overall higher demand for other North American medium and heavy-duty truck manufacturers and shifts in production to truck models for which the Company provides higher content.
Gross margin was approximately 15% of sales for the nine months ended September 30, 2010, compared with 11% for the nine months ended September 30, 2009. The Company incurred approximately $1,467,000 in transition costs related to the movement of product lines from its Columbus, Ohio facility to its Matamoros, Mexico facility for the nine months ended September 30, 2010. For the same period in 2009, the Company incurred approximately $1,804,000 of transfer and start up costs associated with the construction of the Company’s new production facility in Mexico. These costs had an unfavorable impact of approximately 2% and 3% of sales for the nine months ended September 30, 2010 and 2009, respectively. Contributing approximately 3% of sales to gross margin in 2010 was better fixed cost absorption due to higher production volumes. The Company’s manufacturing operations have significant overhead costs which do not change proportionately with production. Labor and benefit costs decreased by 2% of sales which contributed to gross margin, but were partially offset by increases in material costs of approximately 1.5% of sales as well as a change in sales mix of 0.5% of sales to products with lower margins.
Selling, general and administrative expenses (“SG&A”) totaled $6,909,000 for the nine months ended September 30, 2010, and were essentially flat with the $6,887,000 of expense for the nine months ended September 30, 2009.
Net interest expense totaled $1,240,000 for the nine months ended September 30, 2010, as compared to net interest expense of $657,000 for the nine months ended September 30, 2009. The primary cause of the increase in interest expense between periods relates to mark-to-market adjustments related to interest rate swaps. Mark-to-market adjustments on interest rate swaps, that are not designated as hedging instruments, are recorded directly to interest expense and resulted in additional interest expense of $381,000 for the nine months ended September 30, 2010 compared to interest income of $134,000 for the same nine months during 2009. Additionally, the Company capitalized interest of approximately $167,000 in 2009 related to its new production facility in Mexico which was placed into service in September 2009.

Income tax expense for the nine months ended September 30, 2010, is estimated to be $1,876,000 or approximately 75% of total income before taxes. During the nine months ended September 30, 2009, an income tax benefit was estimated to be 37% of total losses before taxes. The increase in the Company’s effective tax rate in 2010, as compared to 2009, is due to the impact of the write off of certain deferred tax assets of $1,021,000. The deferred tax write off was due to the passage of the Patient Protection and Affordable Care Act (“PPACA”) which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s estimated tax rate was 34% for the nine months ended September 30, 2010.
Core Molding Technologies recorded net income for the nine months ended September 30, 2010 of $612,000 or $0.09 per basic and diluted share, compared with a net loss of $633,000, or $0.09 per basic and diluted share, for the nine months ended September 30, 2009.
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
Cash provided by operating activities for the nine months ended September 30, 2010 totaled $2,870,000. Net income of $612,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $2,994,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $2,594,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales as well as higher inventory levels. These were offset by higher accounts payable as of September 30, 2010 as compared to December 31, 2009.
Cash used in investing activities for the nine months ended September 30, 2010 was $1,867,000, primarily representing capital improvements to our Matamoros facility to support product lines being moved from Columbus, Ohio to that facility. The Company currently plans an additional $935,000 of capital expenditures for the remainder of the year, of which $700,000 relates to the completion of the capital improvements to the Company’s production facility in Mexico. These capital additions will be funded by cash from operations and if necessary, borrowings on the Company’s line of credit. The Company may also undertake other capital improvement projects in the future as deemed necessary and appropriate.
Financing activities decreased cash by $2,667,000. This decrease was a result of repayments of principal on the Company’s capex loan of $1,286,000, term loan of $964,000 and industrial revenue bond of $500,000.
At September 30, 2010, the Company had cash on hand of $2,478,000 and line of credit availability of $8,000,000, with a scheduled maturity of April 30, 2012. At September 30, 2010, Core Molding Technologies had no outstanding borrowings on the line of credit.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2010, the Company was in compliance with its financial debt covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants based on the Company’s forecasts. Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under the Credit Agreement, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, postretirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $91,000 at September 30, 2010 and $113,000 at December 31, 2009. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $650,000 at September 30, 2010 and $519,000 at December 31, 2009.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2010 or the year ended December 31, 2009.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2010 and December 31, 2009 of $1,063,000 and $944,000, respectively.

Postretirement benefits: Management records an accrual for postretirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Notes to Consolidated Financial Statements, which are contained in the 2009 Annual Report to Shareholders. As described in Note 5, in August 2010, the Company eliminated its postretirement benefits for all current and future represented employees who had not retired as of August 7, 2010. The elimination of benefits resulted in a reduction of the Company’s postretirement benefits liability of $10,282,000. Core Molding Technologies recorded a liability for postretirement healthcare benefits based on actuarially computed estimates of $9,873,000 at September 30, 2010 and $18,744,000 at December 31, 2009.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2010 the Company had a net asset related to tooling in progress of $454,000, which represents approximately $5,339,000 of progress tooling billings and $5,793,000 of progress tooling expenses. At December 31, 2009 the Company had a net liability related to tooling in progress of $485,000, which represents approximately $2,424,000 of progress tooling billings and $1,939,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, includes a deferred tax asset of $3,291,000 and $7,767,000, respectively. The decrease in net deferred tax assets between the periods is primarily due to the reduction of $3,413,000 associated with the remeasurement and settlement of the postretirement benefits liability and the reduction of approximately $1,021,000 associated with the PPACA tax law change. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2009 Annual Report to Shareholders.

Part I — Financial Information

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
A 10% change in future interest rate curves would significantly impact the fair value of the Company’s interest rate swaps.

Part I — Financial Information

Item 4T.	Controls and Procedures
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
See Index to Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: November 15, 2010	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: November 15, 2010	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description	Location

2	(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2	(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2	(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3	(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-k filed July 19, 2007

3	(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

Exhibit No.		Description	Location

4	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4	(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4	(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-k filed July 19, 2007

10	(a)	Supply Agreement, dated June 23, 2008 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc[2]	Filed Herein

10	(b)	Credit Agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc and CoreComposites de Mexico, S De R.L. de C.V. and Key Bank National Association.	Filed Herein

11		Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31	(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31	(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32	(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 15, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

32	(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated November 15, 2010, pursuant to 18 U.S.C. Section 1350	Filed Herein

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

[2]
Certain portions of the Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.