Form 10-K
period 2010-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2011-03-29
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1481870 (I.R.S. Employer Identification No.)

800 Manor Park Drive, Columbus, Ohio	43228 - 0183
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (614) 870-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 Preferred Stock purchase rights, par value $0.01	Name of each exchange on which registered NYSE Amex NYSE Amex
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $34,949,084, based upon the closing sale price of $5.45 on the NYSE Amex on June 30, 2010, the last business day of registrant’s most recently completed second fiscal quarter. As of the close of business on March 25, 2011, the number of shares of registrant’s common stock outstanding was 7,102,343.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2011 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

ITEM 1.	BUSINESS
HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.
In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of Navistar, Inc. (“Navistar”), formerly known as International Truck & Engine Corporation. On December 31, 1996, RYMAC merged with the Company with the Company as the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from Navistar in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar. Navistar currently owns 664,000 shares (9.3%) of the outstanding stock of the Company.
In the first quarter of 1998, the Company opened a second compression molding plant located in Gaffney, South Carolina as part of the Company’s growth strategy to expand its customer base. This facility provided the Company with additional capacity and a strategic geographic location to serve both current and prospective customers.
In October 2001, the Company incorporated Core Composites Corporation as a wholly owned subsidiary under the laws of the State of Delaware. This entity was established for the purpose of holding and establishing operations for Airshield Corporation’s assets, which the Company acquired on October 16, 2001 (the “Airshield Asset Acquisition”) as part of the Company’s diversified growth strategy. Airshield Corporation was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the truck and automotive aftermarket industries. The Company purchased substantially all of the assets of Airshield Corporation through the United States Bankruptcy Court as Airshield Corporation had been operating under Chapter 11 bankruptcy protection since March 2001.
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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies’ Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility also utilizes spray-up and hand-lay-up open mold processes as well as RTM and SMC closed mold processes to produce reinforced plastic products.
Reinforced plastics compete largely against metals and have the strength to function well during prolonged use. Management believes that reinforced plastic components offer many advantages over metals, including:
•	heat resistance;

•	corrosion resistance;

•	lighter weight;

•	lower cost;

•	greater flexibility in product design;

•	part consolidation for multiple piece assemblies;

•	lower initial tooling costs for lower volume applications;

•	high strength-to-weight ratio; and

•	dent-resistance in comparison to steel or aluminum.
The largest markets for reinforced plastics are transportation (automotive and truck), construction, marine, and industrial applications. The Company currently has four manufacturing facilities producing reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company’s two major customers are Navistar and PACCAR, Inc. (“PACCAR”), which are supplied reinforced plastic products for medium and heavy-duty trucks. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive suppliers, to manufacturers of personal watercraft and other commercial products, and to wholesale distributors and other end users of automotive aftermarket products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products for the automotive and light truck aftermarket; and (5) acquiring an existing business. The Company’s efforts continue to be directed towards all five areas.
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
The North American truck market in which Navistar and PACCAR compete is highly competitive and the demand for heavy and medium-duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors.
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
The Company makes products for Navistar’s Springfield, Ohio; Garland, Texas; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants. The Company works closely on new product development with Navistar’s engineering and research personnel at Navistar’s Fort Wayne, Indiana Technical Center. Some of the products sold to Navistar include hoods, roofs, air deflectors, air fairings, fenders, splash panels, and other components. Sales to Navistar amounted to approximately 55% and 54% of total sales for 2010 and 2009, respectively.
Relationship with PACCAR
In April 2007, the Company entered into a Supply Agreement with PACCAR to supply certain fiberglass reinforced products. While the Company continues to operate under substantially the same terms of the Supply Agreement, the Supply Agreement expired on June 30, 2010. Management of the Company does not believe the expiration of the Supply Agreement poses a substantial risk to the Company. The Company is currently in the process of negotiating a new Supply Agreement with PACCAR.
The Company makes products for PACCAR’s Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants. The Company also works closely on new product development with PACCAR’s engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, and other components. Sales to PACCAR amounted to approximately 27% and 29% of total sales in 2010 and 2009, respectively.
OTHER CUSTOMERS
The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers. Sales to these customers individually were all less than 10% of total annual sales. Sales to these customers amounted to approximately 18% and 17% of total sales in 2010 and 2009, respectively.
EXPORT SALES
The Company provides products to some of its customers that have manufacturing and service locations in Canada and Mexico. Export sales, which are denominated in United States dollars, were approximately $14,531,000 and $7,059,000 for the years ended 2010 and 2009, respectively. These export sales dollars represent approximately 15% and 8% of total sales for 2010 and 2009, respectively.
FOREIGN OPERATIONS
As a result of the Airshield Asset Acquisition, the Company began importing products into the United States, as many products produced in the Company’s Mexican facility are sold to customers in the United States. Import sales, which are denominated in United States dollars, were approximately $28,323,000 and $16,442,000 for the years ended 2010 and 2009, respectively. The sales of products imported were approximately 28% and 20% of total sales in 2010 and 2009, respectively. The increase in import sales in 2010 is a result of transferring certain production lines from the Company’s Columbus facility to its Matamoros, Mexico facility as well as the overall increase in production of North American medium and heavy-duty trucks.
The Company owns long-lived assets at its Matamoros, Mexico facility with a net book value of $23,848,000 at December 31, 2010.
PRODUCTS
Sheet Molding Compound (“SMC”)
SMC is a combination of resins, fiberglass, catalysts, and fillers compounded and cured in sheet form, which is then used to manufacture compression-molded products, as discussed below, and on a limited basis sold to other molders.
The Company incorporates a sophisticated computer program in the process of compounding various complex SMC formulations tailored to customer needs. The program provides for the following:
•	Control information during various production processes; and
•	Data for statistical batch controls.
The Company has the capacity to manufacture approximately 48 million pounds of SMC annually. The following table shows production of SMC for 2010 and 2009.

SMC Pounds
Produced
Year	(Millions)
2010	18
2009	14

Glass Mat Thermoplastic Compound (“GMT”)
GMT is a combination of glass and thermoplastic resins which the Company purchases in sheet form. GMT is heated just prior to being used to manufacture compression-molded products.
Closed Molded Products
The Company manufactures reinforced plastic products using compression molding and vacuum resin infusion molding process methods of closed molding.
Compression Molding — Compression molding is a process whereby SMC or GMT is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for high volume products, which is necessary to justify the customers’ investment in molds.
As of December 31, 2010, the Company owned 15 compression-molding presses in its Columbus, Ohio plant, which range in size from 500 to 4,500 tons. The Company also owns 7 presses in its Gaffney, South Carolina plant, which range in size from 1,000 to 3,000 tons and 10 presses in its Matamoros, Mexico manufacturing facility ranging from 250 to 3,000 tons.
Large platen, high tonnage presses (2,000 tons or greater) provide the ability to compression mold very large SMC parts. The Company believes that it possesses a significant portion of the large platen, high tonnage molding capacity in the industry.
To enhance the surface quality and paint finish of products, the Company uses both in-mold coating and vacuum molding processes. In-mold coating is the process of injecting a liquid over the molded part surface and then applying pressure at elevated temperatures during an extended molding cycle. The liquid coating serves to fill and/or bridge surface porosity as well as provide a barrier against solvent penetration during subsequent top-coating operations.
Vacuum molding is the removal of air during the molding cycle for the purpose of reducing the amount of surface porosity. The Company believes that it is among the industry leaders in in-mold coating and vacuum molding applications, based on the size and complexity of parts molded.
Resin Transfer Molding (“RTM”) — This process employs two molds, typically a core and a cavity, similar to matched die molding. The composite is produced by placing glass mat, chopped strand, or continuous strand fiberglass in the mold cavity in the desired pattern. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure and is then removed from the mold and trimmed to shape. Fiberglass reinforced products produced from the RTM process exhibit a high quality surface on both sides of the part and excellent part thickness. The MIT technique can be utilized in the RTM process to improve throughput based upon volume requirements.
Open Molded Products
The Company produces reinforced plastic products using both the spray-up and hand-lay-up methods of open molding.
Hand-Lay-Up — This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and removed from the mold. After removal, the part typically undergoes trimming to achieve the shape desired. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface. These fiberglass-reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.
Spray-Up — This process utilizes the same type of shell mold, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass yarns and resin feed the chopper/spray gun. The resin coated, chopped glass, which is approximately one inch in length, is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold and is then trimmed to the desired shape. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the resin-coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface.
The Company also has a chain driven robotic gel-coating and spray-up line and a hand spray-up cell at the Batavia, Ohio location. Part sizes weigh from a few pounds to several thousand pounds with surface quality tailored for the end use application.
Assembly, Machining, and Paint Products
Many of the products molded by the Company are assembled, machined, prime painted, or topcoat painted to result in a completed product used by the Company’s end-customers.
The Company has demonstrated manufacturing flexibility that accepts a range of low volume hand assembly and machining work, to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining, and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. The Company utilizes paint booths and batch ovens in its facilities when warranted. The Company generally contracts with outside parties for higher volume applications that require top coat paint.
RAW MATERIALS
The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester, vinyl ester and epoxy resins, fiberglass rovings, and filler. Other significant raw materials include adhesives for assembly of molded components and in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (steel components). Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. During the last several years, the Company has experienced price fluctuations for certain materials, which has caused suppliers to be reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, regularly evaluates its supplier base for certain supplies, repair items, and componentry to improve its overall purchasing position.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for four weeks. Some customers can update these schedules daily for changes in demand, allowing them to run their inventories on a “just-in-time” basis. The ordered backlog was approximately $8.9 million and $6.8 million at December 31, 2010 and 2009, respectively, all of which the Company expects to ship during the first quarter of the following year.
CAPACITY CONSTRAINTS
In the past, the Company has been required to work an extended shift and day schedule, up to a three shift/seven day operation, to meet its customers’ production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the different shift schedules required. Based on recent and expected 2011 production schedules, the Company has not had and does not anticipate difficulty meeting customer requirements for 2011. Based on industry analysts’ forecasts for medium and heavy-duty truck production levels for 2012 and beyond, combined with recent business awards, the Company expects to add production capacity to its Matamoros facility to meet 2012 demand. See further discussion of machine and facility capacities at Item 2 “Properties” contained elsewhere in this Annual Report on Form 10-K.
CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $2.2 million and $10.1 million in 2010 and 2009, respectively. Capital expenditures in 2010 consist of building improvements and purchases of production equipment to manufacture parts. In 2009 capital expenditures consisted primarily of investments related to the Company’s new manufacturing facility in Mexico.
Product development is a continuous process at the Company. Research and development activities focus on developing new SMC formulations, new structural plastic products, and improving existing products and manufacturing processes.

The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $249,000 and $181,000 in 2010 and 2009, respectively.
ENVIRONMENTAL COMPLIANCE
The Company’s manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways. The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. The Company’s policy is to conduct its business with due regard for the preservation and protection of the environment. The Company’s environmental waste management involves the regular auditing of satellite hazardous waste accumulation points, hazardous waste activities and authorized treatment, storage and disposal facility. As part of the Company’s environmental policy all manufacturing employees are trained on waste management and other environmental issues.
In June 2003, the Ohio Environmental Protection Agency (“Ohio EPA”) issued Core Molding Technologies’ final Title V Operating Permit for the Columbus, Ohio facility, and in May 2004 the Ohio EPA issued a final Title V Operating Permit for the Cincinnati, Ohio facility. In August 2005, the South Carolina Department of Health and Environmental Control issued a final Title V Operating Permit for the Gaffney, South Carolina facility. Since that time, Core Molding Technologies has substantially complied with the requirements of these permits. The Company has applied and continues to work with the Ohio EPA and the South Carolina Department of Health and Environmental Control to finalize renewal of the Title V Operating Permit for each of its US facilities.
The Company holds various environmental operating permits for its production facility in Matamoros, Mexico as required by US and Mexican state and federal regulations. The Company has substantially complied with all requirements of these operating permits.
EMPLOYEES
As of December 31, 2010, the Company employed a total of 1,014 employees, which consists of 405 employees in its United States operations and 609 employees in its Mexican operations. Of these 1,014 employees, 164 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2013, and 522 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2013.
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
SEASONALITY & BUSINESS CYCLE
The Company’s business is affected annually by the production schedules of its customers. Certain of the Company’s customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company’s third quarter. Certain customers also typically shut down their operations during the last week of December. As a result, demand for the Company’s products typically decreases during the third and fourth quarters. Demand for medium and heavy-duty trucks, personal watercraft, and automotive products also fluctuate on an economic, cyclical and a seasonal basis, causing a corresponding fluctuation for demand of the Company’s products.

ITEM 1A.	RISK FACTORS
The following risk factors describe various risks that may affect our business, financial condition, and operations. References to “we,” “us,” and “our” in this “Risk Factors” section refer to Core Molding Technologies and its subsidiaries, unless otherwise specified or unless the context otherwise requires.

We are dependent on sales to our major customers.
Sales to Navistar and PACCAR constituted approximately 55% and 27%, respectively, of our 2010 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, and financial condition.
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
The North American heavy and medium-duty truck industries are highly cyclical. In 2010 approximately 92% of product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers’ inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.
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
We are primarily a components supplier to the heavy and medium-duty truck industries, which are characterized by a small number of original equipment manufacturers (“OEMs”) that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from suppliers with lower production costs that are geographically closer to their new production facilities. These decisions by OEMs could require us to shift production between our plants so that we are more competitive. Moving production lines between our plants could result in significant one-time costs required for transfer expenses and capital investment. Additionally,

OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.
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
As of December 31, 2010, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 68% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 10, 2013 and January 16, 2013, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. These collective bargaining agreements expire at various times. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.
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
Changes in the legal, regulatory and social responses to climate change, including any possible effect on energy prices, could adversely affect our business and reduce our profitability.
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
Our debt agreements contain certain covenants. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt obligation. If a default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.
We may not achieve expected efficiencies related to the proximity of our customers’ production facilities to our manufacturing facilities, or with respect to existing or future production relocation plans.
Our facilities are located in close proximity to our customers in order to minimize both our customer’s and our own costs. If any of our customers were to move or if nearby facilities are closed, that may impact our ability to remain competitive. This might also require us to move closer to our customers, build new facilities or shift production between our current facilities to meet our customer’s needs, resulting in additional cost and expense. In January 2010, we announced our agreement with Navistar to shift production of certain products from our Columbus, Ohio facility to our Matamoros, Mexico facility as a result of the relocation of certain production by Navistar to its Escobedo, Mexico assembly plant. In 2010 the Company incurred $1.47 million of expense for transfer and startup costs and $1.32 million in capital costs associated with this production shift to Matamoros.
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
We have entered into executive severance agreements with certain senior management employees that provide for significant severance payments in the event such employee’s employment with us is terminated within two years of a change in control (as defined in the severance agreement) either by the employee for good reason (as defined in the severance agreement) or by us for any reason other than cause (as defined in the severance agreement), or for death, or disability. A change in control under these agreements includes any transaction or series of related transactions as a result of which less than fifty percent (50%) of the combined voting power of the then-outstanding securities immediately after such transaction are held in the aggregate by the holders of our voting stock immediately prior to such transaction; any person has become the beneficial owner of securities representing 50% or more of our voting stock; we file a report or proxy statement with the SEC that a change in control of the Company has occurred; or within any two year period, the directors at the beginning of the period cease to constitute at least a majority thereof. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.
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
We operate a manufacturing facility in Matamoros, Mexico and, as a result, our business and operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions and political conditions inherent in Mexico, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in Mexican currency exchange rates, which may favorably or adversely affect reported earnings. Having transferred certain of our production lines to Matamoros, Mexico in recent years, our operations in Mexico have increased materially, and accordingly our exposure to the aforementioned risks relating to foreign operations has increased. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition, or cash flows.
Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition and results of operations.
Over the last several years financial markets experienced turmoil and uncertainty that required significant intervention of the U.S. federal government. While the ultimate outcome of these events in the financial market cannot be predicted, they could have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. A financial crisis may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the sale of new trucks or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company owns three production facilities that are situated in Columbus, Ohio, Gaffney, South Carolina and Matamoros Mexico and leases a production facility in Batavia, Ohio. The Company believes that, through productive use, these facilities have adequate production capacity to meet 2011 production volume. Based on industry analysts’ forecasts for medium and heavy-duty truck production levels for 2012 and beyond, combined with recent business awards and to allow for further growth, the Company expects to add production capacity to its Matamoros facility in 2011.
The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28.2 acres of land. The Company acquired the property at 800 Manor Park Drive in 1996 as a result of the Asset Purchase Agreement with Navistar. The 331,558 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

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
The Matamoros, Mexico plant which was opened in mid 2009 is located at Guillermo Gonzalez Camarena y Thomas Alva Edison Manzana, Matamoros, Tamaulipas, Mexico. The facility consists of approximately 437,000 square feet on approximately 22 acres comprised of the following:

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
The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina and the SMC molding portion at the Matamoros, Mexico facility. The approximate large press capacity utilization for the molding of production products in these production facilities was 39% in the fourth quarter of both 2010 and 2009, respectively. The Company had 15 large molding presses at December 31, 2010, compared to 14 at December 31, 2009. Capacity utilization is measured on the basis of a five day, three-shifts per day operation.
The capacity of production in the Cincinnati, Ohio facility and the spray-up, hand-lay-up and RTM portion at the Matamoros, Mexico facility are not linked directly to equipment capacities, due to the nature of the products produced. Capacity of these operations is tied to available floor space and the availability of personnel. The approximate capacity utilization for these operations was 56% and 41% in the fourth quarters of 2010 and 2009, respectively.

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

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2010	$6.07	$4.29
Third Quarter	2010	6.15	3.99
Second Quarter	2010	6.12	3.40
First Quarter	2010	3.80	2.85

Fourth Quarter	2009	$3.39	$2.69
Third Quarter	2009	4.19	2.16
Second Quarter	2009	3.00	1.30
First Quarter	2009	2.99	1.16
The Company’s common stock was held by 345 holders of record on March 24, 2011.
The Company made no payments of cash dividends during 2010 and 2009. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2010:

Number of Shares to
	be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Shares
	Outstanding Options	Outstanding	Remaining
	or Vesting of	Options or	Available for
Plan Category	Restricted Grants	Restricted Grants	Future Issuance

Equity compensation plans approved by stockholders	568,422	$3.56	1,814,766

Equity compensation plans not approved by stockholders (1)	155,650	$3.21	—

(1)	On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

(In thousands,	Years Ended December 31,
except per share data)	2010	2009	2008	2007	2006
Operating Data:
Product sales	$89,903	$76,167	$110,539	$101,045	$150,174
Tooling sales	10,355	7,172	6,116	21,667	12,156

Net sales	100,258	83,339	116,655	122,712	162,330
Gross margin	16,349	11,425	21,210	16,968	29,869
Income before interest and taxes	6,417	2,485	9,190	5,569	15,856
Net income	2,433	1,107	5,741	3,829	10,519
Earnings Per Share Data:
Net income per common share:
Basic	.36	.16	.85	.44	1.04
Diluted	.34	.16	.82	.43	1.01
Balance Sheet Data:
Total assets	79,062	79,176	74,676	62,467	90,635
Working capital	14,916	13,587	10,631	6,253	27,575
Long-term debt	13,581	17,733	11,129	5,914	7,779
Stockholders’ equity	38,065	30,232	29,820	22,599	43,823
Return on Equity	6%	4%	19%	17%	24%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies’ Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
OVERVIEW
Core Molding Technologies is a manufacturer of sheet molding compound (“SMC”) and molder of fiberglass reinforced plastics, primarily for the medium and heavy-duty truck market, which accounted for approximately 92% and 93% of 2010 and 2009 product sales, respectively. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray-up, hand-lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing a vacuum infusion process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process. In June of 2009, the Company completed construction of its new 437,000 square foot production facility in Matamoros, Mexico that replaced its leased facility. In conjunction with the construction of its new facility, the Company also added compression molding operations in Matamoros, Mexico.

Core Molding Technologies recorded net income in 2010 of $2,433,000 or $0.36 per basic and $0.34 per diluted share, compared with $1,107,000 or $0.16 per basic and diluted share, in 2009. Product sales in 2010 increased 18% from 2009 product sales, which is primarily the result of increased demand from North American medium and heavy-duty truck customers as well as increased sales from recent business awards.
Negatively impacting the Company’s net income for the year ended December 31, 2010 were increases in deferred tax expense and certain other charges. In March 2010, Congress passed the Patient Protection and Affordable Care Act (“PPACA”) which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. As a result of this change, the Company reduced its deferred tax asset related to that subsidy and recorded a non-cash charge to income tax expense of $1,021,000 in the first quarter of 2010. The Company also incurred approximately $1,467,000, or $968,000, net of tax, of expense for costs associated with transferring certain operations from its Columbus, Ohio to its Matamoros, Mexico facilities. Excluding these charges, and considering the associated increase in profit sharing expense of $293,000, or $194,000 net of tax, income would have been $4,228,000, or $0.62 per basic share and $0.60 per diluted share.
In 2009 the Company recorded approximately $2,001,000, or $1,321,000 net of tax, of expense for transfer and start-up costs associated with the Company’s new production facility in Matamoros, Mexico. Excluding these costs, the Company’s 2009 net income would have been $2,428,000, or $0.36 per basic and diluted share.
Looking forward the Company anticipates 2011 sales levels to continue to increase as industry analysts are forecasting increases in truck production in 2011 as compared to 2010.
RESULTS OF OPERATIONS
2010 COMPARED WITH 2009
Sales for 2010 totaled $100,258,000, an approximate 20% increase from $83,339,000 reported for 2009. Included in total sales are tooling project revenues of $10,355,000 for 2010 and $7,172,000 for 2009. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2010, excluding tooling project revenue, totaled $89,903,000, an 18% increase from the $76,167,000 reported for 2009. The primary reasons for the increase were higher demand from North American medium and heavy-duty truck customers as well as recent business awards. Increased demand for the Company’s existing products had a favorable impact on product sales of $8,309,000. Awards of new business had a favorable impact on product sales of $8,134,000. The increases were offset by the effects of product pricing which decreased 2010 sales by approximately $2,707,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros production facility.
Sales to Navistar in 2010 totaled $55,138,000, an approximate 23% increase from the 2009 amount of $44,678,000. Included in total sales are tooling sales of $7,434,000 and $3,050,000 in 2010 and 2009, respectively. Included in 2010 tooling sales were approximately $2,809,000 of billings to Navistar for services provided and expenses incurred in connection with the relocation of certain production lines from the Company’s Columbus, Ohio production facility to its Matamoros production facility. Product sales to Navistar increased by 15% in 2010 as compared to 2009. The primary reason for the increase was higher demand for North American medium and heavy-duty trucks. The increase was partially off-set by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility.
Sales to PACCAR in 2010 totaled $26,736,000, an approximate 11% increase from the 2009 amount of $24,184,000. Included in total sales are tooling sales of $1,632,000 and $1,069,000 in 2010 and 2009, respectively. Product sales to PACCAR increased 9% in 2010 as compared to 2009. The primary reason for the increase was higher demand from the medium and heavy-duty truck markets as noted above. Total product sales to PACCAR were negatively impacted by lower sales for a product that has reached the end of its production life, which had the effect of reducing overall PACCAR product sales increases by approximately 7%.
Sales to other customers in 2010 totaled $18,383,000, an approximate 27% increase from 2009 sales of $14,477,000. Included in sales are tooling sales of $1,288,000 and $3,053,000 in 2010 and 2009, respectively. Product sales to other customers increased by $3,907,000 in 2010 as compared to 2009, with approximately 75% of the increase resulting from increased product sales to other medium and heavy-duty truck manufacturers. The remaining increase in other product sales was due to increased demand for the Company’s products from customers outside the medium and heavy-duty truck market.
Gross margin was approximately 16% of sales in 2010 compared to 14% of sales in 2009. Contributing approximately 3% to gross margin as a percent of sales in 2010 was higher fixed cost absorption due to higher production volumes. The Company’s manufacturing operations have significant overhead costs which do not change proportionately with production. Labor and benefit costs decreased by 2% of sales, which also contributed favorably to gross margin. The Company incurred approximately $1,467,000 in transition costs related to the movement of product lines from its Columbus, Ohio facility to its Matamoros, Mexico facility during 2010. Included in 2009 cost of sales were approximately $1,783,000 of transfer and start-up costs associated with the construction of the Company’s new production facility in Mexico. These costs had an unfavorable impact of approximately 1.5% and 2% of sales in 2010 and 2009, respectively. The decrease in transition costs contributed approximately 0.5% of sales to gross margin in 2010. Partially offsetting these increases were higher material costs and a change in sales mix in 2010 which negatively impacted gross margin by 2.5% and 1%, respectively.
Selling, general, and administrative expenses (“SG&A”) totaled $9,931,000 in 2010, increasing from $8,940,000 in 2009. The primary reason for the increase was higher benefit costs including employee profit sharing expense of $755,000. Also contributing to the increase were increases in travel costs and professional services costs of approximately $100,000 and $78,000, respectively, in 2010.
Net interest expense totaled $1,342,000 for the year ended December 31, 2010, compared to net interest expense of $951,000 for the year ended December 31, 2009. The primary cause of the increase was mark-to-market adjustments on the Company’s interest rate swaps. In 2010 approximately $234,000 of expense was recorded related to the mark to market of the Company’s interest rate swaps, compared to $210,000 of income related to interest rate swaps for 2009. Additionally, the Company capitalized interest of approximately $167,000 in 2009 related to construction of its new production facility in Mexico which was placed into service in June 2009. Excluding interest related to swaps, interest costs in 2010 were lower due to reduced interest rates as a result of a May 11, 2010 amendment to the Company’s Credit Agreement as well as lower average outstanding debt balances.
Income tax expense was approximately 52% and 28% of total income before taxes in 2010 and 2009, respectively. The increase in the Company’s effective tax rate in 2010, as compared to 2009, is due to the impact of the write off of certain deferred tax assets of $1,021,000. The deferred tax write off was due to the passage of the Patient Protection and Affordable Care Act (“PPACA”) which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s effective tax rate was 32% in 2010.
Net income for 2010 was $2,433,000 or $0.36 per basic and $0.34 per diluted share, representing an increase of $1,326,000 from the 2009 net income of $1,107,000 or $0.16 per basic and diluted share.
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
Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 revolving line of credit; (4) a $2,678,563 term loan to refinance an existing term loan; and (5) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.
On March 8, 2010, the Company entered into the fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fourth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) modification of the definition EBITDA to add back transition costs of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility, (2) modification to the fixed charge definition to exclude capital expenditures of up to $2,000,000 associated with the relocation of certain products from the Company’s Columbus, Ohio facility to its Matamoros, Mexico facility, (3) retroactive modification of the amortization schedule of the Mexican loan to forgo the principal payment due January 31, 2010 of $1,600,000 as a result of the Company limiting its borrowing to $6,400,000 instead of the full amount of the loan contemplated ($8,000,000), and (4) consent to transfer certain assets of the Company from Columbus, Ohio to Matamoros, Mexico.
On May 11, 2010, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fifth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) a decrease in the applicable margin for interest rates to 275 basis points from 375 basis points for the Capex and Mexican loans and the revolving line of credit, effective May 1, 2010 and (2) an extension of the commitment for the revolving line of credit to April 30, 2012.
Cash provided by operating activities totaled $7,367,000. Net income contributed $2,433,000 to operating cash flow. Non-cash deductions for depreciation and amortization contributed $3,949,000 and a reduction of deferred income tax assets favorably impacted operating cash flow by $1,225,000. The partial settlement of the post retirement benefits liability used cash of approximately $1,257,000. Changes in working capital reduced cash provided by operating activities by $366,000 due to increases in accounts receivable and inventory, which were partially offset by increases in accounts payable and accrued liabilities.
Cash used for investing activities was $2,206,000 for the year ended December 31, 2010, which primarily represents additional investment made in the Company’s new manufacturing facility in Mexico as well as the acquisition of machinery and equipment at all of the Company’s production facilities. Commitments for capital expenditures were $184,000 at December 31, 2010.
Planned capital expenditures for 2011 are approximately $4,200,000. As previously discussed the Company expects to add additional capacity to its Matamoros facility to meet demand in 2012 and beyond. Given these capacity needs management is evaluating the specific production capacity requirements and is likely to commit additional capital spending of $10 million to $13 million in 2011.
Cash used in financing activities was $3,646,000 in 2010. The primary financing activities were principal payments on the capex loan, term loan and industrial revenue bond.
At December 31, 2010, the Company had cash on hand of $5,657,000 and an available line of credit of $8,000,000 (“Line of Credit”), which is scheduled to mature on April 30, 2012. At December 31, 2010 and 2009, Core Molding Technologies had no outstanding borrowings on the Line of Credit. Management expects the current cash balance along with this line of credit to be adequate to meet Core Molding Technologies’ planned liquidity needs. However, the Company may seek additional bank funding as deemed necessary to support the additional capital needs as mentioned above.
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2010, the Company was in compliance with its financial debt covenants.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of 2011 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants to the Credit Agreement, as amended, for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs. However, if a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2010:

	2011	2012 – 2013	2014 – 2015	2016 and after	Total
Debt	$4,151,000	$7,840,000	$5,028,000	$714,000	$17,733,000
Line of credit	—	—	—	—	—
Interest	633,000	735,000	208,000	7,000	1,583,000
Operating lease obligations	316,000	179,000	—	—	495,000
Contractual commitments for capital expenditures	184,000	—	—	—	184,000
Post retirement benefits	933,000	1,360,000	1,447,000	7,097,000	10,837,000

Total	$6,217,000	$10,114,000	$6,683,000	$7,818,000	$30,832,000
Interest is calculated based the effective interest rates on the Company’s borrowing arrangements reflective of the interest rate swap agreements in place for the long-term borrowings. As of December 31, 2010, the Company had no off-balance sheet arrangements.
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
Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had an allowance for doubtful accounts of $118,000 at December 31, 2010 and $113,000 at December 31, 2009. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company recorded allowances for chargebacks of $695,000 at December 31, 2010 and $519,000 at December 31, 2009.
Inventories
Inventories, which include material, labor, and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company had an allowance for slow moving and obsolete inventory of $750,000 at December 31, 2010 and $762,000 at December 31, 2009.

Goodwill and Long-Lived Assets
Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. In particular, decreases in future cash flows from operating activities that are below our assumptions could have an adverse effect on the Company’s ability to recover its long-lived assets. The Company has not recorded any impairment to goodwill for long-lived assets for the years ended December 31, 2010 and 2009. A 10% decrease in future cash flows would not adversely impact the net book value of goodwill and a 1% increase in the rate used to discount future cash flows would not adversely impact the net book value of goodwill.
Self-Insurance
The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2010 and 2009 of $1,041,000 and $944,000, respectively.
Post Retirement Benefits
Management records an accrual for post retirement costs associated with the health and life insurance plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Consolidated Financial Statements. As described in Note 10, in August 2010, the Company eliminated its health and life insurance post retirement benefits for all current and future represented employees who had not retired as of August 7, 2010. The elimination of benefits resulted in a reduction of the Company’s post retirement health and life insurance benefits liability of $10,282,000. Core Molding Technologies had a liability for post retirement health and life insurance benefits based on actuarially computed estimates of $10,837,000 at December 31, 2010, and $18,744,000 at December 31, 2009.
Revenue Recognition
Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s balance sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2010 the Company recorded a net liability related to tooling in progress of $320,000, which represents approximately $2,697,000 of progress tooling billings and $2,377,000 of progress tooling expenses. At December 31, 2009 the Company recorded a net liability related to tooling in progress of $485,000, which represents approximately $2,424,000 of progress tooling billings and $1,939,000 of progress tooling expenses.
Income Taxes
Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.
An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its two largest customers (Navistar and PACCAR), and any recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset of $3,910,000.
Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination. Management has recognized all tax positions as of December 31, 2010.
The net deferred tax asset of $3,910,000 at December 31, 2010 consists primarily of temporary differences relating to post-retirement health and life insurance benefits of $3,903,000, as well as temporary differences between the book and tax value for accrued liabilities, inventory reserves, and accounts receivable of approximately $1,467,000. These are partially offset by a deferred tax liability related to property, plant and equipment of $1,460,000.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which was effective for our first fiscal quarter of 2010. The new guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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
Core Molding Technologies has the following six items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) Revolving Line of Credit and Mexican loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) Capex loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%); (4) bank Term loan under the Credit Agreement, with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 5.75%); (5) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (6) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit and the Mexican loan would have been impacted in 2010 and 2009. The interest rate on these loans is based upon LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
A 10% change in future interest rate curves would significantly impact the fair value of the Company’s interest rate swaps.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Core Molding Technologies, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Columbus, Ohio
March 29, 2011

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2010	2009
Net sales:
Products	$89,903,012	$76,166,975
Tooling	10,354,632	7,171,701

Total sales	100,257,644	83,338,676

Total cost of sales	83,908,976	71,913,360

Gross margin	16,348,668	11,425,316

Total selling, general, and administrative expense	9,931,351	8,939,820

Income before interest and income taxes	6,417,317	2,485,496

Interest expense	1,341,734	951,051

Income before income taxes	5,075,583	1,534,445

Income taxes:
Current	1,665,551	(608,815)
Deferred	976,960	1,036,189

Total income taxes	2,642,511	427,374

Net income	$2,433,072	$1,107,071

Net income per common share:
Basic	$.36	$.16

Diluted	$.34	$.16

Weighted average common shares outstanding:
Basic	6,846,993	6,772,065

Diluted	7,067,020	6,824,552

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,656,865	$4,141,838
Accounts receivable (less allowance for doubtful accounts: 2010 — $118,000 and 2009 — $113,000)	14,746,138	11,936,335
Inventories:
Finished goods	1,491,886	863,166
Work in process	1,125,153	1,253,975
Stores	5,791,491	4,896,221

Total inventories, net	8,408,530	7,013,362

Deferred tax asset	1,390,928	1,195,831
Foreign sales tax receivable	1,001,039	652,155
Income tax receivable	—	562,176
Prepaid expenses and other current assets	874,041	1,021,093

Total current assets	32,077,541	26,522,790

Property, plant, and equipment	83,657,334	81,670,080
Accumulated depreciation	(40,314,403)	(36,726,836)

Property, plant, and equipment, net	43,342,931	44,943,244

Deferred tax asset	2,519,567	6,570,802
Goodwill	1,097,433	1,097,433
Other assets	24,793	42,029

Total Assets	$79,062,265	$79,176,298

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Current portion long-term debt	$4,151,420	$3,675,005
Accounts payable	6,487,983	4,805,468
Tooling in progress	320,041	484,786
Current portion of post retirement benefits liability	933,000	667,000
Accrued liabilities:
Compensation and related benefits	3,678,692	2,400,587
Interest payable	67,971	102,069
Taxes	456,351	—
Other	1,065,727	800,912

Total current liabilities	17,161,185	12,935,827

Long-term debt	13,581,425	17,732,842
Interest rate swaps	350,916	198,809
Post retirement benefits liability	9,904,000	18,076,696

Total Liabilities	40,997,526	48,944,174

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 2010 and 2009 — 0	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; outstanding shares: 2010 — 6,880,295 and 2009 — 6,799,641	68,803	67,996
Paid-in capital	23,790,263	23,336,197
Accumulated other comprehensive income (loss), net of income tax	3,213,197	(1,805,897)
Treasury stock	(26,253,478)	(26,179,054)
Retained earnings	37,245,954	34,812,882

Total Stockholders’ Equity	38,064,739	30,232,124

Total Liabilities and Stockholders’ Equity	$79,062,265	$79,176,298

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2010 and 2009

					Accumulated
					Other
	Common Stock				Comprehensive		Total
	Outstanding		Paid-In	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
Balance at December 31, 2008	6,765,790	$67,658	$23,002,472	$33,705,811	$(776,175)	$(26,179,054)	$29,820,712

Net Income				1,107,071			1,107,071
Change in post retirement benefits, net of tax of $800,823					(1,094,177)		(1,094,177)
Change in interest rate swaps, net of tax of $29,076					64,455		64,455

Comprehensive Income							77,349
Restricted stock issued	33,851	338	183,070				183,408
Share-based compensation			150,655				150,655

Balance at December 31, 2009	6,799,641	$67,996	$23,336,197	$34,812,882	$(1,805,897)	$(26,179,054)	$30,232,124

Net Income				2,433,072			2,433,072
Change in post retirement benefits, net of tax of $2,739,066					4,946,813		4,946,813
Change in interest rate swaps, net of tax of $37,236					72,281		72,281

Comprehensive Income							7,452,166
Common stock issued	34,550	346	102,970				103,316
Purchase of treasury stock	(14,584)	(146)				(74,424)	(74,570)
Restricted stock issued	60,688	607					607
Share-based compensation			351,096				351,096

Balance at December 31, 2010	6,880,295	$68,803	$23,790,263	$37,245,954	$3,213,197	$(26,253,478)	$38,064,739

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,433,072	$1,107,071

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,949,378	3,855,603
Deferred income taxes	1,224,758	1,036,189
Net post retirement benefits settlement loss	329,609	—
Share-based compensation	351,703	334,063
Mark-to-market of interest rate swaps	233,625	(210,041)
(Gain) loss on disposal of assets	(7,823)	31,405
Gain on translation of foreign currency financial statements	(114,372)	(135,769)
Change in operating assets and liabilities:
Accounts receivable	(2,809,803)	3,498,768
Inventories	(1,395,167)	2,718,861
Prepaid expenses and other assets	(292,890)	(75,086)
Accounts payable	1,769,585	(1,745,662)
Accrued and other liabilities	2,362,605	(3,153,925)
Partial settlement of post retirement benefits liability	(1,256,650)	—
Post retirement benefits liability	589,301	972,799

Net cash provided by operating activities	7,366,931	8,234,276

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,227,748)	(10,065,099)
Proceeds from sale of property and equipment	22,100	18,000

Net cash used in investing activities	(2,205,648)	(10,047,099)

Cash flows from financing activities:
Payment of principal on capex loan	(1,714,286)	(1,000,000)
Payment of principal on term loan	(1,285,716)	(1,285,716)
Payment of principal on industrial revenue bond	(675,000)	(620,000)
Proceeds from issuance of common stock	103,316	—
Payments related to purchase of treasury stock	(74,570)	—
Gross repayments on revolving line of credit	—	(34,389,061)
Gross borrowings on revolving line of credit	—	33,195,096
Financing costs for new credit agreement	—	(224,321)
Borrowings on construction loans	—	10,278,663

Net cash (used in) provided by financing activities	(3,646,256)	5,954,661

Net increase in cash and cash equivalents	1,515,027	4,141,838

Cash and cash equivalents at beginning of year	4,141,838	—

Cash and cash equivalents at end of year	$5,656,865	$4,141,838

Cash paid during the year for:
Interest	$1,048,339	$1,146,159

Income taxes (net of tax refunds)	$570,583	$300,958

Non Cash:
Fixed asset purchases in accounts payable	$51,247	$23,946

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Business Formation, Nature of Operations and Basis of Presentation
Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) operate in the plastics market in a family of products known as “reinforced plastics”. Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility utilizes spray-up and hand-lay-up open mold processes, RTM and SMC closed mold process to produce reinforced plastic products. Core Molding Technologies also sells reinforced plastic products in the automotive-aftermarket industry through one of its subsidiaries, Core Automotive Technologies, doing business as Keystone Restyling Products.
The Company operates in one business segment as a manufacturer of SMC and molder of fiberglass reinforced plastics. The Company produces and sells SMC and molded products for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarket, personal watercraft, and other commercial products.
As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, the Company determined that certain of its previously filed financial statements contained an error related to the understatement of a deferred tax asset for certain retiree drug subsidies (“RDS”) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. In order to assess materiality with respect to these errors, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of these errors on prior period consolidated financial statements was immaterial. Accordingly, the Company’s consolidated balance sheet as of December 31, 2009 and the related consolidated statements of income, consolidated statement of stockholders’ equity and cash flows for the year ended December 31, 2009 were revised and reflect the correction of this immaterial error. Correction of this error in the Company’s consolidated balance sheet as of December 31, 2009 resulted in an increase in deferred tax assets of approximately $1,035,000, an increase to retained earnings of approximately $618,000 and an increase to accumulated other comprehensive income of approximately $417,000. For the year ended December 31, 2009, the consolidated statement of income reflects an increase in income tax benefit of approximately $89,000, and other comprehensive income reflects an increase of $190,000. Retained earnings and accumulated other comprehensive loss as of December 31, 2008 reflect an increase of $528,000 and $317,000, respectively, due to the correction of this error.
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
Revenue Recognition — Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, chargebacks and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2010, the Company recorded a net liability related to tooling in progress of $320,000, which represents approximately $2,697,000 of progress tooling billings and $2,377,000 of progress tooling expenses. At December 31, 2009, the Company recorded a net liability related to tooling in progress of $485,000, which represents approximately $2,424,000 of progress tooling billings and $1,939,000 of progress tooling expenses.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $5,657,000 at December 31, 2010 and $4,142,000 at December 31, 2009.
Accounts Receivable Allowances — Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company had an allowance for doubtful accounts of $118,000 at December 31, 2010 and $113,000 at December 31, 2009. Management also records estimates for chargebacks such as customer returns, customer rework chargebacks, discounts offered to customers, and price adjustments. Should these customer returns, chargebacks, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for chargebacks of $695,000 at December 31, 2010 and $519,000 at December 31, 2009. There have been no material changes in the methodology of these calculations.
Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. The Company has recorded an allowance for slow moving and obsolete inventory of $750,000 at December 31, 2010 and $762,000 at December 31, 2009.
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
Depreciation expense was $3,841,000 and $3,705,000 for 2010 and 2009, respectively. The Company capitalized interest cost of approximately $8,000 and $167,000 for the years ended December 31, 2010 and 2009, respectively.
Long-Lived Assets — Long-lived assets consist primarily of property and equipment and goodwill. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment on the basis of undiscounted expected future cash flows from operations before interest. For goodwill, the Company evaluates annually on December 31st whether impairment exists or at interim periods if an indicator of possible impairment exists. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. There was no impairment of the Company’s long-lived assets for the years ended December 31, 2010 and 2009.
Income Taxes — The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 9.
Self-insurance — The Company is self-insured with respect to its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company had an estimated liability for self-insured medical and dental claims and worker’s compensation claims at December 31, 2010 and 2009 of $1,041,000 and $944,000, respectively.
Fair Value of Financial Instruments — The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued a standard to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This standard did not change the requirements to apply fair value in existing accounting standards. Under this standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.
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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and December 31, 2009:

				Total Liabilities as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Interest rate swap liabilities	$—	$350,916	$—	$350,916

				Total Liabilities as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Interest rate swap liabilities	$—	$198,809	$—	$198,809
There were no non-recurring fair value measurements for the year ended December 31, 2010.
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
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets were as follows:

	Balance Sheet	December 31,	December 31,
	Location	2010 Fair Value	2009 Fair Value

Derivatives designated as hedging instruments Interest rate risk activities	Interest rate swaps	$322	$227,482

Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$350,594	$(28,673)

Total		$350,916	$198,809

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The effect of derivative instruments on the Consolidated Statements of Income was as follows:
Derivatives in Cash Flow Hedging Relationships

			Location of Gain
			(Loss) Reclassified
	Amount of Gain (Loss)		from AOCI into	Amount of Gain (Loss)
Derivatives in Cash	Recognized in OCI on		Income	Reclassified from AOCI into
Flow Hedging Relationships	Derivative (Effective Portion)		(Effective Portion)	Expense (Effective Portion)
	December 31,	December 31,		December 31,	December 31,
Year ended	2010	2009		2010	2009
Interest rate swaps	$27,170	$129,215	Interest expense, net	$(24,502)	$(206,522)

	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in
	in Income on Derivative (Ineffective	Income of Derivative (Ineffective
Derivatives in Cash Flow	Portion and Amount Excluded from	Portion and Amount Excluded from
Hedging Relationship	Effectiveness Testing)	Effectiveness Testing)
		December 31,	December 31,
Year ended		2010	2009
Interest rate swaps	Interest income (expense)	$—	$43,697
Derivatives not designated as hedging instruments

		Amount of Realized/Unrealized Gain
Derivatives Not Designated as	Location of Gain (Loss) Recognized	(Loss) Recognized in Income on
Hedging Instruments	in Income on Derivative	Derivatives
		December 31,	December 31,
Year ended		2010	2009
Interest rate swaps	Interest income (expense)	$(233,625)	$166,344
During 2010 and 2009, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 6, the Company discontinued the use of hedge accounting for two of its interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $54,350, net of tax.
Concentration of Credit Risk — The Company has significant transactions with two major customers (see Note 3), which together comprised 82% and 83% of total sales in 2010 and 2009, respectively and 73% and 74% of accounts receivable at December 31, 2010 and 2009, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company’s expectations. Export sales, including sales to Canada and Mexico, for products provided to certain customers’ manufacturing and service locations totaled 15% and 8% of total sales for 2010 and 2009, respectively.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The computation of basic and diluted earnings per common share is as follows:

	Years Ended December 31,
	2010	2009

Net income	$2,433,072	$1,107,071

Weighted average common shares outstanding	6,846,993	6,772,065
Effect of dilutive securities:
Stock options	120,601	—
Restricted stock	99,426	52,487

Weighted average common and potentially issuable common shares outstanding — diluted	7,067,020	6,824,552

Basic earnings per common share	$.36	$.16
Diluted earnings per common share	$.34	$.16
23,000 shares at December 31, 2010 and 559,000 shares at December 31, 2009 were not included in diluted earnings per share as they were anti-dilutive.
Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised of the following, net of tax:

	December, 31
	2010	2009
Interest rate swaps	$(121,800)	$(194,081)
Post retirement benefits	3,334,997	(1,611,816)

	$3,213,197	$(1,805,897)

Research and Development — Research and development costs, which are expensed as incurred, totaled approximately $249,000 in 2010 and $181,000 in 2009.
Recent Accounting Pronouncements — In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which was effective for our first fiscal quarter of 2010. The new guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this guidance did not have a material effect on our consolidated financial statements.
Foreign Currency Adjustments — In conjunction with the Company’s acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency translation and transaction gains included in selling, general and administrative expense totaled $97,059 and $104,993 in 2010 and 2009, respectively.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table presents net sales for the above-mentioned customers for the years ended December 31, 2010 and 2009:

	2010	2009

Navistar product sales	$47,704,058	$41,628,094
Navistar tooling sales	7,434,168	3,049,675

Total Navistar sales	55,138,226	44,677,769

PACCAR product sales	25,103,983	23,114,813
PACCAR tooling sales	1,632,137	1,069,320

Total PACCAR sales	26,736,120	24,184,133

Other product sales	17,094,971	11,424,068
Other tooling sales	1,288,327	3,052,706

Total other sales	18,383,298	14,476,774

Total product sales	89,903,012	76,166,975
Total tooling sales	10,354,632	7,171,701

Total sales	$100,257,644	$83,338,676

4. Foreign Operations
In conjunction with the Company’s acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made to United States customers in United States dollars, which totaled $41,347,000 in 2010 and $21,385,000 in 2009. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 25% of sales of the Matamoros facility in 2010 and 33% of sales of the Matamoros facility in 2009. In June of 2009, the Company took occupancy of a new 437,000 square foot production facility in Matamoros, Mexico that replaced its leased facility. The Company owns long-lived assets that are geographically located in Mexico, which have a net book value of $23,848,000 and $20,779,000 at December 31, 2010 and 2009, respectively. The Company’s manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties including safety and security concerns inherent to Mexico. Among other risks, the Company’s Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.
5. Property, Plant, and Equipment
Property, plant, and equipment consisted of the following at December 31:

	2010	2009

Land and land improvements	$5,097,692	$5,097,692
Buildings	36,017,954	35,395,651
Machinery and equipment	41,483,799	40,363,751
Tools, dies, and patterns	796,266	780,962
Additions in progress	261,623	32,024

Total	83,657,334	81,670,080
Less accumulated depreciation	(40,314,403)	(36,726,836)

Property, plant, and equipment — net	$43,342,931	$44,943,244

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Additions in progress at December 31, 2010 and 2009 relate to equipment purchases that were not yet completed at year end. At December 31, 2010 and 2009, commitments for capital expenditures in progress were $184,000 and $30,000, respectively. Capitalized interest for the years ended December 31, 2010 and 2009 was approximately $8,000 and $167,000, respectively.
6. Debt and Leases

	December, 31
Debt consists of the following at:	2010	2009
Capex loan payable to a bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through May 2016.	$9,285,714	$11,000,000

Mexican loan payable to a bank, interest at a variable rate with annual principal and monthly interest payments over a five-year period through May 2014.	6,400,000	6,400,000

Term loan payable to a bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through January 2011. Paid in full during January 2011.	107,131	1,392,847

Industrial Revenue Bond, interest adjustable weekly (2010 average 0.65%; 2009 average 1.82%), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit with a balance of $1,998,000 and $2,694,000 as of December 31, 2010 and 2009, respectively.	1,940,000	2,615,000

Revolving line of credit	—	—

Total	17,732,845	21,407,847
Less current portion	(4,151,420)	(3,675,005)

Long-term debt	$13,581,425	$17,732,842

On December 9, 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a Credit Agreement to refinance some existing debt and borrow funds to finance the construction of the Company’s new manufacturing facility in Mexico.
Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 revolving line of credit; (4) a $2,678,563 term loan to refinance an existing term loan; and (5) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
On May 11, 2010, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the terms of the Fifth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) a decrease in the applicable margin for interest rates to 275 basis points from 375 basis points for the Capex and Mexican loans and the revolving line of credit, effective May 1, 2010 and (2) an extension of the commitment for the revolving line of credit to April 30, 2012.
The $12,000,000 Capex loan was a construction draw loan that converted to a seven-year term loan with fixed monthly principal payments. Borrowings made pursuant to this loan bears interest, payable monthly at 30 day LIBOR plus 275 basis points. The 30 day Libor rate was 0.26% at December 31, 2010. This loan had a balance of $9,285,714 and $11,000,000 at December 31, 2010 and 2009, respectively.
The $8,000,000 Mexican loan, was also a construction draw loan to finance the new production facility in Matamoros, Mexico that was converted to a term loan in July 2009. This commitment had an original term of five years with annual payment installments commencing January 31, 2010. During 2009, the Company elected to only borrow $6,400,000 and forego the January 31, 2010 payment. This modification of the original amortization schedule for the Mexican loan was completed with the Fourth Amendment to the credit agreement. As a result, the Company’s first payment was not due until January 31, 2011. Amounts borrowed under this loan may not be reborrowed once repaid. Borrowings made pursuant to this loan bears interest, payable annually at daily LIBOR rate plus 275 basis points. The daily Libor rate was 0.25% at December 31, 2010. The Mexican loan had a balance of $6,400,000 at December 31, 2010 and 2009.
On December 30, 2003, the Company borrowed $9,000,000 in the form of a term loan collateralized by the Company’s assets. The Credit Agreement entered into by the Company on December 9, 2008 provided for refinancing the Company’s existing balance on this note. The terms of the refinance with respect to the amortization and repayment of the principal amount of such indebtedness were unchanged. Borrowings made pursuant to the refinanced term loan will bear interest, payable monthly at 30 day LIBOR plus 200 basis points. The 30 day Libor rate was 0.26% at December 31, 2010. The term loan had a balance of $107,131 and $1,392,847 at December 31, 2010 and 2009, respectively.
Industrial Revenue Bond
In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Revenue Bond (“IRB”). The IRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IRB is 10%.
As security for the IRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $1,998,000 as of December 31, 2010. The Credit Agreement entered into by the Company on December 9, 2008 and subsequent amendments also included a commitment for this existing letter of credit. The letter of credit can only be used to pay principal and interest on the IRB. Any borrowings made under the letter of credit bear interest at the bank’s prime rate and are secured by a lien and security interest in all of the Company’s assets. The letter of credit expires in April 2012, and the Company intends to extend the letter of credit each year as required by the IRB.
Revolving Line of Credit
At December 31, 2010, the Company had available an $8,000,000 variable rate bank revolving line of credit scheduled to mature on April 30, 2012. The line of credit bears interest at daily LIBOR plus 275 basis points. There was no balance on the bank revolving line of credit at December 31, 2010 and 2009.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Annual maturities of long-term debt are as follows:

2011	$4,151,000
2012	4,106,000
2013	3,734,000
2014	3,314,000
2015	1,714,000
Thereafter	714,000

Total	$17,733,000

Interest Rate Swaps
In conjunction with its variable rate Industrial Revenue Bond (“IRB”), the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. During 2010 the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Income. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $(199,990) as of December 31, 2009, is being amortized as an increase to interest expense of $3,384 per month, net of tax, over the remaining term of the interest rate swap agreement beginning January 2010. The fair value of the swap was a liability of $126,095 and $199,990 as of December 31, 2010 and 2009, respectively. Interest income of $73,895 for the mark-to-market adjustment of swap fair value was recorded for the year ended 2010 related to this swap. Interest income of $43,697 related to the ineffectiveness of this swap was recorded for the year ended December 31, 2009. The notional amount of the swap at December 31, 2010 and 2009 was $1,940,000 and $2,615,000, respectively.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the term loan. Under this agreement, the Company pays a fixed rate of 5.75% to the bank and receives LIBOR plus 200 basis points. The swap term and notional amount matches the payment schedule on the secured term loan with final maturity in January 2011. The interest rate swap is a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows are substantially the same. The fair value of the swap was a liability of $322 and $27,492 as of December 31, 2010 and 2009, respectively. While the Company is exposed to credit loss on its interest rate swap in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty. The notional amount of the swap was $107,131 and $1,392,847 at December 31, 2010 and 2009, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and expires in May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Income. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $(145,684) as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of December 31, 2010 and 2009 was a liability of $224,499 and an asset of $28,673, respectively. The Company recorded interest expense of $253,172 and interest income of $174,357 for mark-to-market adjustments of fair value in 2010 and 2009, respectively, related to this swap. The notional amount of the swap was $9,285,714 and $11,000,000 at December 31, 2010 and 2009, respectively.
Interest expense includes approximately $179,000 and $360,000 of expense in 2010 and 2009, respectively, for settlements related to the swaps.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Bank Covenants
The Company is required to meet certain financial covenants included in its debt agreements with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2010, the Company was in compliance with its financial debt covenants for the line of credit, term loan, Capex loan Mexican loan and, the letter of credit securing the Industrial Revenue Bond.
Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of 2011 heavy and medium-duty truck production volumes as well as other assumptions management believes to be reasonable, management believes that the Company will be able to maintain compliance with the covenants as amended under all amendments to the Credit Agreement for the next 12 months. Management believes that cash flow from operating activities together with available borrowings under the Credit Agreement will be sufficient to meet Core Molding Technologies’ liquidity needs. However, if a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
Total rental expense was $554,000 and $1,196,000 for 2010 and 2009, respectively. Included in rental expense are rental costs related to the use of equipment during the normal course of business under nonbinding terms. Rental expense in 2009 also includes the Company’s previously leased facility in Matamoros, Mexico which was vacated in June 2009. Future minimum operating lease payments are as follows:

2011	$316,000
2012	179,000

Total minimum lease payments	$495,000

7. Equity
Treasury Stock
On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. Navistar continues to be a significant stockholder of the Company’s common stock with 664,000 shares, or approximately 9.3% of the shares outstanding after the repurchase. Navistar is also the Company’s largest customer, accounting for approximately 55% of the Company’s 2010 sales. The Company used approximately $19 million of cash and $7.1 million from its revolving line of credit to fund the repurchase. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which were recorded as part of the cost of its treasury stock.
During 2010, employees surrendered 14,584 shares of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Stock Options
There were no grants of options in the years ended December 31, 2010 and 2009. Total compensation cost related to incentive stock options for the years ended December 31, 2010 and 2009 was $40,000 and $83,000, respectively. Compensation expense was allocated such that $38,000 and $75,000 is included in selling, general, and administrative expenses and $2,000 and $8,000 is recorded in cost of sales for the years ended December 31, 2010 and 2009, respectively. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
During the year ended December 31, 2010, Core Molding Technologies received approximately $103,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $67,000. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Tax benefit received as a result of disqualified dispositions was $29,000. There were no stock options exercised during 2009.
The following summarizes all stock option activity for the years ended December 31:

	2010		2009
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number of	Exercise
	of Options	Price	Options	Price
Outstanding- beginning of year	558,825	$3.30	570,225	$3.30
Granted	—	—	—	—
Exercised	(34,550)	2.99	—	—
Forfeited	(4,000)	4.58	(11,400)	3.21

Outstanding-end of year	520,275	$3.31	558,825	$3.30

Exercisable at December 31	494,475	$3.34	514,325	$3.30

Vested or expected to vest at December 31	520,275	$3.31	556,600	$3.30

As of December 31, 2010, outstanding options had an aggregate intrinsic value of approximately $1,296,000 and a weighted average remaining contractual term of approximately three years. Vested and exercisable stock options had an aggregate intrinsic value of $1,218,000 and a weighted average remaining contractual term of approximately three years.
The following summarizes the status of, and changes to, unvested options during the years ended December 31, 2010 and 2009:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2008	88,830	$3.37
Granted	—	—
Vested	(44,330)	3.44
Forfeited	—	—

Unvested at December 31, 2009	44,500	$3.29
Granted	—	—
Vested	(18,300)	3.99
Forfeited	(400)	6.40

Unvested at December 31, 2010	25,800	$2.75

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
At December 31, 2010, there was $22,000 of total unrecognized compensation cost related to stock options granted under the Original Plan expected to be recognized over the weighted average remaining contractual term of approximately three years.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

			Options
	Options Outstanding		Exercisable
		Weighted
		Average
		Contractual
Range of	Number of	Life	Number of
Exercise Prices	Options	In Years	Options
$2.75	67,100	3.8	41,300
$3.21	390,175	3.1	390,175
$3.28	40,000	4.2	40,000
$6.40	18,000	4.8	18,000
$7.98	5,000	5.0	5,000

	520,275		494,475

Restricted Stock
In May of 2006, Core Molding Technologies began awarding shares of its common stock to certain directors, officers, and key executive employees in the form of restricted stock. These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of the Restricted Stock and changes during the years ended December 31:

	2010		2009
		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair
	Shares	Value	Shares	Value

Unvested- beginning of year	187,445	$3.91	85,106	$7.01
Granted	77,040	5.20	150,210	2.56
Vested	(60,688)	5.54	(33,851)	5.42
Forfeited	—	—	(14,020)	4.65

Unvested at end of year	203,797	$3.91	187,445	$3.91

Vested and expected to vest at December 31	312,943	$4.36	236,720	$4.44

As of December 31, 2010 there was $457,000 of total unrecognized compensation cost related to restricted stock granted. That remaining cost is expected to be recognized over the weighted average remaining contractual term of 2.3 years. The total compensation expense related to restricted stock grants during the years ended December 31, 2010 and 2009 was $311,000 and $251,000, respectively, and is recorded as selling, general, and administrative expense.
9. Income Taxes
In the first quarter of 2010 the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The PPACA changes the tax treatment related to existing RDS available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013 by requiring the amount of the subsidy received to be offset against the Company’s deduction for health care expenses. Accordingly, during the first quarter of 2010, the Company recorded a one time charge to income tax expense of $1,021,000 related to the write down of its deferred tax asset for RDS.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The Consolidated Balance Sheets include a net deferred tax asset of $3,910,000 and $7,767,000, as of December 31, 2010 and 2009, respectively. During 2010, the Company reduced its deferred tax asset by approximately $3,413,000 as a result of the remeasurement and partial settlement of the post retirement benefits liability and by approximately $1,021,000 in association with the PPACA as noted above. The reduction in deferred tax asset for the remeasurement and partial settlement was recorded as a component of other comprehensive income in 2010. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Components of the provision (credit) for income taxes are as follows:

	2010	2009
Current:
Federal — US	$1,420,000	$(806,000)
Federal — Foreign	199,000	94,000
State and local	47,000	103,000

	1,666,000	(609,000)

Deferred:
Federal	972,000	1,145,000
State and local	5,000	(109,000)

	977,000	1,036,000

Provision for income taxes	$2,643,000	$427,000

A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company’s income tax provision for the years ended December 31 is as follows:

	2010	2009

Provision at federal statutory rate — US	$1,712,000	$522,000
Effect of PPACA adjustment	1,021,000	—
Effect of foreign taxes	(93,000)	(16,000)
Other	3,000	(79,000)

Provision for income taxes	$2,643,000	$427,000

The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage increases from 3% to 9% over a six-year period beginning in 2005. The amount of the deduction available to the Company in 2010 was $44,000. There was no deduction in 2009 due to a federal tax loss for 2009. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction. Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $29,000 and $0 in 2010 and 2009, respectively.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Deferred tax assets consist of the following at December 31:

	2010	2009
Current asset (liability):
Accrued liabilities	$605,000	$569,000
Accounts receivable	292,000	221,000
Inventory	568,000	495,000
Other, net	(74,000)	(89,000)

Total current asset	1,391,000	1,196,000

Non-current asset (liability):
Property, plant, and equipment	(1,460,000)	(1,227,000)
Post retirement benefits	3,903,000	7,763,000
Interest rate swap	119,000	122,000
Other, net	(43,000)	(87,000)

Total non-current asset	2,519,000	6,571,000

Total deferred tax asset — net	$3,910,000	$7,767,000

At December 31, 2010, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $3,356,000 of the Company’s Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.
At December 31, 2010 and 2009 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2007 due to the expiration of the statute of limitations and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
10. Post Retirement Benefits
The Company provides post retirement benefits to certain of its United States employees. Costs associated with post retirement benefits include health care and life insurance expense and expense related to contributions to three 401(k) defined contribution plans. In addition, all of the Company’s United States union employees are covered under a multi- employer defined benefit pension plan administered under a collective bargaining agreement. The Company does not administer this plan and contributions are determined in accordance with provisions in the negotiated labor contract.
Prior to the acquisition of Columbus Plastics, certain of the Company’s employees were participants in Navistar’s post retirement plan. The post retirement health and life insurance plan provides healthcare and life insurance for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, Navistar and the participants in the form of premiums, co-payments, and deductibles. The Company and Navistar share the cost of benefits for certain employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.
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
On August 7, 2010, the Company entered into a new collective bargaining agreement with represented employees at the Company’s Columbus, Ohio production facility. As part of the new agreement, the postretirement health and life insurance benefits for all current and future represented employees who had not retired as of August 7, 2010 were eliminated in exchange for a one-time cash payment totaling $1,257,000. Individuals who retired prior to August 7, 2010 remain eligible for postretirement health and life insurance benefits.
The elimination of postretirement health and life insurance benefits resulted in a reduction of the Company’s postretirement benefits liability of approximately $10,282,000. This reduction in postretirement benefits liability was treated as a negative plan amendment and will be amortized as a reduction to net periodic benefit cost over approximately twenty years, the remaining life expectancy of the remaining participants in the plan. This negative plan amendment will result in net periodic benefit cost reductions of approximately $496,000 per year in 2011 and thereafter, and lower interest costs associated with the reduced postretirement benefits liability. The Plan was remeasured using a discount rate of 5.1% at the time of the negative plan amendment.
The one-time cash payment of $1,257,000, as noted above, was made on August 19, 2010. The Company accounted for the one-time cash payment as a partial plan settlement and recorded a one-time charge of $584,000, or $330,000 net of tax, in the third quarter of 2010 to recognize a portion of the previously unrecognized actuarial losses recorded in accumulated other comprehensive income due to the partial settlement.
The funded status of the Company’s post retirement health and life insurance benefits plan as of December 31, 2010 and 2009 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$18,744,000	$15,878,000
Service cost	208,000	609,000
Interest cost	827,000	947,000
Curtailment	(298,000)	—
Plan amendment	(10,282,000)	—
Settlement	(1,257,000)	—
Unrecognized loss	3,273,000	1,895,000
Benefits paid	(378,000)	(585,000)

Benefit obligation at end of year	$10,837,000	$18,744,000

Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(10,075,000)	$—
Net loss	5,442,000	3,189,000

Plan Assets	$(4,633,000)	$3,189,000

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	5.20%	5.90%

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The components of expense for all of the Company’s post retirement benefits plans are as follows:

	2010	2009
Pension expense:
Multi-employer plan contributions	$385,000	$428,000
Defined contribution plan contributions	333,000	346,000

Total pension expense	718,000	774,000

Health and life insurance:
Service cost	208,000	609,000
Interest cost	827,000	947,000
Recognition of previously unrecognized actuarial losses due to partial settlement	584,000	—
Amortization of prior service costs	(207,000)	—
Amortization of net loss	139,000	—

Net periodic benefit cost	1,551,000	1,556,000

Total post retirement benefits expense	$2,269,000	$2,330,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2010, the Company recognized net actuarial losses of $3,273,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive loss in the amount of $2,098,000, net of tax, for the year ended December 31, 2010. For the year ended December 31, 2009, the Company recognized net actuarial loss of $1,895,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive loss in the amount of $1,195,000, net of tax.
During 2010 the Company recognized a reduction in its balance sheet liability of $10,282,000 as a result of a negative plan amendment, which was recorded as other comprehensive income in the amount of $6,592,000, net of tax.
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2010 and 2009 were a net prior service cost credit of $4,633,000 and a loss of $3,189,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2011 consists of a prior service credit of $496,000, or $318,000 net of tax, and a net loss of $219,000, or $124,000 net of tax. In addition, 2011 interest expense related to post retirement healthcare is expected to be $530,000, or $340,000 net of tax, for a total post retirement healthcare expense of approximately $254,000, or $146,000 net of tax, in 2011. The Company expects contributions in 2011 to be consistent with estimated future benefit payments as shown in the table below.
The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2017 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%, respectively.
The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$166,000	$(136,000)
Effect on post retirement benefit obligation	$1,231,000	$(1,034,000)

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The estimated future benefit payments of the health care plan are as follows:

Fiscal 2011	$933,000
Fiscal 2012	$656,000
Fiscal 2013	$704,000
Fiscal 2014	$714,000
Fiscal 2015	$733,000
Fiscal 2016 – 2020	$3,306,000
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
In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock, from Navistar as detailed in Note 7. At December 31, 2010, Navistar owned 9.3% of the Company’s outstanding common stock. Sales to Navistar were $55,138,000 in 2010 and $44,678,000 in 2009, of which $8,421,000 and $6,211,000 were included in accounts receivable as of December 31, 2010 and 2009, respectively.
12. Labor Concentration
As of December 31, 2010, the Company employed a total of 1,014 employees, which consisted of 405 employees in its United States operations and 609 employees in its Mexican operations. Of these 1,014 employees, 164 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2013, and 522 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2013.
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

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
14. Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2010:
Product sales	$19,695,932	$21,473,293	$23,041,088	$25,692,699	$89,903,012
Tooling sales	746,108	2,002,499	2,253,508	5,352,517	10,354,632

Net sales	20,442,040	23,475,792	25,294,596	31,045,216	100,257,644
Gross margin	4,083,924	3,418,805	3,133,914	5,712,025	16,348,668
Income before interest and taxes	1,757,988	1,125,471	844,652	2,689,206	6,417,317
Net income (loss)	(136,942)	441,303	307,418	1,821,293	2,433,072
Net income (loss) per common share:
Basic (1)	$(0.02)	$0.06	$0.04	$0.27	$0.36
Diluted (1)	$(0.02)	$0.06	$0.04	$0.25	$0.34

2009:
Product sales	$17,830,280	$16,643,805	$19,801,193	$21,891,697	$76,166,975
Tooling sales	553,837	656,303	4,624,339	1,337,222	7,171,701

Net sales	18,384,117	17,300,108	24,425,532	23,228,919	83,338,676
Gross margin	1,573,340	984,267	3,983,981	4,883,728	11,425,316
Income (loss) before interest and taxes	(926,663)	(1,271,471)	1,852,951	2,830,679	2,485,496
Net income (loss)	(637,494)	(844,810)	849,362	1,740,013	1,107,071
Net income (loss) per common share:
Basic (1)	$(0.09)	$(0.12)	$0.13	$0.26	$0.16
Diluted	$(0.09)	$(0.12)	$0.12	$0.25	$0.16

(1)	Sum of the quarters do not sum to total year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were (i) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act were accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and (ii) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2011, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2011, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2011, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2011, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2011, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
(2) Financial Statement Schedules
The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010 and 2009	54
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

Date: March 29, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett

Kevin L. Barnett	President, Chief Executive Officer, and Director (principal executive officer)	March 29, 2011

/s/ Herman F. Dick, Jr.

Herman F. Dick, Jr.	Vice President, Secretary, Treasurer, and Chief Financial Officer (principal financial officer and principal accounting officer)	March 29, 2011

*

Thomas R. Cellitti	Director	March 29, 2011

*

James F. Crowley	Director	March 29, 2011

*

Ralph O. Hellmold	Director	March 29, 2011

*

Malcolm M. Prine	Director	March 29, 2011

*By /s/ Herman F. Dick, Jr.

Herman F. Dick, Jr.	Attorney-In-Fact	March 29, 2011

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2010 and 2009.
Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
		(Recovered)/
	Balance at	Charged to	Charged to
	Beginning	Costs &	Other	Deductions	Balance At
	of Year	Expenses	Accounts	(A)	End of Year
Year Ended December 31, 2010	$113,000	$37,000	—	$32,000	$118,000

Year Ended December 31, 2009	$109,000	$10,000	—	$6,000	$113,000

(A)	Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding and RYMAC	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding and RYMAC	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8, (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.	Description	Location

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

10(a)	Supply Agreement, dated June 23, 2008 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10(a)(1)	Addendum to Supply Agreement, dated January 28, 2010 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a)(1) to Annual Report on Form 10-K for the year ended December 31, 2009

Exhibit No.	Description	Location

10(b)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(c)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc and CoreComposites de Mexico, S De. R.L. de C.V. and KeyBank National Association	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2008

10(c)(1)	First Amendment Agreement, dated March 31, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2009

10(c)(2)	Second Amendment Agreement, dated June 30, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2009

10(c)(3)	Third Amendment Agreement, dated December 1, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2009

10(c)(4)	Fourth Amendment Agreement, dated March 8, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 10, 2010

10(c)(5)	Fifth Amendment Agreement, dated May 11, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 11, 2010

10(d)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

10(e)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Location

10(f)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(f)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(g)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

10(g)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2009

10(h)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(i)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[2]	Filed Herein

10(j)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29,2008

10(k)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(l)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 23, 2006

11	Computation of Net Income per Share	Exhibit 11 is omitted because the required information is included in the Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

14	Code of Conduct and Business Ethics	Incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003

23	Consent of Crowe Horwath LLP	Filed Herein

Exhibit No.	Description	Location

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President and Chief Executive Officer	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 29, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Vice President, Treasurer, Secretary, and Chief Financial Officer of Core Molding Technologies, Inc., dated March 29, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

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

[2]	Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.

[3]
Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.