Form 10-Q
period 2011-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2011-05-13
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of May 12, 2011, the latest practicable date, 7,152,809 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$378,280	$5,656,865
Accounts receivable (less allowance for doubtful accounts: March 31, 2011 — $133,000; December 31, 2010 — $118,000)	18,973,643	14,746,138
Inventories:
Finished goods	1,169,516	1,491,886
Work in process	1,146,427	1,125,153
Stores	7,216,988	5,791,491

Total inventories, net	9,532,931	8,408,530

Deferred tax asset-current portion	1,390,928	1,390,928
Foreign sales tax receivable	1,131,765	1,001,039
Prepaid expenses and other current assets	1,102,176	874,041

Total current assets	32,509,723	32,077,541

Property, plant and equipment	84,027,259	83,657,334
Accumulated depreciation	(41,272,568)	(40,314,403)

Property, plant and equipment — net	42,754,691	43,342,931

Deferred tax asset	2,519,457	2,519,567
Goodwill	1,097,433	1,097,433
Other assets	22,139	24,793

Total Assets	$78,903,443	$79,062,265

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Current portion of long-term debt	$4,059,289	$4,151,420
Accounts payable	6,220,682	6,487,983
Tooling in progress	250,357	320,041
Current portion of post retirement benefits liability	933,000	933,000
Accrued liabilities:
Compensation and related benefits	3,509,739	3,678,692
Interest payable	63,420	67,971
Taxes	962,545	456,351
Other	910,694	1,065,727

Total current liabilities	16,909,726	17,161,185

Long-term debt	11,362,854	13,581,425
Interest rate swaps	273,394	350,916
Post retirement benefits liability	9,927,456	9,904,000

Total Liabilities	38,473,430	40,997,526

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: 0 at March 31, 2011 and December 31, 2010	—	—
Common stock — $0.01 par value, authorized shares — 20,000,000; Outstanding shares: 6,898,545 at March 31, 2011 and 6,880,295 at December 31, 2010	68,985	68,803
Paid-in capital	23,920,799	23,790,263
Accumulated other comprehensive income, net of income taxes	3,178,402	3,213,197
Treasury stock	(26,253,478)	(26,253,478)
Retained earnings	39,515,305	37,245,954

Total Stockholders’ Equity	40,430,013	38,064,739

Total Liabilities and Stockholders’ Equity	$78,903,443	$79,062,265

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales:
Products	$28,974,420	$19,695,932
Tooling	14,881	746,108

Total sales	28,989,301	20,442,040

Total cost of sales	22,397,054	16,358,116

Gross margin	6,592,247	4,083,924

Total selling, general and administrative expense	2,923,252	2,325,936

Income before interest and taxes	3,668,995	1,757,988

Interest expense	181,388	420,183

Income before income taxes	3,487,607	1,337,805

Income tax expense	1,218,256	1,474,747

Net income (loss)	$2,269,351	$(136,942)

Net income (loss) per common share:
Basic	$0.33	$(0.02)

Diluted	$0.31	$(0.02)

Weighted average shares outstanding:
Basic	6,892,288	6,799,641

Diluted	7,240,808	6,799,641

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at December 31, 2010	6,880,295	$68,803	$23,790,263	$37,245,954	$3,213,197	$(26,253,478)	$38,064,739

Net Income				2,269,351			2,269,351

Change in post retirement benefits, net of tax of $20,655					(48,595)		(48,595)

Change in interest rate swaps, net of tax of $7,109					13,800		13,800

Comprehensive Income							2,234,556

Common stock issued	18,250	182	57,250				57,432

Share-based compensation			73,286				73,286

Balance at March 31, 2011	6,898,545	$68,985	$23,920,799	$39,515,305	$3,178,402	$(26,253,478)	$40,430,013

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:

Net income (loss)	$2,269,351	$(136,942)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	983,587	989,590
Deferred income taxes	110	1,021,501
Mark-to-market of interest rate swaps	(63,612)	96,799
Share-based compensation	73,287	75,964
Gain on translation of foreign currency financial statements	(150,853)	(135,769)
Change in operating assets and liabilities:
Accounts receivable	(4,227,505)	(1,187,253)
Inventories	(1,124,401)	(3,238,093)
Prepaid and other assets	(381,626)	(222,076)
Accounts payable	(142,561)	585,125
Accrued and other liabilities	107,860	1,845,299
Post retirement benefits liability	(25,139)	302,152

Net cash used in operating activities	(2,681,502)	(3,703)

Cash flows from investing activities:

Purchase of property, plant and equipment	(343,813)	(753,405)

Net cash used in investing activities	(343,813)	(753,405)

Cash flows from financing activities:

Payment of principal on Mexican loan	(1,600,000)	—
Payment of principal on capex loan	(428,571)	(428,571)
Payment of principal on term loan	(107,131)	(321,429)
Payment of principal on industrial revenue bond	(175,000)	(165,000)
Proceeds from issuance of common stock	57,432	—

Net cash used in financing activities	(2,253,270)	(915,000)

Net change in cash and cash equivalents	(5,278,585)	(1,672,108)

Cash and cash equivalents at beginning of period	5,656,865	4,141,838

Cash and cash equivalents at end of period	$378,280	$2,469,730

Cash paid for:
Interest	$204,939	$284,030

Income taxes (net of tax refunds)	$540,000	$37,812

Non Cash:
Fixed asset purchases in accounts payable	$77,360	$56,953

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011. The “Notes to Consolidated Financial Statements,” which are contained in the 2010 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico. The Columbus, Matamoros and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Matamoros facility also utilizes spray-up and hand lay-up open mold processes, and RTM closed mold process to produce reinforced plastic products.
2. Net Income (Loss) per Common Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$2,269,351	$(136,942)

Weighted average common shares outstanding	6,892,288	6,799,641
Effect of dilutive securities:
Stock options	238,394	—
Restricted stock	110,126	—

Weighted average common and potentially issuable common shares outstanding — diluted	7,240,808	6,799,641

Basic net income (loss) per common share	$0.33	$(0.02)
Diluted net income (loss) per common share	$0.31	$(0.02)
23,000 stock options at March 31, 2011 and 570,225 stock options at March 31, 2010 were not included in diluted earnings per share as they were anti-dilutive.

3. Sales
The Company currently has two major customers, Navistar, Inc. (“Navistar”), and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Navistar product sales	$13,772,891	$10,896,669
Navistar tooling sales	—	428,925

Total Navistar sales	13,772,891	11,325,594

PACCAR product sales	9,027,862	5,787,110
PACCAR tooling sales	—	245,495

Total PACCAR sales	9,027,862	6,032,605

Other product sales	6,173,667	3,012,153
Other tooling sales	14,881	71,688

Total other sales	6,188,548	3,083,841

Total product sales	28,974,420	19,695,932
Total tooling sales	14,881	746,108

Total sales	$28,989,301	$20,442,040

4. Comprehensive Income (Loss)
Comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$2,269,351	$(136,942)

Change in post retirement benefits, net of tax benefit of $20,655 and tax expense of $9,960 for the three months ended March 31, 2011 and 2010, respectively	(48,595)	18,809

Change in interest rate swaps, net of tax of $7,109 and $10,503 for the three months ended March 31, 2011 and 2010, respectively	13,800	20,389

Comprehensive income (loss)	$2,234,556	$(97,744)

5. Post Retirement Benefits
The components of expense for all of the Company’s post retirement benefit plans for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
Pension expense:
Defined contribution plan contributions	$166,000	$111,000
Multi-employer plan contributions	94,000	122,000

Total pension expense	260,000	233,000

Health and life insurance:
Service cost	—	93,000
Interest cost	133,000	269,000
Amortization of prior service costs	(124,000)	—
Amortization of net loss	55,000	29,000

Net periodic benefit cost	64,000	391,000

Total post retirement benefits expense	$324,000	$624,000

The Company made payments of $130,000 to pension plans and $96,000 for post retirement healthcare during the three months ended March 31, 2011. For the remainder of 2011 the Company expects to make approximately $765,000 of pension plan payments, of which $408,000 was accrued at March 31, 2011. The Company also expects to make approximately $837,000 of post retirement healthcare and life insurance payments for the remainder of 2011, all of which are accrued at March 31, 2011.
On August 7, 2010, the Company entered into a new collective bargaining agreement with employees represented by the International Association of Machinists and Aerospace Workers at the Company’s Columbus, Ohio production facility. As part of the new agreement, the post retirement health and life insurance benefits for all current and future represented employees who were not retired as of August 7, 2010 were eliminated in exchange for a one-time cash payment of $1,257,000. Individuals who retired prior to August 7, 2010 remain eligible for post retirement health and life insurance benefits.
The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the remaining life expectancy of the remaining participants in the plan. This negative plan amendment will result in net periodic benefit cost reductions of approximately $496,000 per year in 2011 and thereafter, and lower interest costs associated with the reduced post retirement benefits liability. The plan was remeasured using a discount rate of 5.1% at the time of the negative plan amendment.
6. Debt
Credit Agreement
In 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) to refinance certain existing debt and borrow funds to finance the construction of the Company’s new manufacturing facility in Mexico.
Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 variable rate revolving line of credit; (4) a $2,678,563 term loan to refinance an existing term loan; and (5) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.

As disclosed in the 2010 Annual Report to Shareholders on Form 10-K, the Company plans to add additional capacity to its Matamoros, Mexico facility to meet demand in 2012 and beyond. The Company expects to invest approximately $14,000,000 for this capacity expansion, of which approximately $11,000,000 is planned to be spent in 2011. To finance this capacity expansion, the Company received an additional financing commitment from its primary lender during the second quarter of 2011.
Revolving Line of Credit
At March 31, 2011, the Company had available an $8,000,000 variable rate revolving line of credit, scheduled to mature on April 30, 2012. The revolving line of credit bears interest at daily LIBOR plus 275 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged). At March 31, 2011 and December 31, 2010 there was no outstanding balance under the revolving line of credit.
Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2011, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to meet its debt covenants based on the Company’s forecasts. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions and considering the additional financing commitment noted above, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.
Management believes that cash flow from operating activities, available borrowings under the Credit Agreement and the additional financing commitment noted above will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Interest Rate Swaps
In conjunction with its variable rate IRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company pays a fixed rate of 4.89% to the bank and receives 76% of the 30-day commercial paper rate. During 2010 the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $(199,990) as of December 31, 2009, is being amortized as an increase to interest expense of $3,384 per month, net of tax, over the remaining term of the interest rate swap agreement beginning January 2010. The fair value of the swap was a liability of $103,082 and $126,095 as of March 31, 2011 and December 31, 2010, respectively. The Company recorded interest income of $23,013 for a mark-to-market adjustment of swap fair value for the first three months of 2011 related to this swap. The notional amount of the swap at March 31, 2011 and December 31, 2010 was $1,765,000 and $1,940,000, respectively.
Effective January 1, 2004, the Company entered into an interest rate swap agreement, which is designated as a cash flow hedge of the Term loan. This swap agreement expired in January 2011 along with the final maturity of the secured term loan to which the swap related. Under this agreement, the Company paid a fixed rate of 5.75% to the bank and received LIBOR plus 200 basis points. The swap term and notional amount matched the payment schedule on the secured Term loan which came to final maturity in January 2011. The interest rate swap was a highly effective hedge because the amount, benchmark interest rate index, term, and repricing dates of both the interest rate swap and the hedged variable interest cash flows were substantially the same. As of March 31, 2011 there was no liability under this swap agreement. As of December 31, 2010 the fair value of the swap was a liability of $322. The notional amount of the swap at December 31, 2010 was $107,131.

Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $(145,684) as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of March 31, 2011 and December 31, 2010 was a liability of $170,312 and $224,499, respectively. The Company recorded interest income of $54,187 for a mark-to-market adjustment of swap fair value for the first three months of 2011 related to this swap. The notional amount of the swap at March 31, 2011 and December 31, 2010, was $8,857,143 and $9,285,714, respectively.
7. Income Taxes
In the first quarter of 2010 the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The PPACA changed the tax treatment related to an existing retiree drug subsidy (“RDS”) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013 by requiring the amount of the subsidy received to be offset against the Company’s deduction for health care expenses. Accordingly, during the first quarter of 2010, the Company recorded a one time charge to income tax expense of $1,021,000 related to the write down of its deferred tax asset for RDS.
The Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, include a net deferred tax asset of $3,910,385 and $3,910,495, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the three months ended March 31, 2011 is estimated to be approximately $1,218,256, or 35% of income before income taxes. Income tax expense for the three months ended March 31, 2010 was estimated to be approximately $1,474,747, or 110% of total earnings before taxes. Without the write down of the aforementioned deferred tax asset, the Company’s effective tax rate was estimated to be 34% for the three months ended March 31, 2010.
The Company follows accounting guidance related to uncertainty in income taxes. As of March 31, 2011, the Company had no liability for unrecognized tax benefits under this guidance. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2008 and is subject to income tax examinations by Mexican authorities since the Company began business in Mexico in 2001. There are currently no income tax audits in process.
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

Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the three months ended March 31, 2011:

	Number	Weighted
	of	Average
	Options	Exercise Price
Outstanding at December 31, 2010	520,275	$3.31
Exercised	(18,250)	3.15
Granted	—	—
Forfeited	—	—

Outstanding at March 31, 2011	502,025	$3.32

Exercisable at March 31, 2011	476,225	$3.35

The following summarizes the status of, and changes to, unvested options during the three months ended March 31, 2011:

	Number	Weighted
	Of	Average
	Options	Exercise Price
Unvested at December 31, 2010	25,800	$2.75
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2011	25,800	$2.75

At March 31, 2011 and 2010, there was $20,840 and $48,454, respectively, of total unrecognized compensation expense, related to unvested stock options granted under the plan. That cost is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to incentive stock options for the three months ended March 31, 2011 and 2010 was $1,294 and $14,048, respectively. This compensation expense is allocated such that $1,294 and $13,288 are included in selling, general and administrative expenses and $0 and $760 are recorded in cost of sales for the three months ended March 31, 2011 and 2010, respectively.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of March 31, 2011 and changes during the three months ended March 31, 2011:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2010	203,797	$3.91
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested balance at March 31, 2011	203,797	$3.91

As of March 31, 2011 and 2010, there was $385,447 and $324,494, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation costs related to restricted stock grants for the three months ended March 31, 2011 and 2010 were $71,993 and $61,916, respectively, all of which was recorded to selling, general and administrative expense.

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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

				Total Liabilities as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2011

Interest rate swap liabilities	$—	$273,394	$—	$273,394

				Total Liabilities as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Interest rate swap liabilities	$—	$350,916	$—	$350,916
There were no non-recurring fair value measurements for the quarter ended March 31, 2011.
Core Molding Technologies derivative instruments located on the Consolidated Balance Sheets were as follows:

	Balance Sheet	March 31,	December 31, 2010
	Location	2011 Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities	Interest rate swaps	$—	$322

Derivatives not designated as hedging instruments
Interest rate risk activities	Interest rate swaps	$273,394	$350,594

Total		$273,394	$350,916

The effect of derivative instruments on the Consolidated Statements of Operations was as follows:
Derivatives in Cash Flow Hedging Relationships

			Location of Gain
			(Loss) Reclassified
Derivatives in Cash	Amount of Gain (Loss)		from AOCI into	Amount of Gain (Loss)
Flow Hedging	Recognized in OCI on		Income	Reclassified from AOCI into
Relationships	Derivative (Effective Portion)		(Effective Portion)	Expense (Effective Portion)
	March 31,	March 31,		March 31,	March 31,
Three months ended	2011	2010		2011	2010
Interest rate swaps	$322	$10,304	Interest expense, net	$—	$(10,373)
Derivatives not designated as hedging instruments

		Amount of Realized/Unrealized Gain
Derivatives Not Designated as	Location of Gain (Loss) Recognized	(Loss) Recognized in Income on
Hedging Instruments	in Income on Derivative	Derivatives
		March 31,	March 31,
Three months ended		2011	2010
Interest rate swaps	Interest income (expense)	$63,613	$(96,799)
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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, watercraft and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies’ Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2010 Annual Report to Shareholders on Form 10-K.
Description of the Company
Core Molding Technologies is a manufacturer of sheet molding compound (“SMC”) and molder of fiberglass reinforced plastics, primarily for the medium and heavy-duty truck market, which accounted for 90% of the Company’s sales for the three months ended March 31, 2011. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
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

Overview
For the three months ended March 31, 2011 the Company recorded net income of $2,269,000 or $0.33 per basic and $0.31 per diluted share, compared with a net loss of $137,000, or $0.02 per basic and diluted share, for the three months ended March 31, 2010. Negatively impacting the net loss for the three months ended March 31, 2010 was a charge to income tax expense of $1,021,000 related to the Patient Protection and Affordable Care Act (“PPACA”), which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. Additionally, during the three months ended March 31, 2010, the Company recorded approximately $320,000 of expenses for transfer costs associated with the move of certain product lines from its Columbus, Ohio production facility to its Matamoros, Mexico production facility.
For the first three months of 2011, product sales increased 47% as compared to the same period in 2010, which is primarily the result of increased demand from North American medium and heavy-duty truck customers, as well as increased sales from new business awards.
Looking forward, the Company anticipates 2011 sales levels to continue to increase, as industry analysts continue to forecast increased volume in truck production for the remainder of 2011.
Results of Operations
Three Months Ended March 31, 2011, As Compared To Three Months Ended March 31, 2010
Net sales for the three months ended March 31, 2011 totaled $28,989,000, representing an approximate 42% increase from the $20,442,000 reported for the three months ended March 31, 2010. Included in total sales were tooling project sales of $15,000 and $746,000 for the three months ended March 31, 2011 and 2010, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 47% higher for the three months ended March 31, 2011, as compared to the same period a year ago. The primary reason for the increase is higher demand from North American medium and heavy-duty truck customers. Increased demand for the Company’s products and awards of new business had a favorable impact on sales of $10,498,000. This increase was offset by the effects of pricing which decreased product sales by approximately $1,220,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros, Mexico production facility.
Sales to Navistar totaled $13,773,000 for the three months ended March 31, 2011, increasing 22% from $11,326,000 in sales for the three months ended March 31, 2010. Product sales to Navistar increased by 26% for the three months ended March 31, 2011 as compared to the same period in the prior year. The primary reason for the increase in product sales is higher demand for North American medium and heavy-duty trucks. This increase was partially off-set by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility during 2010. There were no tooling sales to Navistar for the three months ended March 31, 2011 compared to $429,000 in tooling sales for the same three months in 2010.
Sales to PACCAR totaled $9,028,000 for the three months ended March 31, 2011, increasing 50% from $6,033,000 in sales for the three months ended March 31, 2010. Product sales to PACCAR increased by 56% for the three months ended March 31, 2011 as compared to the same period in the prior year. The primary reasons for the increase in product sales is higher demand for North American medium and heavy-duty trucks as noted above as well as increased demand for truck models for which the Company provides content. There were no tooling sales to PACCAR for the three months ended March 31, 2011 compared to $245,000 in tooling sales for the same three months in 2010.
Sales to other customers for the three months ended March 31, 2011 increased 101% to $6,189,000 compared to $3,084,000 for the three months ended March 31, 2010. Included in total sales was $15,000 of tooling sales for the three months ended March 31, 2011 compared to $72,000 for the same three months in 2010. Product sales to other customers increased by 105% for the three months ended March 31, 2011 as compared to the same period in the prior year, with approximately 44% of the increase resulting from increased product sales to other medium and heavy-duty truck manufacturers. The remaining increase in other product sales was due to increased demand for the Company’s products from customers outside of the medium and heavy-duty truck market.
Gross margin was approximately 23% of sales for the three months ended March 31, 2011, compared with 20% for the three months ended March 31, 2010. Contributing approximately 5% to gross margin as a percent of sales for 2011 were lower labor and benefit costs. Labor costs decreased primarily due to improved efficiencies. Benefit costs decreased primarily due to lower health care costs including lower post retirement health benefit costs. Included in cost of sales for the three months ended March 31, 2010 were approximately $313,000 of costs associated with transferring certain operations to the Company’s production facility in Mexico. There were no such costs for the same period in 2011, as the transfer of these operations was completed in 2010. The decrease in these costs had a favorable impact of approximately 1.5% of sales to gross margin for the three months ended March 31, 2011. Partially offsetting these were higher material costs and a change in sales mix, which negatively impacted gross margin by 2.4% and 0.6%, respectively, for the three months ended March 31, 2011.

Selling, general and administrative expense (“SG&A”) was $2,923,000 for the three months ended March 31, 2011, compared to $2,326,000 for the three months ended March 31, 2010. The primary reason for the increase was higher employee profit sharing expense of $495,000 and higher labor and benefit costs of approximately $150,000. These costs were partially offset by lower professional and outside service expense of $85,000.
Interest expense totaled $181,000 for the three months ended March 31, 2011, compared to interest expense of $420,000 for the three months ended March 31, 2010. The primary cause of the decrease was mark to market adjustments on the Company’s interest rate swaps. In the three months ended March 31, 2011 approximately $64,000 of income was recorded related to the mark to market of the Company’s interest rate swaps as compared to approximately $97,000 of expense for the three months ended March 31, 2010. Also contributing to the decrease in interest expense were reductions to interest rates on outstanding borrowings under the Credit Agreement, as amended, as well as reductions in outstanding loan balances due to regularly scheduled principal payments.
Income tax expense for the three months ended March 31, 2011 was approximately 35% of total income before income taxes. Income tax expense for the three months ended March 31, 2010 was approximately 110% of total earnings before taxes. The Company’s effective rate in 2010 includes the impact of the write off of deferred tax assets of $1,021,000. The deferred tax write off was due to the passage of the PPACA which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s estimated tax rate was 34% for the three months ended March 31, 2010.
Core Molding Technologies recorded net income for the three months ended March 31, 2011 of $2,269,000 or $0.33 per basic and $0.31 per diluted share, compared with a net loss of $137,000, or $0.02 per basic and diluted share, for the three months ended March 31, 2010.
Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
Cash used in operating activities for the three months ended March 31, 2011 totaled $2,682,000. Changes in working capital reduced cash flows from operating activities by $5,793,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales as well as higher inventory levels. Net income of $2,269,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $984,000 to operating cash flow.
Cash used in investing activities for the three months ended March 31, 2011 was $344,000, primarily representing capital improvements to our Columbus and Cincinnati, Ohio facilities. As disclosed in the 2010 Annual Report to Shareholders on Form 10-K, the Company expects to add additional capacity to its Matamoros, Mexico facility to meet demand in 2012 and beyond. Given these capacity needs management plans to invest approximately $14,000,000 for this capacity expansion, of which approximately $11,000,000 is planned to be spent in 2011. To finance this capacity expansion, the Company has received a bank financing commitment in the second quarter of 2011 for increased borrowings. Total planned capital expenditures for the remainder of 2011, including the $11,000,000 noted above, are approximately $13,000,000.
Financing activities decreased cash by $2,253,000. This decrease was primarily the result of repayments of principal on the Company’s Mexican loan, capex loan, term loan and industrial revenue bond.
At March 31, 2011, the Company had cash on hand of $378,000 and line of credit availability of $8,000,000, with a scheduled maturity of April 30, 2012. At March 31, 2011, Core Molding Technologies had no outstanding borrowings on the line of credit.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2011, the Company was in compliance with its financial covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants based on the Company’s forecasts. Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions and considering the additional financing commitment noted above, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months. Management believes that cash flow from operating activities, available borrowings under the Credit Agreement and the additional financing commitment obtained in the second quarter of 2011 will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $133,000 at March 31, 2011 and $118,000 at December 31, 2010. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $718,000 at March 31, 2011 and $695,000 at December 31, 2010.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the three months ended March 31, 2011.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2011 and December 31, 2010 of $991,000 and $1,041,000, respectively.

Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Notes to Consolidated Financial Statements, which are contained in the 2010 Annual Report to Shareholders. As further described in Note 5, in August 2010, the Company eliminated its post retirement health and life insurance benefits for all current and future represented employees who had not retired as of August 7, 2010. The elimination of benefits resulted in a reduction of the Company’s post retirement benefits liability of $10,282,000. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $10,860,000 at March 31, 2011 and $10,837,000 at December 31, 2010.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2011 the Company had a net liability related to tooling in progress of $250,000, which represents approximately $3,294,000 of progress tooling billings and $3,044,000 of progress tooling expenses. At December 31, 2010 the Company had a net liability related to tooling in progress of $320,000, which represents approximately $2,697,000 of progress tooling billings and $2,377,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, include a deferred tax asset of $3,910,000. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2010 Annual Report to Shareholders.

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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Revenue Bond (“IRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) Revolving Line of Credit and Mexican loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) Capex loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%); (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit and the Mexican loan would have been impacted in 2011 and 2010. The interest rate on these loans is based upon LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
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
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies 2010 Annual Report on Form 10-K.

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

CORE MOLDING TECHNOLOGIES, INC.
Date: May 13, 2011	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: May 13, 2011	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description	Location

2	(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2	(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2	(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2	(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3	(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3	(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-k filed July 19, 2007

3	(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

Exhibit No.		Description	Location

4	(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4	(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4	(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4	(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-k filed July 19, 2007

11		Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31	(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31	(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32	(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 13, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

32	(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated May 13, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

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