Form 10-Q
period 2011-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2011-08-12
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      To
Commission File Number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-91481870
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

800 Manor Park Drive, Columbus, Ohio	43228-0183
(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of August 11, 2011, the latest practicable date, 7,136,807 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$—	$5,656,865
Accounts receivable (less allowance for doubtful accounts: June 30, 2011 – $113,000; December 31, 2010 – $118,000)	20,382,412	14,746,138
Inventories:
Finished goods	2,005,651	1,491,886
Work in process	1,245,175	1,125,153
Stores	7,396,888	5,791,491

Total inventories, net	10,647,714	8,408,530

Deferred tax asset-current portion	1,390,928	1,390,928
Foreign sales tax receivable	1,264,875	1,001,039
Prepaid expenses and other current assets	1,091,653	874,041

Total current assets	34,777,582	32,077,541

Property, plant and equipment	87,140,768	83,657,334
Accumulated depreciation	(42,230,734)	(40,314,403)

Property, plant and equipment — net	44,910,034	43,342,931

Deferred tax asset	2,540,112	2,519,567
Goodwill	1,097,433	1,097,433
Other assets	19,481	24,793

Total Assets	$83,344,642	$79,062,265

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Current portion of long-term debt	$4,074,289	$4,151,420
Accounts payable	7,476,896	6,487,983
Tooling in progress	380,884	320,041
Current portion of post retirement benefits liability	933,000	933,000
Accrued liabilities:
Compensation and related benefits	4,566,055	3,678,692
Interest payable	53,767	67,971
Taxes	668,063	456,351
Other	925,466	1,065,727

Total current liabilities	19,078,420	17,161,185

Long-term debt	10,739,282	13,581,425
Interest rate swaps	324,305	350,916
Post retirement benefits liability	9,901,564	9,904,000

Total Liabilities	40,043,571	40,997,526

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; Outstanding shares: 0 at June 30, 2011 and December 31, 2010	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; Outstanding shares: 6,917,635 at June 30, 2011 and 6,880,295 at December 31, 2010	69,176	68,803
Paid-in capital	24,045,491	23,790,263
Accumulated other comprehensive income, net of income taxes	3,143,394	3,213,197
Treasury stock	(26,314,186)	(26,253,478)
Retained earnings	42,357,196	37,245,954

Total Stockholders’ Equity	43,301,071	38,064,739

Total Liabilities and Stockholders’ Equity	$83,344,642	$79,062,265

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
Products	$33,546,727	$21,473,293	$62,521,147	$41,169,225
Tooling	1,747,018	2,002,499	1,761,899	2,748,607

Total sales	35,293,745	23,475,792	64,283,046	43,917,832

Total cost of sales	27,564,114	20,056,987	49,961,168	36,415,103

Gross margin	7,729,631	3,418,805	14,321,878	7,502,729

Total selling, general and administrative expense	3,176,768	2,293,334	6,100,020	4,619,270

Income before interest and taxes	4,552,863	1,125,471	8,221,858	2,883,459

Interest expense	267,262	457,290	448,650	877,473

Income before income taxes	4,285,601	668,181	7,773,208	2,005,986

Income tax expense	1,443,710	226,878	2,661,966	1,701,625

Net income	$2,841,891	$441,303	$5,111,242	$304,361

Net income per common share:
Basic	$0.41	$0.06	$0.74	$0.04

Diluted	$0.39	$0.06	$0.70	$0.04

Weighted average shares outstanding:
Basic	6,906,714	6,817,365	6,899,496	6,808,542

Diluted	7,333,147	7,078,959	7,286,971	7,132,176

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other		Total
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at December 31, 2010	6,880,295	$68,803	$23,790,263	$37,245,954	$3,213,197	$(26,253,478)	$38,064,739

Net Income				5,111,242			5,111,242

Change in post retirement benefits, net of tax of $41,309					(97,190)		(97,190)

Change in interest rate swaps, net of tax of $13,999					27,387		27,387

Comprehensive Income							5,041,439

Common stock issued	19,965	199	62,738				62,937

Purchase of treasury stock	(6,404)	(64)				(60,708)	(60,772)

Restricted stock issued	23,779	238					238

Share-based compensation			192,490				192,490

Balance at June 30, 2011	6,917,635	$69,176	$24,045,491	$42,357,196	$3,143,394	$(26,314,186)	$43,301,071

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:

Net income	$5,111,242	$304,361

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,967,173	1,966,716
Deferred income taxes	(20,654)	1,021,501
Mark-to-market of interest rate swaps	886	267,485
Share-based compensation	192,728	188,762
Loss on disposal of assets	—	14,277
Gain on translation of foreign currency financial statements	(197,000)	(50,334)
Change in operating assets and liabilities:
Accounts receivable	(5,636,274)	(2,206,827)
Inventories	(2,239,185)	(1,102,922)
Prepaid and other assets	(526,977)	(422,744)
Accounts payable	1,089,460	867,609
Accrued and other liabilities	1,005,454	1,021,037
Post retirement benefits liability	(99,627)	604,021

Net cash provided by operating activities	647,226	2,472,942

Cash flows from investing activities:

Purchase of property, plant and equipment	(3,386,982)	(1,741,488)

Net cash used in investing activities	(3,386,982)	(1,741,488)

Cash flows from financing activities:

Payment of principal on Mexican loan	(1,600,000)	—
Payment of principal on capex loan	(857,143)	(857,143)
Payment of principal on term loan	(107,131)	(642,858)
Payment of principal on industrial development revenue bond	(355,000)	(330,000)
Payments related to the purchase of treasury stock	(60,772)	—
Proceeds from issuance of common stock	62,937	33,920

Net cash used in financing activities	(2,917,109)	(1,796,081)

Net change in cash and cash equivalents	(5,656,865)	(1,064,627)

Cash and cash equivalents at beginning of period	5,656,865	4,141,838

Cash and cash equivalents at end of period	$—	$3,077,211

Cash paid for:
Interest	$364,544	$542,510

Income taxes	$2,240,000	$167,812

Non Cash:
Fixed asset purchases in accounts payable	$147,700	$65,545

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011. The “Notes to Consolidated Financial Statements,” which are contained in the 2010 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$2,841,891	$441,303	$5,111,242	$304,361

Weighted average common shares outstanding	6,906,714	6,817,365	6,899,496	6,808,542
Effect of dilutive securities:
Stock options	292,592	121,010	265,492	196,345
Restricted stock	133,841	140,584	121,983	127,289

Weighted average common and potentially issuable common shares outstanding — diluted	7,333,147	7,078,959	7,286,971	7,132,176

Basic net income per common share	$0.41	$0.06	$0.74	$0.04
Diluted net income per common share	$0.39	$0.06	$0.70	$0.04
At June 30, 2011 there were no unexercised stock options for inclusion in diluted earnings per share. At June 30, 2010 there were 25,000 unexercised stock options that were not included in diluted earnings per share, as they were anti-dilutive.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Navistar product sales	$14,738,535	$12,888,372	$28,511,425	$23,785,041
Navistar tooling sales	827,946	1,342,434	827,946	1,771,359

Total Navistar sales	15,566,481	14,230,806	29,339,371	25,556,400

PACCAR product sales	12,445,556	5,347,502	21,473,418	11,134,611
PACCAR tooling sales	223,328	643,965	223,328	889,460

Total PACCAR sales	12,668,884	5,991,467	21,696,746	12,024,071

Other product sales	6,362,636	3,237,419	12,536,304	6,249,573
Other tooling sales	695,744	16,100	710,625	87,788

Total other sales	7,058,380	3,253,519	13,246,929	6,337,361

Total product sales	33,546,727	21,473,293	62,521,147	41,169,225
Total tooling sales	1,747,018	2,002,499	1,761,899	2,748,607

Total sales	$35,293,745	$23,475,792	$64,283,046	$43,917,832

4. Comprehensive Income
Comprehensive income represents net income plus the results of certain equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$2,841,891	$441,303	$5,111,242	$304,361

Curtailment of post retirement benefit	—	298,000	—	298,000

Change in post retirement benefits, net of tax benefit of $20,655 and $41,309 for the three and six months ended June 30, 2011 and tax expense of $9,917 and $19,607 for the three and six months ended June 30, 2010, respectively	(48,595)	19,250	(97,190)	38,059

Change in interest rate swaps, net of tax of $6,890 and $13,999 for the three and six months ended June 30, 2011 and tax of $9,945 and $20,448 for the three and six months ended June 30, 2010, respectively	13,587	19,304	27,387	39,693

Comprehensive income	$2,806,883	$777,857	$5,041,439	$680,113

5. Post retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefits plans for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Pension expense:
Defined contribution plan contributions	$124,675	$111,021	$290,498	$221,737
Multi-employer plan contributions	110,216	86,496	203,729	209,057

Total pension expense	234,891	197,517	494,227	430,794

Health and life insurance:
Service cost	—	87,000	—	180,000
Interest cost	132,750	269,000	265,500	538,000
Amortization of prior service costs	(124,000)	—	(248,000)	—
Amortization of net loss	54,750	29,000	109,500	58,000

Net periodic benefit cost	63,500	385,000	127,000	776,000

Total post retirement benefits expense	$298,391	$582,517	$621,227	$1,206,794

The Company made payments of $617,883 to pension plans and $255,635 for post retirement healthcare and life insurance during the six months ended June 30, 2011. For the remainder of 2011 the Company expects to make approximately $325,000 of pension plan payments, of which $48,310 was accrued at June 30, 2011. The Company also expects to make approximately $677,365 of post retirement healthcare and life insurance payments for the remainder of 2011, all of which are accrued at June 30, 2011.
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
The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the remaining life expectancy of the remaining participants in the plan. This negative plan amendment will result in net periodic benefit cost reductions of approximately $496,000 per year in 2011 and each year thereafter during the amortization period, and lower interest costs associated with the reduced post retirement benefits liability. The plan was re-measured using a discount rate of 5.1% at the time of the negative plan amendment.

6. Debt
Debt consists of the following at:

	June 30,	December 31,
	2011	2010
Capex loan payable to a bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through May 2016	$8,428,571	$9,285,714

Mexican loan payable to a bank, interest at a variable rate with annual principal and monthly interest payments over a five-year period through May 2014	4,800,000	6,400,000

Term loan payable to a bank, interest at a variable rate with monthly payments of interest and principal over a seven-year period through January 2011. Paid in full during January 2011	—	107,131

Industrial Revenue Bond, interest adjustable weekly, payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit	1,585,000	1,940,000

Revolving line of credit	—	—

Revolving loan	—	—

Total	14,813,571	17,732,845
Less current portion	(4,074,289)	(4,151,420)

Long-term debt	$10,739,282	$13,581,425

Credit Agreement
In 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) to refinance certain existing debt and borrow funds to finance the construction of the Company’s new manufacturing facility in Mexico.
Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 variable rate revolving line of credit; (4) a $2,678,563 term loan to refinance an existing term loan; and (5) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing Industrial Development Revenue Bond (“IDRB”) financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.
As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company plans to add additional capacity to its Matamoros, Mexico facility to meet demand in 2012 and beyond. The Company expects to invest approximately $14,500,000 for this capacity expansion, of which approximately $8,700,000 is planned to be spent in 2011. To secure additional funding for this capacity expansion, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement on June 17, 2011. Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of Libor plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.

Revolving Line of Credit
At June 30, 2011, the Company had available an $8,000,000 variable rate revolving line of credit, scheduled to mature on May 31, 2013. The revolving line of credit bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).
Revolving Loan
At June 30, 2011, the Company had available a $10,000,000 variable rate revolving loan, scheduled to mature on May 31, 2013. The revolving loan bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).
Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2011, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to meet its debt covenants based on the Company’s forecasts. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.
Management believes that cash flow from operating activities, available borrowings under the Credit Agreement and the additional financing obtained in the second quarter of 2011 will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Interest Rate Swaps
In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate. During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $(199,990) as of December 31, 2009, is being amortized as an increase to interest expense of $3,384 per month, net of tax, over the remaining term of the interest rate swap agreement beginning January 2010. The fair value of the swap was a liability of $85,657 and $126,095 as of June 30, 2011 and December 31, 2010, respectively. The Company recorded interest income of $40,438 for a mark-to-market adjustment of swap fair value for the first six months of 2011 related to this swap. The notional amount of the swap at June 30, 2011 and December 31, 2010 was $1,585,000 and $1,940,000, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that the interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $(145,684) as of March 31, 2009, is being amortized as an increase to interest expense of $1,145 per month, net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of June 30, 2011 and December 31, 2010 was a liability of $238,648 and $224,499, respectively. The Company recorded interest expense of $14,149 for a mark-to-market adjustment of swap fair value for the first six months of 2011 related to this swap. The notional amount of the swap at June 30, 2011 and December 31, 2010 was $8,428,571 and $9,285,714, respectively.

Interest expense includes $61,000 and $87,000 of expense for settlements related to the Company’s swaps for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, interest expense includes $127,000 and $181,000, respectively, of expense for settlements related to the Company’s swaps.
7. Income Taxes
In the first quarter of 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The PPACA changed the tax treatment related to an existing retiree drug subsidy (“RDS”) available to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, RDS payments will effectively become taxable in tax years beginning in 2013 by requiring the amount of the subsidy received to be offset against the Company’s deduction for health care expenses. Accordingly, during the first quarter of 2010, the Company recorded a one time charge to income tax expense of $1,021,000 related to the write down of its deferred tax asset for RDS.
The Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010 include a net deferred tax asset of $3,931,040 and $3,910,495, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the six months ended June 30, 2011 is estimated to be $2,661,966, or 34% of income before income taxes. Income tax expense for the six months ended June 30, 2010 was estimated to be $1,701,625, or 85% of total income before income taxes. Excluding the write down of the aforementioned deferred tax asset for RDS, the Company’s effective tax rate was estimated to be 34% for the six months ended June 30, 2010.
The Company follows accounting guidance related to uncertainty in income taxes. As of June 30, 2011, the Company had no liability for unrecognized tax benefits under this guidance. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
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
8. Stock Based Compensation
The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006. This 2006 Plan replaced the Long Term Equity Incentive Plan (the “Original Plan”) as originally approved by the stockholders in May 1997 and as amended in May 2000. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2015, or the date the maximum number of available awards under the 2006 Plan have been granted.
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the six months ended June 30, 2011:

	Number	Weighted
	of	Average
	Options	Exercise Price
Outstanding at December 31, 2010	520,275	$3.31
Exercised	(19,965)	3.15
Granted	—	—
Forfeited	—	—

Outstanding at June 30, 2011	500,310	$2.86

Exercisable at June 30, 2011	474,510	$3.35

The following summarizes the status of, and changes to, unvested options during the six months ended June 30, 2011:

	Number	Weighted
	Of	Average
	Options	Exercise Price
Unvested at December 31, 2010	25,800	$2.75
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2011	25,800	$2.75

At June 30, 2011 and 2010, there was $19,546 and $37,692, respectively, of total unrecognized compensation expense related to unvested stock options granted under the plan. That cost is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to incentive stock options for the six months ended June 30, 2011 and 2010 was $2,588 and $24,810, respectively. This compensation expense is allocated such that $2,588 and $23,803 are included in selling, general and administrative expenses and $0 and $1,007 are recorded in cost of sales for the six months ended June 30, 2011 and 2010, respectively.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of June 30, 2011 and changes during the six months ended June 30, 2011:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value
Unvested balance at December 31, 2010	203,797	$3.91
Granted	50,466	9.48
Vested	(23,779)	4.96
Forfeited	—	—

Unvested balance at June 30, 2011	230,484	$5.02

At June 30, 2011 and 2010, there was $723,563 and $604,823, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.2 years. Total compensation costs related to restricted stock grants for the six months ended June 30, 2011 and 2010 were $190,140 and $163,952, respectively, all of which was recorded to selling, general and administrative expense.
During the six months ended June 30, 2011, employees surrendered 6,404 shares of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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
The Company has two Level 2 fair value measurements all of which relate to the Company’s interest rate swaps. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. These interest rate swaps are discussed in detail in Note 6.
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

				Total Liabilities as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011

Interest rate swap liabilities	$—	$324,305	$—	$324,305

				Total Liabilities as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Interest rate swap liabilities	$—	$350,916	$—	$350,916
There were no non-recurring fair value measurements for the six months ended June 30, 2011.
Core Molding Technologies derivative instruments included on the Consolidated Balance Sheets were as follows:

	Balance Sheet	June 30,	December 31,
	Location	2011 Fair Value	2010 Fair Value
Derivatives designated as hedging instruments Interest rate risk activities	Interest rate swaps	$—	$322

Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	324,305	350,594

Total		$324,305	$350,916

The effect of derivative instruments on the Consolidated Statements of Operations was as follows:
Derivatives in Cash Flow Hedging Relationships

			Location of Gain
			(Loss) Reclassified
Derivatives in Cash	Amount of Gain (Loss)		from AOCI into	Amount of Gain (Loss)
Flow Hedging	Recognized in OCI on		Income	Reclassified from AOCI into
Relationships	Derivative (Effective Portion)		(Effective Portion)	Expense (Effective Portion)
	June 30,	June 30,		June 30,	June 30,
Three months ended	2011	2010		2011	2010
Interest rate swaps	$—	$8,662	Interest expense, net	$—	$(7,499)

	June 30,	June 30,		June 30,	June 30,
Six months ended	2011	2010		2011	2010
Interest rate swaps	$322	$18,967	Interest expense, net	$—	$(17,872)
Derivatives not designated as hedging instruments

	Location of Gain (Loss)	Amount of Realized/Unrealized Gain
Derivatives Not Designated as	Recognized	(Loss) Recognized in Income on
Hedging Instruments	in Income on Derivative	Derivatives
		June 30,	June 30,
Three months ended		2011	2010
Interest rate swaps	Interest income (expense)	$(64,499)	$(170,686)

		June 30,	June 30,
Six months ended		2011	2010
Interest rate swaps	Interest income (expense)	$(886)	$(267,485)
As discussed in Note 6, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Operations, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $54,350, net of taxes.
10. Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate, but consecutive, statements. The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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
Description of the Company
Core Molding Technologies is a compounder of sheet molding composite (“SMC”) and molder of fiberglass reinforced plastics, primarily for the medium and heavy-duty truck market, which accounted for 91% of the Company’s sales for the six months ended June 30, 2011. Core Molding Technologies produces high quality fiberglass reinforced molded products and SMC materials for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarkets, personal watercraft, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and resin transfer (“RTM”) closed molding utilizing a vacuum infusion process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a spray-up open mold process and resin transfer molding (“RTM”) utilizing multiple insert tooling (“MIT”) closed mold process. In June of 2009, the Company completed construction of its new 437,000 square foot production facility in Matamoros, Mexico that replaced its leased facility. In conjunction with the construction of its new facility, the Company also added compression molding operations in Matamoros, Mexico. In July 2011, the Company incorporated Core Specialty Composites, LLC for the purpose of adding manufacturing capacities to produce parts outside of the Company’s traditional markets.

Overview
For the six months ended June 30, 2011 the Company recorded net income of $5,111,000 or $0.74 per basic and $0.70 per diluted share, compared with net income of $304,000, or $0.04 per basic and diluted share, for the six months ended June 30, 2010. Product sales increased 52% as compared to the same period in 2010, which is primarily the result of increased demand from North American medium and heavy-duty truck customers, as well as increased sales from new business awards.
Negatively impacting net income for the six months ended June 30, 2010 was a charge to income tax expense of $1,021,000 related to the Patient Protection and Affordable Care Act (“PPACA”), which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. Additionally, during the six months ended June 30, 2010, the Company recorded approximately $1,320,000 of expenses for transfer costs associated with the move of certain product lines from its Columbus, Ohio production facility to its Matamoros, Mexico production facility.
Looking forward, the Company anticipates 2011 sales levels to continue to increase, as industry analysts continue to forecast increased volume in truck production for the remainder of 2011 and into 2012.
Results of Operations
Three Months Ended June 30, 2011, as Compared to Three Months Ended June 30, 2010
Net sales for the three months ended June 30, 2011 totaled $35,294,000, representing an approximate 50% increase from the $23,476,000 reported for the three months ended June 30, 2010. Included in total sales were tooling project sales of $1,747,000 and $2,002,000 for the three months ended June 30, 2011 and 2010, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 56% higher for the three months ended June 30, 2011, as compared to the same period a year ago. The primary reason for the increase is higher demand from North American medium and heavy-duty truck customers. Increased demand for the Company’s products and awards of new business had a favorable impact on sales of $13,090,000. This increase was offset by the effects of pricing which decreased product sales by approximately $1,017,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros, Mexico production facility.
Sales to Navistar totaled $15,566,000 for the three months ended June 30, 2011, increasing 9% from $14,231,000 in sales for the three months ended June 30, 2010. Included in total sales was $828,000 of tooling sales for the three months ended June 30, 2011 compared to $1,342,000 for the same three months in 2010. Product sales to Navistar increased by 14% for the three months ended June 30, 2011 as compared to the same period in the prior year. The primary reason for the increase in product sales is higher demand for North American medium and heavy-duty trucks. This increase was partially off-set by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility during 2010.
Sales to PACCAR totaled $12,669,000 for the three months ended June 30, 2011, increasing 111% from $5,991,000 in sales for the three months ended June 30, 2010. Included in total sales was $223,000 of tooling sales for the three months ended June 30, 2011 compared to $644,000 for the same three months in 2010. Product sales to PACCAR increased by 133% for the three months ended June 30, 2011 as compared to the same period in the prior year. The primary reasons for the increase in product sales is higher demand for North American medium and heavy-duty trucks as noted above as well as increased demand for truck models for which the Company provides content.
Sales to other customers for the three months ended June 30, 2011 increased 117% to $7,058,000 compared to $3,254,000 for the three months ended June 30, 2010. Included in total sales was $696,000 of tooling sales for the three months ended June 30, 2011 compared to $16,000 for the same three months in 2010. Product sales to other customers increased by 97% for the three months ended June 30, 2011 as compared to the same period in the prior year, with approximately 50% of the increase resulting from increased product sales to other medium and heavy-duty truck manufacturers. The remaining increase in other product sales was due to increased demand for the Company’s products from customers outside of the medium and heavy-duty truck market.

Gross margin was approximately 22% of sales for the three months ended June 30, 2011, compared with 15% for the three months ended June 30, 2010. Contributing approximately 5% to the increase in gross margin as a percent of sales for the three months ended June 30, 2011 were lower labor and benefit costs as a percent of sales. Labor costs as a percent of sales decreased due to lower wage rates and improved efficiencies. Benefit costs as a percent of sales decreased primarily due to lower health care costs including lower post retirement health benefit costs. Included in cost of sales for the three months ended June 30, 2010 was approximately $1,000,000 of costs associated with transferring certain operations to the Company’s production facility in Mexico, which negatively impacted gross margin by approximately 4% of sales for that period. There were no such costs for the same period in 2011, as the transfer of these operations was completed in 2010. Better absorption of fixed costs of production due to increases in production volume contributed approximately 3% of sales to gross margin. The Company’s manufacturing operations have significant overhead costs which do not change proportionately with production volumes. Partially offsetting these were changes in sales mix which negatively impacted gross margin by approximately 2.5% of sales, and higher material costs which negatively impacted gross margin by approximately 2.5% of sales, for the three months ended June 30, 2011.
Selling, general and administrative expense (“SG&A”) was $3,177,000 for the three months ended June 30, 2011, compared to $2,293,000 for the three months ended June 30, 2010. The primary reason for the increase was higher employee profit sharing expense of $639,000 and higher labor and benefit costs of approximately $119,000.
Interest expense totaled $267,000 for the three months ended June 30, 2011, compared to interest expense of $457,000 for the three months ended June 30, 2010. The primary cause of the decrease was mark to market adjustments on the Company’s interest rate swaps. In the three months ended June 30, 2011 approximately $64,000 of expense was recorded related to the mark to market of the Company’s interest rate swaps as compared to approximately $171,000 of expense for the three months ended June 30, 2010. Also contributing to the decrease in interest expense were reductions to interest rates on outstanding borrowings under the Credit Agreement, as amended, as well as reductions in outstanding loan balances due to regularly scheduled principal payments.
Income tax expense for the three months ended June 30, 2011 and June 30, 2010 was approximately 34% of total income before income taxes.
Core Molding Technologies recorded net income for the three months ended June 30, 2011 of $2,842,000 or $0.41 per basic and $0.39 per diluted share, compared with net income of $441,000, or $0.06 per basic and diluted share, for the three months ended June 30, 2010.
Six Months Ended June 30, 2011, as Compared to Six Months Ended June 30, 2010
Net sales for the six months ended June 30, 2011 totaled $64,283,000, representing an approximate 46% increase from the $43,918,000 reported for the six months ended June 30, 2010. Included in total sales were tooling project sales of $1,762,000 and $2,749,000 for the six months ended June 30, 2011 and 2010, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 52% higher for the six months ended June 30, 2011, as compared to the same period a year ago. The primary reason for the increase is higher demand from North American medium and heavy-duty truck customers. Increased demand for the Company’s products and awards of new business had a favorable impact on sales of $23,588,000. This increase was offset by the effects of pricing which decreased product sales by approximately $2,236,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros, Mexico production facility.
Sales to Navistar totaled $29,339,000 for the six months ended June 30, 2011, increasing 15% from $25,556,000 in sales for the six months ended June 30, 2010. Included in total sales was $828,000 of tooling sales for the six months ended June 30, 2011 compared to $1,771,000 for the same six months in 2010. Product sales to Navistar increased by 20% for the six months ended June 30, 2011 as compared to the same period in the prior year. The primary reason for the increase in product sales is higher demand for North American medium and heavy-duty trucks. This increase was partially off-set by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility during 2010.
Sales to PACCAR totaled $21,697,000 for the six months ended June 30, 2011, increasing 80% from $12,024,000 in sales for the six months ended June 30, 2010. Included in total sales was $223,000 of tooling sales for the six months ended June 30, 2011 compared to $889,000 for the same six months in 2010. Product sales to PACCAR increased by 93% for the six months ended June 30, 2011 as compared to the same period in the prior year. The primary reasons for the increase in product sales is higher demand for North American medium and heavy-duty trucks as noted above as well as increased demand for truck models for which the Company provides content.

Sales to other customers for the six months ended June 30, 2011 increased 109% to $13,247,000 compared to $6,337,000 for the six months ended June 30, 2010. Included in total sales was $711,000 of tooling sales for the six months ended June 30, 2011 compared to $88,000 for the same six months in 2010. Product sales to other customers increased by 101% for the six months ended June 30, 2011 as compared to the same period in the prior year, with approximately 48% of the increase resulting from increased product sales to other medium and heavy-duty truck manufacturers. The remaining increase in other product sales was due to increased demand for the Company’s products from customers outside of the medium and heavy-duty truck market.
Gross margin was approximately 22% of sales for the six months ended June 30, 2011, compared with 17% for the six months ended June 30, 2010. Contributing approximately 5% to the increase in gross margin as a percent of sales for 2011 were lower labor and benefit costs as a percent of sales. Labor costs as a percent of sales decreased due to lower wage rates and improved efficiencies. Benefit costs as a percent of sales decreased primarily due to lower health care costs including lower post retirement health benefit costs. Included in cost of sales for the six months ended June 30, 2010 was approximately $1,320,000 of costs associated with transferring certain operations to the Company’s production facility in Mexico, which negatively impacted gross margin by approximately 3% of sales for the period. There were no such costs for the same period in 2011, as the transfer of these operations was completed in 2010. Better absorption of fixed costs of production due to increases in production volume contributed approximately 1.5% of sales to gross margin during 2011. The Company’s manufacturing operations have significant overhead costs which do not change proportionately with production volumes. Partially offsetting these were higher material costs which negatively impacted gross margin by approximately 2.5% of sales, and changes in sales mix which negatively impacted gross margin by approximately 1.5% of sales, for the three months ended June 30, 2011.
Selling, general and administrative expense (“SG&A”) was $6,100,000 for the six months ended June 30, 2011, compared to $4,619,000 for the six months ended June 30, 2010. The primary reason for the increase was higher employee profit sharing expense of $1,133,000 and higher labor and benefit costs of approximately $278,000.
Interest expense totaled $449,000 for the six months ended June 30, 2011, compared to interest expense of $877,000 for the six months ended June 30, 2010. The primary cause of the decrease was mark to market adjustments on the Company’s interest rate swaps. In the six months ended June 30, 2011 approximately $1,000 of expense was recorded related to the mark to market of the Company’s interest rate swaps as compared to approximately $268,000 of expense for the six months ended June 30, 2010. Also contributing to the decrease in interest expense were reductions to interest rates on outstanding borrowings under the Credit Agreement, as amended, as well as reductions in outstanding loan balances due to regularly scheduled principal payments.
Income tax expense for the six months ended June 30, 2011 was approximately 34% of total income before income taxes. Income tax expense for the six months ended June 30, 2010 was approximately 85% of total income before income taxes. The Company’s effective rate in 2010 includes the impact of writing off deferred tax assets of $1,021,000 due to the passage of the PPACA which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s estimated tax rate was 34% for the six months ended June 30, 2010.
Core Molding Technologies recorded net income for the six months ended June 30, 2011 of $5,111,000 or $0.74 per basic and $0.70 per diluted share, compared with net income of $304,000, or $0.04 per basic and diluted share, for the six months ended June 30, 2010.
Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
Cash provided by operating activities for the six months ended June 30, 2011 totaled $647,000. Net income of $5,111,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $1,967,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $6,407,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales as well as higher inventory levels. These were offset by higher accounts payable as of June 30, 2011 as compared to December 31, 2010.
Cash used in investing activities for the six months ended June 30, 2011 was $3,387,000, all of which represents capital improvements and equipment purchases for the Company’s production facilities. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company will require additional capacity at its Matamoros, Mexico facility to meet demand in 2012 and beyond. Given these capacity needs management plans to invest approximately $14,500,000 for this capacity expansion. For the six months ended June 30, 2011, the Company spent approximately $2,700,000 on capital improvements and the purchase of equipment at its Matamoros, Mexico facility, and plans to spend an additional $6,000,000 during the remainder of 2011 in connection with the Matamoros facility expansion project. The remaining spending represents capital improvements and equipment purchases at the Company’s other production facilities.

Financing activities decreased cash by $2,917,000. This decrease was a result of scheduled repayments of principal on the Company’s Mexican loan, capex loan, industrial development revenue bond and term loan.
To secure additional funding for the Matamoros facility expansion project as discussed above, Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement on June 17, 2011. Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of Libor plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.
At June 30, 2011, the Company had no cash on hand, an available line of credit of $8,000,000 and an available revolving loan of $10,000,000. Both the line of credit and revolving loan are scheduled to mature on May 31, 2013. At June 30, 2011, Core Molding Technologies had no outstanding borrowings on the line of credit or revolving loan.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2011, the Company was in compliance with its financial covenants.
Management regularly evaluates the Company’s ability to effectively meet its debt covenants based on the Company’s forecasts. Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months. Management believes that cash flow from operating activities, available borrowings under the Credit Agreement and the additional financing obtained in the second quarter of 2011 will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate, but consecutive, statements. The provisions of this new guidance are effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $113,000 at June 30, 2011 and $118,000 at December 31, 2010. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $832,000 at June 30, 2011 and $695,000 at December 31, 2010.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the six months ended June 30, 2011 or the year ended December 31, 2010.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2011 and December 31, 2010 of $1,032,000 and $1,041,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Notes to Consolidated Financial Statements, which are contained in the 2010 Annual Report to Shareholders. As further described in Note 5, in August 2010, the Company eliminated its post retirement health and life insurance benefits for all current and future represented employees who had not retired as of August 7, 2010. The elimination of benefits resulted in a reduction of the Company’s post retirement benefits liability of $10,282,000. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $10,835,000 at June 30, 2011 and $10,837,000 at December 31, 2010.

Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2011 the Company had a net liability related to tooling in progress of $381,000, which represents approximately $3,674,000 of progress tooling billings and $3,293,000 of progress tooling expenses. At December 31, 2010 the Company had a net liability related to tooling in progress of $320,000, which represents approximately $2,697,000 of progress tooling billings and $2,377,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, include a deferred tax asset of $3,931,000 and $3,910,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2010 Annual Report to Shareholders.

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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Development Revenue Bond (“IDRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) Revolving Line of Credit, Revolving loan and Mexican loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) Capex loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%); (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit, Revolving loan and the Mexican loan would have been impacted in 2011 and 2010. The interest rate on these loans is based upon LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
A 10% change in future interest rate curves would impact the fair value of the Company’s interest rate swaps.

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
Information concerning our stock repurchases during the three months ended June 30, 2011 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

			Total Number of	Maximum
	Total		Shares Purchased	Number that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
April 1 to 30, 2011	—	$—	—	—
May 1 to 31, 2011	5,499	$9.51	—	—
June 1 to 30, 2011	—	$—	—	—

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
See Index to Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: August 12, 2011	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date: August 12, 2011	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-k filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

Exhibit No.	Description	Location

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report From 8-k filed July 19, 2007

10(a)	Sixth Amendment Agreement, dated June 17, 2011, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2011

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 12, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated August 12, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

Exhibit No.	Description	Location

101.INS[2]	XBRL Instance Document	Furnished Herein

101.SCH[2]	XBRL Taxonomy Extension Schema Document	Furnished Herein

101.CAL[2]	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herein

101.LAB[2]	XBRL Taxonomy Extension Label Linkbase	Furnished Herein

101.PRE[2]	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herein

101.DEF[2]	XBRL Taxonomy Extension Definition Linkbase	Furnished Herein

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

[2]
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.