Form 10-Q
period 2011-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2011-11-10
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      To
Commission File Number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
___________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	31-1481870
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

800 Manor Park Drive, Columbus, Ohio	43228-0183
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (614) 870-5000
N/A
_______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of November 9, 2011, the latest practicable date, 7,213,296 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,014,255	$5,656,865
Accounts receivable (less allowance for doubtful accounts: September 30, 2011 - $118,000; December 31, 2010 - $118,000)	24,408,791	14,746,138
Inventories:
Finished goods	1,845,754	1,491,886
Work in process	1,394,678	1,125,153
Stores	7,264,295	5,791,491
Total inventories, net	10,504,727	8,408,530

Deferred tax asset-current portion	1,390,928	1,390,928
Foreign sales tax receivable	991,171	1,001,039
Prepaid expenses and other current assets	936,207	874,041
Total current assets	40,246,079	32,077,541

Property, plant and equipment	88,955,755	83,657,334
Accumulated depreciation	(43,178,403)	(40,314,403)
Property, plant and equipment — net	45,777,352	43,342,931

Deferred tax asset	2,560,766	2,519,567
Goodwill	1,097,433	1,097,433
Other assets	16,825	24,793
Total Assets	$89,698,455	$79,062,265

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$4,089,289	$4,151,420
Accounts payable	8,785,606	6,487,983
Tooling in progress	1,483,329	320,041
Current portion of post retirement benefits liability	933,000	933,000
Accrued liabilities:
Compensation and related benefits	5,821,823	3,678,692
Taxes	1,039,089	456,351
Other	818,018	1,133,698
Total current liabilities	22,970,154	17,161,185

Long-term debt	10,110,711	13,581,425
Interest rate swaps	377,344	350,916
Post retirement benefits liability	9,910,618	9,904,000
Total Liabilities	43,368,827	40,997,526
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at September 30, 2011 and December 31, 2010	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,034,688 at September 30, 2011 and 6,880,295 at December 31, 2010	70,347	68,803
Paid-in capital	24,426,908	23,790,263
Accumulated other comprehensive income, net of income taxes	3,108,385	3,213,197
Treasury stock	(26,488,934)	(26,253,478)
Retained earnings	45,212,922	37,245,954
Total Stockholders’ Equity	46,329,628	38,064,739
Total Liabilities and Stockholders’ Equity	$89,698,455	$79,062,265
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
Products	$37,172,999	$23,041,088	$99,694,146	$64,210,313
Tooling	663,002	2,253,508	2,424,901	5,002,115
Total net sales	37,836,001	25,294,596	102,119,047	69,212,428

Total cost of sales	29,664,595	22,160,682	79,625,763	58,575,785

Gross margin	8,171,406	3,133,914	22,493,284	10,636,643

Total selling, general and administrative expense	3,417,377	2,289,262	9,517,397	6,908,532

Income before interest and taxes	4,754,029	844,652	12,975,887	3,728,111

Interest expense	171,527	362,614	620,177	1,240,087

Income before income taxes	4,582,502	482,038	12,355,710	2,488,024

Income tax expense	1,726,776	174,620	4,388,742	1,876,245

Net income	$2,855,726	$307,418	$7,966,968	$611,779

Net income per common share:
Basic	$0.41	$0.04	$1.15	$0.09
Diluted	$0.39	$0.04	$1.09	$0.09
Weighted average shares outstanding:
Basic	6,976,022	6,850,424	6,925,559	6,822,685
Diluted	7,277,810	7,108,977	7,284,471	7,070,887
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
December 31, 2010	6,880,295	$68,803	$23,790,263	$37,245,954	$3,213,197	$(26,253,478)	$38,064,739
Net income				7,966,968			7,966,968
Change in post retirement benefits, net of tax of $61,964					(145,787)		(145,787)
Change in interest rate swaps, net of tax of $21,108					40,975		40,975
Comprehensive income							7,862,156
Common stock issued	111,295	1,113	353,154				354,267
Purchase of treasury stock	(25,902)	(259)				(235,456)	(235,715)
Restricted stock issued	69,000	690					690
Share-based compensation			283,491				283,491
September 30, 2011	7,034,688	$70,347	$24,426,908	$45,212,922	$3,108,385	$(26,488,934)	$46,329,628

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,966,968	$611,779

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,940,264	2,994,043
Deferred income taxes	(41,309)	1,474,142
Mark-to-market of interest rate swaps	67,512	380,739
Net post retirement benefits settlement loss	—	374,402
Share-based compensation	284,181	273,906
Loss on disposal of assets	—	14,277
Loss (gain) on translation of foreign currency financial statements	69,819	(82,974)
Change in operating assets and liabilities:
Accounts receivable	(9,662,653)	(2,352,349)
Inventories	(2,096,198)	(1,239,109)
Prepaid and other assets	(120,593)	(860,513)
Accounts payable	1,869,709	2,157,693
Accrued and other liabilities	3,573,477	(299,701)
Partial settlement of post retirement benefits liability	—	(1,256,650)
Post retirement benefits liability	(139,168)	680,182
Net cash provided by operating activities	4,712,009	2,869,867

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,940,326)	(1,866,872)
Net cash used in investing activities	(4,940,326)	(1,866,872)

Cash flows from financing activities:
Payment of principal on Mexican loan	(1,600,000)	—
Payment of principal on capex loan	(1,285,714)	(1,285,714)
Payment of principal on term loan	(107,131)	(964,287)
Payment of principal on industrial development revenue bond	(540,000)	(500,000)
Payments related to the purchase of treasury stock	(235,715)	—
Proceeds from issuance of common stock	354,267	83,484
Net cash used in financing activities	(3,414,293)	(2,666,517)

Net change in cash and cash equivalents	(3,642,610)	(1,663,522)

Cash and cash equivalents at beginning of period	5,656,865	4,141,838

Cash and cash equivalents at end of period	$2,014,255	$2,478,316

Cash paid for:
Interest (net of amounts capitalized)	$497,071	$760,460
Income taxes	$3,480,500	$360,624
Non Cash:
Fixed asset purchases in accounts payable	$409,342	$41,595

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011. The “Notes to Consolidated Financial Statements,” which are contained in the 2010 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies operates five production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Warsaw, Kentucky; and Matamoros, Mexico. The Columbus, Matamoros and Gaffney facilities produce reinforced plastics by compression molding sheet molding compound (“SMC”) in a closed mold process. The Batavia facility produces reinforced plastic products by a robotic spray-up open mold process and resin transfer molding (“RTM”) closed mold process utilizing multiple insert tooling (“MIT”). The Warsaw facility produces reinforced plastic products by spray-up and hand lay-up open mold processes. The Matamoros facility also utilizes spray-up and hand lay-up open mold processes, and RTM closed mold process to produce reinforced plastic products.

2. Net Income per Common Share
Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$2,855,726	$307,418	$7,966,968	$611,779

Weighted average common shares outstanding	6,976,022	6,850,424	6,925,559	6,822,685
Effect of dilutive securities:
Stock options	224,351	167,035	251,778	136,903
Restricted stock	77,437	91,518	107,134	111,299
Weighted average common and potentially issuable common shares outstanding — diluted	7,277,810	7,108,977	7,284,471	7,070,887

Basic net income per common share	$0.41	$0.04	$1.15	$0.09
Diluted net income per common share	$0.39	$0.04	$1.09	$0.09
At September 30, 2011 and 2010 there were 5,000 and 23,000 unexercised stock options, respectively, that were not included in diluted earnings per share, as they were anti-dilutive.

3. Sales
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Navistar product sales	$17,643,433	$11,759,537	$46,154,858	$35,544,577
Navistar tooling sales	324,564	1,873,554	1,152,510	3,644,914
Total Navistar sales	17,967,997	13,633,091	47,307,368	39,189,491

PACCAR product sales	12,753,579	6,210,680	34,226,997	17,345,291
PACCAR tooling sales	127,385	265,552	350,713	1,155,012
Total PACCAR sales	12,880,964	6,476,232	34,577,710	18,500,303

Other product sales	6,775,987	5,070,871	19,312,291	11,320,445
Other tooling sales	211,053	114,402	921,678	202,189
Total other sales	6,987,040	5,185,273	20,233,969	11,522,634

Total product sales	37,172,999	23,041,088	99,694,146	64,210,313
Total tooling sales	663,002	2,253,508	2,424,901	5,002,115
Total sales	$37,836,001	$25,294,596	$102,119,047	$69,212,428

4. Comprehensive Income
Comprehensive income represents net income plus the results of certain equity changes. The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$2,855,726	$307,418	$7,966,968	$611,779
Change in post retirement benefits due to curtailment and plan amendment, net of tax of $3,173,035	—	5,369,964	—	5,667,964
Change in post retirement benefits, net of tax benefit of $20,665 and $61,964 for the three and nine months ended September 30, 2011 and tax benefit of $14,940 and tax expense of $4,666 for the three and nine months ended September 30, 2010, respectively	(48,597)	(29,725)	(145,787)	8,334
Change in interest rate swaps, net of tax of $7,000 and $21,108 for the three and nine months ended September 30, 2011 and tax of $8,828 and $18,424 for the three and nine months ended September 30, 2010, respectively	13,588	17,137	40,975	56,830
Comprehensive income	$2,820,717	$5,664,794	$7,862,156	$6,344,907

5. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Pension expense:
Defined contribution plan contributions	$121,041	$90,116	$411,539	$311,853
Multi-employer plan contributions	103,450	90,918	307,179	299,975
Total pension expense	224,491	181,034	718,718	611,828

Health and life insurance:
Service cost	—	28,000	—	208,000
Interest cost	132,750	170,000	398,250	708,000
Recognition of previously unrecognized actuarial losses due to partial settlement	—	584,000	—	584,000
Amortization of prior service costs	(124,000)	(83,000)	(372,000)	(83,000)
Amortization of net loss	54,750	38,000	164,250	96,000
Net periodic benefit cost	63,500	737,000	190,500	1,513,000

Total post retirement benefits expense	$287,991	$918,034	$909,218	$2,124,828
The Company made payments of $758,814 to pension plans and $378,820 for post retirement healthcare and life insurance during the nine months ended September 30, 2011. For the remainder of 2011 the Company expects to make approximately $169,975 of pension plan payments, of which $41,132 was accrued at September 30, 2011. The Company also expects to make approximately $554,180 of post retirement healthcare and life insurance payments for the remainder of 2011, all of which are accrued at September 30, 2011.
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
The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment will result in net periodic benefit cost reductions of approximately $496,000 per year in 2011 and each year thereafter during the amortization period, and lower interest costs associated with the reduced post retirement benefits liability. The plan was re-measured using a discount rate of 5.1% at the time of the negative plan amendment.

6. Debt
Debt consists of the following at:

	September 30, 2011	December 31, 2010
Capex loan payable to a bank, interest at a variable rate (1.97% and 3.01% at September 30, 2011 and December 31, 2010, respectively) with monthly payments of interest and principal over a seven-year period through May 2016	$8,000,000	$9,285,714
Mexican loan payable to a bank, interest at a variable rate (1.94% and 3.00% at September 30, 2011 and December 31, 2010, respectively) with annual principal and monthly interest payments over a five-year period through January 2014	4,800,000	6,400,000
Term loan payable to a bank, interest at a variable rate (2.26% at December 31, 2010) with monthly payments of interest and principal over a seven-year period through January 2011. Paid in full during January 2011	—	107,131
Industrial Development Revenue Bond, interest adjustable weekly (nine months ended September 30, 2011 average 0.58%; year ended December 31, 2011 average 0.65%), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit	1,400,000	1,940,000
Revolving line of credit	—	—
Mexican Expansion Revolving loan	—	—
Total	14,200,000	17,732,845
Less current portion	(4,089,289)	(4,151,420)
Long-term debt	$10,110,711	$13,581,425
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
As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company is adding capacity to its Matamoros, Mexico facility to meet demand in 2012 and beyond. The Company expects to invest approximately $14,500,000 for this capacity expansion, of which approximately $8,250,000 is planned to be spent in 2011. To secure additional funding for this capacity expansion, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement on June 17, 2011. Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of LIBOR plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.
Revolving Line of Credit
At September 30, 2011, the Company had available an $8,000,000 variable rate revolving line of credit, scheduled to mature on May 31, 2013. The revolving line of credit bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).

Mexican Expansion Revolving Loan
At September 30, 2011, the Company had available a $10,000,000 variable rate revolving loan, scheduled to mature on May 31, 2013. The revolving loan bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).
Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2011, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
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
Management believes that cash flow from operating activities and available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Interest Rate Swaps
In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate (0.08% at September 30, 2011). During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income, totaling $(199,990) as of December 31, 2009, is being amortized as an increase to interest expense of $5,128 per month, or $3,384 net of tax, over the remaining term of the interest rate swap agreement beginning January 2010. The fair value of the swap was a liability of $68,522 and $126,095 as of September 30, 2011 and December 31, 2010, respectively. The Company recorded interest income of $57,573 for a mark-to-market adjustment of swap fair value for the first nine months of 2011 related to this swap. The notional amount of the swap at September 30, 2011 and December 31, 2010 was $1,400,000 and $1,940,000, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.22% at September 30, 2011). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax amount previously recognized in Accumulated Other Comprehensive Income, totaling $(145,684) as of March 31, 2009, is being amortized as an increase to interest expense of $1,734 per month, or $1,145 net of tax, over the remaining term of the interest rate swap agreement beginning June 2009. The fair value of the swap as of September 30, 2011 and December 31, 2010 was a liability of $308,821 and $224,499, respectively. The Company recorded interest expense of $84,322 for a mark-to-market adjustment of swap fair value for the first nine months of 2011 related to this swap. The notional amount of the swap at September 30, 2011 and December 31, 2010 was $8,000,000 and $9,285,714, respectively.
Interest expense includes $52,000 and $80,000 of expense for settlements related to the Company’s swaps for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, interest expense includes $179,000 and $261,000, respectively, of expense for settlements related to the Company’s swaps.

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
The Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010 include a net deferred tax asset of $3,951,694 and $3,910,495, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the nine months ended September 30, 2011 is estimated to be $4,388,742, or 36% of income before income taxes. Income tax expense for the nine months ended September 30, 2010 was estimated to be $1,876,245, or 75% of income before income taxes. Excluding the write down of the aforementioned deferred tax asset for RDS, the Company’s effective tax rate was estimated to be 34% for the nine months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2011 included $105,000 of interest and penalties related to Mexican income tax filings. No such costs were included in income tax expense for the same period in 2010.
The Company follows accounting guidance related to uncertainty in income taxes. As of September 30, 2011, the Company had no liability for unrecognized tax benefits under this guidance. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2008, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2006. The Company's 2009 Mexican income tax return is currently under audit by Mexican tax authorities.

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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	520,275	$3.31
Exercised	(111,295)	3.18
Granted	—	—
Forfeited	—	—
Outstanding at September 30, 2011	408,980	$3.35
Exercisable at September 30, 2011	383,180	$3.39

The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2010	25,800	$2.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2011	25,800	$2.75
At September 30, 2011 and 2010, there was $18,252 and $26,931, respectively, of total unrecognized compensation expense related to unvested stock options granted under the plan. That cost is expected to be recognized over the weighted-average period of 1.9 years. Total compensation cost related to incentive stock options for the nine months ended September 30, 2011 and 2010 was $3,882 and $35,572, respectively. This compensation expense is allocated such that $3,882 and $34,061 are included in selling, general and administrative expenses and $0 and $1,511 are recorded in cost of sales for the nine months ended September 30, 2011 and 2010, respectively.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of September 30, 2011 and changes during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2010	203,797	$3.91
Granted	50,466	9.48
Vested	(69,000)	4.29
Forfeited	(5,859)	6.74
Unvested balance September 30, 2011	179,404	$5.24
At September 30, 2011 and 2010, there was $625,616 and $530,440, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost related to restricted stock grants for the nine months ended September 30, 2011 and 2010 was $280,299 and $238,334, respectively, all of which was recorded to selling, general and administrative expense.
During the nine months ended September 30, 2011 and 2010, employees surrendered 25,902 and 9,250 shares, respectively, of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011 and December 31, 2010:

	(Level 1)	(Level 2)	(Level 3)	Total Liabilities as of September 30, 2011
Interest rate swap liabilities	$—	$377,344	$—	$377,344

	(Level 1)	(Level 2)	(Level 3)	Total Liabilities as of December 31, 2010
Interest rate swap liabilities	$—	$350,916	$—	$350,916
There were no non-recurring fair value measurements for the nine months ended September 30, 2011.
Core Molding Technologies' derivative instruments included on the Consolidated Balance Sheets were as follows:

	Balance Sheet Location	September 30, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives designated as hedging instruments Interest rate risk activities	Interest rate swaps	$—	$322
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	377,344	350,594
Total		$377,344	$350,916
The effect of derivative instruments on the Consolidated Statements of Operations was as follows:
Derivatives in Cash Flow Hedging Relationships

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Expense (Effective Portion)
Three months ended	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Interest rate swaps	$—	$(5,377)	Interest expense, net	$—	$4,717
Nine months ended	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Interest rate swaps	$322	$(24,344)	Interest expense, net	$—	$22,589

Derivatives not designated as hedging instruments

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Three months ended		September 30, 2011	September 30, 2010
Interest rate swaps	Interest income (expense)	$73,625	$113,254
Nine months ended
Interest rate swaps	Interest income (expense)	$88,510	$380,739
As discussed in Note 6, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Operations, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $82,347, or $54,350 net of taxes.

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
In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends guidance on the testing of goodwill for impairment to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.
In September 2011, the FASB issued Accounting Standards Update 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 amends guidance for employers that participate in multiemployer pension plans to create greater transparency in financial reporting by requiring additional disclosures about an employer's participation in a multiemployer pension plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer's participation in the plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Description of the Company
Core Molding Technologies is a compounder of sheet molding composites ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of sheet molding compounds ("SMC"), long fiber thermoplastics ("LFTP") and bulk molding compounds ("BMC"), spray-up, lay-up, resin transfer ("RTM"), vacuum resin transfer molding ("V-RTM"), and vacuum bagging. Additionally, the Company offers liquid molding of dicyclopentadiene ("DCPD"). Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, and other commercial products. Sales to medium and heavy-duty truck markets accounted for 92% and 94% of the Company’s sales for the nine months ended September 30, 2011 and 2010, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
On December 31, 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began compression molding operations at its second facility in Gaffney, South Carolina, and in October 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding utilizing a vacuum infusion process. In September 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In August 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. The Batavia, Ohio facility produces reinforced plastic products by a spray-up open mold process and RTM utilizing multiple insert tooling (“MIT”) closed mold process. In June of 2009, the Company completed construction of its 437,000 square foot production facility in Matamoros, Mexico that replaced its leased facility. In conjunction with the construction of this facility, the Company also added compression molding operations in Matamoros, Mexico. In July 2011, the Company formed Core Specialty Composites, LLC and leased a facility in Warsaw, Kentucky for the purpose of adding manufacturing capacities to produce parts outside of the Company’s traditional markets.

Overview
For the nine months ended September 30, 2011 the Company recorded net income of $7,967,000, or $1.15 per basic and $1.09 per diluted share, compared with net income of $612,000, or $0.09 per basic and diluted share, for the nine months ended September 30, 2010. Product sales increased 55% as compared to the same period in 2010, which is primarily the result of increased demand from North American medium and heavy-duty truck customers, as well as increased sales from new business awards.
Negatively impacting net income for the nine months ended September 30, 2010 was a charge to income tax expense of $1,021,000 related to the Patient Protection and Affordable Care Act (“PPACA”), which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. Additionally, during the nine months ended September 30, 2010, the Company recorded approximately $1,467,000 of expenses associated with the move of certain product lines from its Columbus, Ohio production facility to its Matamoros, Mexico production facility.
Looking forward, the Company anticipates 2011 sales levels to continue to increase, as industry analysts continue to forecast increased volume in truck production for the remainder of 2011 and into 2012.

Results of Operations
Three Months Ended September 30, 2011, as Compared to Three Months Ended September 30, 2010
Net sales for the three months ended September 30, 2011 totaled $37,836,000, representing an approximate 50% increase from the $25,295,000 reported for the three months ended September 30, 2010. Included in total sales were tooling project sales of $663,000 and $2,254,000 for the three months ended September 30, 2011 and 2010, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 61% higher for the three months ended September 30, 2011, as compared to the same period a year ago. The primary reasons for the increase were higher demand from North American medium and heavy-duty truck customers and awards of new business, which had a favorable impact on sales of $15,335,000. This increase was offset by the effects of pricing which decreased product sales by approximately $1,203,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros, Mexico production facility.
Sales to Navistar totaled $17,968,000 for the three months ended September 30, 2011, increasing 32% from $13,633,000 in sales for the three months ended September 30, 2010. Included in total sales was $325,000 of tooling sales for the three months ended September 30, 2011 compared to $1,874,000 for the same three months in 2010. Product sales to Navistar increased by 50% for the three months ended September 30, 2011 as compared to the same period in the prior year. The primary reason for the increase in product sales is higher demand for North American medium and heavy-duty trucks. This increase was partially off-set by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility during 2010.
Sales to PACCAR totaled $12,881,000 for the three months ended September 30, 2011, increasing 99% from $6,476,000 in sales for the three months ended September 30, 2010. Included in total sales was $127,000 of tooling sales for the three months ended September 30, 2011 compared to $266,000 for the same three months in 2010. Product sales to PACCAR increased by 105% for the three months ended September 30, 2011 as compared to the same period in the prior year. The primary reasons for the increase in product sales is higher demand for North American medium and heavy-duty trucks as noted above, further increased demand for certain truck models for which the Company provides content and new product launches.
Sales to other customers for the three months ended September 30, 2011 increased 35% to $6,987,000 compared to $5,185,000 for the three months ended September 30, 2010. Included in total sales was $211,000 of tooling sales for the three months ended September 30, 2011 compared to $114,000 for the same three months in 2010. Product sales to other customers increased by 34% for the three months ended September 30, 2011 as compared to the same period in the prior year, with approximately 76% of the increase resulting from increased product sales to other medium and heavy-duty truck manufacturers. The remaining increase in other product sales was due to increased demand for the Company’s products from customers outside of the medium and heavy-duty truck market and awards of new business.
Gross margin was approximately 22% of sales for the three months ended September 30, 2011, compared with 12% for the three months ended September 30, 2010. Contributing approximately 7% to the increase in gross margin as a percent of sales for the three months ended September 30, 2011 were lower benefit and labor costs as a percent of sales. Benefit and labor costs as a percent of sales decreased primarily due to lower health care costs, including lower post retirement health benefit costs, and improved efficiencies due to increased sales volume for the three months ended September 30, 2011 over the same period one year ago. Included in cost of sales for the three months ended September 30, 2010 was approximately $147,000 of costs associated with transferring certain operations to the Company’s production facility in Mexico, which negatively impacted gross margin by approximately 1% of sales for the period. There were no such costs for the same period in 2011, as the transfer of these operations was completed in 2010. Better absorption of fixed costs of production due to increases in production volume contributed approximately 3% of sales to gross margin. The Company’s manufacturing operations have significant overhead costs which do not change proportionately with production volumes. Partially offsetting these were higher material prices which negatively impacted gross margin by approximately 1.5% of sales for the three months ended September 30, 2011.
Selling, general and administrative expense (“SG&A”) was $3,417,000 for the three months ended September 30, 2011, compared to $2,289,000 for the three months ended September 30, 2010. The primary reasons for the increase were higher employee profit sharing expense of $681,000 due to increased profits, an increase in labor and benefit costs of $154,000, and foreign currency losses of approximately $115,000.
Interest expense totaled $172,000 for the three months ended September 30, 2011, compared to interest expense of $363,000 for the three months ended September 30, 2010. The primary causes of the decrease were reductions to interest rates on outstanding borrowings under the Credit Agreement, as amended, as well as reductions in outstanding loan balances due to regularly scheduled principal payments. Also contributing to the decrease in interest expense was mark to market adjustments on the Company's interest rate swaps. During the three months ended September 30, 2011 approximately $74,000 of expense was recorded related to the mark to market of the Company’s interest rate swaps as compared to approximately $113,000 of expense for the three months ended September 30, 2010.
Income tax expense for the three months ended September 30, 2011 and 2010 was approximately 38% and 36% of total income before income taxes, respectively. Income tax expense increased as a percent of income before income taxes due to $105,000 of interest and penalties related to Mexican income tax filings included in income tax expense for the three months ended September 30, 2011, while no such costs were included in income tax expense for the same period in 2010.
Core Molding Technologies recorded net income for the three months ended September 30, 2011 of $2,856,000, or $0.41 per basic and $0.39 per diluted share, compared with net income of $307,000, or $0.04 per basic and diluted share, for the three months ended September 30, 2010.
Nine Months Ended September 30, 2011, as Compared to Nine Months Ended September 30, 2010
Net sales for the nine months ended September 30, 2011 totaled $102,119,000, representing an approximate 48% increase from the $69,212,000 reported for the nine months ended September 30, 2010. Included in total sales were tooling project sales of $2,425,000 and $5,002,000 for the nine months ended September 30, 2011 and 2010, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 55% higher for the nine months ended September 30, 2011, as compared to the same period a year ago. The primary reasons for the increase were higher demand from North American medium and heavy-duty truck customers and awards of new business, which had a favorable impact on sales of $38,923,000. This increase was offset by the effects of pricing which decreased product sales by approximately $3,439,000. The decrease in pricing was primarily the result of the transfer of certain products to the Company’s Matamoros, Mexico production facility.
Sales to Navistar totaled $47,307,000 for the nine months ended September 30, 2011, increasing 21% from $39,189,000 in sales for the nine months ended September 30, 2010. Included in total sales was $1,153,000 of tooling sales for the nine months ended September 30, 2011 compared to $3,645,000 for the same nine months in 2010. Product sales to Navistar increased by 30% for the nine months ended September 30, 2011 as compared to the same period in the prior year. The primary reason for the increase in product sales is higher demand for North American medium and heavy-duty trucks. This increase was partially off-set by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility during 2010.
Sales to PACCAR totaled $34,578,000 for the nine months ended September 30, 2011, increasing 87% from $18,500,000 in sales for the nine months ended September 30, 2010. Included in total sales was $351,000 of tooling sales for the nine months ended September 30, 2011 compared to $1,155,000 for the same nine months in 2010. Product sales to PACCAR increased by 97% for the nine months ended September 30, 2011 as compared to the same period in the prior year. The primary reasons for the increase in product sales is higher demand for North American medium and heavy-duty trucks as noted above, further increased demand for certain truck models for which the Company provides content and new product launches.
Sales to other customers for the nine months ended September 30, 2011 increased 76% to $20,234,000 compared to $11,523,000 for the nine months ended September 30, 2010. Included in total sales was $922,000 of tooling sales for the nine months ended September 30, 2011 compared to $202,000 for the same nine months in 2010. Product sales to other customers increased by 71% for the nine months ended September 30, 2011 as compared to the same period in the prior year, with approximately 53% of the increase resulting from increased product sales to other medium and heavy-duty truck manufacturers. The remaining increase in other product sales was due to increased demand for the Company’s products from customers outside of the medium and heavy-duty truck market and awards of new business.
Gross margin was approximately 22% of sales for the nine months ended September 30, 2011, compared with 15% for the nine months ended September 30, 2010. Contributing approximately 6.5% to the increase in gross margin as a percent of sales for 2011 were lower benefit and labor costs as a percent of sales. Benefit and labor costs as a percent of sales decreased primarily due to lower health care costs, including lower post retirement health benefit costs, and improved efficiencies due to increased sales volume for the nine months ended September 30, 2011 over the same period one year ago. Included in cost of sales for the nine months ended September 30, 2010 was approximately $1,467,000 of costs associated with transferring certain operations to the Company’s production facility in Mexico, which negatively impacted gross margin by approximately 2% of sales for the period. There were no such costs for the same period in 2011, as the transfer of these operations was completed in 2010. Better absorption of fixed costs of production due to increases in production volume contributed approximately 2% of sales to gross margin during 2011. The Company’s manufacturing operations have significant overhead costs which do not change proportionately with production volumes. Partially offsetting these were higher material prices which negatively impacted gross margin by approximately 2% of sales, and changes in sales mix which negatively impacted gross margin by approximately 2% of sales for the nine months ended September 30, 2011.
Selling, general and administrative expense (“SG&A”) was $9,517,000 for the nine months ended September 30, 2011, compared to $6,909,000 for the nine months ended September 30, 2010. The primary reasons for the increase were higher employee profit sharing expense of $1,838,000 and an increase in labor and benefit costs of approximately $431,00.
Interest expense totaled $620,000 for the nine months ended September 30, 2011, compared to interest expense of $1,240,000 for the nine months ended September 30, 2010. The primary cause of the decrease was mark to market adjustments on the Company’s interest rate swaps. In the nine months ended September 30, 2011 approximately $89,000 of expense was recorded related to the mark to market of the Company’s interest rate swaps as compared to approximately $381,000 of expense for the nine months ended September 30, 2010. Also contributing to the decrease in interest expense were reductions to interest rates on outstanding borrowings under the Credit Agreement, as amended, as well as reductions in outstanding loan balances due to regularly scheduled principal payments.
Income tax expense for the nine months ended September 30, 2011 was approximately 36% of income before income taxes. Income tax expense for the nine months ended September 30, 2010 was approximately 75% of income before income taxes. The Company’s effective rate in 2010 includes the impact of writing off deferred tax assets of $1,021,000 due to the passage of the PPACA which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s estimated tax rate was 34% for the nine months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2011 included $105,000 of interest and penalties related to Mexican income tax filings, while no such costs were included in income tax expense for the same period in 2010.

Core Molding Technologies recorded net income for the nine months ended September 30, 2011 of $7,967,000 or $1.15 per basic and $1.09 per diluted share, compared with net income of $612,000, or $0.09 per basic and diluted share, for the nine months ended September 30, 2010.

Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
Cash provided by operating activities for the nine months ended September 30, 2011 totaled $4,712,000. Net income of $7,967,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $2,940,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $6,437,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales as well as higher inventory levels. These were offset by increased accrual liabilities, including profit sharing accruals and accounts payable at September 30, 2011 as compared to December 31, 2010.
Cash used in investing activities for the nine months ended September 30, 2011 was $4,940,000, all of which represents capital improvements and equipment purchases for the Company’s production facilities. In total, Core Molding Technologies plans to spend $5,910,000 during the remainder of 2011 on capital improvements and equipment purchases for the Company's production facilities. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company will require additional capacity at its Matamoros, Mexico facility to meet demand in 2012 and beyond. Given these capacity needs management plans to invest approximately $14,500,000 for this capacity expansion in 2011 and 2012. For the nine months ended

September 30, 2011, the Company spent approximately $3,400,000 on facility expansion and the purchase of equipment at its Matamoros, Mexico facility, and plans to spend an additional $4,850,000 during the remainder of 2011 in connection with the Matamoros facility expansion project. The remaining spending represents capital improvements and equipment purchases at the Company’s other production facilities.
Cash used in financing activities for the nine months ended September 30, 2011 totaled $3,414,000, which was primarily a result of scheduled repayments of principal on the Company’s Mexican loan, capex loan, industrial development revenue bond and term loan.
To secure additional funding for the Matamoros facility expansion project as discussed above, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement on June 17, 2011. Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of LIBOR plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.
At September 30, 2011, the Company had cash on hand of $2,014,255, an available line of credit of $8,000,000 and an available Mexican expansion revolving loan of $10,000,000. Both the line of credit and Mexican expansion revolving loan are scheduled to mature on May 31, 2013. At September 30, 2011, Core Molding Technologies had no outstanding borrowings on the line of credit or Mexican expansion revolving loan.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2011, the Company was in compliance with its financial covenants.
Management regularly evaluates the Company’s ability to effectively meet its debt covenants based on the Company’s forecasts. Based on the Company’s forecasts which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months. Management believes that cash flow from operating activities and available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends guidance on the testing of goodwill for impairment to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.
In September 2011, the FASB issued Accounting Standards Update 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 amends guidance for employers that participate in multiemployer pension plans to create greater transparency in financial reporting by requiring additional disclosures about an employer's participation in a multiemployer pension plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer's participation in the plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, self-insurance, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $118,000 at September 30, 2011 and December 31, 2010. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $1,125,000 at September 30, 2011 and $695,000 at December 31, 2010.
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
Goodwill and Long-Lived Assets: Management evaluates whether impairment exists for goodwill and long-lived assets annually on December 31 or at interim periods if an indicator of impairment exists. Should actual results differ from the assumptions used to determine impairment, additional provisions may be required. Impairment charges of our goodwill or long-lived assets may be required in the future if our expected future cash flows decline. The Company has not recorded any impairment to goodwill or long-lived assets for the nine months ended September 30, 2011 or the year ended December 31, 2010.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2011 and December 31, 2010 of $915,000 and $1,041,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10 of the Notes to Consolidated Financial Statements, which are contained in the 2010 Annual Report to Shareholders. As further described in Note 5, in August 2010, the Company eliminated its post retirement health and life insurance benefits for all current and future represented employees who had not retired as of August 7, 2010. The elimination of benefits resulted in a reduction of the Company’s post retirement benefits liability of $10,282,000. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $10,844,000 at September 30, 2011 and $10,837,000 at December 31, 2010.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2011 the Company had a net liability related to tooling in progress of $1,483,000, which represents approximately $6,402,000 of progress tooling billings and $4,919,000 of progress tooling expenses. At December 31, 2010 the Company had a net liability related to tooling in progress of $320,000, which represents approximately $2,697,000 of progress tooling billings and $2,377,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, include a deferred tax asset of $3,952,000 and $3,910,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 9 in Core Molding Technologies 2010 Annual Report to Shareholders.

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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Development Revenue Bond (“IDRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) Revolving Line of Credit, Mexican Expansion Revolving Loan and Mexican Loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) Capex Loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%); (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit, Mexican Expansion Revolving Loan and the Mexican Loan would have been impacted in 2011 and 2010. The interest rate on these loans is based upon LIBOR. Although a 10% change in short-term interest rates would impact the interest paid by the Company, it would not have a material effect on earnings before tax.
A 10% change in future interest rate curves would impact the fair value of the Company’s interest rate swaps.

Part I — Financial Information

Item 4.	Controls and Procedures
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
Information concerning our stock repurchases during the three months ended September 30, 2011 is below. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2011	19,498	$8.97	—	—
August 1 to 31, 2011	—	$—	—	—
September 1 to 30, 2011	—	$—	—	—

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.     Exhibits

See Index to Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	November 10, 2011	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	November 10, 2011	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Materials Corporation as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
10(a)
Sixth Amendment Agreement, dated June 17, 2011, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2011

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 10, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated November 10, 2011, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS[2]	XBRL Instance Document	Furnished Herein

101.SCH[2]	XBRL Taxonomy Extension Schema Document	Furnished Herein

101.CAL[2]	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herein

101.LAB[2]	XBRL Taxonomy Extension Label Linkbase	Furnished Herein

101.PRE[2]	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herein

101.DEF[2]	XBRL Taxonomy Extension Definition Linkbase	Furnished Herein

1.
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

2.
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.