Form 10-K
period 2011-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2012-03-16
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission file number 001‑12505

CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1481870
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

800 Manor Park Drive, Columbus, Ohio	43228-0183
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (614) 870-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	NYSE Amex
Preferred Stock purchase rights, par value $0.01	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $53,018,432, based upon the closing sale price of $8.97 on the NYSE Amex on June 30, 2011, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 15, 2012, the number of shares of registrant's common stock outstanding was 7,246,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2012 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of Navistar, Inc. (“Navistar”), formerly known as International Truck & Engine Corporation. On December 31, 1996, RYMAC merged with and into the Company, with the Company as the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from Navistar in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar. Navistar currently owns 664,000 shares (9.2%) of the outstanding stock of the Company.

In the first quarter of 1998, the Company opened a second compression molding plant located in Gaffney, South Carolina as part of the Company’s growth strategy to expand its customer base. This facility provided the Company with additional capacity and a strategic location to serve both current and prospective customers.

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

In conjunction with establishment of operations for the assets acquired in the Airshield Asset Acquisition, the Company established a Mexican subsidiary and leased a production facility in Mexico. In October 2001, the Company (5% owner) and Core Composites Corporation (95% owner) incorporated Corecomposites de Mexico, S. de R.L. de C.V. (“Corecomposites”) in Matamoros, Mexico. Corecomposites was organized to operate under a maquiladora program whereby substantially all products produced are exported back to Core Composites Corporation which sells such product to United States based external customers. In June of 2009, the Company completed construction and took occupancy of a new production facility in Matamoros, Mexico that replaced its leased facility.

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

In July 2011, the Company formed Core Specialty Composites, LLC ("Core Specialty Composites"), a Delaware limited liability company and wholly owned subsidiary of the Company. This entity was formed for the purpose of adding additional manufacturing capabilities to manufacture fiberglass reinforced plastic parts for customers outside of the Company's traditional heavy truck customer base. This entity leases a manufacturing facility in Warsaw, Kentucky, from which Core Specialty Composites conducts operations.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon two major customers as the primary source of Core Molding Technologies' sales revenues; recent efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies' suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies' Columbus facility to its Matamoros facility; management's decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies' other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies operates five production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Warsaw, Kentucky; and Matamoros, Mexico.

Reinforced plastics compete largely against metals and have the strength to function well during prolonged use. Management believes that reinforced plastic components offer many advantages over metals, including:

•heat resistance;
•corrosion resistance;
•lighter weight;
•lower cost;
•greater flexibility in product design;
•part consolidation for multiple piece assemblies;
•lower initial tooling costs for lower volume applications;
•high strength‑to‑weight ratio; and
•dent‑resistance in comparison to steel or aluminum.

The largest markets for reinforced plastics are transportation (automotive and truck), construction, marine, and industrial applications. The Company currently has five manufacturing facilities producing reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company's two major customers are Navistar and PACCAR, Inc. (“PACCAR”), which are supplied reinforced plastic products for medium and heavy-duty trucks. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive suppliers, and manufacturers of marine and other commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2)

obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products to OEMs outside of our traditional markets; and (5) acquiring an existing business. The Company's efforts continue to be directed towards all five areas.

MAJOR COMPETITORS

The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, RTM, and MIT molding processes in the United States.  The Company faces competition from a number of other molders including, most significantly, Decoma Composites (an operating unit of Magna International), Molded Fiber Glass Companies, Continental Structural Plastics, Sigma Industries and Premix.  The Company believes that it is well positioned to compete based primarily on manufacturing capability and location, product quality, engineering capability, cost, and delivery.  However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.

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

Relationship with Navistar

The Company entered into a Comprehensive Supply Agreement with Navistar, effective as of June 24, 2008. On January 28, 2010, the Company entered into a First Addendum to the Comprehensive Supply Agreement, agreeing to shift production of certain products from the Company's Columbus, Ohio facility to its Matamoros, Mexico facility, in order to meet the needs of Navistar as a result of its relocation of certain production to its Escobedo, Mexico assembly plant. Under this Comprehensive Supply Agreement, as amended, the Company continues to be the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013.

The Company makes products for Navistar's Springfield, Ohio; Garland, Texas; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants. The Company works closely on new product development with Navistar's engineering and research personnel. Some of the products sold to Navistar include hoods, roofs, air deflectors, air fairings, fenders, splash panels, and other components. Sales to Navistar amounted to approximately 44% and 55% of total sales for 2011 and 2010, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, and other components. Sales to PACCAR amounted to approximately 36% and 27% of total sales in 2011 and 2010, respectively.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers. Sales to these customers individually were all less than 10% of total annual sales. Sales to these customers amounted to approximately 20% and 18% of total sales in 2011 and 2010, respectively.

GEOGRAPHIC INFORMATION

The following table provides information related to our sales by country, based on location of customer, for the years ended December 31:

	2011	2010
United States	$109,213,000	$85,720,000
Mexico	30,180,000	11,705,000
Canada	4,028,000	2,833,000
Total	$143,421,000	$100,258,000

The following table provides information related to the location of our property, plant and equipment, net, as of December 31:

	2011	2010
United States	$19,623,000	$19,495,000
Mexico	29,721,000	23,848,000
Total	$49,344,000	$43,343,000

PRODUCTS

Sheet Molding Compound (“SMC”)

SMC is primarily a combination of resins, fiberglass, fillers, and catalysts compounded and cured in sheet form, which is then used to manufacture compression-molded products, as discussed below. The Company also sells SMC to other molders.

The Company incorporates a sophisticated computer program in the process of compounding various complex SMC formulations tailored to meet customer needs. The program provides for the following:

•Control information during various production processes; and
•Data for statistical batch controls.

The Company has the capacity to manufacture approximately 48 million pounds of SMC annually. The following table shows production of SMC for 2011 and 2010:

Year	SMC Pounds Produced (Millions)
2011	28
2010	18

Glass Mat Thermoplastic Compound (“GMT”)

GMT is a combination of glass and thermoplastic resins which the Company purchases in sheet form. GMT is heated just prior to being used to manufacture compression-molded products.

Closed Molded Products

The Company manufactures reinforced plastic products using compression molding and resin transfer molding process methods of closed molding.

Compression Molding - Compression molding is a process whereby SMC or GMT is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for high volume products. Higher volumes justify the customer's investment in matched die steel molds.

As of December 31, 2011, the Company owned 15 compression-molding presses in its Columbus, Ohio facility; 13 presses in its Matamoros, Mexico facility; and 7 presses in its Gaffney, South Carolina facility. The Company's compression molding presses range in size from 250 to 4,500 tons. The Company has 4 new presses on order ranging in size from 600 to 3,500 tons, which are planned to be delivered and installed at its Matamoros manufacturing facility during 2012.

Large platen, high tonnage presses (2,000 tons or greater) provide the ability to mold very large reinforced plastic parts. The Company believes that it possesses a significant portion of the large platen, high tonnage molding capacity in the industry.

To enhance the surface quality and the paint finish of our products, the Company uses both in-mold coating and vacuum molding processes. In-mold coating is the process of injecting a liquid over the molded part surface and then applying pressure at elevated temperatures during an extended molding cycle. The liquid coating serves to fill and/or bridge surface porosity as well as provide a barrier against solvent penetration during subsequent top-coating operations.

Vacuum molding is the removal of air during the molding cycle for the purpose of reducing the amount of surface porosity. The Company believes that it is among the industry leaders in in-mold coating and vacuum molding applications, based on the size and complexity of parts molded.

Resin Transfer Molding (“RTM”) - This process employs two molds, typically a core and a cavity, similar to matched die molding. The composite is produced by placing glass mat, chopped strand, or continuous strand fiberglass in the mold cavity in the desired pattern. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure and is then removed from the mold and trimmed to shape. Fiberglass reinforced products produced from the RTM process exhibit a high quality surface on both sides of the part and excellent part thickness. The multiple insert tooling technique can be utilized in the RTM process to improve throughput based upon volume requirements.

Reaction Injection Molding (“RIM”) - This is a process whereby a composite is produced through the injection of a two-component thermoset resin system utilizing dicyclopentadiene (“DCPD”) technology.  DCPD technology involves injecting a liquid compound into matched die aluminum molds to form the part.  In this process the mold is prepared, closed and the liquid compound is injected into the tool then cured. Additional finishing is required when the part is designated for top coat painting.  The RIM process is an alternative to other closed mold processes for mid-volume parts that require a high level of impact resistance.

Open Molded Products

The Company produces reinforced plastic products using both the hand lay-up and spray-up methods of open molding.

Hand Lay-Up - This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and removed from the mold. After removal, the part typically undergoes trimming to achieve the shape desired. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface. These fiberglass-reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.

Spray-Up - This process utilizes the same type of shell mold as hand-lay-up, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass rovings and resin feed the chopper/spray gun. The resin coated, chopped glass is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold and is then trimmed to the desired shape. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the resin-coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface.

The Company also has a chain driven robotic gel-coating and spray-up line and a hand spray-up cell at the Batavia, Ohio location. Part sizes weigh from a few pounds to several thousand pounds with surface quality tailored for the end use application.

Assembly, Machining, and Paint Products

Many of the products molded by the Company are assembled, machined, prime painted, or topcoat painted to result in a completed product used by the Company's customers.

The Company has demonstrated manufacturing flexibility that accommodates a range of low volume hand assembly and machining work, to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining, and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. The Company also utilizes paint booths and batch ovens in its facilities. The Company generally contracts with outside providers for higher volume applications that require top coat paint.

RAW MATERIALS

The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester, vinyl ester and epoxy resins, fiberglass rovings, and filler. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (steel components). Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. During the last several years, the Company has experienced price fluctuations for certain materials, which has caused suppliers to be reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supplier base for certain supplies, repair items, and components to improve its overall purchasing position.

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog was approximately $15.2 million and $8.9 million at December 31, 2011 and 2010, respectively, all of which the Company expects to ship during the first quarter of the following year.

CAPACITY CONSTRAINTS

In the past, the Company has been required to run up to a three shift/seven day operation to meet its customers' production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements. Based on recent and forecasted customer requirements, the Company anticipates running a three shift/seven day schedule, from time to time, to meet customer production requirements in 2012. As previously disclosed, based on industry analysts' forecasts for medium and heavy-duty truck production levels for 2012 and beyond, combined with recent business awards and to allow for further growth, the Company is in the process of expanding its production capacity at its Matamoros facility. See further discussion of machine and facility capacities at Item 2 “Properties” contained elsewhere in this Annual Report on Form 10-K.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $8.8 million and $2.2 million in 2011 and 2010, respectively. Capital expenditures in 2011 and 2010 consisted of building expansion and improvements, and purchases of production equipment to manufacture parts.

Product development is a continuous process at the Company. Research and development activities focus on developing new material formulations, new structural plastic products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $400,000 and $249,000 in 2011 and 2010, respectively.

ENVIRONMENTAL COMPLIANCE

The Company's manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways.  The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. The Company's policy is to conduct its business with due regard for the preservation and protection of the environment. The Company's environmental waste management process involves the regular auditing of hazardous waste accumulation points, hazardous waste activities and authorized treatment, storage and disposal facility.  As part of the Company's environmental policy all manufacturing employees are trained on waste management and other environmental issues.

In 2003, the Ohio Environmental Protection Agency (“Ohio EPA”) issued Core Molding Technologies' final Title V Operating Permit for the Columbus, Ohio facility, and in 2004 the Ohio EPA issued a final Title V Operating Permit for the Batavia, Ohio facility.  In 2005, the South Carolina Department of Health and Environmental Control issued a final Title V Operating Permit for the Gaffney, South Carolina facility. In 2011, the Kentucky Department for Environmental Protection issued a final Title V Operating Permit for the Warsaw, Kentucky facility. Since that time, Core Molding Technologies has substantially complied with the requirements of these permits. The Company has applied for and continues to work with the Ohio EPA to finalize renewal of the Title V Operating Permit for its Columbus, Ohio facility.

The Company holds various environmental operating permits for its production facility in Matamoros, Mexico as required by US and Mexican state and federal regulations. The Company has substantially complied with all requirements of these operating permits.

EMPLOYEES

As of December 31, 2011, the Company employed a total of 1,596 employees, which consists of 644 employees in its United States operations and 952 employees in its Mexico operations. Of these 1,596 employees, 194 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2013, and 848 employees at the Company's Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2013.

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

SEASONALITY & BUSINESS CYCLE

The Company's business is affected annually by the production schedules of its customers. Certain of the Company's customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company's third quarter. Certain customers also typically shut down their operations during the last week of December. As a result, demand for the Company's products typically decreases during the third and fourth quarters. Demand for medium and heavy-duty trucks, marine, and automotive products also fluctuate on an economic, cyclical and a seasonal basis, causing a corresponding fluctuation for demand of the Company's products.

ITEM 1A.  RISK FACTORS

The following risk factors describe various risks that may affect our business, financial condition, and operations. References to “we,” “us,” and “our” in this “Risk Factors” section refer to Core Molding Technologies and its subsidiaries, unless otherwise specified or unless the context otherwise requires.

We are dependent on sales to our major customers.

Sales to Navistar and PACCAR constituted approximately 44% and 36%, respectively, of our 2011 total sales.  No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, and financial condition.

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

The North American heavy and medium-duty truck industries are highly cyclical. In 2011, approximately 91% of product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

Price increases in raw materials and availability of raw materials could adversely affect our operating results and financial condition.

We purchase resins and fiberglass for use in production as well as steel and other components for product assembly. The prices of raw materials are affected by the prices of crude oil, natural gas, and benzene as well as processing capacity versus demand. We attempt to reduce our exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and when necessary through sales price adjustments to customers. If we are unsuccessful in developing ways to mitigate these raw material increases we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

Cost reduction and quality improvement initiatives by original equipment manufacturers could have a material adverse effect on our business, results of operations, or financial condition.

We are primarily a components supplier to the heavy and medium-duty truck industries, which are characterized by a small number of original equipment manufacturers (“OEMs”) that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by relocating production to countries with lower cost structures, which could in turn lead them to purchase components from suppliers with lower production costs that are geographically closer to their new production facilities. These decisions by OEMs could require us to shift production between our plants so that we are more competitive. Moving production lines between our plants could result in significant costs required for transfer expenses and capital investment. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. To the extent that the Company does not meet the quality standards or demands of quality improvement initiatives sought by OEMs, or does not match the quality of suppliers of comparable products, OEMs may choose to purchase from these alternative suppliers, and as a result the Company may lose existing or new business with OEMs. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.

We may be subject to product liability claims, recalls or warranty claims, which could have a material adverse effect on our business, results of operations, or financial condition.

As a components supplier to OEMs, we face a business risk of exposure to product liability claims in the event that our products malfunction and result in personal injury or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. In addition, we may be required to participate in recalls involving components sold by us if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims in order to maintain positive customer relationships. While we do maintain product liability insurance, it may not be sufficient to cover all product liability claims, and as a result, any product liability claim brought against us could have a material adverse effect on our results of operations. Further, we warrant the quality of our products under limited warranties, and as such, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications. Such warranty claims may result in costly product recalls, significant repair costs and damage to our reputation, all of which would adversely affect our results of operations.

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

We must continue to meet our customers' demand for on-time delivery of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our company or one or more of its' plants and an unforeseen spike in demand for our products, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations, or financial condition.

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

As of December 31, 2011, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 65% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 10, 2013 and January 16, 2013, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. These collective bargaining agreements expire at various times.  Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

We convert raw materials into molded products through a manufacturing process at production facilities in Columbus, Ohio; Gaffney, South Carolina; Batavia, Ohio; Warsaw, Kentucky; and Matamoros, Mexico. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, or natural disaster, whether short or long-term, could have a material adverse effect on our business, results of operations, or financial condition.

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

We maintain property, business interruption, director and officer, product liability, and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts, or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.

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

We may not achieve expected efficiencies related to the proximity of our customers' production facilities to our manufacturing facilities, or with respect to existing or future production relocation plans.

Our facilities are located in close proximity to our customers in order to minimize both our customer's and our own costs. If any of our customers were to move or if nearby facilities are closed, that may impact our ability to remain competitive.  This might also require us to move closer to our customers, build new facilities or shift production between our current facilities to meet our customer's needs, resulting in additional cost and expense. In January 2010, we announced our agreement with Navistar to shift production of certain products from our Columbus, Ohio facility to our Matamoros, Mexico facility as a result of the relocation of certain production by Navistar to its Escobedo, Mexico assembly plant. In 2010 the Company incurred $1.47 million of expense for transfer and startup costs and $1.32 million in capital costs associated with this production shift to Matamoros.

Our products may be rendered obsolete or less attractive if there are changes in technology, regulatory requirements, or competitive processes.

Changes in technology, regulatory requirements, and competitive processes may render certain products obsolete or less attractive. Future chemical regulations may restrict our ability to manufacture products, cause us to incur substantial expenditures to comply with them, and subject us to liability for adverse environmental or health effects linked to the manufacture of our products. Failure to comply with future regulations may subject us to penalties or other enforcement actions. Our ability to anticipate changes in these areas will be a significant factor in our ability to remain competitive. If we are unable to identify or compensate for any one of these changes it may have a material adverse effect on our business, results of operations, or financial condition.

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

We have entered into executive severance agreements with executive officers that provide for significant severance payments in the event such employee's employment with us is terminated within two years of a change in control (as defined in the severance agreement) either by the employee for good reason (as defined in the severance agreement) or by us for any reason other than cause (as defined in the severance agreement), or for death, or disability. A change in control under these agreements includes any transaction or series of related transactions as a result of which less than fifty percent (50%) of the combined voting power of the then-outstanding securities immediately after such transaction are held in the aggregate by the holders of our voting stock immediately prior to such transaction; any person has become the beneficial owner of securities representing 50% or more of our voting stock; we file a report or proxy statement with the SEC that a change in control of the Company has occurred; or within any two year period, the directors at the beginning of the period cease to constitute at least a majority thereof. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

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

We operate a manufacturing facility in Matamoros, Mexico and, as a result, a significant portion of our business and operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions and political conditions inherent in Mexico, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in Mexican currency exchange rates, which may favorably or adversely affect reported earnings. Having transferred certain of our production lines to Matamoros, Mexico in recent years, our operations in Mexico have increased materially, and accordingly our exposure to the aforementioned risks relating to foreign operations has increased. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition, or cash flows.

Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition and results of operations.

Over the last several years financial markets experienced turmoil and uncertainty that required significant intervention of the U.S. federal government. While the ultimate outcome of these events in the financial market cannot be predicted, they could have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. A financial crisis may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers' ability to finance the sale of new trucks or our suppliers' ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns three production facilities that are situated in Columbus, Ohio, Gaffney, South Carolina and Matamoros, Mexico and leases production facilities in Batavia, Ohio, and Warsaw, Kentucky. As previously disclosed, based on industry analysts' forecasts for medium and heavy-duty truck production levels for 2012 and beyond, combined with recent business awards and to allow for further growth, the Company is in the process of adding production capacity to its Matamoros facility. The Company believes that, through productive use and based on the Company's progress on the Matamoros expansion project, these facilities will have adequate production capacity to meet 2012 production volume.

The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28 acres of land. The Company acquired the property at 800 Manor Park Drive in 1996 as a result of the Asset Purchase Agreement with Navistar. The 332,000 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	316,000
Office	16,000
Total	332,000

The Gaffney, South Carolina plant, which was opened in early 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 21 acres of land. The approximate 111,000 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	106,000
Office	5,000
Total	111,000

The Matamoros, Mexico plant which was opened in mid 2009 is located at Guillermo Gonzalez Camarena y Thomas Alva Edison Manzana, Matamoros, Tamaulipas, Mexico. The facility consists of approximately 476,000 square feet on approximately 22 acres comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	461,000
Office	15,000
Total	476,000

The Columbus, Ohio, Gaffney, South Carolina and Matamoros, Mexico properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 7 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

The Company leases a production plant in Batavia, Ohio located at 4174 Half Acre Road on approximately 9 acres of land. The term of the lease is seven years through July 2012. The Company has the option to terminate the lease at any time, by providing written notice to the lessor no later than 90 days prior to the intended termination date. The Company has the option to purchase the property at the end of every lease year. The approximate 108,000 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	104,000
Office	4,000
Total	108,000

The Company leases a production plant in Warsaw, Kentucky located at 901 East Main Street on approximately 23 acres of land. The term of the lease is three years through October 2014, with the option to extend the lease for two additional two year lease terms. The Company has the option to terminate the lease at any time, by providing written notice to the lessor no later than 180 days prior to the intended termination date. The leased property consists of approximately 62,000 square feet of available floor space at the Warsaw, Kentucky plant, and is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	61,000
Office	1,000
Total	62,000

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina and the SMC molding portion at the Matamoros, Mexico facility. The approximate large press capacity utilization for the molding of production products in these production facilities was 68% and 40% in the fourth quarters of 2011 and 2010, respectively. Capacity utilization is measured on the basis of a five day, three-shifts per day operation. The Company owned 18 large molding presses at December 31, 2011, including 3 which were purchased in 2011 and are currently being installed at the Company's Matamoros, Mexico facility as part of the facility expansion project discussed above. The Company plans to add 2 additional large molding presses in 2012. These 5 additional presses are not factored into the large press capacity utilization noted above, as they were not yet operational as of December 31, 2011.

The capacity of production in the Batavia, Ohio facility and the spray-up, hand-lay-up and RTM portion at the Matamoros, Mexico facility are not linked directly to equipment capacities, due to the nature of the products produced. Capacity of these operations is tied to available floor space and the availability of personnel. The approximate capacity utilization for these operations was 88% and 56% in the fourth quarters of 2011 and 2010, respectively.

The production capacity in the Warsaw, Kentucky facility is also tied to floor space and the availability of personnel. The Company was still readying this facility and preparing for startup as of December 31, 2011. The Company began delivering production prototype parts from this facility during the first quarter of 2012, and full production and delivery is expected to commence mid 2012.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE AMEX under the symbol “CMT”.

The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2011	$9.68	$6.47
Third Quarter	2011	9.82	6.61
Second Quarter	2011	9.69	7.55
First Quarter	2011	8.06	5.52

Fourth Quarter	2010	$6.07	$4.29
Third Quarter	2010	6.15	3.99
Second Quarter	2010	6.12	3.40
First Quarter	2010	3.80	2.85

The Company's common stock was held by 334 holders of record on March 15, 2012.

The Company made no payments of cash dividends during 2011 and 2010. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2011:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Grants	Weighted Average Exercise Price of Outstanding Options or Restricted Grants	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	499,531	$4.02	1,770,159
Equity compensation plans not approved by stockholders (1)	74,675	$3.21	—
(1)On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

Information concerning our stock repurchases during the three months ended December 31, 2011 is below. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2011	797	$7.82	—	—
November 1 to 30, 2011	—	$—	—	—
December 1 to 31, 2011	—	$—	—	—

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Operating Data:
Product sales	$138,845	$89,903	$76,167	$110,539	$101,045
Tooling sales	4,576	10,355	7,172	6,116	21,667
Net sales	143,421	100,258	83,339	116,655	122,712
Gross margin	29,883	16,349	11,425	21,210	16,968
Income before interest and taxes	16,944	6,417	2,485	9,190	5,569
Net income	10,526	2,433	1,107	5,741	3,829
Earnings Per Share Data:
Net income per common share:
Basic	$1.51	$0.36	$0.16	$0.85	$0.44
Diluted	$1.44	$0.34	$0.16	$0.82	$0.43
Balance Sheet Data:
Total assets	$93,298	$79,062	$79,176	$74,676	$62,467
Working capital	16,983	14,916	13,587	10,631	6,253
Long-term debt	9,477	13,581	17,733	11,129	5,914
Stockholders' equity	50,096	38,064	30,232	29,820	22,599
Return on Equity	21%	6%	4%	19%	17%

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; risks related to the transfer of production from Core Molding Technologies Columbus facility to its Matamoros facility; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

OVERVIEW

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, and other commercial products. Sales to medium and heavy-duty truck markets accounted for 91% and 92% of the Company’s sales for year ended December 31, 2011 and 2010, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a new production facility in Matamoros, Mexico that replaced its leased facility. In July 2011, the Company formed Core Specialty Composites and leased a facility in Warsaw, Kentucky for the purpose of adding additional manufacturing capabilities to produce parts for customers outside of the Company’s traditional markets.

Core Molding Technologies recorded net income in 2011 of $10,526,000, or $1.51 per basic and $1.44 per diluted share, compared with net income of $2,433,000, or $0.36 per basic and $0.34 per diluted share, in 2010. Product sales in 2011 increased 54% from 2010 product sales, which is primarily the result of increased demand from North American medium and heavy-duty truck customers, as well as increased sales from new business awards.

Negatively impacting net income for the year ended December 31, 2010 was a charge to income tax expense of $1,021,000 related to the Patient Protection and Affordable Care Act (“PPACA”), which repealed the tax benefits the Company previously received related to certain retiree prescription drug costs. Additionally, during the year ended December 31, 2010, the Company recorded approximately $1,467,000, or $968,000 net of tax, of expenses associated with the move of certain product lines from its Columbus, Ohio production facility to its Matamoros, Mexico production facility.

Looking forward, the Company anticipates 2012 sales levels to continue to increase, as industry analysts are forecasting moderate increases in truck production for 2012 as compared to 2011. The Company also anticipates its new Warsaw, Kentucky facility to begin full production mid 2012, which is projected to produce $5,000,000 to $8,000,000 of additional revenue annually.

RESULTS OF OPERATIONS

2011 COMPARED WITH 2010

Net sales for 2011 totaled $143,421,000, representing a 43% increase from $100,258,000 reported for 2010. Included in total sales were tooling project sales of $4,576,000 for 2011 and $10,355,000 for 2010. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2011, excluding tooling project sales, totaled $138,845,000, representing a 54% increase from the $89,903,000 reported for 2010. The primary reasons for the increase were higher demand from North American medium and heavy-duty truck customers as well as recent new business awards. Increased demand for the Company's existing products had a favorable impact on product sales of $48,522,000. Awards of new business had a favorable impact on product sales of $4,888,000. The increases were offset by the effects of product pricing which decreased 2011 sales by approximately $4,468,000. The decrease in pricing was primarily the result of the transfer of certain products from the Company’s Columbus, Ohio production facility to its Matamoros, Mexico production facility during 2010.

Sales to Navistar in 2011 totaled $63,182,000, increasing 15% from $55,138,000 reported for 2010. Included in total sales are tooling sales of $1,204,000 and $7,434,000 for 2011 and 2010, respectively. Included in 2010 tooling sales were approximately $2,809,000 of billings to Navistar for services provided and expenses incurred in connection with the relocation of certain production lines from the Company’s Columbus, Ohio production facility to its Matamoros, Mexico production facility. Product sales to Navistar increased by 30% in 2011 as compared to 2010. The primary reason for the increase was higher demand for North American medium and heavy-duty trucks. This increase was partially off-set by decreased pricing for certain products transferred to the Company’s Matamoros, Mexico production facility during 2010.

Sales to PACCAR in 2011 totaled $51,413,000, increasing 92% from $26,736,000 reported for 2010. Included in total sales are tooling sales of $2,250,000 and $1,632,000 for 2011 and 2010, respectively. Product sales to PACCAR increased 96% in 2011 as compared to 2010. The primary reasons for the increase in product sales is higher demand for North American medium and heavy-duty trucks as noted above, further increased demand for certain truck models for which the Company provides content and new product launches.

Sales to other customers in 2011 totaled $28,826,000, increasing 57% from $18,384,000 reported for 2010. Included in total sales are tooling sales of $1,122,000 and $1,289,000 in 2011 and 2010, respectively. Product sales to other customers increased 62% in 2011 as compared to 2010, with approximately 32% of the increase resulting from increased product sales to other medium and heavy-duty truck manufacturers. The remaining increase in other product sales was due to increased demand for the Company’s products from customers outside of the medium and heavy-duty truck market and awards of new business.

Gross margin was approximately 21% of sales in 2011 compared to 16% of sales in 2010. Contributing approximately 5% to the increase in gross margin as a percent of sales for 2011 were lower benefit and labor costs as a percent of sales. Benefit and labor costs as a percent of sales decreased primarily due to lower health care costs, including lower post retirement health benefit costs, and improved efficiencies due to increased sales volume for the year ended December 31, 2011 compared to the same period one year ago. Included in cost of sales for the year ended December 31, 2010 was approximately $1,467,000 of costs associated with transferring certain operations to the Company’s production facility in Mexico, which negatively impacted 2010 gross margin by approximately 2% of sales for the period. There were no such costs for the same period in 2011, as the transfer of these operations was completed in 2010. Better absorption of fixed costs of production due to increases in production volume contributed approximately 2% of sales to gross margin during 2011. The Company’s manufacturing operations have significant overhead costs which do not change proportionately with production volumes. Partially offsetting these were higher material prices which negatively impacted gross margin by approximately 2% of sales, and changes in sales mix which negatively impacted gross margin by approximately 2% of sales for the year ended December 31, 2011.

Selling, general and administrative expense (“SG&A”) totaled $12,939,000 in 2011, compared to $9,932,000 in 2010. The primary reasons for the increase were an increase in employee profit sharing expense of $1,667,000 and an increase in labor and benefit costs of approximately $503,000. Also contributing to the increase in SG&A were an increase in foreign currency losses of $229,000, expense of $219,000 for allowances for loss contingencies on certain Mexican value added tax assets, and an increase in travel expenses of $158,000.

Net interest expense totaled $696,000 for the year ended December 31, 2011, compared to net interest expense of $1,341,000 for the year ended December 31, 2010. For 2011 the Company recorded a gain of $63,000 related to the mark to market of interest rate swaps as compared to an expense of $179,000 for the year ended December 31, 2010. Reductions in outstanding loan balances, due to regularly scheduled principal payments, reduced interest expense by approximately $223,000. An increase in capitalized interest, and reductions to interest rates on outstanding borrowings under the Credit Agreement also reduced net interest expense in 2011.

Income tax expense was approximately 35% and 52% of total income before income taxes in 2011 and 2010, respectively. The Company’s effective rate in 2010 includes the impact of writing off deferred tax assets of $1,021,000 due to the passage of the PPACA which repealed the tax benefit associated with certain retiree prescription drug subsidies previously recorded by the Company. Without this charge the Company’s estimated tax rate was 32% for the year ended December 31, 2010. The primary reason for the increase in effective tax rate in 2011 as compared to 2010 was the effect of foreign income taxes. In addition, income tax expense for the year ended December 31, 2011 included $89,000 of interest and penalties related to Mexican income tax filings, while no such costs were included in income tax expense in 2010.

Net income for 2011 was $10,526,000 or $1.51 per basic and $1.44 per diluted share, compared with net income of $2,433,000, or $0.36 per basic and $0.34 per diluted share, for 2010.

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

Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 revolving line of credit; (4) a $2,678,563 term loan to refinance an existing term loan; and (5) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, except Core Specialty Composites, LLC, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.

As previously disclosed, the Company is in the process of adding capacity to its Matamoros, Mexico facility to meet demand in 2012 and beyond. The Company expects to invest approximately $14,500,000 for this capacity expansion, of which approximately $6,300,000 was spent in 2011. To secure additional funding for this capacity expansion, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement on June 17, 2011. Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of LIBOR plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.

Cash provided by operating activities totaled $11,475,000 for the year ended December 31, 2011. Net income of $10,526,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $3,942,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $3,918,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales as well as higher inventory levels. These were offset by increased accrued liabilities, including profit sharing accruals, and accounts payable at December 31, 2011 as compared to December 31, 2010.

Cash used in investing activities totaled $8,806,000 for the year ended December 31, 2011, all of which represents building expansion and improvements, and equipment purchases for the Company’s production facilities. As previously disclosed, the Company will require additional capacity at its Matamoros, Mexico facility, which will support increased production volumes as well as new programs for existing customers expected to launch during 2012. The Company plans to invest approximately $14,500,000 for this capacity expansion, of which approximately $6,300,000 had been spent as of December 31, 2011. In addition, approximately $1,200,000 was spent on leasehold improvements and equipment purchases at the Company's facility in Warsaw, Kentucky which is expected to be in full production by mid 2012. The remaining spending represents capital improvements and equipment purchases at the Company’s other production facilities.

Cash used in financing activities totaled $3,692,000 for the year ended December 31, 2011, which was primarily a result of scheduled repayments of principal on the Company’s Mexican loan, capex loan, industrial development revenue bond and term loan.

At December 31, 2011, the Company had cash on hand of $4,634,000, an available line of credit of $8,000,000 and an available Mexican expansion revolving loan of $10,000,000. Both loans are scheduled to mature on May 31, 2013. At December 31, 2011, Core Molding Technologies had no outstanding borrowings on the line of credit or Mexican expansion revolving loan.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2011, the Company was in compliance with its financial covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants. Based on the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2011:

	2012	2013 – 2014	2015 – 2016	2017 and after	Total
Long-term debt	$4,104,000	$7,049,000	$2,428,000	$—	$13,581,000
Interest	394,000	370,000	66,000	—	830,000
Operating lease obligations	419,000	415,000	—	—	834,000
Contractual commitments for capital expenditures (A)	4,356,000	—	—	—	4,356,000
Post retirement benefits	1,002,000	1,144,000	1,095,000	6,341,000	9,582,000
Total	$10,275,000	$8,978,000	$3,589,000	$6,341,000	$29,183,000

(A) Includes $1,086,000 recorded on the balance sheet in accounts payable.

Interest is calculated based the effective interest rates on the Company’s borrowing arrangements reflective of the interest rate swap agreements in place for the long-term borrowings. As of December 31, 2011, the Company had no off-balance sheet arrangements.

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

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $236,000 at December 31, 2011 and $118,000 at December 31, 2010. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $1,283,000 at December 31, 2011 and $695,000 at December 31, 2010.

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $862,000 at December 31, 2011 and $750,000 at December 31, 2010.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2011 and 2010.

Goodwill

Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value, less any costs associated with the final settlement. There was no impairment of the Company's goodwill for the years ended December 31, 2011 and 2010.

Self-Insurance

The Company is self-insured with respect to its Columbus and Batavia, Ohio, Warsaw, Kentucky and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2011 and December 31, 2010 of $1,045,000 and $1,041,000, respectively.

Post Retirement Benefits

Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements. As described in Note 11, in August 2010, the Company eliminated its post retirement health and life insurance benefits for all current and future represented employees who had not retired as of August 7, 2010. The elimination of benefits resulted in a reduction of $10,282,000 in the Company’s post retirement benefits liability. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,582,000 at December 31, 2011 and $10,837,000 at December 31, 2010.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2011, the Company had a net liability related to tooling in progress of $1,520,000, which represents approximately $8,270,000 of progress tooling billings and $6,750,000 of progress tooling expenses. At December 31, 2010 the Company had a net liability related to tooling in progress of $320,000, which represents approximately $2,697,000 of progress tooling billings and $2,377,000 of progress tooling expenses.

Income Taxes

Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.

The Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 include a deferred tax asset of $2,888,000 and $3,911,000, respectively. An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its two largest customers (Navistar and PACCAR), and any recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset.

Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination. Management has recognized all tax positions as of December 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to this guidance, Accounting Standards Update 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the effective date for the presentation of reclassification of items out of accumulated other comprehensive income to some future period. Except for the presentation of reclassification adjustments, the provisions of this guidance are effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 amends guidance for employers that participate in multiemployer pension plans to create greater transparency in financial reporting by requiring additional disclosures about an employer's participation in a multiemployer pension plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer's participation in the plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in Note 11.

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

Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit, Mexican Expansion Revolving Loan and the Mexican Loan would impact the interest paid by the Company, as the interest rate on these loans is based upon LIBOR, however, it would not have a material effect on earnings before taxes.

A 10% change in future interest rate curves would impact the fair value of the Company’s interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Core Molding Technologies, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP
Columbus, Ohio
March 16, 2012

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2011	2010
Net sales:
Products	$138,845,000	$89,903,000
Tooling	4,576,000	10,355,000
Total net sales	143,421,000	100,258,000

Total cost of sales	113,538,000	83,909,000

Gross margin	29,883,000	16,349,000

Total selling, general and administrative expense	12,939,000	9,932,000

Income before interest and taxes	16,944,000	6,417,000

Interest expense	696,000	1,341,000

Income before income taxes	16,248,000	5,076,000

Income taxes:
Current	5,152,000	1,666,000
Deferred	570,000	977,000
Total income taxes	5,722,000	2,643,000

Net income	$10,526,000	$2,433,000

Net income per common share:
Basic	$1.51	$0.36
Diluted	$1.44	$0.34
Weighted average shares outstanding:
Basic	6,954,000	6,847,000
Diluted	7,300,000	7,067,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$4,634,000	$5,657,000
Accounts receivable (less allowance for doubtful accounts: December 31, 2011 - $236,000; December 31, 2010 - $118,000)	22,048,000	14,746,000
Inventories:
Finished goods	1,872,000	1,492,000
Work in process	1,547,000	1,125,000
Stores	7,989,000	5,792,000
Total inventories, net	11,408,000	8,409,000

Deferred tax asset-current portion	1,843,000	1,391,000
Foreign sales tax receivable	910,000	1,001,000
Prepaid expenses and other current assets	954,000	874,000
Total current assets	41,797,000	32,078,000

Property, plant and equipment	93,236,000	83,657,000
Accumulated depreciation	(43,892,000)	(40,314,000)
Property, plant and equipment — net	49,344,000	43,343,000

Deferred tax asset	1,045,000	2,520,000
Goodwill	1,097,000	1,097,000
Other assets	15,000	24,000
Total Assets	$93,298,000	$79,062,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$4,104,000	$4,151,000
Accounts payable	9,813,000	6,488,000
Tooling in progress	1,520,000	320,000
Current portion of post retirement benefits liability	1,002,000	933,000
Accrued liabilities:
Compensation and related benefits	7,147,000	3,679,000
Taxes	225,000	456,000
Other	1,003,000	1,135,000
Total current liabilities	24,814,000	17,162,000

Long-term debt	9,477,000	13,581,000
Interest rate swaps	331,000	351,000
Post retirement benefits liability	8,580,000	9,904,000
Total Liabilities	43,202,000	40,998,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at December 31, 2011 and December 31, 2010	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,048,069 at December 31, 2011 and 6,880,295 at December 31, 2010	70,000	69,000
Paid-in capital	24,872,000	23,790,000
Accumulated other comprehensive income, net of income taxes	3,877,000	3,213,000
Treasury stock	(26,495,000)	(26,254,000)
Retained earnings	47,772,000	37,246,000
Total Stockholders’ Equity	50,096,000	38,064,000
Total Liabilities and Stockholders’ Equity	$93,298,000	$79,062,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
for the Years Ended December 31, 2011 and 2010

	Common Stock Outstanding		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	6,799,641	$68,000	$23,336,000	$34,813,000	$(1,806,000)	$(26,179,000)	$30,232,000
Net income				2,433,000			2,433,000
Change in post retirement benefits, net of tax of $2,739,000					4,947,000		4,947,000
Change in interest rate swaps, net of tax of $37,000					72,000		72,000
Comprehensive income							7,452,000
Common stock issued	34,550		103,000				103,000
Purchase of treasury stock	(14,584)					(75,000)	(75,000)
Restricted stock issued	60,688	1,000					1,000
Share-based compensation			351,000				351,000
Balance at December 31, 2010	6,880,295	$69,000	$23,790,000	$37,246,000	$3,213,000	$(26,254,000)	$38,064,000
Net income				10,526,000			10,526,000
Change in post retirement benefits, net of tax of $374,000					609,000		609,000
Change in interest rate swaps, net of tax of $28,000					55,000		55,000
Comprehensive income							11,190,000
Common stock issued	119,625	1,000	378,000				379,000
Excess tax benefit — equity transactions			322,000				322,000
Purchase of treasury stock	(26,699)					(241,000)	(241,000)
Restricted stock issued	74,848						—
Share-based compensation			382,000				382,000
Balance at December 31, 2011	7,048,069	$70,000	$24,872,000	$47,772,000	$3,877,000	$(26,495,000)	$50,096,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$10,526,000	$2,433,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,942,000	3,949,000
Deferred income taxes	570,000	977,000
Mark-to-market of interest rate swaps	35,000	234,000
Post retirement benefits settlement loss	—	584,000
Share-based compensation	382,000	352,000
Gain on disposal of assets	—	(8,000)
Loss (gain) on translation of foreign currency financial statements	132,000	(114,000)
Change in operating assets and liabilities:
Accounts receivable	(7,302,000)	(2,810,000)
Inventories	(2,999,000)	(1,395,000)
Prepaid and other assets	(80,000)	(293,000)
Accounts payable	2,159,000	1,770,000
Accrued and other liabilities	4,304,000	2,363,000
Partial settlement of post retirement benefits liability	—	(1,257,000)
Post retirement benefits liability	(194,000)	583,000
Net cash provided by operating activities	11,475,000	7,368,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,806,000)	(2,228,000)
Proceeds from sale of property and equipment	—	22,000
Net cash used in investing activities	(8,806,000)	(2,206,000)

Cash flows from financing activities:
Payment of principal on Mexican loan	(1,600,000)	—
Payment of principal on capex loan	(1,714,000)	(1,714,000)
Payment of principal on term loan	(107,000)	(1,286,000)
Payment of principal on industrial development revenue bond	(730,000)	(675,000)
Excess tax benefit from equity incentive plans	322,000	—
Payments related to the purchase of treasury stock	(241,000)	(75,000)
Proceeds from issuance of common stock	378,000	103,000
Net cash used in financing activities	(3,692,000)	(3,647,000)

Net change in cash and cash equivalents	(1,023,000)	1,515,000

Cash and cash equivalents at beginning of period	5,657,000	4,142,000

Cash and cash equivalents at end of period	$4,634,000	$5,657,000

Cash paid for:
Interest (net of amounts capitalized)	$557,000	$1,048,000
Income taxes	$4,731,000	$571,000
Non Cash:
Fixed asset purchases in accounts payable	$1,086,000	$51,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies operates five production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Warsaw, Kentucky; and Matamoros, Mexico.

The Company operates in one business segment as a manufacturer of SMC and molder of fiberglass reinforced plastics. The Company produces and sells SMC and molded products for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarket, marine, and other commercial products.

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

Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2011 the Company had a net liability related to tooling in progress of $1,520,000, which represents approximately $8,270,000 of progress tooling billings and $6,750,000 of progress tooling expenses. At December 31, 2010 the Company had a net liability related to tooling in progress of $320,000, which represents approximately $2,697,000 of progress tooling billings and $2,377,000 of progress tooling expenses.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $4,634,000 at December 31, 2011 and $5,657,000 at December 31, 2010.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $236,000 at December 31, 2011 and $118,000 December 31, 2010. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $1,283,000 at December 31, 2011 and $695,000 at December 31, 2010. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $862,000 at December 31, 2011 and $750,000 at December 31, 2010.

Property, Plant, and Equipment - Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long‑lived assets is evaluated annually to determine if adjustment to the depreciation period or to the unamortized balance is warranted.

Ranges of estimated useful lives for computing depreciation are as follows:

Land improvements	20 years
Buildings and improvements	20 - 40 years
Machinery and equipment	3 - 15 years
Tools, dies and patterns	3 - 5 years

Depreciation expense was $3,840,000 and $3,841,000 for 2011 and 2010, respectively. The Company capitalized interest cost of approximately $111,000 and $8,000 for the years ended December 31, 2011 and 2010, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2011 and 2010.

Goodwill - Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value, less any costs associated with the final settlement. There was no impairment of the Company's goodwill for the years ended December 31, 2011 and 2010.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 10.

Self-Insurance - The Company is self-insured with respect to its Columbus and Batavia, Ohio, Warsaw, Kentucky and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2011 and December 31, 2010 of $1,045,000 and $1,041,000, respectively.

Fair Value of Financial Instruments - The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 14.

Concentration Risks - The Company has significant transactions with two major customers (see Note 4), which together comprised 80% and 82% of total sales in 2011 and 2010, respectively and 77% and 73% of accounts receivable at December 31, 2011 and 2010, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to certain customers' manufacturing and service locations in Mexico and Canada totaled 24% and 15% of total sales for 2011 and 2010, respectively.

As of December 31, 2011, the Company employed a total of 1,596 employees, which consisted of 644 employees in its United States operations and 952 employees in its Mexican operations. Of these 1,596 employees, 194 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2013, and 848 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2013.

Earnings Per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method. A detailed computation of earnings per share is located in Note 3.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income is comprised of the following, net of tax:

	December, 31
	2011	2010
Interest rate swaps	$(109,000)	$(122,000)
Post retirement benefits	3,986,000	3,335,000
Total	$3,877,000	$3,213,000

Research and Development - Research and development activities focus on developing new material formulations, new structural plastic products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $400,000 in 2011 and $249,000 in 2010.

Foreign Currency Adjustments - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Foreign currency translation and transaction losses included in selling, general and administrative expense totaled $132,000 and $97,000 in 2011 and 2010, respectively.

Reclassifications - Certain items previously reported have been reclassified to conform to the current year's reporting format. These reclassifications had no effect on net income or shareholders' equity as previously reported.

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to this guidance, Accounting Standards Update 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the effective date for the presentation of reclassification of items out of accumulated other comprehensive income to some future period. Except for the presentation of reclassification adjustments, the provisions of this guidance are effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan (ASU 2011-09). ASU 2011-09 amends guidance for employers that participate in multiemployer pension plans to create greater transparency in financial reporting by requiring additional disclosures about an employer's participation in a multiemployer pension plans. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer's participation in the plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in Note 11.

3. Net Income per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income per common share is as follows:

	December 31,
	2011	2010
Net income	$10,526,000	$2,433,000

Weighted average common shares outstanding — basic	6,954,000	6,847,000
Effect of dilutive securities:
Stock options	245,000	121,000
Restricted stock	101,000	99,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,300,000	7,067,000

Basic net income per common share	$1.51	$0.36
Diluted net income per common share	$1.44	$0.34

At December 31, 2010 there were 23,000 unexercised stock options that were not included in diluted earnings per share, as they were anti-dilutive.

4. Major Customers

The Company currently has two major customers, Navistar, Inc. (“Navistar”), and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar or PACCAR would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2011	2010
Navistar product sales	$61,978,000	$47,704,000
Navistar tooling sales	1,204,000	7,434,000
Total Navistar sales	63,182,000	55,138,000

PACCAR product sales	49,163,000	25,104,000
PACCAR tooling sales	2,250,000	1,632,000
Total PACCAR sales	51,413,000	26,736,000

Other product sales	27,704,000	17,095,000
Other tooling sales	1,122,000	1,289,000
Total other sales	28,826,000	18,384,000

Total product sales	138,845,000	89,903,000
Total tooling sales	4,576,000	10,355,000
Total sales	$143,421,000	$100,258,000

5. Foreign Operations

In conjunction with the Company's acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made in United States dollars, which totaled $68,008,000 in 2011 and $41,347,000 in 2010. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 23% of sales of the Matamoros facility in 2011 and 25% of sales of the Matamoros facility in 2010. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties including safety and security concerns inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.

The following table provides information related to our sales by country, based on location of customer, for the years ended December 31:

	2011	2010
United States	$109,213,000	$85,720,000
Mexico	30,180,000	11,705,000
Canada	4,028,000	2,833,000
Total	$143,421,000	$100,258,000

The following table provides information related to the location of our property, plant and equipment, net, as of December 31:

	2011	2010
United States	$19,623,000	$19,495,000
Mexico	29,721,000	23,848,000
Total	$49,344,000	$43,343,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2011	2010
Land and land improvements	$5,098,000	$5,098,000
Buildings	36,535,000	36,018,000
Machinery and equipment	44,683,000	41,484,000
Tools, dies, and patterns	808,000	796,000
Additions in progress	6,112,000	261,000
Total	93,236,000	83,657,000
Less accumulated depreciation	(43,892,000)	(40,314,000)
Property, plant, and equipment - net	$49,344,000	$43,343,000

Additions in progress at December 31, 2011 and 2010 relate to equipment purchases that were not yet completed at year end. At December 31, 2011 and 2010, commitments for capital expenditures in progress, including $1,086,000 recorded on the balance sheet in accounts payable, were $4,356,000 and $184,000, respectively. Capitalized interest for the years ended December 31, 2011 and 2010 was approximately $111,000 and $8,000, respectively.

7. Debt and Leases

Long-term debt consists of the following at:

	December 31, 2011	December 31, 2010
Capex loan payable to a bank, interest at a variable rate (2.02% and 3.01% at December 31, 2011 and 2010, respectively) with monthly payments of interest and principal over a seven-year period through May 2016	$7,571,000	$9,285,000
Mexican loan payable to a bank, interest at a variable rate (1.94% and 3.00% at December 31, 2011 and 2010, respectively) with annual principal and monthly interest payments over a five-year period through January 2014	4,800,000	6,400,000
Term loan payable to a bank, interest at a variable rate (2.26% at December 31, 2010) with monthly payments of interest and principal over a seven-year period through January 2011. Paid in full during January 2011	—	107,000
Industrial Development Revenue Bond, interest adjustable weekly (0.37% and 0.93% at December 31, 2011 and 2010, respectively), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit	1,210,000	1,940,000
Revolving line of credit	—	—
Mexican Expansion Revolving loan	—	—
Total	13,581,000	17,732,000
Less current portion	(4,104,000)	(4,151,000)
Long-term debt	$9,477,000	$13,581,000

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

As previously disclosed, the Company is in the process of adding capacity to its Matamoros, Mexico facility to meet demand in 2012 and beyond. The Company expects to invest approximately $14,500,000 for this capacity expansion, of which approximately $6,300,000 was spent in 2011. To secure additional funding for this capacity expansion, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement on June 17, 2011. Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of LIBOR plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.

The $12,000,000 Capex loan was a construction draw loan that converted to a seven-year term loan with fixed monthly principal payments. Borrowings made pursuant to this loan bear interest, payable monthly at 30 day LIBOR plus 175 basis points. The 30 day LIBOR rate was 0.27% at December 31, 2011.

The $8,000,000 Mexican loan was also a construction draw loan to finance the new production facility in Matamoros, Mexico that was converted to a term loan in July 2009. This commitment had an original term of five years with annual payments commencing January 31, 2010. During 2009, the Company elected to only borrow $6,400,000 and forego the January 31, 2010 payment. This modification of the original amortization schedule for the Mexican loan was completed with the Fourth Amendment to the credit agreement. As a result, the Company’s first payment was not due until January 31, 2011. Amounts borrowed under this loan may not be reborrowed once repaid. Borrowings made pursuant to this loan bear interest, payable annually at daily LIBOR plus 175 basis points. The daily LIBOR rate was 0.19% at December 31, 2011.

In December 2003, the Company borrowed $9,000,000 in the form of a term loan collateralized by the Company’s assets. The Credit Agreement entered into by the Company in 2008 provided for refinancing the Company’s existing balance on this note. The terms of the refinance with respect to the amortization and repayment of the principal amount of such indebtedness were unchanged. This loan was fully repaid in 2011. Borrowings made pursuant to the refinanced term loan bore interest, payable monthly at 30 day LIBOR plus 200 basis points.

Industrial Development Revenue Bond

In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Development Revenue Bond (“IDRB”). The IDRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IDRB is 10%.

As security for the IDRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $1,246,000 as of December 31, 2011. The Credit Agreement entered into by the Company in 2008 and subsequent amendments also included a commitment for this existing letter of credit. The letter of credit can only be used to pay principal and interest on the IDRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of the Company's assets. The letter of credit expires in April 2013.

Revolving Line of Credit

At December 31, 2011, the Company had available an $8,000,000 variable rate revolving line of credit, scheduled to mature on May 31, 2013. The revolving line of credit bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).

Mexican Expansion Revolving Loan

At December 31, 2011, the Company had available a $10,000,000 variable rate revolving loan, to be utilized to fund the capacity expansion at the Company's Matamoros, Mexico facility. As of December 31, 2011, the Company spent approximately $6,300,000 on the capacity expansion of its Matamoros, Mexico facility, all of which has been funded by cash flows from operations. This loan is scheduled to mature on May 31, 2013. The revolving loan bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).

Annual maturities of long-term debt are as follows:

2012	$4,104,000
2013	3,735,000
2014	3,314,000
2015	1,714,000
2016	714,000
Total	$13,581,000
Interest Rate Swaps

In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate (0.07% at December 31, 2011). During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Operations. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $200,000 as of December 31, 2009, is being amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap was a liability of $52,000 and $126,000 as of December 31, 2011 and 2010, respectively. The Company recorded interest income of $74,000 for a mark-to-market adjustment of fair value related to this swap for the years ended December 31, 2011 and 2010. The notional amount of the swap at December 31, 2011 and 2010 was $1,210,000 and $1,940,000, respectively.

On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.27% at December 31, 2011). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of December 31, 2011 and December 31, 2010 was a liability of $279,000 and $224,000, respectively. The Company recorded interest expense of $55,000 and $253,000 for mark-to-market adjustments of fair value related to this swap for the years ended December 31, 2011 and 2010, respectively. The notional amount of the swap at December 31, 2011 and December 31, 2010 was $7,571,000 and $11,000,000, respectively.

For the years ended December 31, 2011 and 2010, interest expense includes expense of $246,000 and $335,000, respectively, for settlements related to the Company’s swaps.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2011, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

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

In August 2011, Core Specialty Composites, LLC entered into a 3-year operating lease agreement through October 2014 for the manufacturing facility located in Warsaw, Kentucky. The Company has the option to terminate the lease at any time, by providing written notice to the lessor no later than 180 days prior to the intended termination date.

Total rental expense was $678,000 and $554,000 for 2011 and 2010, respectively. Included in rental expense are rental costs related to the use of equipment during the normal course of business under nonbinding terms. Future minimum operating lease payments are as follows:

2012	$419,000
2013	227,000
2014	188,000
Total minimum lease payments	$834,000

8. Equity

Treasury Stock

On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company's common stock, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which were recorded as part of the cost of its treasury stock. Navistar continues to be a significant stockholder of the Company's common stock with 664,000 shares, or approximately 9.2% of the shares outstanding after the repurchase. Navistar is also the Company's largest customer, accounting for approximately 44% of the Company's 2011 sales.

During 2011, employees surrendered 26,699 shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

Anti‑takeover Measures

The Company's Certificate of Incorporation and By‑laws contain certain provisions designed to discourage specific types of transactions involving an actual or threatened change of control of the Company. These provisions, which are designed to make it more difficult to change majority control of the Board of Directors without its consent, include provisions related to removal of Directors, the approval of a merger and certain other transactions as outlined in the Certificate of Incorporation and any amendments to those provisions.

Restrictions on Transfer

On July 16, 2007, the Board of Directors approved a Shareholders Rights Plan (the “Plan”) in conjunction with the approval of the repurchase of shares of stock from Navistar. The Plan was implemented to protect the interests of the Company's stockholders by encouraging potential buyers to negotiate directly with the Board prior to attempting a takeover. Under the Plan, each stockholder will receive a dividend of one right per share of common stock of the Company owned on the record date, July 18, 2007. The rights will not initially be exercisable until, subject to action by the Board of Directors, a person acquires 15% or more of the voting stock without approval of the Board. If the rights become exercisable, all holders except the party triggering the rights shall be entitled to purchase shares of the Company at a discount. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share. In connection with the adoption of the Rights Agreement, on July 18, 2007, the Company filed a Certificate of Designations of Series A Junior Participating Preferred Stock with the Secretary of State of the State of Delaware.

The Company's Certificate of Incorporation contains a provision (the “Prohibited Transfer Provision”) designed to help assure the continued availability of the Company's previous substantial net operating loss and capital loss carryforwards by seeking to prevent an “ownership change” as defined under current Treasury Department income tax regulations. Under the Prohibited Transfer Provision, if a stockholder transfers or agrees to transfer stock, the transfer will be prohibited and void to the extent that it would cause the transferee to hold a “Prohibited Ownership Percentage” (as defined in the Company's Certificate of Incorporation, but generally, means direct and indirect ownership of 4.5% or more of the Company's common stock) or if the transfer would result in the transferee's ownership increasing if the transferee had held a Prohibited Ownership Percentage within the three prior years or if the transferee's ownership percentage already exceeds the Prohibited Ownership Percentage under applicable Federal income tax rules. The Prohibited Transfer Provision does not prevent transfers of stock between persons who do not hold a Prohibited Ownership Percentage.

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

The options that have been granted under the 2006 Plan have vesting schedules of five or nine and one-half years from the date of grant, or immediately upon change in ownership, are not exercisable after ten years from the date of grant, and were granted at prices which equal or exceed the fair market value of Core Molding Technologies common stock at the date of grant. Restricted stock granted under the 2006 Plan require the individuals receiving the grants to maintain certain common stock ownership thresholds and vest over three years or upon the date of the participants' sixty-fifth birthday, death, disability or change in control.

Core Molding Technologies follows the provisions of FASB ASC 718 requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Core Molding Technologies adopted FASB ASC 718 using the modified prospective method. Under this method, FASB ASC 718 applies to all awards granted or modified after the date of adoption.  In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.

Stock Options

There were no grants of options in the years ended December 31, 2011 and 2010. Total compensation cost related to incentive stock options for the years ended December 31, 2011 and 2010 was $5,000 and $40,000, respectively. Compensation expense was allocated such that $5,000 and $38,000 is included in selling, general, and administrative expenses for the year ended December 31, 2011 and 2010, respectively, and $2,000 is recorded in cost of sales for the year ended December 31, 2010. There was no tax benefit recorded for this compensation cost as the expense primarily relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

During the year ended December 31, 2011, Core Molding Technologies received approximately $379,000 in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $681,000. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Tax benefit received as a result of disqualified dispositions was $207,000 and $29,000 for the years ended December 31, 2011 and 2010, respectively.

The following summarizes the activity relating to stock options under the plans mentioned above for the years ended December 31:

	2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of year	520,275	$3.31	558,825	$3.30
Granted	—	—	—	—
Exercised	(119,625)	3.17	(34,550)	2.99
Forfeited	—	—	(4,000)	4.58
Outstanding - end of year	400,650	$3.35	520,275	$3.31
Exercisable at December 31	380,550	$3.39	494,475	$3.34
Vested or expected to vest at December 31	400,650	$3.35	520,275	$3.31

As of December 31, 2011, outstanding options had an aggregate intrinsic value of approximately $1,897,000 and a weighted average remaining contractual term of approximately two years. Vested and exercisable stock options had an aggregate intrinsic value of $1,790,000 and a weighted average remaining contractual term of approximately two years.

The following summarizes the status of, and changes to, unvested options during the years ended December 31, 2011 and 2010:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2009	44,500	$3.29
Granted	—	—
Vested	(18,300)	3.99
Forfeited	(400)	6.40
Unvested at December 31, 2010	25,800	2.75
Granted	—	—
Vested	(5,700)	2.75
Forfeited	—	—
Unvested at December 31, 2011	20,100	$2.75

At December 31, 2011, there was $17,000 of total unrecognized compensation cost related to stock options granted under the Original Plan expected to be recognized over the weighted average remaining contractual term of approximately two years.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Contractual Life in Years	Number of Options
$2.75	57,100	2.8	37,000
$3.21	280,550	2.1	280,550
$3.28	40,000	3.2	40,000
$6.40	18,000	3.8	18,000
$7.98	5,000	4.0	5,000
	400,650		380,550

Restricted Stock

In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of year	203,797	$3.91	187,445	$3.91
Granted	50,466	9.48	77,040	5.20
Vested	(74,848)	4.43	(60,688)	5.54
Forfeited	(5,859)	6.74	—	—
Unvested - end of year	173,556	$5.21	203,797	$3.91

At December 31, 2011 and 2010, there was $522,000 and $457,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.5 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2011 and 2010 was

$377,000 and $311,000, respectively, and is recorded as selling, general and administrative expense.

10. Income Taxes

Components of the provision for income taxes are as follows:

	2011	2010
Current:
Federal - US	$4,793,000	$1,420,000
Federal - Foreign	242,000	199,000
State and local	117,000	47,000
	5,152,000	1,666,000
Deferred:
Federal	566,000	972,000
State and local	4,000	5,000
	570,000	977,000
Provision for income taxes	$5,722,000	$2,643,000

A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the years ended December 31 is as follows:

	2011	2010
Provision at federal statutory rate - US	$5,525,000	$1,712,000
Effect of PPACA adjustment	—	1,021,000
Effect of Mexican income tax penalties, interest and surcharges	89,000	—
Effect of foreign taxes	84,000	(93,000)
Other	24,000	3,000
Provision for income taxes	$5,722,000	$2,643,000

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

The Company's 2009 Mexican income tax return was under review by Mexican tax authorities at December 31, 2011. This review was closed in early 2012. As a result of the review, the Company incurred expense of approximately $89,000 in income tax penalties, interest and surcharges during 2011, all of which is included in income tax expense.

Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $322,000 for the year ended December 31, 2011.

The Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010 include a net deferred tax asset of $2,888,000 and $3,911,000, respectively. During 2010, the Company reduced its deferred tax asset by approximately $3,413,000 as a result of remeasurement and partial settlement of the post retirement benefits liability and by approximately $1,021,000 in association with the PPACA as noted above. The reduction in deferred tax asset for the remeasurement and partial settlement was recorded as a component of other comprehensive income in 2010. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

Deferred tax assets consist of the following at December 31:

	2011	2010
Current asset (liability):
Accrued liabilities	$687,000	$605,000
Accounts receivable	545,000	292,000
Inventory	704,000	568,000
Other, net	(93,000)	(74,000)
Total current asset	1,843,000	1,391,000

Non-current asset (liability):
Property, plant, and equipment	(2,197,000)	(1,460,000)
Post retirement benefits	3,459,000	3,903,000
Interest rate swap	112,000	119,000
Other, net	(329,000)	(42,000)
Total non-current asset	1,045,000	2,520,000

Total deferred tax asset - net	$2,888,000	$3,911,000

At December 31, 2011, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $3,236,000 of the Company's Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.

At December 31, 2011 and 2010 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2008, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2006.

11. Post Retirement Benefits

The Company provides post retirement benefits to certain of its United States employees, including contributions to a multi-employer defined benefit pension plan, health care and life insurance benefits, and contributions to three 401(k) defined contribution plans.

The Company contributes to a multi-employer defined benefit pension plan for its employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company’s Columbus, Ohio production facility. The Company does not administer this plan and contributions are determined in accordance with provisions of the collective bargaining agreement. The risks of participating in this multi-employer plan are different from a single-employer plan in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in its multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2011 and 2010 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2010, and December 31, 2009, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The number of employees covered by the Company’s multi-employer plan increased by 18 percent, from 164 in 2010 to 194 in 2011, affecting the period-to-period comparability of the contributions for years 2010 and 2011. The increase in covered employees corresponded to an increase in overall business at the Company's Columbus, Ohio facility.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2011	2010		2011	2010
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Green as of 12/31/10	Green as of 12/31/09	No	$416,000	$385,000	No	8/10/2013
			Total Contributions:		$416,000	$385,000

(A) The National Pension Plan utilized a five year amortization extension in accordance with § 431(d) of the Internal Revenue Code of 1986 ("the Code") to amortize its losses from 2008. The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2010. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per week, at the following rates: $1.15 per hour from August 9, 2010 through August 7, 2011; $1.20 per hour from August 8, 2011 through August 12, 2012; and, $1.25 per hour from August 13, 2012 through August 10, 2013.

Prior to the acquisition of Columbus Plastics, certain of the Company's employees were participants in Navistar's post retirement health and life insurance benefit plan. This plan provides healthcare and life insurance benefits for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, Navistar and the participants, in the form of premiums, co-payments, and deductibles. The Company and Navistar share the cost of benefits for these employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.

The Company also sponsors a post retirement health and life insurance benefit plan for certain union-represented employees at its Columbus, Ohio production facility. The Company's liability for postretirement health and life insurance benefits relates primarily to its Columbus, Ohio employee base. During the second quarter of 2010, the Company recognized a curtailment in its postretirement benefits liability of $298,000 as a result of a reduction in personnel in Columbus. This reduction in personnel was caused by a production shift of certain product lines from the Company's Columbus, Ohio facility to its Matamoros facility. The Plan was remeasured using a discount rate of 5.9% which was consistent with the discount rate used at December 31, 2009.

On August 7, 2010, the Company entered into a new collective bargaining agreement with union-represented employees at the Company’s Columbus, Ohio production facility. As part of the new agreement, the post retirement health and life insurance benefits for all current and future represented employees who were not retired as of August 7, 2010 were eliminated in exchange for a one-time cash payment of $1,257,000. Individuals who retired prior to August 7, 2010 remain eligible for post retirement health and life insurance benefits.

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2011, and will result in net periodic benefit cost reductions of approximately $496,000 in 2012 and each year thereafter during the amortization period, as well as lower interest costs associated with the reduced post retirement benefits liability. The Plan was re-measured using a discount rate of 5.1% at the time of the negative plan amendment.

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

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2011 and 2010 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$10,837,000	$18,744,000
Service cost	—	208,000
Interest cost	531,000	827,000
Curtailment	—	(298,000)
Plan amendment	—	(10,282,000)
Settlement	—	(1,257,000)
Unrecognized (gain) loss	(1,260,000)	3,273,000
Benefits paid	(526,000)	(378,000)
Benefit obligation at end of year	$9,582,000	$10,837,000
Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(9,579,000)	$(10,075,000)
Net loss	3,963,000	5,442,000
Total	$(5,616,000)	$(4,633,000)
Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	4.1%	5.2%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Pension expense:
Multi-employer plan	$416,000	$385,000
Defined contribution plans	517,000	439,000
Total pension expense	933,000	824,000

Health and life insurance:
Service cost	—	208,000
Interest cost	531,000	827,000
Recognition of previously unrecognized actuarial losses due to partial settlement	—	584,000
Amortization of prior service costs	(496,000)	(207,000)
Amortization of net loss	219,000	139,000
Net periodic benefit cost	254,000	1,551,000

Total post retirement benefits expense	$1,187,000	$2,375,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2011, the Company recognized a net actuarial gain of $1,260,000, or $808,000 net of tax, in other comprehensive income for the year ended

December 31, 2011. For the year ended December 31, 2010, the Company recognized a net actuarial loss of $3,273,000 on the Consolidated Balance Sheet. This amount was recorded as other comprehensive loss in the amount of $2,098,000, net of tax.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2011 and 2010 were a net prior service cost credit of $5,616,000 and $4,633,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2012 consists of a prior service credit of $496,000, or $318,000 net of tax, and a net loss of $159,000, or $102,000 net of tax. In addition, 2012 interest expense related to post retirement healthcare is expected to be $364,000, or $233,000 net of tax, for a total post retirement healthcare expense of approximately $27,000, or $17,000 net of tax, in 2012. The Company expects contributions in 2012 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2017 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$54,000	$(64,000)
Effect on post retirement benefit obligation	$913,000	$(1,173,000)

The estimated future benefit payments of the health care plan are as follows:

2012	$1,002,000
2013	$581,000
2014	$563,000
2015	$567,000
2016	$528,000
2017 - 2021	$2,487,000

12. Related Party Transactions

In connection with the acquisition of Columbus Plastics, the Company and Navistar entered into a Supply Agreement. Under the terms of the Supply Agreement, Navistar agreed to purchase from the Company, and the Company agreed to sell to Navistar all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In 2008, the Company entered into a new Comprehensive Supply Agreement, effective as of June 24, 2008. On January 28, 2010, the Company entered into a First Addendum to the Comprehensive Supply Agreement, agreeing to shift production of certain products from the Company's Columbus, Ohio facility to its Matamoros, Mexico facility, in order to meet the needs of Navistar as a result of its relocation of certain production to its Escobedo, Mexico assembly plant. Under this Comprehensive Supply Agreement, as amended, the Company continues to be the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013.

In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock, from Navistar as detailed in Note 8. At December 31, 2011, Navistar owned 9.2% of the Company's outstanding common stock. Sales to Navistar were $63,182,000 in 2011 and $55,138,000 in 2010, of which $11,495,063 and $8,421,000 were included in accounts receivable as of December 31, 2011 and 2010, respectively.

13. Commitments and Contingencies

From time to time, the Company is involved in litigation incidental to the conduct of its business. However, the Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

14. Fair Value of Financial Instruments

The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.

To increase consistency and comparability in fair value measurements, this standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. Level 2 inputs are inputs, other than quoted prices in active markets for identical asset or liabilities, that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

The Company has two Level 2 fair value measurements all of which relate to the Company’s interest rate swaps. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps (market approach). These interest rate swaps are discussed in detail in Note 7.

The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2011 and December 31, 2010:

	Level 2	Total Liabilities as of December 31, 2011
Interest rate swap liabilities	$331,000	$331,000

	Level 2	Total Liabilities as of December 31, 2010
Interest rate swap liabilities	$351,000	$351,000

There were no non-recurring fair value measurements for the year ended December 31, 2011.

Core Molding Technologies' derivative instruments included on the Consolidated Balance Sheets were as follows:

	Balance Sheet Location	December 31, 2011 Fair Value	December 31, 2010 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$331,000	$351,000

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives in Cash Flow Hedging Relationships

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Expense (Effective Portion)
Year ended	December 31, 2011	December 31, 2010		December 31, 2011	December 31, 2010
Interest rate swaps	$—	$27,000	Interest expense, net	$—	$(25,000)

Derivatives not designated as hedging instruments

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Year ended		December 31, 2011	December 31, 2010
Interest rate swaps	Interest expense	$(63,000)	$(234,000)

During 2011 and 2010, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 7, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $82,000, or $54,000 net of taxes.

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2011:
Product sales	$28,974,000	$33,547,000	$37,173,000	$39,151,000	$138,845,000
Tooling sales	15,000	1,747,000	663,000	2,151,000	4,576,000
Net sales	28,989,000	35,294,000	37,836,000	41,302,000	143,421,000
Gross margin	6,592,000	7,730,000	8,171,000	7,390,000	29,883,000
Income before interest and taxes	3,669,000	4,553,000	4,754,000	3,968,000	16,944,000
Net income	2,269,000	2,842,000	2,856,000	2,559,000	10,526,000
Net income per common share:
Basic	$0.33	$0.41	$0.41	$0.36	$1.51
Diluted	$0.31	$0.39	$0.39	$0.35	$1.44

2010:
Product sales	$19,696,000	$21,473,000	$23,041,000	$25,693,000	$89,903,000
Tooling sales	746,000	2,003,000	2,254,000	5,352,000	10,355,000
Net sales	20,442,000	23,476,000	25,295,000	31,045,000	100,258,000
Gross margin	4,084,000	3,419,000	3,134,000	5,712,000	16,349,000
Income before interest and taxes	1,758,000	1,125,000	845,000	2,689,000	6,417,000
Net income (loss)	(137,000)	442,000	307,000	1,821,000	2,433,000
Net income (loss) per common share:
Basic (1)	$(0.02)	$0.06	$0.04	$0.27	$0.36
Diluted (1)	$(0.02)	$0.06	$0.04	$0.25	$0.34

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 9, 2012, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 9, 2012, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 9, 2012, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 9, 2012, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May May 9, 2012, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 9, 2012, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2011 and 2010	54

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

March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director (principal executive officer)	March 16, 2012

/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Vice President, Secretary, Treasurer, and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2012

*
James L. Simonton	Director	March 16, 2012

*
Thomas R. Cellitti	Director	March 16, 2012

*
James F. Crowley	Director	March 16, 2012

*
Ralph O. Hellmold	Director	March 16, 2012

*By /s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Attorney-In-Fact	March 16, 2012

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2011 and 2010.

Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2011	$118,000	$200,000	$—	$82,000	$236,000
Year Ended December 31, 2010	$113,000	$37,000	$—	$32,000	$118,000

(A) Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
10(a)	Supply Agreement, dated June 23, 2008 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10(a)(1)	Addendum to Supply Agreement, dated January 28, 2010 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a)(1) to Annual Report on Form 10-K for the year ended December 31, 2009

10(b)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(c)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc and CoreComposites de Mexico, S De. R.L. de C.V. and KeyBank National Association	Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10(c)(1)
First Amendment Agreement, dated March 31, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2009

10(c)(2)
Second Amendment Agreement, dated June 30, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2009

10(c)(3)
Third Amendment Agreement, dated December 1, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2009

10(c)(4)
Fourth Amendment Agreement, dated March 8, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 10, 2010

10(c)(5)
Fifth Amendment Agreement, dated May 11, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and KeyBank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 14, 2010

10(c)(6)
Sixth Amendment Agreement, dated June 1, 2011, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2011

10(d)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

10(e)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(f)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(f)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(g)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Location

10(g)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(h)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(i)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[2]	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2010

10(j)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(k)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(l)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 23, 2006

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

23	Consent of Crowe Horwath LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 16, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated March 16, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document[4]	Furnished Herein

101.SCH	XBRL Taxonomy Extension Schema Document[4]	Furnished Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase[4]	Furnished Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase[4]	Furnished Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase[4]	Furnished Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase[4]	Furnished Herein

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

3.
Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.

4.
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.