Form 10-Q
period 2012-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2012-05-11
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of May 10, 2012, the latest practicable date, 7,305,445 shares of the registrant’s common stock were issued and outstanding.

Part 1 — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$—	$4,634,000
Accounts receivable (less allowance for doubtful accounts: March 31, 2012 - $253,000; December 31, 2011 - $236,000)	25,044,000	22,048,000
Inventories:
Finished goods	1,884,000	1,872,000
Work in process	1,935,000	1,547,000
Stores	8,566,000	7,989,000
Total inventories, net	12,385,000	11,408,000

Deferred tax asset-current portion	1,843,000	1,843,000
Foreign sales tax receivable	1,008,000	910,000
Prepaid expenses and other current assets	836,000	954,000
Total current assets	41,116,000	41,797,000

Property, plant and equipment — net	50,300,000	49,344,000
Deferred tax asset	1,070,000	1,045,000
Goodwill	1,097,000	1,097,000
Other assets	12,000	15,000
Total Assets	$93,595,000	$93,298,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$4,124,000	$4,104,000
Revolving line of credit	193,000	—
Current portion of interest rate swaps	175,000	173,000
Accounts payable	11,050,000	9,813,000
Tooling in progress	2,201,000	1,520,000
Current portion of post retirement benefits liability	1,002,000	1,002,000
Accrued liabilities:
Compensation and related benefits	4,262,000	7,147,000
Taxes	1,085,000	225,000
Other	899,000	1,003,000
Total current liabilities	24,991,000	24,987,000

Long-term debt	7,239,000	9,477,000
Interest rate swaps	123,000	158,000
Post retirement benefits liability	8,390,000	8,580,000
Total Liabilities	40,743,000	43,202,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at March 31, 2012 and December 31, 2011	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,075,823 at March 31, 2012 and 7,048,069 at December 31, 2011	71,000	70,000
Paid-in capital	25,041,000	24,872,000
Retained earnings	50,407,000	47,772,000
Accumulated other comprehensive income, net of income taxes	3,837,000	3,877,000
Treasury stock	(26,504,000)	(26,495,000)
Total Stockholders’ Equity	52,852,000	50,096,000
Total Liabilities and Stockholders’ Equity	$93,595,000	$93,298,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales:
Products	$44,331,000	$28,974,000
Tooling	198,000	15,000
Total net sales	44,529,000	28,989,000

Total cost of sales	36,898,000	22,397,000

Gross margin	7,631,000	6,592,000

Total selling, general and administrative expense	3,613,000	2,923,000

Income before interest and taxes	4,018,000	3,669,000

Interest expense	109,000	181,000

Income before income taxes	3,909,000	3,488,000

Income tax expense	1,274,000	1,219,000

Net income	$2,635,000	$2,269,000

Net income per common share:
Basic	$0.37	$0.33
Diluted	$0.36	$0.31
Weighted average shares outstanding:
Basic	7,070,000	6,892,000
Diluted	7,397,000	7,241,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$2,635,000	$2,269,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	20,000	21,000
Income tax expense	(7,000)	(7,000)

Post retirement benefit plan adjustments:
Net actuarial loss	39,000	55,000
Prior service costs	(124,000)	(124,000)
Income tax benefit	32,000	21,000

Comprehensive income	$2,595,000	$2,235,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	7,048,069	$70,000	$24,872,000	$47,772,000	$3,877,000	$(26,495,000)	$50,096,000
Net income				2,635,000			2,635,000
Change in post retirement benefits, net of tax of $32,000					(53,000)		(53,000)
Change in interest rate swaps, net of tax of $7,000					13,000		13,000
Common stock issued	25,775	1,000	80,000				81,000
Purchase of treasury stock	(1,026)					(9,000)	(9,000)
Restricted stock issued	3,005
Share-based compensation			89,000				89,000
Balance at March 31, 2012	7,075,823	$71,000	$25,041,000	$50,407,000	$3,837,000	$(26,504,000)	$52,852,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,635,000	$2,269,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202,000	984,000
Deferred income taxes	(25,000)	—
Mark-to-market of interest rate swaps	(20,000)	(64,000)
Share-based compensation	89,000	73,000
Gain on translation of foreign currency financial statements	(44,000)	(151,000)
Change in operating assets and liabilities:
Accounts receivable	(2,996,000)	(4,228,000)
Inventories	(977,000)	(1,124,000)
Prepaid and other assets	(3,000)	(382,000)
Accounts payable	1,618,000	(142,000)
Accrued and other liabilities	(1,448,000)	108,000
Post retirement benefits liability	(243,000)	(25,000)
Net cash used in operating activities	(212,000)	(2,682,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,469,000)	(344,000)
Net cash used in investing activities	(2,469,000)	(344,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(2,910,000)	—
Gross borrowings on revolving line of credit	3,103,000	—
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(428,000)	(428,000)
Payment of principal on term loan	—	(107,000)
Payment of principal on industrial development revenue bond	(190,000)	(175,000)
Payments related to the purchase of treasury stock	(9,000)	—
Proceeds from issuance of common stock	81,000	57,000
Net cash used in financing activities	(1,953,000)	(2,253,000)

Net change in cash and cash equivalents	(4,634,000)	(5,279,000)

Cash and cash equivalents at beginning of period	4,634,000	5,657,000

Cash and cash equivalents at end of period	$—	$378,000

Cash paid for:
Interest (net of amounts capitalized)	$99,000	$205,000
Income taxes	$305,000	$540,000
Non Cash:
Fixed asset purchases in accounts payable	$749,000	$77,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2012, the results of operations and cash flows for the three months ended March 31, 2012. The “Notes to Consolidated Financial Statements,” which are contained in the 2011 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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

2. Net Income per Common Share
Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended
	March 31,
	2012	2011
Net income	$2,635,000	$2,269,000

Weighted average common shares outstanding — basic	7,070,000	6,892,000
Effect of dilutive securities	327,000	349,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,397,000	7,241,000

Basic net income per common share	$0.37	$0.33
Diluted net income per common share	$0.36	$0.31
At March 31, 2011 there were 23,000 unexercised stock options that were not included in diluted earnings per share, as they were anti-dilutive.

3. Major Customers
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Navistar product sales	$16,799,000	$13,773,000
Navistar tooling sales	75,000	—
Total Navistar sales	16,874,000	13,773,000

PACCAR product sales	16,439,000	9,028,000
PACCAR tooling sales	94,000	—
Total PACCAR sales	16,533,000	9,028,000

Other product sales	11,093,000	6,173,000
Other tooling sales	29,000	15,000
Total other sales	11,122,000	6,188,000

Total product sales	44,331,000	28,974,000
Total tooling sales	198,000	15,000
Total sales	$44,529,000	$28,989,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Property, plant and equipment	$95,368,000	$93,236,000
Accumulated depreciation	(45,068,000)	(43,892,000)
Property, plant and equipment — net	$50,300,000	$49,344,000

Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. At March 31, 2012 and December 31, 2011, commitments for capital expenditures in progress were $3,281,000 and $4,356,000, respectively. These commitments are primarily related to the Company's Matamoros, Mexico facility expansion project.

5. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
Pension expense:
Multi-employer plan contributions	$112,000	$94,000
Defined contribution plan contributions	174,000	166,000
Total pension expense	286,000	260,000

Health and life insurance:
Interest cost	91,000	133,000
Amortization of prior service costs	(124,000)	(124,000)
Amortization of net loss	40,000	55,000
Net periodic benefit cost	7,000	64,000

Total post retirement benefits expense	$293,000	$324,000
The Company made payments of $188,000 to pension plans and $282,000 for post retirement healthcare and life insurance during the three months ended March 31, 2012. For the remainder of 2012 the Company expects to make approximately $604,000 of pension plan payments, of which $390,000 was accrued at March 31, 2012. The Company also expects to make approximately $720,000 of post retirement healthcare and life insurance payments for the remainder of 2012, all of which are accrued at March 31, 2012.

6. Debt
Debt consists of the following at:

	March 31, 2012	December 31, 2011
Capex loan payable to a bank, interest at a variable rate (1.99% at March 31, 2012 and 2.02% at December 31, 2011) with monthly payments of interest and principal over a seven-year period through May 2016	$7,143,000	$7,571,000
Mexican loan payable to a bank, interest at a variable rate (1.94% at March 31, 2012 and December 31, 2011) with annual principal and monthly interest payments over a five-year period through January 2014	3,200,000	4,800,000
Industrial Development Revenue Bond, interest adjustable weekly (0.37% at March 31, 2012 and December 31, 2011), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit	1,020,000	1,210,000
Revolving line of credit, interest at a variable rate (1.94% at March 31, 2012) with quarterly interest payments and a maturity date of May 31, 2013	193,000	—
Mexican Expansion Revolving loan	—	—
Total	11,556,000	13,581,000
Less current portion	(4,317,000)	(4,104,000)
Long-term debt	$7,239,000	$9,477,000
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
The Company is currently in the process of completing a $14,500,000 capacity expansion to its Matamoros, Mexico production facility. To partially fund this project, the Company amended the Credit Agreement in 2011 to secure an additional $10,000,000 Mexican Expansion Revolving Loan as described below.
Revolving Line of Credit
At March 31, 2012, the Company had an $8,000,000 variable rate revolving line of credit, scheduled to mature on May 31, 2013. The revolving line of credit bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).
Mexican Expansion Revolving Loan
At March 31, 2012, the Company had available a $10,000,000 variable rate revolving loan, scheduled to mature on May 31, 2013. The revolving loan bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).
Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2012, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.
Interest Rate Swaps
In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate (0.09% at March 31, 2012). During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Operations. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $200,000 as of December 31, 2009, is being amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap was a liability of $37,000 and $52,000 as of March 31, 2012 and December 31, 2011, respectively. The Company recorded interest income of $15,000 for a mark-to-market adjustment of swap fair value for the first three months of 2012 related to this swap. The notional amount of the swap at March 31, 2012 and December 31, 2011 was $1,020,000 and $1,210,000, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.24% at March 31, 2012). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statement of Operations. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of

$2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of March 31, 2012 and December 31, 2011 was a liability of $261,000 and $279,000, respectively. The Company recorded interest income of $18,000 for a mark-to-market adjustment of swap fair value for the first three months of 2012 related to this swap. The notional amount of the swap at March 31, 2012 and December 31, 2011 was $7,143,000 and $7,571,000, respectively.
Interest expense includes $50,000 and $84,000 of expense for settlements related to the Company’s swaps for the three months ended March 31, 2012 and 2011, respectively.

7. Income Taxes
The Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011 include a net deferred tax asset of $2,913,000 and $2,888,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the three months ended March 31, 2012 is estimated to be $1,274,000, or 33% of income before income taxes. Income tax expense for the three months ended March 31, 2011 was estimated to be $1,219,000, or 35% of income before income taxes.
The Company follows accounting guidance related to uncertainty in income taxes. As of March 31, 2012, the Company had no liability for unrecognized tax benefits under this guidance. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2009, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2007.

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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	400,650	$3.35
Exercised	(25,775)	3.14
Granted	—	—
Forfeited	—	—
Outstanding at March 31, 2012	374,875	$3.37
Exercisable at March 31, 2012	354,775	$3.40

The following summarizes the status of, and changes to, unvested options during the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2011	20,100	$2.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2012	20,100	$2.75

At March 31, 2012 and 2011, there was $16,000 and $21,000, respectively, of total unrecognized compensation expense related to unvested stock options granted under the plan. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation cost related to incentive stock options for the three months ended March 31, 2012 and 2011 was approximately $1,000, all of which is included in selling, general and administrative expenses.

Restricted Stock

In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock grants as of March 31, 2012 and changes during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2011	173,556	$5.21
Granted	—	—
Vested	(3,005)	7.28
Forfeited	—	—
Unvested balance March 31, 2012	170,551	$5.17
At March 31, 2012 and 2011, there was $435,000 and $385,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.1 years. Total compensation cost related to restricted stock grants for the three months ended March 31, 2012 and 2011 was $88,000 and $72,000, respectively, all of which was recorded to selling, general and administrative expense.
During the three months ended March 31, 2012 employees surrendered 1,026 shares of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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

The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

	(Level 2)	Total Liabilities as of March 31, 2012
Interest rate swap liabilities	$298,000	$298,000

	(Level 2)	Total Liabilities as of December 31, 2011
Interest rate swap liabilities	$331,000	$331,000
There were no non-recurring fair value measurements for the three months ended March 31, 2012.
Core Molding Technologies' derivative instruments included on the Consolidated Balance Sheets were as follows:

	Balance Sheet Location	March 31, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$298,000	$331,000

The effect of derivative instruments, not designated as hedging instruments, on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Three months ended		March 31, 2012	March 31, 2011
Interest rate swaps	Interest expense	$12,000	$64,000

As discussed in Note 6, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark-to-market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Operations, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $82,000, or $54,000 net of taxes.

10. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to this guidance, Accounting Standards Update 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the effective date for the presentation of reclassification of items out of accumulated other comprehensive income to some future period. Except for the presentation of reclassification adjustments, the provisions of this guidance are effective for interim and annual periods beginning after December 15, 2011. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in the Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends guidance on the testing of goodwill for impairment to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon two major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2011 Annual Report to Shareholders on Form 10-K.

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, and other commercial products. Sales to medium and heavy-duty truck markets accounted for 86% and 90% of the Company’s sales for the three months ended March 31, 2012 and 2011, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Overview
For the three months ended March 31, 2012, the Company recorded net income of $2,635,000, or $0.37 per basic and $0.36 per diluted share, compared with net income of $2,269,000, or $0.33 per basic and $0.31 per diluted share, for the three months ended March 31, 2011. Product sales increased 53% as compared to the same period in 2011, which is primarily the result of increased demand from North American medium and heavy-duty truck customers, as well as increased sales from new business awards.
Negatively impacting the Company's net income for the three months ended March 31, 2012 were production labor and other operating inefficiencies associated with a significant increase in production volume during the quarter. Additionally, start-up costs and production inefficiencies associated with the Company's new manufacturing facility in Warsaw, Kentucky negatively impacted the Company's net income for the first quarter of 2012. The Company has directed additional resources to address these inefficiencies and expects the negative impact on net income resulting from these inefficiencies to diminish in the coming quarters.
The Company anticipates 2012 sales levels to continue to be higher than sales levels in 2011, as industry analysts continue to forecast moderate increases in truck production for 2012 as compared to 2011. The Company previously projected that its Warsaw, Kentucky facility would produce $5,000,000 to $8,000,000 of additional revenue annually with full production anticipated to begin mid 2012. As a result of recent matters related to product design, the Company now anticipates limited production at its Warsaw, Kentucky facility in 2012.

Results of Operations
Three Months Ended March 31, 2012, as Compared to Three Months Ended March 31, 2011
Net sales for the three months ended March 31, 2012 totaled $44,529,000, representing an approximate 54% increase from the $28,989,000 reported for the three months ended March 31, 2011. Included in total sales were tooling project sales of $198,000 and $15,000 for the three months ended March 31, 2012 and 2011, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 53% higher for the three months ended March 31, 2012, as compared to the same period a year ago. The primary reasons for the increase were higher demand from North American medium and heavy-duty truck customers as well as increased sales to customers in the marine industry.
Sales to Navistar totaled $16,874,000 for the three months ended March 31, 2012, increasing 23% from $13,773,000 in sales for the three months ended March 31, 2011. Included in total sales was $75,000 of tooling sales for the three months ended March 31, 2012 compared to $0 for the same three months in 2011. The primary reason for the increase in product sales is higher demand for North American medium and heavy-duty trucks.
Sales to PACCAR totaled $16,533,000 for the three months ended March 31, 2012, increasing 83% from $9,028,000 in sales for the three months ended March 31, 2011. Included in total sales was $94,000 of tooling sales for the three months ended March 31, 2012 compared to $0 for the same three months in 2011. The primary reasons for the increase in product sales is higher demand for North American medium and heavy-duty trucks as noted above, further increased demand for certain truck models for which the Company provides content and new product launches.
Sales to other customers for the three months ended March 31, 2012 increased 80% to $11,122,000 compared to $6,188,000 for the three months ended March 31, 2011. Included in total sales was $29,000 of tooling sales for the three months ended March 31, 2012 compared to $15,000 for the same three months in 2011. Approximately 67% of the increase in sales to other customers was due to increased product sales to customers in the marine industry. The remaining increase was primarily due to increased demand for the Company’s products from other medium and heavy-duty truck customers.
Gross margin was approximately 17% of sales for the three months ended March 31, 2012, compared with 23% for the three months ended March 31, 2011. The primary reasons for the decrease in gross margin as a percent of sales were operating inefficiencies related to a significant increase in production volume. Specifically, higher than expected use of production labor and other production costs negatively impacted gross margin as a percent of sales by approximately 3%. Additionally, approximately 2.5% of the decrease in gross margin as a percent of sales was the result of start-up costs and production inefficiencies incurred at the Company's new production facility in Warsaw, Kentucky. Higher raw material prices also negatively impacted gross margin as a percent of sales by approximately 0.5%.
Selling, general and administrative expense (“SG&A”) was $3,613,000 for the three months ended March 31, 2012, compared to $2,923,000 for the three months ended March 31, 2011. The primary reasons for the increase were higher labor and benefits costs of $215,000, an increase in consulting and outside service costs of $190,000, and an increase in travel costs of $85,000.

Interest expense totaled $109,000 for the three months ended March 31, 2012, compared to interest expense of $181,000 for the three months ended March 31, 2011. The primary causes of the decrease were reductions in outstanding loan balances due to regularly scheduled principal payments and reductions in interest rates. Partially offsetting these reductions were the changes in mark-to-market adjustments of the Company's interest rate swaps for the three months ended March 31, 2011 as compared to the same period a year ago.
Income tax expense for the three months ended March 31, 2012 and 2011 was approximately 33% and 35% of total income before income taxes, respectively. Income tax expense decreased as a percent of income before income taxes primarily due to a lower Mexican effective income tax rate for the three months ended March 31, 2012, as compared to the same period in 2011.
Core Molding Technologies recorded net income for the three months ended March 31, 2012 of $2,635,000, or $0.37 per basic and $0.36 per diluted share, compared with net income of $2,269,000, or $0.33 per basic and $0.31 per diluted share, for the three months ended March 31, 2011.

Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses and capital expenditures.
Cash used in operating activities for the three months ended March 31, 2012 totaled $212,000. Net income of $2,635,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $1,202,000 to operating cash flow. Changes in working capital increased cash used in operating activities by $3,806,000. Changes in working capital primarily relate to an increase in accounts receivable due to increased product sales as well as higher inventory levels to support the increase in sales, and decreases in accrued liabilities, which included amounts accrued for profit sharing as of December 31, 2011 that were paid during the three months ended March 31, 2012. These were offset by an increase in accounts payable at March 31, 2012 as compared to December 31, 2011.
Cash used in investing activities for the three months ended March 31, 2012 was $2,469,000, which primarily represents building expansion and improvements at the Company's Matamoros, Mexico facility. As previously disclosed, the Company will require additional capacity at its Matamoros, Mexico facility, which will support increased production volumes as well as new programs for existing customers expected to launch later this year. The Company plans to invest approximately $14,500,000 for this capacity expansion, of which approximately $8,600,000 had been spent as of March 31, 2012.
Cash used in financing activities for the three months ended March 31, 2012 totaled $1,953,000, which was primarily a result of scheduled repayments of principal on the Company’s Mexican loan, capex loan and industrial development revenue bond.
At March 31, 2012, the Company had no cash on hand, a line of credit of $8,000,000 and an available Mexican expansion revolving loan of $10,000,000. Both the line of credit and Mexican expansion revolving loan are scheduled to mature on May 31, 2013. At March 31, 2012, Core Molding Technologies had outstanding borrowings on the line of credit of $193,000, and no outstanding borrowings on the Mexican expansion revolving loan.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2012, the Company was in compliance with its financial covenants.
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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements.

ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to this guidance, Accounting Standards Update 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the effective date for the presentation of reclassification of items out of accumulated other comprehensive income to some future period. Except for the presentation of reclassification adjustments, the provisions of this guidance are effective for interim and annual periods beginning after December 15, 2011. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in the Consolidated Statements of Comprehensive Income.
In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends guidance on the testing of goodwill for impairment to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $253,000 at March 31, 2012 and $236,000 December 31, 2011. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $1,666,000 at March 31, 2012 and $1,283,000 at December 31, 2011.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $921,000 at March 31, 2012 and $862,000 at December 31, 2011.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2012 or March 31, 2011.

Goodwill: Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value. There was no impairment of the Company's goodwill for the three months ended March 31, 2012 or March 31, 2011.
Self-Insurance: The Company is self-insured with respect to most of its Columbus and Batavia, Ohio, Warsaw, Kentucky, and Gaffney, South Carolina medical and dental claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2012 and December 31, 2011 of $1,018,000 and $1,045,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2011 Annual Report to Shareholders on Form 10-K. As further described in Note 5, in August 2010, the Company eliminated its post retirement health and life insurance benefits for all current and future represented employees who had not retired as of August 7, 2010. The elimination of benefits resulted in a reduction of the Company’s post retirement benefits liability of $10,282,000. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,392,000 at March 31, 2012 and $9,582,000 at December 31, 2011.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2012 the Company had a net liability related to tooling in progress of $2,201,000, which represents approximately $11,570,000 of progress tooling billings and $9,369,000 of progress tooling expenses. At December 31, 2011 the Company had a net liability related to tooling in progress of $1,520,000, which represents approximately $8,270,000 of progress tooling billings and $6,750,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, include a deferred tax asset of $2,913,000 and $2,888,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2011 Annual Report to Shareholders on Form 10-K.

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
Core Molding Technologies has the following five items that are sensitive to market risks: (1) Industrial Development Revenue Bond (“IDRB”) with a variable interest rate (although the Company has an interest rate swap to fix the interest rate at 4.89%); (2) Revolving Line of Credit, Mexican Expansion Revolving Loan and Mexican Loan payable under the Credit Agreement, each of which bears a variable interest rate; (3) Capex Loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.295%); (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit, Mexican Expansion Revolving Loan and the Mexican Loan would have been impacted, as the interest rate on these loans is based upon LIBOR, however, it would not have a material effect on earnings before tax.
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
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies' 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning our stock repurchases during the three months ended March 31, 2012 is below. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2012	1,026	$8.70	—	—
February 1 to 29, 2012	—	$—	—	—
March 1 to 31, 2012	—	$—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	May 11, 2012	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	May 11, 2012	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 11, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated May 11, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS[2]	XBRL Instance Document	Furnished Herein

101.SCH[2]	XBRL Taxonomy Extension Schema Document	Furnished Herein

101.CAL[2]	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herein

101.LAB[2]	XBRL Taxonomy Extension Label Linkbase	Furnished Herein

101.PRE[2]	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herein

101.DEF[2]	XBRL Taxonomy Extension Definition Linkbase	Furnished Herein

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