Form 10-Q
period 2012-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2012-11-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of November 8, 2012, the latest practicable date, 7,275,016 shares of the registrant’s common stock were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$—	$4,634,000
Accounts receivable (less allowance for doubtful accounts: September 30, 2012 - $316,000; December 31, 2011 - $236,000)	20,842,000	22,048,000
Inventories:
Finished goods	1,989,000	1,872,000
Work in process	1,698,000	1,547,000
Stores	8,346,000	7,989,000
Total inventories, net	12,033,000	11,408,000

Deferred tax asset-current portion	1,843,000	1,843,000
Foreign sales tax receivable	1,203,000	910,000
Prepaid expenses and other current assets	1,210,000	954,000
Tooling in progress	331,000	—
Total current assets	37,462,000	41,797,000

Property, plant and equipment — net	52,338,000	49,344,000
Deferred tax asset	1,120,000	1,045,000
Goodwill	1,097,000	1,097,000
Other assets	7,000	15,000
Total Assets	$92,024,000	$93,298,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,939,000	$4,104,000
Revolving line of credit	752,000	—
Current portion of interest rate swaps	130,000	173,000
Accounts payable	9,160,000	9,813,000
Tooling in progress	—	1,520,000
Current portion of post retirement benefits liability	1,002,000	1,002,000
Accrued liabilities:
Compensation and related benefits	5,444,000	7,147,000
Taxes	—	225,000
Other	833,000	1,003,000
Total current liabilities	21,260,000	24,987,000

Long-term debt	6,171,000	9,477,000
Interest rate swaps	122,000	158,000
Post retirement benefits liability	8,221,000	8,580,000
Total Liabilities	35,774,000	43,202,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at September 30, 2012 and December 31, 2011	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,130,804 at September 30, 2012 and 7,048,069 at December 31, 2011	71,000	70,000
Paid-in capital	25,267,000	24,872,000
Accumulated other comprehensive income, net of income taxes	3,761,000	3,877,000
Treasury stock	(26,748,000)	(26,495,000)
Retained earnings	53,899,000	47,772,000
Total Stockholders’ Equity	56,250,000	50,096,000
Total Liabilities and Stockholders’ Equity	$92,024,000	$93,298,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
Products	$32,149,000	$37,173,000	$117,689,000	$99,694,000
Tooling	5,532,000	663,000	9,065,000	2,425,000
Total net sales	37,681,000	37,836,000	126,754,000	102,119,000

Total cost of sales	32,692,000	29,665,000	107,108,000	79,626,000

Gross margin	4,989,000	8,171,000	19,646,000	22,493,000

Total selling, general and administrative expense	3,032,000	3,417,000	10,232,000	9,517,000

Income before interest and taxes	1,957,000	4,754,000	9,414,000	12,976,000

Interest expense	96,000	171,000	221,000	620,000

Income before income taxes	1,861,000	4,583,000	9,193,000	12,356,000

Income tax expense	710,000	1,727,000	3,066,000	4,389,000

Net income	$1,151,000	$2,856,000	$6,127,000	$7,967,000

Net income per common share:
Basic	$0.16	$0.41	$0.86	$1.15
Diluted	$0.16	$0.39	$0.83	$1.09
Weighted average shares outstanding:
Basic	7,127,000	6,976,000	7,094,000	6,926,000
Diluted	7,383,000	7,278,000	7,381,000	7,284,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$1,151,000	$2,856,000	$6,127,000	$7,967,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	21,000	21,000	62,000	62,000
Income tax expense	(7,000)	(7,000)	(21,000)	(21,000)

Post retirement benefit plan adjustments:
Net actuarial loss	40,000	54,000	119,000	164,000
Prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Income tax benefit	32,000	21,000	96,000	62,000

Comprehensive income	$1,113,000	$2,821,000	$6,011,000	$7,862,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	7,048,069	$70,000	$24,872,000	$3,877,000	$(26,495,000)	$47,772,000	$50,096,000
Net income						6,127,000	6,127,000
Change in post retirement benefits, net of tax of $96,000				(157,000)			(157,000)
Change in interest rate swaps, net of tax of $21,000				41,000			41,000
Common stock issued	25,775		81,000				81,000
Purchase of treasury stock	(31,455)				(253,000)		(253,000)
Restricted stock issued	88,415	1,000					1,000
Share-based compensation			314,000				314,000
Balance at September 30, 2012	7,130,804	$71,000	$25,267,000	$3,761,000	$(26,748,000)	$53,899,000	$56,250,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,127,000	$7,967,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,492,000	2,940,000
Deferred income taxes	(75,000)	(41,000)
Interest rate swaps — mark-to-market and amortization of losses	(38,000)	68,000
Share-based compensation	314,000	284,000
Loss on disposal of assets	1,000	—
(Gain) loss on foreign currency translation and transaction	(14,000)	70,000
Change in operating assets and liabilities:
Accounts receivable	1,206,000	(9,663,000)
Inventories	(625,000)	(2,096,000)
Prepaid and other assets	(585,000)	(121,000)
Accounts payable	16,000	1,870,000
Accrued and other liabilities	(3,980,000)	3,573,000
Post retirement benefits liability	(516,000)	(139,000)
Net cash provided by operating activities	5,323,000	4,712,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,103,000)	(4,940,000)
Proceeds from sale of property, plant and equipment	37,000	—
Net cash used in investing activities	(7,066,000)	(4,940,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(41,390,000)	—
Gross borrowings on revolving line of credit	42,142,000	—
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(1,286,000)	(1,286,000)
Payment of principal on term loan	—	(107,000)
Payment of principal on industrial development revenue bond	(585,000)	(540,000)
Payments related to the purchase of treasury stock	(253,000)	(236,000)
Proceeds from issuance of common stock	81,000	354,000
Net cash used in financing activities	(2,891,000)	(3,415,000)

Net change in cash and cash equivalents	(4,634,000)	(3,643,000)

Cash and cash equivalents at beginning of period	4,634,000	5,657,000

Cash and cash equivalents at end of period	$—	$2,014,000

Cash paid for:
Interest (net of amounts capitalized)	$173,000	$497,000
Income taxes	$3,234,000	$3,481,000
Non Cash:
Fixed asset purchases in accounts payable	$431,000	$409,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2012, and the results of operations and cash flows for the three and nine months ended September 30, 2012. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2011 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"), as well as spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies maintains four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$1,151,000	$2,856,000	$6,127,000	$7,967,000

Weighted average common shares outstanding — basic	7,127,000	6,976,000	7,094,000	6,926,000
Effect of dilutive securities	256,000	302,000	287,000	358,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,383,000	7,278,000	7,381,000	7,284,000

Basic net income per common share	$0.16	$0.41	$0.86	$1.15
Diluted net income per common share	$0.16	$0.39	$0.83	$1.09
At September 30, 2012 and 2011 there were 5,000 unexercised stock options that were not included in diluted earnings per share, as they were anti-dilutive.

3. Major Customers
Core Molding Technologies currently has two major customers, Navistar, Inc. (“Navistar”) and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Navistar product sales	$11,902,000	$17,643,000	$43,756,000	$46,155,000
Navistar tooling sales	5,456,000	325,000	6,494,000	1,152,000
Total Navistar sales	17,358,000	17,968,000	50,250,000	47,307,000

PACCAR product sales	12,507,000	12,754,000	44,028,000	34,227,000
PACCAR tooling sales	40,000	127,000	330,000	351,000
Total PACCAR sales	12,547,000	12,881,000	44,358,000	34,578,000

Other product sales	7,740,000	6,776,000	29,905,000	19,312,000
Other tooling sales	36,000	211,000	2,241,000	922,000
Total other sales	7,776,000	6,987,000	32,146,000	20,234,000

Total product sales	32,149,000	37,173,000	117,689,000	99,694,000
Total tooling sales	5,532,000	663,000	9,065,000	2,425,000
Total sales	$37,681,000	$37,836,000	$126,754,000	$102,119,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Property, plant and equipment	$99,645,000	$93,236,000
Accumulated depreciation	(47,307,000)	(43,892,000)
Property, plant and equipment — net	$52,338,000	$49,344,000

Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Additions in progress were $3,217,000 and $7,271,000 at September 30, 2012 and December 31, 2011, respectively and primarily relate to the Matamoros , Mexico production facility expansion. The Company capitalized $174,000 and $35,000 of interest expense for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, the Company capitalized $34,000 and $35,000 of interest expense, respectively. At September 30, 2012 and December 31, 2011, purchase commitments for capital expenditures in progress were $1,403,000 and $4,356,000, respectively. These commitments are primarily related to the Company's Matamoros production facility expansion project.

5. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Pension expense:
Multi-employer plan contributions	$125,000	$103,000	$344,000	$307,000
Defined contribution plan contributions	115,000	121,000	426,000	412,000
Total pension expense	240,000	224,000	770,000	719,000

Health and life insurance:
Interest cost	91,000	133,000	273,000	398,000
Amortization of prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Amortization of net loss	40,000	55,000	119,000	164,000
Net periodic benefit cost	7,000	64,000	20,000	190,000

Total post retirement benefits expense	$247,000	$288,000	$790,000	$909,000
The Company made payments of $834,000 to pension plans and $632,000 for post retirement healthcare and life insurance during the nine months ended September 30, 2012. For the remainder of 2012 the Company expects to make approximately $187,000 of pension plan payments, of which $58,000 was accrued at September 30, 2012. The Company also expects to make approximately $369,000 of post retirement healthcare and life insurance payments for the remainder of 2012, all of which were accrued at September 30, 2012.

6. Debt
Debt consists of the following at:

	September 30, 2012	December 31, 2011
Capex loan payable to a bank, interest at a variable rate (1.98% and 2.02% at September 30, 2012 and December 31, 2011, respectively) with monthly payments of interest and principal through May 2016	$6,285,000	$7,571,000
Mexican loan payable to a bank, interest at a variable rate (1.94% at September 30, 2012 and December 31, 2011) with annual principal and monthly interest payments through January 2014	3,200,000	4,800,000
Industrial Development Revenue Bond, interest adjustable weekly (0.37% at September 30, 2012 and December 31, 2011), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit	625,000	1,210,000
Revolving line of credit, interest at a variable rate (1.94% at September 30, 2012) with monthly interest payments and a maturity date of May 31, 2014	752,000	—
Mexican Expansion Revolving loan	—	—
Total	10,862,000	13,581,000
Less current portion	(4,691,000)	(4,104,000)
Long-term debt	$6,171,000	$9,477,000

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

The Company is completing a $14,500,000 capacity expansion to its Matamoros, Mexico production facility. In anticipation of funding needs for this expansion, the Company amended the Credit Agreement in 2011 to secure an additional $10,000,000 Mexican expansion revolving loan as described below.

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
Mexican Expansion Revolving Loan
At September 30, 2012, the Company had available a $10,000,000 variable rate revolving loan, scheduled to mature on May 31, 2013. The revolving loan bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).
Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2012, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.
Interest Rate Swaps
In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate (0.10% at September 30, 2012). During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $200,000 as of December 31, 2009, is being amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap was a liability of $15,000 and $52,000 as of September 30, 2012 and December 31, 2011, respectively. The Company recorded interest income of $37,000 for a mark-to-market adjustment of swap fair value for the first nine months of 2012 related to this swap. The notional amount of the swap at September 30, 2012 and December 31, 2011 was $625,000 and $1,210,000, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.23% at September 30, 2012). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of September 30, 2012 and December 31, 2011 was a liability of $237,000 and $279,000, respectively. The Company recorded interest income of $42,000 for a mark-to-market adjustment of swap fair value for the first nine months of 2012 related to this swap. The notional amount of the swap at September 30, 2012 and December 31, 2011 was $6,286,000 and $7,571,000, respectively.
Interest expense includes $41,000 and $52,000 of expense for settlements related to the Company’s swaps for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, interest expense includes $134,000 and $179,000, respectively, of expense for settlements related to the Company’s swaps.

7. Income Taxes
The Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011 include a net deferred tax asset of $2,963,000 and $2,888,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the nine months ended September 30, 2012 is estimated to be $3,066,000, or 33% of income before income taxes. Income tax expense for the nine months ended September 30, 2011 was estimated to be $4,389,000, or 36% of income before income taxes.
As of September 30, 2012, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	400,650	$3.35
Exercised	(25,775)	3.14
Granted	—	—
Forfeited	—	—
Outstanding at September 30, 2012	374,875	$3.37
Exercisable at September 30, 2012	354,775	$3.40

The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2011	20,100	$2.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2012	20,100	$2.75
At September 30, 2012 and 2011, there was $13,000 and $18,000, respectively, of total unrecognized compensation expense related to unvested stock options granted under the plan. That cost is expected to be recognized over the weighted-average period of 1.3 years. Total compensation cost related to incentive stock options was $4,000 for the nine months ended September 30, 2012 and 2011, all of which is included in selling, general and administrative expenses.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of September 30, 2012 and changes during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2011	173,556	$5.21
Granted	59,070	7.93
Vested	(88,415)	4.44
Forfeited	—	—
Unvested balance September 30, 2012	144,211	$6.79
At September 30, 2012 and 2011, there was $657,000 and $626,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost related to restricted stock grants for the nine months ended September 30, 2012 and 2011 was $310,000 and $280,000, respectively, all of which was recorded to selling, general and administrative expense.
During the nine months ended September 30, 2012 and 2011, employees surrendered 31,455 and 25,902 shares, respectively, of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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

The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

		(Level 2)
	Balance Sheet Location	September 30, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$252,000	$331,000

There were no non-recurring fair value measurements for the nine months ended September 30, 2012.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Three months ended		September 30, 2012	September 30, 2011
Interest rate swaps	Interest expense	$3,000	$(74,000)
Nine months ended
Interest rate swaps	Interest expense	$17,000	$(89,000)
As discussed in Note 6, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark-to-market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $52,000, or $34,000 net of taxes.

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

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 86% and 92% of the Company’s sales for the nine months ended September 30, 2012 and 2011, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. In July 2011, the Company formed Core Specialty Composites and leased a facility in Warsaw, Kentucky to produce parts for customers outside of the Company’s traditional markets. Due to changing market conditions for products manufactured at the Warsaw facility the Company terminated its lease and closed its Warsaw facility in October 2012.

Overview

For the nine months ended September 30, 2012 the Company recorded net income of $6,127,000, or $0.86 per basic and $0.83 per diluted share, compared with net income of $7,967,000, or $1.15 per basic and $1.09 per diluted share, for the nine months ended September 30, 2011. Product sales increased 18% for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase, all of which occurred in the first six months of the year, was primarily the result of increased demand from North American heavy and medium-duty truck customers and new business awards. Product sales for the third quarter of 2012 decreased 14% as compared to the third quarter of 2011 for reasons noted below.

For the remainder of 2012, industry analysts and several of our customers are forecasting production rates to be consistent with those experienced in the third quarter of 2012. Considering these forecasts, the Company anticipates lower product sales during the fourth quarter of 2012 as compared to the same period in 2011. Recent truck industry analysts' forecasts for 2013 project combined heavy and medium-duty production levels to be slightly above the levels estimated for 2012. The Company also anticipates that new product launches expected to occur in the fourth quarter of 2012 and early 2013 will have a favorable impact on the Company's product sales in 2013.

As previously disclosed, due to changes in market conditions and business plans, the customer served by the Company's Warsaw, Kentucky facility informed the Company it did not intend to continue purchasing products produced at the Warsaw facility beyond June 2012. In October 2012, the Company and its customer agreed to terminate the supply agreement. The Company subsequently terminated its facility lease and permanently closed the Warsaw facility. The Company does not anticipate any adverse financial impact in the fourth quarter associated with this operation or the closure of this facility.

Results of Operations
Three Months Ended September 30, 2012, as Compared to Three Months Ended September 30, 2011
Net sales for the three months ended September 30, 2012 and 2011 totaled $37,681,000 and $37,836,000, respectively. Included in total sales were tooling project sales of $5,532,000 and $663,000 for the three months ended September 30, 2012 and 2011, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 14% lower for the three months ended September 30, 2012, as compared to the same period a year ago. The primary reasons for the decrease were lower demand from North American heavy and medium-duty truck customers.
Sales to Navistar totaled $17,358,000 for the three months ended September 30, 2012, decreasing 3% from $17,968,000 in sales for the three months ended September 30, 2011. Included in total sales was $5,456,000 of tooling sales for the three months ended September 30, 2012 compared to $325,000 for the same three months in 2011. Product sales to Navistar decreased 33% for the three months ended September 30, 2012 as compared to the same period in the prior year due to an overall decline in demand from Navistar.
Sales to PACCAR totaled $12,547,000 for the three months ended September 30, 2012, decreasing 3% from $12,881,000 in sales for the three months ended September 30, 2011. Included in total sales was $40,000 of tooling sales for the three months ended September 30, 2012 compared to $127,000 for the same three months in 2011. Product sales to PACCAR decreased by 2% for the three months ended September 30, 2012 as compared to the same period in the prior year due to an overall decline in demand from PACCAR.
Sales to other customers for the three months ended September 30, 2012 increased 11% to $7,776,000 compared to $6,987,000 for the three months ended September 30, 2011. Included in total sales was $36,000 of tooling sales for the three months ended September 30, 2012 compared to $211,000 for the same three months in 2011. Product sales to other customers increased $964,000 or 14% for the three months ended September 30, 2012 as compared to the same period in the prior year, with $478,000 of the increase resulting from increased product sales to customers in the automotive industry. The remaining increase was primarily due to increased product sales to customers in the marine industry.
Gross margin was approximately 13% of sales for the three months ended September 30, 2012, compared with 22% for the three months ended September 30, 2011. Production inefficiencies unfavorably impacted gross margin as a percent of sales by 4%. These inefficiencies were primarily related to both production and indirect labor. Fixed costs of production also increased as a percent of sales by 2%, primarily due to reduced sales volume. A change in the Company's sales mix to products with lower margins negatively impacted gross margin as a percent of sales by 1.5%. Additionally, tooling sales had a dilutive effect on gross margin as a percent of sales of 1.5% for the quarter. Tooling sales do not provide the same margins as product sales.

Selling, general and administrative expense (“SG&A”) was $3,032,000 for the three months ended September 30, 2012, compared to $3,417,000 for the three months ended September 30, 2011. Contributing to the decrease in SG&A expense were a $436,000 decrease in profit sharing expense and a $144,000 net favorable impact of foreign currency. Partially offsetting these decreases were increases in SG&A labor and outside service costs of $151,000 and $118,000, respectively.
Interest expense totaled $96,000 for the three months ended September 30, 2012, compared to interest expense of $171,000 for the three months ended September 30, 2011. The primary cause of the decrease was mark to market adjustments on the Company’s interest rate swaps. In the three months ended September 30, 2012, approximately $24,000 of income was recorded related to the mark to market of the Company’s interest rate swaps as compared to approximately $53,000 of expense for the three months ended September 30, 2011.
Income tax expense for the three months ended September 30, 2012 and 2011 was approximately 38% of total income before income taxes.
The Company recorded net income for the three months ended September 30, 2012 of $1,151,000, or $0.16 per basic and diluted share, compared with net income of $2,856,000, or $0.41 per basic and $0.39 per diluted share, for the three months ended September 30, 2011.
Nine Months Ended September 30, 2012, as Compared to Nine Months Ended September 30, 2011
Net sales for the nine months ended September 30, 2012 totaled $126,754,000, representing an approximate 24% increase from the $102,119,000 reported for the nine months ended September 30, 2011. Included in total sales were tooling project sales of $9,065,000 and $2,425,000 for the nine months ended September 30, 2012 and 2011, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 18% higher for the nine months ended September 30, 2012, as compared to the same period a year ago. The primary reasons for the increase in product sales were higher demand from North American heavy and medium-duty truck customers as well as increased sales from new business awards.
Sales to Navistar totaled $50,250,000 for the nine months ended September 30, 2012, increasing 6% from $47,307,000 in sales for the nine months ended September 30, 2011. Included in total sales was $6,494,000 of tooling sales for the nine months ended September 30, 2012 compared to $1,152,000 for the same nine months in 2011. Product sales to Navistar decreased by 5% for the nine months ended September 30, 2012 as compared to the same period in the prior year due to an overall decline in demand from Navistar.
Sales to PACCAR totaled $44,358,000 for the nine months ended September 30, 2012, increasing 28% from $34,578,000 in sales for the nine months ended September 30, 2011. Included in total sales was $330,000 of tooling sales for the nine months ended September 30, 2012 compared to $351,000 for the same nine months in 2011. Product sales to PACCAR increased by 29% for the nine months ended September 30, 2012 as compared to the same period in the prior year. Sales to PACCAR were higher due to an overall increase in demand from PACCAR and due to new product launches.
Sales to other customers for the nine months ended September 30, 2012 increased 59% to $32,146,000 compared to $20,234,000 for the nine months ended September 30, 2011. Included in total sales was $2,241,000 of tooling sales for the nine months ended September 30, 2012 compared to $922,000 for the same nine months in 2011. Product sales to other customers increased $10,593,000 or 55% for the nine months ended September 30, 2012 as compared to the same period in the prior year, with $6,797,000 of the increase resulting from increased product sales to customers in the marine industry. The remaining increase was primarily due to increased demand for the Company’s products from other heavy and medium-duty truck customers as well as customers in the automotive industry.
Gross margin was approximately 15.5% of sales for the nine months ended September 30, 2012, compared with 22% for the nine months ended September 30, 2011. Start-up costs and production inefficiencies incurred at the Company's production facility in Warsaw, Kentucky reduced gross margin as a percent of sales by approximately 1.5%. As discussed above, the Company closed this facility in October 2012. Production inefficiencies at the Company's other facilities unfavorably impacted gross margin as a percent of sales by approximately 3%. These inefficiencies were primarily related to both production and indirect labor. A change in the Company's product mix to products with lower margins negatively impacted gross margin as a percent of sales by approximately 1.5%. Additionally, tooling sales had a dilutive effect on gross margin as a percent of sales of 0.5%. Tooling sales do not provide the same margins as product sales.
Selling, general and administrative expense (“SG&A”) was $10,232,000 for the nine months ended September 30, 2012, compared to $9,517,000 for the nine months ended September 30, 2011. Outside service costs and labor costs increased $500,000 and

$432,000, respectively. Also impacting SG&A were increased travel costs of $178,000 and higher supplies, repairs and maintenance of $107,000. These increases were partially offset by lower profit sharing expense of $507,000.
Interest expense totaled $221,000 for the nine months ended September 30, 2012, compared to interest expense of $620,000 for the nine months ended September 30, 2011. Increased capitalized interest related to the Matamoros, Mexico facility expansion project reduced interest expense by $139,000. Reductions in outstanding loan balances due to regularly scheduled principal payments also reduced interest expense by $111,000. Mark to market adjustments on the Company’s interest rate swaps also contributed to the decrease in interest expense. For the nine months ended September 30, 2012, the Company recorded approximately $79,000 of income related to the mark to market of the Company’s interest rate swaps as compared to approximately $27,000 of expense for the nine months ended September 30, 2011.
Income tax expense for the nine months ended September 30, 2012 was approximately 33% of income before income taxes. Income tax expense for the nine months ended September 30, 2011 was approximately 36% of income before income taxes. The decrease in income taxes as a percent of income before taxes is primarily due to a lower Mexican effective income tax rate and 2011 taxes including $105,000 of interest and penalties related to Mexican income tax filings.

The Company recorded net income for the nine months ended September 30, 2012 of $6,127,000 or $0.86 per basic and $0.83 per diluted share, compared with net income of $7,967,000, or $1.15 per basic and $1.09 per diluted share, for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital and capital expenditures.

Cash provided by operating activities for the nine months ended September 30, 2012 totaled $5,323,000. Net income of $6,127,000 positively impacted operating cash flows. Non-cash expenses of depreciation and amortization contributed $3,492,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $3,968,000. Changes in working capital primarily relate to a decrease in accrued liabilities, which included amounts accrued for profit sharing at December 31, 2011 that were paid in 2012. Increases in inventories and increased prepaid and other assets at September 30, 2012 as compared to December 31, 2011 had a negative impact on working capital. These were partially offset by decreased accounts receivable at September 30, 2012 as compared to December 31, 2011.

Cash used in investing activities for the nine months ended September 30, 2012 was $7,066,000, which primarily represents equipment purchases, building expansion and improvements at the Company's Matamoros, Mexico facility. As previously disclosed, the Company will require additional capacity at its Matamoros, Mexico facility, which will support increased production volumes as well as new programs for customers. The Company plans to invest approximately $14,500,000 for this capacity expansion, of which approximately $12,500,000 had been spent as of September 30, 2012. In total, Core Molding Technologies anticipates spending approximately $2,500,000 during the remainder of 2012 on property, plant and equipment purchases for all of the Company's operations. At September 30, 2012, purchase commitments for capital expenditures in progress were $1,403,000, and are primarily related to the Company's Matamoros production facility expansion project.

Cash used in financing activities for the nine months ended September 30, 2012 totaled $2,891,000, which was primarily a result of scheduled repayments of principal on the Company’s outstanding loans.

At September 30, 2012, the Company had no cash on hand, a revolving line of credit of up to $8,000,000 and a Mexican expansion revolving loan of $10,000,000. At September 30, 2012, Core Molding Technologies had outstanding borrowings on the revolving line of credit of $752,000, and no outstanding borrowings on the Mexican expansion revolving loan. On July 9, 2012, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a seventh amendment (the "Seventh Amendment") to the Credit Agreement. Pursuant to the terms of the Seventh Amendment, the parties agreed to extend the commitment for the revolving line of credit to May 31, 2014. The Mexican expansion revolving loan is scheduled to mature on May 31, 2013. The Company has not utilized, and does not anticipate the need to utilize or renew, the Mexican expansion revolving loan to complete the remaining portion of the Matamoros expansion.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2012, the Company was in compliance with its financial covenants.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $316,000 and $236,000 at September 30, 2012 at December 31, 2011, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $1,214,000 at September 30, 2012 and $1,283,000 at December 31, 2011.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $855,000 at September 30, 2012 and $862,000 at December 31, 2011.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the nine months ended September 30, 2012 or September 30, 2011.
Goodwill: Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value. There was no impairment of the Company's goodwill for the nine months ended September 30, 2012 or September 30, 2011.
Self-Insurance: The Company is self-insured with respect to its U.S. based medical and dental claims and its Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2012 and December 31, 2011 of $979,000 and $1,045,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2011 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,223,000 at September 30, 2012 and $9,582,000 at December 31, 2011.

Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2012 the Company had a net asset related to tooling in progress of $331,000, which represents approximately $13,227,000 of progress tooling billings and $13,558,000 of progress tooling expenses. At December 31, 2011 the Company had a net liability related to tooling in progress of $1,520,000, which represents approximately $8,270,000 of progress tooling billings and $6,750,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, include a deferred tax asset of $2,963,000 and $2,888,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to refer to Note 10 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2011 Annual Report to Shareholders on Form 10-K.

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
Information concerning our stock repurchases during the three months ended September 30, 2012 is below. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2012	19,831	$8.11	—	—
August 1 to 31, 2012	—	$—	—	—
September 1 to 30, 2012	—	$—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	November 9, 2012	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	November 9, 2012	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

10(a)
Seventh Amendment Agreement, dated July 9, 2012, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2012

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 9, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated November 9, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS[2]	XBRL Instance Document	Furnished Herein

101.SCH[2]	XBRL Taxonomy Extension Schema Document	Furnished Herein

101.CAL[2]	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herein

101.LAB[2]	XBRL Taxonomy Extension Label Linkbase	Furnished Herein

101.PRE[2]	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herein

101.DEF[2]	XBRL Taxonomy Extension Definition Linkbase	Furnished Herein

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