Form 10-K
period 2012-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2013-03-27
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission file number 001‑12505

CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1481870
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

800 Manor Park Drive, Columbus, Ohio	43228-0183
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (614) 870-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	NYSE MKT LLC
Preferred Stock purchase rights, par value $0.01	NYSE MKT LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2012, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $49,477,179, based upon the closing sale price of $8.24 on the NYSE MKT LLC on June 30, 2012, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 26, 2013, the number of shares of registrant's common stock outstanding was 7,270,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2013 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of Navistar, Inc. (“Navistar”), formerly known as International Truck & Engine Corporation. On December 31, 1996, RYMAC merged with and into the Company, with the Company as the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from Navistar in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar. Navistar currently owns 664,000 shares, which represents 9.1% of the outstanding stock of the Company.

In 1998, the Company opened a second compression molding plant located in Gaffney, South Carolina as part of the Company’s growth strategy to expand its customer base. This facility provided the Company with additional capacity and a strategic location to serve both current and prospective customers.

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

In August 2005, the Company formed Core Composites Cincinnati, LLC, ("Core Composites Cincinnati") a Delaware limited liability company and wholly owned subsidiary of the Company. This entity was formed for the purpose of establishing operations and holding assets acquired from the Cincinnati Fiberglass Division of Diversified Glass Inc., which the Company acquired in August, 2005. The Cincinnati Fiberglass Division of Diversified Glass, Inc. was a privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. As a result of this acquisition, the Company leases a manufacturing facility in Batavia, Ohio.

In July 2011, the Company formed Core Specialty Composites, LLC ("Core Specialty Composites"), a Delaware limited liability company and wholly owned subsidiary of the Company, which leased a facility in Warsaw, Kentucky to produce parts for customers outside of the Company's traditional markets. Due to changing market conditions for products manufactured at the Warsaw facility the Company terminated its lease and closed its Warsaw facility in October 2012.

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
•high strength-to-weight ratio; and
•dent-resistance in comparison to steel or aluminum.

The largest markets for reinforced plastics are transportation (automotive and truck), agriculture, construction, marine, and industrial applications. The Company currently has four manufacturing facilities producing reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company's two major customers are Navistar and PACCAR, Inc. (“PACCAR”), which are supplied reinforced plastic products for medium and heavy-duty trucks. The Company also supplies reinforced plastic products to other truck manufacturers, to automotive suppliers, and manufacturers of marine and other commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer

(“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products to OEMs outside of our traditional markets; and (5) acquiring an existing business. The Company's efforts continue to be directed towards all five areas.

MAJOR COMPETITORS

The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, RTM, and MIT molding processes in the United States.  The Company faces competition from a number of other molders including, most significantly, Decoma Composites (an operating unit of Magna International), Molded Fiber Glass Companies, Continental Structural Plastics, Ashley Industrial Molding, Sigma Industries and The Composites Group.  The Company believes that it is well positioned to compete based primarily on manufacturing capability and location, product quality, engineering capability, cost, and delivery.  However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.

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

Relationship with Navistar

The Company entered into a Comprehensive Supply Agreement with Navistar, effective as of June 24, 2008. On January 28, 2010, the Company entered into a First Addendum to the Comprehensive Supply Agreement, agreeing to shift production of certain products from the Company's Columbus, Ohio facility to its Matamoros, Mexico facility, in order to meet the needs of Navistar as a result of its relocation of certain production to its Escobedo, Mexico assembly plant. Under this Comprehensive Supply Agreement, as amended, the Company continues to be the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013. The Company and Navistar are jointly working to negotiate a new supply agreement, which would become effective upon the expiration of the existing agreement.

The Company makes products for Navistar's Springfield, Ohio; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants. The Company works closely on new product development with Navistar's engineering and research personnel. Some of the products sold to Navistar include hoods, roofs, air deflectors, cab extenders, fender extensions, splash panels, and other components. Sales to Navistar amounted to approximately 39% and 44% of total sales for 2012 and 2011, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, and other components. Sales to PACCAR amounted to approximately 35% and 36% of total sales in 2012 and 2011, respectively.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers. Sales to these customers individually were all less than 10% of total annual sales. Sales to these customers amounted to approximately 26% and 20% of total sales in 2012 and 2011, respectively.

GEOGRAPHIC INFORMATION

The following table provides information related to the Company's sales by country, based on location of customer, for the years ended December 31:

	2012	2011
United States	$117,739,000	$109,213,000
Mexico	43,358,000	30,180,000
Canada	1,353,000	4,028,000
Total	$162,450,000	$143,421,000

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31:

	2012	2011
United States	$17,508,000	$19,623,000
Mexico	34,050,000	29,721,000
Total	$51,558,000	$49,344,000

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

The Company has the capacity to manufacture approximately 48 million pounds of standard density SMC annually. The approximate SMC production capacity utilization was 75% and 61% for the years ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, the Company owned 15 compression-molding presses in its Columbus, Ohio facility; 17 presses in its Matamoros, Mexico facility; and 7 presses in its Gaffney, South Carolina facility. The Company's compression molding presses range in size from 250 to 4,500 tons. The Company installed 5 new presses ranging in size from 600 to 3,500 tons at its Matamoros manufacturing facility during 2012.

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

The Company also has a chain driven robotic gel-coating and spray-up line and a hand spray-up cell at our Batavia, Ohio location. Part sizes weigh from a few pounds to several thousand pounds with surface quality tailored for the end use application.

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

RAW MATERIALS

The principal raw materials used in the compounding of SMC and the closed and open molding processes are polyester, vinyl ester and epoxy resins, fiberglass rovings, and filler. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (steel components). Many of the raw materials used by the Company are petroleum and energy based, and therefore, the costs of certain raw materials can fluctuate based on changes in costs of these underlying commodities. Due to fluctuating commodity prices, suppliers are typically reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supplier base for certain supplies, repair items, and components to improve its overall purchasing position.

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog of four weeks of expected shipments, was approximately $12.0 million and $15.2 million at December 31, 2012 and 2011, respectively, all of which the Company shipped during the first quarter of 2013.

CAPACITY CONSTRAINTS

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina and the SMC molding portion at the Matamoros, Mexico facility. The approximate large press capacity utilization for the molding of production products in these production facilities was 60% and 70% for the years ended December 31, 2012 and 2011, respectively. Capacity utilization is measured on the basis of a five day, three-shifts per day operation. The Company owned 20 large molding presses at December 31, 2012, including 5 of which were installed at the Company's Matamoros, Mexico facility in 2012.

The capacity of production in the Batavia, Ohio facility and the spray-up, hand-lay-up and RTM portion at the Matamoros, Mexico facility are not linked directly to equipment capacities, due to the nature of the products produced. Capacity of these operations is tied to available floor space and the availability of personnel. The approximate capacity utilization for these operations was 76% and 72% for the years ended December 31, 2012 and 2011, respectively.

As recently announced, the Company has been awarded additional business to produce products for Volvo Group North America, LLC ("Volvo") which is expected to commence late in the second quarter and ramp up by the fourth quarter of 2013. Management estimates that sales to Volvo will provide the Company with additional revenues between $26,000,000 and $30,000,000 annually.

In the past, the Company has been required to run up to a three shift/seven day operation to meet its customers' production requirements. The Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements. Based on industry analysts' forecasts for medium and heavy-duty truck production levels, and recent and forecasted customer requirements, the Company anticipates running a three shift/seven day schedule, from time to time, to meet customer production requirements in 2013.

In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company ordered five new compression molding presses ranging in size from 1,500 to 3,000 tons in March of 2013. These new presses are expected to be operational in early 2014. The Company is also considering an investment in additional SMC compounding capacity.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $8.3 million and $8.8 million in 2012 and 2011, respectively. Capital expenditures in 2012 and 2011 consisted of building improvements, purchases and installation of seven new compression molding presses, and purchases of production equipment to manufacture parts.

Product development is a continuous process at the Company. Research and development activities focus on developing new material formulations, new structural plastic products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $449,000 and $400,000 in 2012 and 2011, respectively.

ENVIRONMENTAL COMPLIANCE

The Company's manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways.  The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. The Company's policy is to conduct its business with due regard for the preservation and protection of the environment. The Company's environmental waste management process involves the regular auditing of hazardous waste accumulation points, hazardous waste activities and authorized treatment, storage and disposal facility.  As part of the Company's environmental policy, all manufacturing employees are trained on waste management and other environmental issues.

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

The Company holds various environmental operating permits for its production facility in Matamoros, Mexico as required by U.S. and Mexican state and federal regulations. The Company has substantially complied with all requirements of these operating permits.

EMPLOYEES

As of December 31, 2012, the Company employed a total of 1,373 employees, which consists of 506 employees in its United States operations and 867 employees in its Mexico operations. Of these 1,373 employees, 154 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2013, and 764 employees at the Company's Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2014.

The Company expects to employ up to 140 additional people to support the recently announced business award from Volvo as discussed above in "Capacity Constraints."

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

Sales to Navistar and PACCAR constituted approximately 39% and 35%, respectively, of our 2012 total sales.  No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our major customers could have a material adverse effect on our business, results of operations, and financial condition. We are a regular supplier to both of these customers, which results in recurring revenues. If we could not maintain our supplier relationship with either customer it could have a material adverse effect on our business, results of operations, or financial condition.

We are continuing to engage in efforts intended to strengthen and expand our relations with Navistar and PACCAR, as well as provide support for our entire customer base. We have supported our position with customers through direct and active contact through our sales, quality, engineering, and operational personnel. We cannot make any assurances that we will maintain or improve our customer relationships, whether these customers will continue to do business with us as they have in the past or whether we will be able to supply these customers or any of our other customers at current levels.

Our business is affected by the cyclical nature of the industries and markets that we serve.

The North American heavy and medium-duty truck industries are highly cyclical. In 2012, approximately 85% of product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

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

We must continue to meet our customers' demand for on-time delivery of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively or poor management of our company or one or more of its plants and an unforeseen spike in demand for our products, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations, or financial condition.

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

As of December 31, 2012, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 67% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 10, 2013 and January 16, 2014, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

Our business is subject to risks associated with manufacturing equipment and infrastructure.

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

Our business is subject to risks associated with new business awards. In order to recognize profit from new business, we must accurately estimate product costs as part of the quoting process and implement effective and efficient manufacturing processes.

The success of our business relies on our ability to produce products which meet the quality, performance and price expectations of our customers. Our ability to recognize profit is largely dependent upon accurately identifying the costs associated with the manufacture of our products, and executing the manufacturing process in a cost effective manner. There can be no assurance that all costs will be accurately identified during the Company's quoting process, or that the expected level of manufacturing efficiency will be achieved, and as a result we may not realize the anticipated operating results related to new business awards.

Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.

We maintain property, business interruption, stop loss for healthcare and workers' compensation, director and officer, product liability, and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts, or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.

We have made acquisitions and may make acquisitions in the future. We may not realize the operating results that we anticipate from these acquisitions or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

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

Expected future sales from business awards may not materialize. We may not realize the sales or operating results that we anticipate from new business awards, and we may experience difficulties in meeting the production demands of new business awards.

We will continue to pursue, and may be awarded, new business from existing or new customers. The Company may make capital investments, which may be material to the Company, in order to meet the expected production requirements of existing or new customers related to these business awards, and to support the potential production demands which may result from continued sales growth. The anticipated impact on the Company's sales and operating results related to these business awards, for various reasons, may not materialize. Any delays or production difficulties encountered in connection with these business awards, and any change in customer demand, could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize.

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

Our facilities are located in close proximity to our customers in order to minimize both our customer's and our own costs. If any of our customers were to move or if nearby facilities are closed, that may impact our ability to remain competitive.  This might also require us to move closer to our customers, build new facilities or shift production between our current facilities to meet our customers' needs, resulting in additional cost and expense.

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

Over the last several years financial markets experienced turmoil and uncertainty. Disruptions in the financial markets could have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders were to be impaired. Disruptions in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. Disruptions in the financial markets may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers' ability to finance the sale of new trucks or our suppliers' ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns three production facilities that are situated in Columbus, Ohio, Gaffney, South Carolina and Matamoros, Mexico, and leases a production facility in Batavia, Ohio and a distribution center in Brownsville, Texas.

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

The Company leases a production plant in Batavia, Ohio located at 4174 Half Acre Road on approximately 9 acres of land. The long term lease on this property expired in July 2012, and the Company is currently leasing this facility on a month-to-month basis while the terms of a new lease agreement are being negotiated. The approximate 108,000 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	104,000
Office	4,000
Total	108,000

The Company leases a warehouse and distribution center in Brownsville, Texas located at 1385 Cheers Street on approximately 2 acres of land. The current 5-year operating lease agreement expires in October 2017. The approximate 42,000 square feet of available floor space at the Brownsville, Texas location is comprised of the following:

Approximate Square Feet
Warehouse/Distribution	39,000
Office	3,000
Total	42,000

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

The Company's common stock is traded on the NYSE MKT LLC under the symbol “CMT”.

The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2012	$7.44	$6.50
Third Quarter	2012	8.38	7.27
Second Quarter	2012	9.55	7.23
First Quarter	2012	10.04	8.12

Fourth Quarter	2011	$9.68	$6.47
Third Quarter	2011	9.82	6.61
Second Quarter	2011	9.69	7.55
First Quarter	2011	8.06	5.52

The Company's common stock was held by 337 holders of record on March 25, 2013.

The Company made no payments of cash dividends during 2012 and 2011. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2012:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Grants	Weighted Average Exercise Price of Outstanding Options or Restricted Grants	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	458,705	$4.42	1,715,570
Equity compensation plans not approved by stockholders (1)	55,900	$3.21	—
(1)On August 4, 2003, the Company issued 261,250 options that were not covered under the Plan at $3.21 to its Directors.

There were no stock repurchases by the Company during the three months ended December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Core Molding Technologies Inc., the S&P Smallcap 600 Index,
and the S&P Construction & Farm Machinery & Heavy Trucks Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Core Molding Technologies Inc.
S&P Smallcap 600
S&P Construction & Farm Machinery & Heavy Trucks

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Operating Data:
Product sales	$149,698	$138,845	$89,903	$76,167	$110,539
Tooling sales	12,752	4,576	10,355	7,172	6,116
Net sales	162,450	143,421	100,258	83,339	116,655
Gross margin	25,848	29,883	16,349	11,425	21,210
Income before interest and taxes	12,490	16,944	6,417	2,485	9,190
Net income	8,190	10,526	2,433	1,107	5,741
Earnings Per Share Data:
Net income per common share:
Basic	$1.15	$1.51	$0.36	$0.16	$0.85
Diluted	$1.11	$1.44	$0.34	$0.16	$0.82
Balance Sheet Data:
Total assets	$91,849	$93,298	$79,062	$79,176	$74,676
Working capital	18,639	16,983	14,916	13,587	10,631
Long-term debt	5,743	9,477	13,581	17,733	11,129
Stockholders' equity	57,998	50,096	38,064	30,232	29,820
Return on beginning equity	16%	28%	8%	4%	25%

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

OVERVIEW

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to medium and heavy-duty truck markets accounted for 85% and 91% of the Company’s sales for the years ended December 31, 2012 and 2011, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Core Molding Technologies recorded net income in 2012 of $8,190,000, or $1.15 per basic and $1.11 per diluted share, compared with net income of $10,526,000, or $1.51 per basic and $1.44 per diluted share, in 2011. Product sales in 2012 increased 8% from 2011 product sales, which is primarily the result of new business awards and increased demand for the Company's existing products.

As stated above, the Company closed its Warsaw, Kentucky facility in October 2012. Operations at the Warsaw, Kentucky facility generated a pre-tax net loss of approximately $1,100,000 for 2012. Contributing to the net loss were start-up costs, production inefficiencies and plant closure costs, net of settlement proceeds received, all of which were included in cost of goods sold in the Company's 2012 Consolidated Statements of Income.

Looking forward, the Company anticipates 2013 sales levels to increase as compared to 2012, primarily due to the full year impact of certain programs launched in 2012, as well as new business awards for 2013, including our recently announced new business award with Volvo.

RESULTS OF OPERATIONS

2012 COMPARED WITH 2011

Net sales for 2012 totaled $162,450,000, representing a 13% increase from the $143,421,000 reported for 2011. Included in total sales were tooling project sales of $12,752,000 for 2012 and $4,576,000 for 2011. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2012, excluding tooling project sales, totaled $149,698,000, representing an 8% increase from the $138,845,000 reported for 2011. Awards of new business had a favorable impact on product sales of approximately $8,000,000. Increased demand for the Company's existing products had a favorable impact on product sales of approximately $3,300,000. The increases were offset by the effects of product pricing which decreased 2012 sales by approximately $500,000.

Sales to Navistar in 2012 totaled $63,303,000, compared to $63,182,000 reported for 2011. Included in total sales are tooling sales of $8,301,000 and $1,204,000 for 2012 and 2011, respectively. Product sales to Navistar decreased by 11% in 2012 as compared to 2011 due to an overall decline in demand from Navistar.

Sales to PACCAR in 2012 totaled $57,252,000, increasing 11% from $51,413,000 reported for 2011. Included in total sales are tooling sales of $1,728,000 and $2,250,000 for 2012 and 2011, respectively. Product sales to PACCAR increased 13% in 2012 as compared to 2011 due to an overall increase in demand from PACCAR and due to new product launches.

Sales to other customers in 2012 totaled $41,895,000, increasing 45% from $28,826,000 reported for 2011. Included in total sales are tooling sales of $2,723,000 and $1,122,000 in 2012 and 2011, respectively. Product sales to other customers increased $11,468,000 or 41% in 2012 as compared to 2011, with approximately $7,434,000 of the increase resulting from increased product sales to customers in the marine industry. The remaining increase was primarily due to increased demand for the Company’s products from other heavy and medium-duty truck customers as well as customers in the automotive industry.

Gross margin was approximately 16% of sales in 2012 compared to 21% of sales in 2011. Start-up costs, production inefficiencies and plant closure costs incurred at the Company's production facility in Warsaw, Kentucky, net of settlement proceeds received, reduced gross margin as a percent of sales by approximately 1%. As discussed above, the Company closed this facility in October 2012. Production inefficiencies at the Company's other facilities unfavorably impacted gross margin as a percent of sales by approximately 2%. These inefficiencies were primarily related to both production and labor costs. A change in the Company's product mix to products with lower margins negatively impacted gross margin as a percent of sales by approximately 1.5%. Additionally, tooling sales had a dilutive effect on gross margin as a percent of sales of 0.5%. Tooling sales do not provide the same margins as product sales.

Selling, general and administrative expense (“SG&A”) totaled $13,358,000 in 2012, compared to $12,939,000 in 2011. Labor and benefit costs increased $588,000 and outside service costs increased by $521,000. Also contributing to the increase in SG&A were increased travel costs of $132,000 and higher supplies, repairs and maintenance of $124,000. These increases were partially offset by lower profit sharing expense of $763,000.

Net interest expense totaled $334,000 for the year ended December 31, 2012, compared to net interest expense of $696,000 for the year ended December 31, 2011. Reductions in outstanding loan balances due to regularly scheduled principal payments reduced interest expense by $150,000. Mark to market adjustments on the Company’s interest rate swaps also reduced interest expense by $99,000. Increased capitalized interest related to the Matamoros, Mexico facility expansion project further reduced interest expense by $63,000, with the remaining decrease in interest expense resulting primarily from lower interest rates.

Income tax expense was approximately 33% and 35% of total income before income taxes in 2012 and 2011, respectively. The primary reason for the decrease in the effective tax rate in 2012 as compared to 2011 was the effect of foreign income taxes. Interest and penalties totaling $89,000, related to 2011 Mexican income tax filings, also contributed to higher tax expense for the year ended December 31, 2011. There were no such costs included in income tax expense in 2012.

Net income for 2012 was $8,190,000 or $1.15 per basic and $1.11 per diluted share, compared with net income of $10,526,000 or $1.51 per basic and $1.44 per diluted share for 2011.

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

On June 17, 2011, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement . Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of LIBOR plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.

On July 9, 2012, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a seventh amendment (the "Seventh Amendment") to the Credit Agreement. Pursuant to the terms of the Seventh Amendment, the parties agreed to extend the commitment for the revolving line of credit to May 31, 2014.

In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding capacity. The Company is also considering an investment in additional SMC compounding capacity. To secure additional funding for this capacity expansion the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) to extend the commitment period for the revolving line of credit to May 31, 2015; and (4) to cancel, effective immediately, the Mexican Expansion Revolving Loan which had a zero balance and was scheduled to expire on May 31, 2013.

Cash provided by operating activities totaled $14,798,000 for the year ended December 31, 2012. Net income of $8,190,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $4,523,000 to operating cash flow. Changes in working capital increased cash provided by operating activities by $2,348,000. Changes in working capital primarily relate to a decrease in accounts receivable due to decreased product sales in the fourth quarter of 2012 as compared to the fourth quarter of 2011, as well as lower inventory levels. These were partially offset by decreased accounts payable and accrued liabilities, which includes amounts accrued for profit sharing.

Cash used in investing activities totaled $7,481,000 for the year ended December 31, 2012, consisting of $8,258,000 of building expansion and improvements, and equipment purchases for the Company’s production facilities, partially offset by proceeds from the sale of property and equipment totaling $777,000 for the year ended December 31, 2012. The Company anticipates spending approximately $14,000,000 during 2013 on property, plant and equipment purchases for all of the Company's operations, excluding any SMC compounding capacity expansion. Included in this amount is approximately $10,000,000 related to the compression molding capacity expansion noted above. In total, the Company plans to make a capital investment of approximately $12.5 million throughout 2013 and 2014 related to the compression molding capacity expansion. At December 31, 2012, purchase commitments for capital expenditures in progress were $662,000.

Cash used in financing activities totaled $4,113,000 for the year ended December 31, 2012, which was primarily a result of scheduled repayments of principal on the Company’s Mexican loan, capex loan and industrial development revenue bond.

At December 31, 2012, the Company had cash on hand of $7,838,000, an available revolving line of credit of $8,000,000 and an available Mexican expansion revolving loan of $10,000,000. As noted above, the borrowing limit on the revolving line of credit was increased to $18,000,000, the commitment period on the revolving line of credit was extended to May 31, 2015, and the Mexican expansion revolving loan was canceled, effective March 27, 2013.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2012, the Company was in compliance with its financial covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants. Based on the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

Management believes that cash flow from operating activities and available borrowings under the Credit Agreement, as amended in March of 2013, will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2012:

	2013	2014 – 2015	2016 – 2017	2018 and after	Total
Long-term debt	$3,734,000	$5,028,000	$715,000	$—	$9,477,000
Interest	240,000	191,000	5,000	—	436,000
Operating lease obligations	256,000	352,000	254,000	—	862,000
Contractual commitments for capital expenditures (A)	662,000	—	—	—	662,000
Post retirement benefits	1,065,000	1,130,000	1,049,000	6,743,000	9,987,000
Total	$5,957,000	$6,701,000	$2,023,000	$6,743,000	$21,424,000

(A) Includes $241,000 recorded on the balance sheet in accounts payable at December 31, 2012.

Interest is calculated based the effective interest rates on the Company’s borrowing arrangements reflective of the interest rate swap agreements in place for the long-term borrowings. As of December 31, 2012, the Company had no off-balance sheet arrangements.

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

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $258,000 at December 31, 2012 and $236,000 at December 31, 2011. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $984,000 at December 31, 2012 and $1,283,000 at December 31, 2011.

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $987,000 at December 31, 2012 and $862,000 at December 31, 2011.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2012 and 2011.

Goodwill

Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value, less any costs associated with the final settlement. There was no impairment of the Company's goodwill for the years ended December 31, 2012 and 2011.

Self-Insurance

The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2012 and December 31, 2011 of $1,065,000 and $1,045,000, respectively.

Post Retirement Benefits

Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,987,000 at December 31, 2012 and $9,582,000 at December 31, 2011.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2012, the Company had a net liability related to tooling in progress of $3,000, which represents approximately $6,624,000 of progress tooling billings and $6,621,000 of progress tooling expenses. At December 31, 2011 the Company had a net liability related to tooling in progress of $1,520,000, which represents approximately $8,270,000 of progress tooling billings and $6,750,000 of progress tooling expenses.

Income Taxes

Management records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.

The Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 include a deferred tax asset of $3,164,000 and $2,888,000, respectively. An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its two largest customers (Navistar and PACCAR), and any recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from net operating loss carryforwards and the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in the Consolidated Statements of Comprehensive Income.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends guidance on the testing of goodwill for impairment to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance for the year ended December 31, 2012 and elected to perform the two-step quantitative approach.

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
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP
Columbus, Ohio
March 27, 2013

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2012	2011
Net sales:
Products	$149,698,000	$138,845,000
Tooling	12,752,000	4,576,000
Total net sales	162,450,000	143,421,000

Total cost of sales	136,602,000	113,538,000

Gross margin	25,848,000	29,883,000

Total selling, general and administrative expense	13,358,000	12,939,000

Income before interest and taxes	12,490,000	16,944,000

Interest expense	334,000	696,000

Income before income taxes	12,156,000	16,248,000

Income taxes:
Current	3,956,000	5,152,000
Deferred	10,000	570,000
Total income taxes	3,966,000	5,722,000

Net income	$8,190,000	$10,526,000

Net income per common share:
Basic	$1.15	$1.51
Diluted	$1.11	$1.44
Weighted average shares outstanding:
Basic	7,104,000	6,954,000
Diluted	7,379,000	7,300,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011
Net income	$8,190,000	$10,526,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	83,000	83,000
Income tax expense	(28,000)	(28,000)

Post retirement benefit plan adjustments:
Net actuarial (loss) gain	(633,000)	1,479,000
Prior service costs	(496,000)	(496,000)
Income tax benefit (expense)	384,000	(374,000)

Comprehensive income	$7,500,000	$11,190,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2012		2011
Assets:
Current assets:
Cash and cash equivalents	$7,838,000		$4,634,000
Accounts receivable (less allowance for doubtful accounts: December 31, 2012 - $258,000; December 31, 2011 - $236,000)	14,623,000		22,048,000
Inventories:
Finished goods	1,664,000		1,872,000
Work in process	1,450,000		1,547,000
Stores	6,851,000		7,989,000
Total inventories, net	9,965,000		11,408,000

Deferred tax asset-current portion	1,698,000		1,843,000
Foreign sales tax receivable	1,268,000		910,000
Income taxes receivable	1,271,000		—
Prepaid expenses and other current assets	1,063,000		954,000
Total current assets	37,726,000		41,797,000

Property, plant and equipment — net	51,558,000	43,343,000	49,344,000

Deferred tax asset	1,466,000		1,045,000
Goodwill	1,097,000		1,097,000
Other assets	2,000		15,000
Total Assets	$91,849,000		$93,298,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,734,000		$4,104,000
Current portion of interest rate swaps	114,000		173,000
Accounts payable	6,871,000		9,813,000
Tooling in progress	3,000		1,520,000
Current portion of post retirement benefits liability	1,065,000		1,002,000
Accrued liabilities:
Compensation and related benefits	6,284,000		7,147,000
Taxes	260,000		225,000
Other	756,000		1,003,000
Total current liabilities	19,087,000		24,987,000

Long-term debt	5,743,000		9,477,000
Interest rate swaps	99,000		158,000
Post retirement benefits liability	8,922,000		8,580,000
Total Liabilities	33,851,000		43,202,000
Commitments and Contingencies	—		—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at December 31, 2012 and December 31, 2011	—		—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,130,804 at December 31, 2012 and 7,048,069 at December 31, 2011	71,000		70,000
Paid-in capital	25,526,000		24,872,000
Accumulated other comprehensive income, net of income taxes	3,187,000		3,877,000
Treasury stock	(26,748,000)		(26,495,000)
Retained earnings	55,962,000		47,772,000
Total Stockholders’ Equity	57,998,000		50,096,000
Total Liabilities and Stockholders’ Equity	$91,849,000		$93,298,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
for the Years Ended December 31, 2012 and 2011

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	6,880,295	$69,000	$23,790,000	$3,213,000	$(26,254,000)	$37,246,000	$38,064,000
Net income						10,526,000	10,526,000
Change in post retirement benefits, net of tax of $374,000				609,000			609,000
Change in interest rate swaps, net of tax of $28,000				55,000			55,000
Common stock issued	119,625	1,000	378,000				379,000
Excess tax benefit — equity transactions			322,000				322,000
Purchase of treasury stock	(26,699)				(241,000)		(241,000)
Restricted stock issued	74,848						—
Share-based compensation			382,000				382,000
Balance at December 31, 2011	7,048,069	$70,000	$24,872,000	$3,877,000	$(26,495,000)	$47,772,000	$50,096,000
Net income						8,190,000	8,190,000
Change in post retirement benefits, net of tax of $384,000				(745,000)			(745,000)
Change in interest rate swaps, net of tax of $28,000				55,000			55,000
Common stock issued	25,775		81,000				81,000
Excess tax benefit — equity transactions			163,000				163,000
Purchase of treasury stock	(31,455)				(253,000)		(253,000)
Restricted stock issued	88,415	1,000					1,000
Share-based compensation			410,000				410,000
Balance at December 31, 2012	7,130,804	$71,000	$25,526,000	$3,187,000	$(26,748,000)	$55,962,000	$57,998,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$8,190,000	$10,526,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,523,000	3,942,000
Deferred income taxes	(782,000)	570,000
Mark-to-market of interest rate swaps	(64,000)	35,000
Share-based compensation	410,000	382,000
Loss on foreign currency translation and transaction	4,000	132,000
Change in operating assets and liabilities:
Accounts receivable	7,425,000	(7,302,000)
Inventories	1,444,000	(2,999,000)
Prepaid and other assets	(558,000)	(80,000)
Accounts payable	(2,099,000)	2,159,000
Accrued and other liabilities	(3,864,000)	4,304,000
Post retirement benefits liability	169,000	(194,000)
Net cash provided by operating activities	14,798,000	11,475,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,258,000)	(8,806,000)
Proceeds from sale of property and equipment	777,000	—
Net cash used in investing activities	(7,481,000)	(8,806,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(47,369,000)	—
Gross borrowings on revolving line of credit	47,369,000	—
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(1,714,000)	(1,714,000)
Payment of principal on term loan	—	(107,000)
Payment of principal on industrial development revenue bond	(790,000)	(730,000)
Excess tax benefit from equity incentive plans	163,000	322,000
Payments related to the purchase of treasury stock	(253,000)	(241,000)
Proceeds from issuance of common stock	81,000	378,000
Net cash used in financing activities	(4,113,000)	(3,692,000)

Net change in cash and cash equivalents	3,204,000	(1,023,000)

Cash and cash equivalents at beginning of period	4,634,000	5,657,000

Cash and cash equivalents at end of period	$7,838,000	$4,634,000

Cash paid for:
Interest (net of amounts capitalized)	$284,000	$557,000
Income taxes	$4,734,000	$4,731,000
Non Cash:
Fixed asset purchases in accounts payable	$241,000	$1,086,000

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

The Company operates in one business segment as a manufacturer of SMC and molder of fiberglass reinforced plastics. The Company produces and sells SMC and molded products for varied markets, including light, medium, and heavy-duty trucks, automobiles and automotive aftermarket, marine, construction and other commercial products.

In July 2011, the Company formed Core Specialty Composites and leased a facility in Warsaw, Kentucky to produce parts for customers outside of the Company’s traditional markets. Due to changing market conditions for products manufactured at the Warsaw facility the Company terminated its lease and closed its Warsaw facility in October 2012. Operations at the Warsaw, Kentucky facility generated pre-tax expense of approximately $1,100,000 during 2012. Contributing to the loss were start-up costs, production inefficiencies and plant closure costs, net of settlement proceeds received, all of which were included in cost of goods sold in the Company's 2012 Consolidated Statement of Income.

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

Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2012 the Company had a net liability related to tooling in progress of $3,000, which represents approximately $6,624,000 of progress tooling billings and $6,621,000 of progress tooling expenses. At December 31, 2011 the Company had a net liability related to tooling in progress of $1,520,000, which represents approximately $8,270,000 of progress tooling billings and $6,750,000 of progress tooling expenses.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $7,838,000 at December 31, 2012 and $4,634,000 at December 31, 2011.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $258,000 at December 31, 2012 and $236,000 December 31, 2011. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $984,000 at December 31, 2012 and $1,283,000 at December 31, 2011. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $987,000 at December 31, 2012 and $862,000 at December 31, 2011.

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

Depreciation expense was $4,421,000 and $3,840,000 for 2012 and 2011, respectively. The Company capitalized interest cost of approximately $174,000 and $111,000 for the years ended December 31, 2012 and 2011, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2012 and 2011.

Goodwill - Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value, less any costs associated with the final settlement. There was no impairment of the Company's goodwill for the years ended December 31, 2012 and 2011.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 10.

Self-Insurance - The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2012 and December 31, 2011 of $1,065,000 and $1,045,000, respectively.

Fair Value of Financial Instruments - The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 14.

Concentration Risks - The Company has significant transactions with two major customers (see Note 4), which together comprised 74% and 80% of total sales in 2012 and 2011, respectively and 75% and 77% of accounts receivable at December 31, 2012 and 2011, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to certain customers' manufacturing and service locations in Mexico and Canada totaled 28% and 24% of total sales for 2012 and 2011, respectively.

As of December 31, 2012, the Company employed a total of 1,373 employees, which consisted of 506 employees in its United States operations and 867 employees in its Mexican operations. Of these 1,373 employees, 154 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2013, and 764 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2014.

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

Accumulated Other Comprehensive Income - Accumulated other comprehensive income is comprised of the following, net of tax:

	December, 31
	2012	2011
Interest rate swaps	$(54,000)	$(109,000)
Post retirement benefits	3,241,000	3,986,000
Total	$3,187,000	$3,877,000

Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $449,000 in 2012 and $400,000 in 2011.

Foreign Currency Adjustments - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Foreign currency translation and transaction losses included in selling, general and administrative expense totaled $4,000 and $132,000 in 2012 and 2011, respectively.

Reclassifications - Certain items previously reported have been reclassified to conform to the current year's reporting format. These reclassifications had no effect on net income or shareholders' equity as previously reported.

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies certain existing requirements and changes certain principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends guidance on the presentation of comprehensive income to require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This accounting standards update impacted our disclosures only, and did not have any impact on our financial condition, results of operations or liquidity. The disclosures required by this accounting standards update are presented in the Consolidated Statements of Comprehensive Income.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends guidance on the testing of goodwill for impairment to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance for the year ended December 31, 2012 and elected to perform the two-step quantitative approach.

3. Net Income per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income per common share is as follows:

	December 31,
	2012	2011
Net income	$8,190,000	$10,526,000

Weighted average common shares outstanding — basic	7,104,000	6,954,000
Effect of dilutive securities	275,000	346,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,379,000	7,300,000

Basic net income per common share	$1.15	$1.51
Diluted net income per common share	$1.11	$1.44

At December 31, 2011 there were 23,000 unexercised stock options that were not included in diluted earnings per share.

4. Major Customers

The Company currently has two major customers, Navistar, Inc. (“Navistar”), and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar or PACCAR would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2012	2011
Navistar product sales	$55,002,000	$61,978,000
Navistar tooling sales	8,301,000	1,204,000
Total Navistar sales	63,303,000	63,182,000

PACCAR product sales	55,524,000	49,163,000
PACCAR tooling sales	1,728,000	2,250,000
Total PACCAR sales	57,252,000	51,413,000

Other product sales	39,172,000	27,704,000
Other tooling sales	2,723,000	1,122,000
Total other sales	41,895,000	28,826,000

Total product sales	149,698,000	138,845,000
Total tooling sales	12,752,000	4,576,000
Total sales	$162,450,000	$143,421,000

5. Foreign Operations

In conjunction with the Company's acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made in United States dollars, which totaled $74,667,000 in 2012 and $68,008,000 in 2011. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 20% of sales of the Matamoros facility in 2012 and 23% of sales of the Matamoros facility in 2011. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties including safety and security concerns inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.

The following table provides information related to our sales by country, based on location of customer, for the years ended December 31:

	2012	2011
United States	$117,739,000	$109,213,000
Mexico	43,358,000	30,180,000
Canada	1,353,000	4,028,000
Total	$162,450,000	$143,421,000

The following table provides information related to the location of our property, plant and equipment, net, as of December 31:

	2012	2011
United States	$17,508,000	$19,623,000
Mexico	34,050,000	29,721,000
Total	$51,558,000	$49,344,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2012	2011
Land and land improvements	$5,098,000	$5,098,000
Buildings	36,556,000	36,535,000
Machinery and equipment	56,831,000	44,683,000
Tools, dies, and patterns	808,000	808,000
Additions in progress	454,000	6,112,000
Total	99,747,000	93,236,000
Less accumulated depreciation	(48,189,000)	(43,892,000)
Property, plant, and equipment - net	$51,558,000	$49,344,000

Additions in progress at December 31, 2012 and 2011 relate to equipment purchases that were not yet completed at year end. At December 31, 2012 commitments for capital expenditures in progress, including $241,000 recorded on the balance sheet in accounts payable, were $662,000. At December 31, 2011 commitments for capital expenditures in progress were $4,356,000, and included $1,086,000 recorded on the balance sheet in accounts payable. Capitalized interest for the years ended December 31, 2012 and 2011 was approximately $174,000 and $111,000, respectively.

7. Debt and Leases

Long-term debt consists of the following at:

	December 31, 2012	December 31, 2011
Capex loan payable to a bank, interest at a variable rate (1.96% and 2.02% at December 31, 2012 and 2011, respectively) with monthly payments of interest and principal over a seven-year period through May 2016	$5,857,000	$7,571,000
Mexican loan payable to a bank, interest at a variable rate (1.94% and 1.94% at December 31, 2012 and 2011, respectively) with annual principal and monthly interest payments over a five-year period through January 2014	3,200,000	4,800,000
Industrial Development Revenue Bond, interest adjustable weekly (0.30% and 0.37% at December 31, 2012 and 2011, respectively), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit	420,000	1,210,000
Revolving Line of Credit	—	—
Mexican Expansion Revolving Loan	—	—
Total	9,477,000	13,581,000
Less current portion	(3,734,000)	(4,104,000)
Long-term debt	$5,743,000	$9,477,000

Credit Agreement

In 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) to refinance certain existing debt and borrow funds to finance the construction of the Company’s new manufacturing facility in Mexico.

Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 variable rate revolving line of credit; and (4) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing Industrial Development Revenue Bond (“IDRB”) financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.

On June 17, 2011, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. Pursuant to the terms of the Sixth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) the addition of a $10,000,000 Mexican Expansion Revolving Loan with a commitment through May 31, 2013 at an applicable margin of LIBOR plus 175 basis points; (2) modification to the fixed charge definition to exclude capital expenditures of up to $14,500,000 associated with the Matamoros facility expansion project; (3) a decrease in the applicable margin for interest rates to 175 basis points from 275 basis points for the Capex and Mexican loans and the revolving line of credit; (4) a decrease in the non-refundable letter of credit fee for the IDRB letter of credit to 175 basis points from 300 basis points; and (5) an extension of the commitment period for the revolving line of credit to May 31, 2013.

On July 9, 2012, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a seventh amendment (the "Seventh Amendment") to the Credit Agreement. Pursuant to the terms of the Seventh Amendment, the parties agreed to extend the commitment for the revolving line of credit to May 31, 2014.

In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding capacity. The Company is also considering an investment in additional SMC compounding capacity. To secure additional funding for this capacity expansion the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) to extend the commitment period for the revolving line of credit to May 31, 2015; and (4) to cancel, effective immediately, the Mexican Expansion Revolving Loan which had a zero balance and was scheduled to expire on May 31, 2013.

Capex Loan

The $12,000,000 Capex loan was a construction draw loan that converted to a seven-year term loan with fixed monthly principal payments. Borrowings made pursuant to this loan bear interest, payable monthly at 30 day LIBOR plus 175 basis points. The 30 day LIBOR rate was 0.21% at December 31, 2012.

Mexican Loan

The $8,000,000 Mexican loan was also a construction draw loan to finance the new production facility in Matamoros, Mexico that was converted to a term loan in July 2009. This commitment had an original term of five years with annual payments commencing January 31, 2010. During 2009, the Company elected to only borrow $6,400,000 and forego the January 31, 2010 payment. This modification of the original amortization schedule for the Mexican loan was completed with the Fourth Amendment to the credit agreement. Amounts borrowed under this loan may not be reborrowed once repaid. Borrowings made pursuant to this loan bear interest, payable annually at daily LIBOR plus 175 basis points. The daily LIBOR rate was 0.19% at December 31, 2012.

Industrial Development Revenue Bond

In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Development Revenue Bond (“IDRB”). The IDRB bears interest at a weekly adjustable rate and matures in April 2013. The maximum interest rate that may be charged at any time over the life of the IDRB is 10%.

As security for the IDRB, the Company obtained a letter of credit from a commercial bank, which has a balance of $433,000 as of December 31, 2012. The Credit Agreement entered into by the Company in 2008 and subsequent amendments also included a commitment for this existing letter of credit. The letter of credit can only be used to pay principal and interest on the IDRB. Any borrowings made under the letter of credit bear interest at the bank's prime rate and are secured by a lien and security interest in all of the Company's assets. The letter of credit expires in April 2013.

Revolving Line of Credit

At December 31, 2012, the Company had available an $8,000,000 variable rate revolving line of credit. As noted above, the borrowing limit on the revolving line of credit was increased to $18,000,000, and the commitment period on the revolving line of credit was extended to May 31, 2015 effective March 27, 2013. The revolving line of credit bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).

Mexican Expansion Revolving Loan

At December 31, 2012, the Company had available a $10,000,000 variable rate revolving loan with an interest rate of daily LIBOR plus 175 basis points. As noted above, this loan was canceled effective March 27, 2013. This loan was collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).

Annual maturities of long-term debt are as follows:

2013	$3,734,000
2014	3,314,000
2015	1,714,000
2016	715,000
2017	—
Total	$9,477,000

Interest Rate Swaps

In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate (0.10% at December 31, 2012). During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $200,000 as of December 31, 2009, is being amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap was a liability of $8,000 and $52,000 as of December 31, 2012 and 2011, respectively. The Company recorded interest income of $44,000 and $74,000 for a mark-to-market adjustment of fair value related to this swap for the years ended December 31, 2012 and 2011, respectively. The notional amount of the swap at December 31, 2012 and 2011 was $420,000 and $1,210,000, respectively.

On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.21% at December 31, 2012). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of December 31, 2012 and December 31, 2011 was a liability of $205,000 and $279,000, respectively. The Company recorded interest income of $74,000 and interest expense of $55,000 for mark-to-market adjustments of fair value related to this swap for the years ended December 31, 2012 and 2011, respectively. The notional amount of the swap at December 31, 2012 and December 31, 2011 was $5,857,000 and $7,571,000, respectively.

For the years ended December 31, 2012 and 2011, interest expense includes expense of $170,000 and $246,000, respectively, for settlements related to the Company’s swaps.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2012, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

Leases

In August 2005, in conjunction with the acquisition of the Cincinnati Fiberglass Division of Diversified Glass, Inc., Core Composites Cincinnati, LLC entered into a 7-year operating lease agreement through July 2012 for the manufacturing facility located in Batavia, Ohio. The Company is currently leasing this facility on a month-to-month basis while the terms of a new agreement are being negotiated.

The Company leases a warehouse and distribution center in Brownsville, Texas located at 1385 Street on approximately 2 acres of land. The current 5-year operating lease agreement expires in October 2017.

In August 2011, Core Specialty Composites, LLC entered into a 3-year operating lease agreement through October 2014 for the manufacturing facility located in Warsaw, Kentucky. As previously disclosed, the Company terminated this lease and closed the facility in October 2012 due to changes in market conditions for products manufactured at the Warsaw facility.

Total rental expense was $994,000 and $678,000 for 2012 and 2011, respectively. Included in rental expense are rental costs related to the use of equipment during the normal course of business under nonbinding terms. Future minimum operating lease payments are as follows:

2013	$256,000
2014	213,000
2015	139,000
2016	139,000
2017	115,000
Total minimum lease payments	$862,000

8. Equity

Treasury Stock

On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company's common stock, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which were recorded as part of the cost of its treasury stock. Navistar continues to be a significant stockholder of the Company's common stock with 664,000 shares, or approximately 9.1% of the shares outstanding after the repurchase. Navistar is also the Company's largest customer, accounting for approximately 39% of the Company's 2012 sales.

During 2012 and 2011, employees surrendered 31,455 and 26,699 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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

Core Molding Technologies follows the provisions of FASB ASC 718 requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Core Molding Technologies adopted FASB ASC 718 using the modified prospective method. Under this method, FASB ASC 718 applies to all awards granted or modified after the date of adoption.  In addition, compensation expense has been recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period.

Stock Options

There were no grants of options in the years ended December 31, 2012 and 2011. Total compensation cost related to incentive stock options was $5,000 for each of the years ended December 31, 2012 and 2011. Compensation expense from incentive stock options is included in selling, general, and administrative expenses. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

During the years ended December 31, 2012 and 2011 Core Molding Technologies received approximately $81,000 and $378,000, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $144,000 and $681,000, respectively, in each of those years. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Tax benefit received as a result of disqualified dispositions was $52,000 and $207,000 for the years ended December 31, 2012 and 2011, respectively.

The following summarizes the activity relating to stock options under the plans mentioned above for the years ended December 31:

	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of year	400,650	$3.35	520,275	$3.31
Granted	—	—	—	—
Exercised	(25,775)	3.14	(119,625)	3.17
Forfeited	—	—	—	—
Outstanding - end of year	374,875	$3.37	400,650	$3.35
Exercisable at December 31	360,475	$3.39	380,550	$3.39
Vested or expected to vest at December 31	374,875	$3.37	400,650	$3.35

As of December 31, 2012, outstanding options had an aggregate intrinsic value of approximately $1,219,000 and a weighted average remaining contractual term of approximately 1.5 years. Vested and exercisable stock options had an aggregate intrinsic value of $1,170,000 and a weighted average remaining contractual term of approximately 1.5 years.

The following summarizes the status of, and changes to, unvested options during the years ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2010	25,800	$2.75
Granted	—	—
Vested	(5,700)	2.75
Forfeited	—	—
Unvested at December 31, 2011	20,100	2.75
Granted	—	—
Vested	(5,700)	2.75
Forfeited	—	—
Unvested at December 31, 2012	14,400	$2.75

At December 31, 2012, there was $12,000 of total unrecognized compensation cost related to stock options granted under the Original Plan expected to be recognized over the weighted average remaining contractual term of approximately one year.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Contractual Life in Years	Number of Options
$2.75	53,100	1.8	38,700
$3.21	258,775	1.1	258,775
$3.28	40,000	2.2	40,000
$6.40	18,000	2.8	18,000
$7.98	5,000	3.0	5,000
	374,875		360,475

Restricted Stock

In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of year	173,556	$5.21	203,797	$3.91
Granted	59,070	7.93	50,466	9.48
Vested	(88,415)	4.44	(74,848)	4.43
Forfeited	(4,481)	7.68	(5,859)	6.74
Unvested - end of year	139,730	$6.77	173,556	$5.21

At December 31, 2012 and 2011, there was $540,000 and $522,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.5 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2012 and 2011 was $405,000 and $377,000, respectively, and is recorded as selling, general and administrative expense.

10. Income Taxes

Components of the provision for income taxes are as follows:

	2012	2011
Current:
Federal - US	$3,633,000	$4,793,000
Federal - Foreign	227,000	242,000
State and local	96,000	117,000
	3,956,000	5,152,000
Deferred:
Federal	10,000	566,000
State and local	—	4,000
	10,000	570,000
Provision for income taxes	$3,966,000	$5,722,000

A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the years ended December 31 is as follows:

	2012	2011
Provision at federal statutory rate - US	$4,133,000	$5,525,000
Effect of Mexican income tax penalties, interest and surcharges	—	89,000
Effect of foreign taxes	(169,000)	84,000
Other	2,000	24,000
Provision for income taxes	$3,966,000	$5,722,000

The Company's 2009 Mexican income tax return was reviewed by Mexican tax authorities in 2011 and was closed in early 2012. As a result of the review, the Company incurred expense of approximately $89,000 in income tax penalties, interest and surcharges during 2011, all of which was included in income tax expense.

Certain tax benefits related to incentive stock options recorded directly to additional paid in capital totaled $163,000 and $322,000 for the years ended December 31, 2012 and 2011, respectively.

The Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011 include a net deferred tax asset of $3,164,000 and $2,888,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Deferred tax assets consist of the following at December 31:

	2012	2011
Current asset (liability):
Accrued liabilities	$661,000	$687,000
Accounts receivable	446,000	545,000
Inventory	678,000	704,000
Other, net	(87,000)	(93,000)
Total current asset	1,698,000	1,843,000

Non-current asset (liability):
Property, plant, and equipment	(2,080,000)	(2,197,000)
Post retirement benefits	3,662,000	3,459,000
Interest rate swap	72,000	112,000
Other, net	(188,000)	(329,000)
Total non-current asset	1,466,000	1,045,000

Total deferred tax asset - net	$3,164,000	$2,888,000

At December 31, 2012, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $4,174,000 of the Company's Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.

At December 31, 2012 and 2011 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

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

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2012 and 2011 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The number of employees covered by the Company’s multi-employer plan decreased by 6%, from 164 in 2011 to 154 in 2012, affecting the period-to-period comparability of the contributions for years 2011 and 2012. The decrease in covered employees corresponded to a decrease in overall business at the Company's Columbus, Ohio facility.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2012	2011		2012	2011
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Green as of 12/31/11	Green as of 12/31/10	No	$443,000	$416,000	No	8/10/2013
			Total Contributions:		$443,000	$416,000

(A) The National Pension Plan utilized a five year amortization extension in accordance with § 431(d) of the Internal Revenue Code of 1986 ("the Code") to amortize its losses from 2008. The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2011. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per week, at the following rates: $1.15 per hour from August 9, 2010 through August 7, 2011; $1.20 per hour from August 8, 2011 through August 12, 2012; and, $1.25 per hour from August 13, 2012 through August 10, 2013.

Prior to the acquisition of Columbus Plastics, certain of the Company's employees were participants, or were eligible to participate, in Navistar's post retirement health and life insurance benefit plan. This plan provides healthcare and life insurance benefits for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, Navistar and the participants, in the form of premiums, co-payments, and deductibles. The Company and Navistar share the cost of benefits for these employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.

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

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2011 and 2012, and will result in net periodic benefit cost reductions of approximately $496,000 in 2013 and each year thereafter during the amortization period, as well as lower interest costs associated with the reduced post retirement benefits liability.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2012 and 2011 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$9,582,000	$10,837,000
Interest cost	364,000	531,000
Unrecognized (gain) loss	792,000	(1,260,000)
Benefits paid	(751,000)	(526,000)
Benefit obligation at end of year	$9,987,000	$9,582,000
Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(9,082,000)	$(9,579,000)
Net loss	4,595,000	3,963,000
Total	$(4,487,000)	$(5,616,000)
Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	3.6%	4.1%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Pension expense:
Multi-employer plan	$443,000	$416,000
Defined contribution plans	527,000	517,000
Total pension expense	970,000	933,000

Health and life insurance:
Interest cost	364,000	531,000
Amortization of prior service costs	(496,000)	(496,000)
Amortization of net loss	159,000	219,000
Net periodic benefit cost	27,000	254,000

Total post retirement benefits expense	$997,000	$1,187,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2012, the Company recognized a net actuarial loss of $792,000 in other comprehensive loss for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recognized a net actuarial gain of $1,260,000 in other comprehensive income.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2012 and 2011 were a net credit of $4,487,000 and $5,616,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2013 consists of a prior service credit of $496,000, and a net loss of $201,000. In addition, 2013 interest expense related to post retirement healthcare is expected to be $332,000, for a total post retirement healthcare expense of approximately $37,000 in 2013. The Company expects contributions in 2013 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2017 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$37,000	$(48,000)
Effect on post retirement benefit obligation	$990,000	$(1,400,000)

The estimated future benefit payments of the health care plan are as follows:

2013	$1,065,000
2014	$563,000
2015	$567,000
2016	$528,000
2017	$521,000
2018 - 2022	$2,471,000

12. Related Party Transactions

In connection with the acquisition of Columbus Plastics, the Company and Navistar entered into a Supply Agreement. Under the terms of the Supply Agreement, Navistar agreed to purchase from the Company, and the Company agreed to sell to Navistar all of Navistar's original equipment and service requirements for fiberglass reinforced parts using the Sheet Molding Compound process as they then existed or as they may be improved or modified. In 2008, the Company entered into a new Comprehensive Supply Agreement, effective as of June 24, 2008. On January 28, 2010, the Company entered into a First Addendum to the Comprehensive Supply Agreement, agreeing to shift production of certain products from the Company's Columbus, Ohio facility to its Matamoros, Mexico facility, in order to meet the needs of Navistar as a result of its relocation of certain production to its Escobedo, Mexico assembly plant. Under this Comprehensive Supply Agreement, as amended, the Company continues to be the primary supplier of Navistar's original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality and delivery, through October 31, 2013. The Company and Navistar are jointly working toward a new supply agreement which would become effective upon the expiration of the existing agreement.

In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock, from Navistar as detailed in Note 8. At December 31, 2012, Navistar owned 9.1% of the Company's outstanding common stock. Sales to Navistar were $63,303,000 in 2012 and $63,182,000 in 2011, of which $7,617,000 and $11,495,000 were included in accounts receivable as of December 31, 2012 and 2011, respectively.

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

The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and December 31, 2011:

Core Molding Technologies' derivative instruments included on the Consolidated Balance Sheets were as follows:

	Balance Sheet Location	December 31, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$213,000	$331,000

There were no non-recurring fair value measurements for the year ended December 31, 2012.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Year ended		December 31, 2012	December 31, 2011
Interest rate swaps	Interest expense	$36,000	$(63,000)

During 2012 and 2011, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 7, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $36,000, or $24,000 net of taxes.

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2012:
Product sales	$44,331,000	$41,209,000	$32,149,000	$32,009,000	$149,698,000
Tooling sales	198,000	3,335,000	5,532,000	3,687,000	12,752,000
Net sales	44,529,000	44,544,000	37,681,000	35,696,000	162,450,000
Gross margin	7,631,000	7,026,000	4,989,000	6,202,000	25,848,000
Income before interest and taxes	4,018,000	3,439,000	1,957,000	3,076,000	12,490,000
Net income	2,635,000	2,341,000	1,151,000	2,063,000	8,190,000
Net income per common share:
Basic	$0.37	$0.33	$0.16	$0.29	$1.15
Diluted (1)	$0.36	$0.32	$0.16	$0.28	$1.11

2011:
Product sales	$28,974,000	$33,547,000	$37,173,000	$39,151,000	$138,845,000
Tooling sales	15,000	1,747,000	663,000	2,151,000	4,576,000
Net sales	28,989,000	35,294,000	37,836,000	41,302,000	143,421,000
Gross margin	6,592,000	7,730,000	8,171,000	7,390,000	29,883,000
Income before interest and taxes	3,669,000	4,553,000	4,754,000	3,968,000	16,944,000
Net income	2,269,000	2,842,000	2,856,000	2,559,000	10,526,000
Net income per common share:
Basic	$0.33	$0.41	$0.41	$0.36	$1.51
Diluted	$0.31	$0.39	$0.39	$0.35	$1.44

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2013, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2013, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2013, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2013, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2013, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2013, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2012 and 2011	56

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

March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director (principal executive officer)	March 27, 2013

/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Vice President, Secretary, Treasurer, and Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2013

*
James L. Simonton	Director	March 27, 2013

*
Thomas R. Cellitti	Director	March 27, 2013

*
James F. Crowley	Director	March 27, 2013

*
Ralph O. Hellmold	Director	March 27, 2013

*
Matthew Jauchius	Director	March 27, 2013

*By /s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.	Attorney-In-Fact	March 27, 2013

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2012 and 2011.

Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2012	$236,000	$98,000	$—	$76,000	$258,000
Year Ended December 31, 2011	$118,000	$200,000	$—	$82,000	$236,000

(A) Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
10(a)	Supply Agreement, dated June 23, 2008 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10(a)(1)	Addendum to Supply Agreement, dated January 28, 2010 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a)(1) to Annual Report on Form 10-K for the year ended December 31, 2009

10(b)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(c)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc and CoreComposites de Mexico, S De. R.L. de C.V. and KeyBank National Association	Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

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

10(c)(7)
Seventh Amendment Agreement, dated July 9, 2012, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2012

10(d)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

10(e)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(f)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(f)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

Exhibit No.	Description	Location

10(g)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

10(g)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(h)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(i)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[2]	Filed Herein

10(j)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(k)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(l)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(n)	Form of Second Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and Stephen J. Klestinec[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2012

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

23	Consent of Crowe Horwath LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 27, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated March 27, 2012, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document[4]	Furnished Herein

101.SCH	XBRL Taxonomy Extension Schema Document[4]	Furnished Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase[4]	Furnished Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase[4]	Furnished Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase[4]	Furnished Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase[4]	Furnished Herein

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