Form 10-Q
period 2013-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2013-05-08
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of May 7, 2013, the latest practicable date, 7,275,960 shares of the registrant’s common stock were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,616,000	$7,838,000
Accounts receivable (less allowance for doubtful accounts: March 31, 2013 - $229,000; December 31, 2012 - $258,000)	17,103,000	14,623,000
Inventories:
Finished goods	1,472,000	1,664,000
Work in process	1,522,000	1,450,000
Stores	6,256,000	6,851,000
Total inventories, net	9,250,000	9,965,000

Deferred tax asset-current portion	1,698,000	1,698,000
Foreign sales tax receivable	1,342,000	1,268,000
Income taxes receivable	484,000	1,271,000
Prepaid expenses and other current assets	1,154,000	1,063,000
Tooling in progress	708,000	—
Total current assets	36,355,000	37,726,000

Property, plant and equipment — net	52,557,000	51,558,000
Deferred tax asset	1,480,000	1,466,000
Goodwill	1,097,000	1,097,000
Other assets	1,000	2,000
Total Assets	$91,490,000	$91,849,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,524,000	$3,734,000
Current portion of interest rate swaps	99,000	114,000
Accounts payable	9,390,000	6,871,000
Tooling in progress	—	3,000
Current portion of post retirement benefits liability	1,065,000	1,065,000
Accrued liabilities:
Compensation and related benefits	3,995,000	6,284,000
Taxes	254,000	260,000
Other	751,000	756,000
Total current liabilities	19,078,000	19,087,000

Long-term debt	3,714,000	5,743,000
Interest rate swaps	79,000	99,000
Post retirement benefits liability	8,875,000	8,922,000
Total Liabilities	31,746,000	33,851,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at March 31, 2013 and December 31, 2012	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,135,804 at March 31, 2013 and 7,130,804 at December 31, 2012	71,000	71,000
Paid-in capital	25,630,000	25,526,000
Accumulated other comprehensive income, net of income taxes	3,148,000	3,187,000
Treasury stock	(26,748,000)	(26,748,000)
Retained earnings	57,643,000	55,962,000
Total Stockholders’ Equity	59,744,000	57,998,000
Total Liabilities and Stockholders’ Equity	$91,490,000	$91,849,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales:
Products	$32,858,000	$44,331,000
Tooling	1,504,000	198,000
Total net sales	34,362,000	44,529,000

Total cost of sales	28,472,000	36,898,000

Gross margin	5,890,000	7,631,000

Total selling, general and administrative expense	3,273,000	3,613,000

Income before interest and taxes	2,617,000	4,018,000

Interest expense	89,000	109,000

Income before income taxes	2,528,000	3,909,000

Income tax expense	847,000	1,274,000

Net income	$1,681,000	$2,635,000

Net income per common share:
Basic	$0.24	$0.37
Diluted	$0.23	$0.36
Weighted average shares outstanding:
Basic	7,131,000	7,070,000
Diluted	7,386,000	7,397,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$1,681,000	$2,635,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	21,000	20,000
Income tax expense	(7,000)	(7,000)

Post retirement benefit plan adjustments:
Net actuarial loss	50,000	39,000
Prior service costs	(124,000)	(124,000)
Income tax benefit	21,000	32,000

Comprehensive income	$1,642,000	$2,595,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	7,130,804	$71,000	$25,526,000	$3,187,000	$(26,748,000)	$55,962,000	$57,998,000
Net income						1,681,000	1,681,000
Change in post retirement benefits, net of tax of $21,000				(53,000)			(53,000)
Change in interest rate swaps, net of tax of $7,000				14,000			14,000
Common stock issued	5,000		14,000				14,000
Share-based compensation			90,000				90,000
Balance at March 31, 2013	7,135,804	$71,000	$25,630,000	$3,148,000	$(26,748,000)	$57,643,000	$59,744,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,681,000	$2,635,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,239,000	1,202,000
Deferred income taxes	(15,000)	(25,000)
Interest rate swaps — mark-to-market and amortization of losses	(21,000)	(20,000)
Share-based compensation	90,000	89,000
Gain on foreign currency translation and transaction	(34,000)	(44,000)
Change in operating assets and liabilities:
Accounts receivable	(2,480,000)	(2,996,000)
Inventories	715,000	(977,000)
Prepaid and other assets	(189,000)	(3,000)
Accounts payable	2,644,000	1,618,000
Accrued and other liabilities	(2,220,000)	(1,448,000)
Post retirement benefits liability	(100,000)	(243,000)
Net cash provided by (used in) operating activities	1,310,000	(212,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,308,000)	(2,469,000)
Net cash used in investing activities	(2,308,000)	(2,469,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(2,910,000)
Gross borrowings on revolving line of credit	—	3,103,000
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(428,000)	(428,000)
Payment of principal on industrial development revenue bond	(210,000)	(190,000)
Payments related to the purchase of treasury stock	—	(9,000)
Proceeds from issuance of common stock	14,000	81,000
Net cash used in financing activities	(2,224,000)	(1,953,000)

Net change in cash and cash equivalents	(3,222,000)	(4,634,000)

Cash and cash equivalents at beginning of period	7,838,000	4,634,000

Cash and cash equivalents at end of period	$4,616,000	$—

Cash paid for:
Interest (net of amounts capitalized)	$82,000	$99,000
Income taxes	$17,000	$305,000
Non Cash:
Fixed asset purchases in accounts payable	$145,000	$749,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2012 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income	$1,681,000	$2,635,000

Weighted average common shares outstanding — basic	7,131,000	7,070,000
Effect of dilutive securities	255,000	327,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,386,000	7,397,000

Basic net income per common share	$0.24	$0.37
Diluted net income per common share	$0.23	$0.36

3. Major Customers
Core Molding Technologies currently has three major customers, Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”) and Yamaha Motor Manufacturing Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Navistar product sales	$12,238,000	$16,799,000
Navistar tooling sales	29,000	75,000
Total Navistar sales	12,267,000	16,874,000

PACCAR product sales	10,822,000	16,439,000
PACCAR tooling sales	649,000	94,000
Total PACCAR sales	11,471,000	16,533,000

Yamaha product sales	4,007,000	4,199,000
Yamaha tooling sales	—	—
Total Yamaha sales	4,007,000	4,199,000

Other product sales	5,791,000	6,894,000
Other tooling sales	826,000	29,000
Total other sales	6,617,000	6,923,000

Total product sales	32,858,000	44,331,000
Total tooling sales	1,504,000	198,000
Total sales	$34,362,000	$44,529,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Property, plant and equipment	$101,960,000	$99,747,000
Accumulated depreciation	(49,403,000)	(48,189,000)
Property, plant and equipment — net	$52,557,000	$51,558,000

Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Additions in progress were $796,000 and $454,000 at March 31, 2013 and December 31, 2012, respectively. The Company did not capitalize any interest for the three months ended March 31, 2013, and capitalized $17,000 of interest expense for the three months ended March 31, 2012. At March 31, 2013 and December 31, 2012, purchase commitments for capital expenditures in progress were $7,160,000 and $662,000, respectively. The purchase commitments at March 31, 2013 primarily relate to the Company's compression molding capacity expansion, which is discussed further in Note 6.

5. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
Pension expense:
Multi-employer plan contributions	$105,000	$112,000
Defined contribution plan contributions	169,000	174,000
Total pension expense	274,000	286,000

Health and life insurance:
Interest cost	83,000	91,000
Amortization of prior service costs	(124,000)	(124,000)
Amortization of net loss	50,000	40,000
Net periodic benefit cost	9,000	7,000

Total post retirement benefits expense	$283,000	$293,000
The Company made payments of $167,000 to pension plans and $130,000 for post retirement healthcare and life insurance during the three months ended March 31, 2013. For the remainder of 2013 the Company expects to make approximately $873,000 of pension plan payments, of which $396,000 was accrued at March 31, 2013. The Company also expects to make approximately $922,000 of post retirement healthcare and life insurance payments for the remainder of 2013, all of which were accrued at March 31, 2013.

6. Debt
Debt consists of the following at:

	March 31, 2013	December 31, 2012
Capex loan payable to a bank, interest at a variable rate (1.95% and 1.96% at March 31, 2013 and December 31, 2012, respectively) with monthly payments of interest and principal through May 2016	$5,428,000	$5,857,000
Mexican loan payable to a bank, interest at a variable rate (1.94% at March 31, 2013 and December 31, 2012) with annual principal and monthly interest payments through January 2014	1,600,000	3,200,000
Industrial Development Revenue Bond, interest adjustable weekly (0.30% at March 31, 2013 and December 31, 2012), payable quarterly, principal and interest due in variable quarterly installments through April 2013, secured by a bank letter of credit	210,000	420,000
Revolving Line of Credit	—	—
Mexican Expansion Revolving loan	—	—
Total	7,238,000	9,477,000
Less current portion	(3,524,000)	(3,734,000)
Long-term debt	$3,714,000	$5,743,000

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

In anticipation of funding needs for the Company's Matamoros, Mexico facility expansion, the Company amended the Credit Agreement in 2011 to secure an additional $10,000,000 Mexican expansion revolving loan. No funds were ever drawn on this loan. As noted below, this loan was canceled effective March 27, 2013.

In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding capacity. The Company is also considering an investment in additional SMC compounding capacity. To secure additional funding for this capacity expansion the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) extending the commitment period for the revolving line of credit to May 31, 2015; and (4) canceling, effective immediately, the Mexican Expansion Revolving Loan, described below, which had a zero balance and was scheduled to expire on May 31, 2013.

Revolving Line of Credit

The $18,000,000 revolving line of credit bears interest at daily LIBOR plus 175 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged). The Revolving Line of Credit, as amended, is scheduled to mature on May 31, 2015. There was no outstanding balance on the Revolving Line of Credit at March 31, 2013 or December 31, 2012.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2013, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.
Interest Rate Swaps
In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate (0.09% at March 31, 2013). During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $200,000 as of December 31, 2009, is being amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap was a liability of $3,000 and $8,000 as of March 31, 2013 and December 31, 2012, respectively. The Company recorded interest income of $5,000 for a mark-to-market adjustment of swap fair value for the first three months of 2013 related to this swap. The notional amount of the swap at March 31, 2013 and December 31, 2012 was $210,000 and $420,000, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.20% at March 31, 2013). Effective March 31,

2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of March 31, 2013 and December 31, 2012 was a liability of $175,000 and $205,000, respectively. The Company recorded interest income of $30,000 for a mark-to-market adjustment of swap fair value for the first three months of 2013 related to this swap. The notional amount of the swap at March 31, 2013 and December 31, 2012 was $5,428,000 and $5,857,000, respectively.
Interest expense includes $31,000 and $50,000 of expense for settlements related to the Company’s swaps for the three months ended March 31, 2013 and 2012, respectively.

7. Income Taxes
The Company’s consolidated balance sheets at March 31, 2013 and December 31, 2012 include a net deferred tax asset of $3,178,000 and $3,164,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the three months ended March 31, 2013 is estimated to be $847,000, or 34% of income before income taxes. Income tax expense for the three months ended March 31, 2012 was estimated to be $1,274,000, or 33% of income before income taxes.
As of March 31, 2013, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2009, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2008.

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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	374,875	$3.37
Exercised	(5,000)	2.75
Granted	—	—
Forfeited	—	—
Outstanding at March 31, 2013	369,875	$3.38
Exercisable at March 31, 2013	355,475	$3.40

The following summarizes the status of, and changes to, unvested options during the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2012	14,400	$2.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2013	14,400	$2.75
At March 31, 2013 and 2012, there was $10,000 and $16,000, respectively, of total unrecognized compensation expense related to unvested stock options granted under the plan. That cost is expected to be recognized over the weighted-average period of one year. Total compensation cost related to incentive stock options was $1,000 for the three months ended March 31, 2013 and 2012, all of which is included in selling, general and administrative expenses.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of March 31, 2013 and changes during the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2012	139,730	$6.77
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested balance March 31, 2013	139,730	$6.77
At March 31, 2013 and 2012, there was $442,000 and $435,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.5 years. Total compensation cost related to restricted stock grants for the three months ended March 31, 2013 and 2012 was $89,000 and $88,000, respectively, all of which was recorded to selling, general and administrative expense.
During the three months ended March 31, 2013 and 2012 employees surrendered 0 and 1,026 shares, respectively, of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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

The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

		(Level 2)
	Balance Sheet Location	March 31, 2013 Fair Value	December 31, 2012 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$178,000	$213,000

There were no non-recurring fair value measurements for the three months ended March 31, 2013.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Three months ended		March 31, 2013	March 31, 2012
Interest rate swaps	Interest expense	$14,000	$12,000
As discussed in Note 6, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark-to-market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $21,000, or $14,000 net of taxes.

10. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the three months ended March 31, 2013 and 2012:

	Losses on Interest Rate Swaps(A)	Post Retirement Benefit Plan Items(B)	Total
2013:
Balance at December 31, 2012	$(54,000)	$3,241,000	$3,187,000
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	21,000	(74,000)	(53,000)
Income tax (expense) benefit	(7,000)	21,000	14,000
Balance at March 31, 2013	$(40,000)	$3,188,000	$3,148,000

2012:
Balance at December 31, 2011	$(109,000)	$3,986,000	$3,877,000
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	20,000	(85,000)	(65,000)
Income tax (expense) benefit	(7,000)	32,000	25,000
Balance at March 31, 2012	$(96,000)	$3,933,000	$3,837,000

(A) The losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in interest expense on the Consolidated Statements of Income. The tax effect of losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 5. Post Retirement Benefits for additional details). The tax effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

11. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company's consolidated financial position, results of operations or cash flows.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time-to-time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2012 Annual Report to Shareholders on Form 10-K.

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 80% and 86% of the Company’s sales for the three months ended March 31, 2013 and 2012, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies acquired certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. In July 2011, the Company formed Core Specialty Composites and leased a facility in Warsaw, Kentucky to produce parts for customers outside of the Company’s traditional markets. Due to a change in market conditions for the products manufactured at the Warsaw facility the Company terminated its lease and closed its Warsaw facility in October 2012.

Overview

For the three months ended March 31, 2013 the Company recorded net income of $1,681,000, or $0.24 per basic and $0.23 per diluted share, compared with net income of $2,635,000, or $0.37 per basic and $0.36 per diluted share, for the three months ended March 31, 2012. Product sales decreased 26% for the three months ended March 31, 2013 as compared to the same period in 2012. This decrease was primarily the result of lower demand from North American heavy and medium-duty truck customers.

Looking forward, the Company anticipates 2013 product sales levels to increase as compared to 2012, primarily due to the full year impact of certain programs launched in 2012, as well as new business awards for 2013.

Results of Operations
Three Months Ended March 31, 2013, as Compared to Three Months Ended March 31, 2012
Net sales for the three months ended March 31, 2013 and 2012 totaled $34,362,000 and $44,529,000, respectively. Included in total sales were tooling project sales of $1,504,000 and $198,000 for the three months ended March 31, 2013 and 2012, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 26% lower for the three months ended March 31, 2013, as compared to the same period a year ago. The primary reason for the decrease was lower demand from North American heavy and medium-duty truck customers.
Sales to Navistar totaled $12,267,000 for the three months ended March 31, 2013, decreasing 27% from $16,874,000 in sales for the three months ended March 31, 2012. Included in total sales was $29,000 of tooling sales for the three months ended March 31, 2013 compared to $75,000 for the same three months in 2012. Product sales to Navistar decreased 27% for the three months ended March 31, 2013 as compared to the same period in the prior year due to an overall decline in demand from Navistar.
Sales to PACCAR totaled $11,471,000 for the three months ended March 31, 2013, decreasing 31% from $16,533,000 in sales for the three months ended March 31, 2012. Included in total sales was $649,000 of tooling sales for the three months ended March 31, 2013 compared to $94,000 for the same three months in 2012. Product sales to PACCAR decreased by 34% for the three months ended March 31, 2013 as compared to the same period in the prior year due to an overall decline in demand from PACCAR.
Sales to Yamaha totaled $4,007,000 for the three months ended March 31, 2013, decreasing 5% from $4,199,000 in sales for the three months ended March 31, 2012. The decrease in sales to Yamaha was primarily due to lower demand from Yamaha for molded products.
Sales to other customers for the three months ended March 31, 2013 decreased 4% to $6,617,000 compared to $6,923,000 for the three months ended March 31, 2012. Included in total sales was $826,000 of tooling sales for the three months ended March 31, 2013 compared to $29,000 for the same three months in 2012. Product sales to other customers decreased by 16% for the three months ended March 31, 2013 as compared to the same period in the prior year. The decrease in sales to other customers is the result of lower demand from other customers in the heavy and medium-duty truck industry. This decrease was partially offset by increased sales to customers in the automotive industry from programs launched in 2012.
Gross margin was approximately 17% of sales for the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013, production efficiencies favorably impacted gross margin as a percent of sales by approximately 0.5%. Lower absorption of fixed costs of production negatively impacted gross margin by approximately 2% of sales. A change in the Company's product mix negatively impacted gross margin by approximately 1% of sales, and higher material prices also negatively impacted gross margin by approximately 0.5% of sales. Comparatively, gross margin for the three months ended March 31, 2012 was unfavorably impacted by 2.5% of sales due to start-up costs and production inefficiencies at the Company's Warsaw, Kentucky facility which was closed in October 2012.
Selling, general and administrative expense (“SG&A”) was $3,273,000 for the three months ended March 31, 2013, compared to $3,613,000 for the three months ended March 31, 2012. Contributing to the decrease in SG&A expense was lower profit sharing expense of $220,000. Outside service fees and travel fees decreased by $82,000 and $50,000, respectively, for the three months ended March 31, 2013.
Interest expense totaled $89,000 for the three months ended March 31, 2013, compared to interest expense of $109,000 for the three months ended March 31, 2012. Reductions in outstanding loan balances due to regularly scheduled principal payments reduced interest expense by approximately $39,000.

Income tax expense for the three months ended March 31, 2013 and 2012 was approximately 34% and 33%, respectively, of total income before income taxes.
The Company recorded net income of $1,681,000, or $0.24 per basic and $0.23 per diluted share for the three months ended March 31, 2013, compared with net income of $2,635,000, or $0.37 per basic and $0.36 per diluted share, for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital and capital expenditures.

Cash provided by operating activities for the three months ended March 31, 2013 totaled $1,310,000. Net income of $1,681,000 positively impacted operating cash flows. Non-cash expenses of depreciation and amortization contributed $1,239,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $1,530,000. Changes in working capital primarily relate to an increase in accounts receivable and a decrease in accrued liabilities, which included amounts accrued for profit sharing at December 31, 2012 that were paid in 2013. These were partially offset by increased accounts payable and decreases in inventories at March 31, 2013 as compared to December 31, 2012.

Cash used in investing activities for the three months ended March 31, 2013 was $2,308,000, which primarily represents equipment purchases related to the Company's compression molding capacity expansion discussed below.

Cash used in financing activities for the three months ended March 31, 2013 totaled $2,224,000, which primarily consisted of regularly scheduled repayments of principal on the Company’s outstanding loans.

At March 31, 2013, the Company had $4,616,000 in cash on hand, and a revolving line of credit of up to $18,000,000. In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding capacity. The Company is also considering an investment in additional SMC compounding capacity. To secure additional funding for this capacity expansion the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) extending the commitment period for the revolving line of credit to May 31, 2015; and (4) canceling, effective immediately, the Mexican Expansion Revolving Loan, described below, which had a zero balance and was scheduled to expire on May 31, 2013.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2013, the Company was in compliance with its financial covenants.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company's consolidated financial position, results of operations or cash flows.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $229,000 and $258,000 at March 31, 2013 at December 31, 2012, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $861,000 at March 31, 2013 and $984,000 at December 31, 2012.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $971,000 at March 31, 2013 and $987,000 at December 31, 2012.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2013 or March 31, 2012.
Goodwill: Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value. There was no impairment of the Company's goodwill for the three months ended March 31, 2013 or March 31, 2012.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2013 and December 31, 2012 of $1,051,000 and $1,065,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2012 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,940,000 at March 31, 2013 and $9,987,000 at December 31, 2012.

Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2013 the Company had a net asset related to tooling in progress of $708,000, which represents approximately $5,781,000 of progress tooling billings and $6,489,000 of progress tooling expenses. At December 31, 2012 the Company had a net liability related to tooling in progress of $3,000, which represents approximately $6,624,000 of progress tooling billings and $6,621,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, include a deferred tax asset of $3,178,000 and $3,164,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to refer to Note 10 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2012 Annual Report on Form 10-K.

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
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies' 2012 Annual Report on Form 10-K.

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

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	May 8, 2013	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	May 8, 2013	By:	/s/ Herman F. Dick, Jr.
Herman F. Dick, Jr.
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
10(a)
Eighth Amendment Agreement, dated March 27, 2013, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association.

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 27, 2013

10(b)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[2]	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2012

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Herman F. Dick, Jr., Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 10, 2013, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Herman F. Dick, Jr., Chief Financial Officer of Core Molding Technologies, Inc., dated May 10, 2013, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS[3]	XBRL Instance Document	Furnished Herein

101.SCH[3]	XBRL Taxonomy Extension Schema Document	Furnished Herein

101.CAL[3]	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herein

101.LAB[3]	XBRL Taxonomy Extension Label Linkbase	Furnished Herein

101.PRE[3]	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herein

101.DEF[3]	XBRL Taxonomy Extension Definition Linkbase	Furnished Herein

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

2.	Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

3.
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.