Form 10-Q
period 2013-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2013-11-13
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of November 12, 2013, the latest practicable date, 7,430,507 shares of the registrant’s common stock were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,376,000	$7,838,000
Accounts receivable (less allowance for doubtful accounts: September 30, 2013 - $197,000; December 31, 2012 - $258,000)	19,439,000	14,623,000
Inventories:
Finished goods	1,752,000	1,664,000
Work in process	1,381,000	1,450,000
Stores	6,732,000	6,851,000
Total inventories, net	9,865,000	9,965,000

Deferred tax asset-current portion	1,698,000	1,698,000
Foreign sales tax receivable	1,298,000	1,268,000
Income taxes receivable	—	1,271,000
Prepaid expenses and other current assets	1,078,000	1,063,000
Tooling in progress	295,000	—
Total current assets	37,049,000	37,726,000

Property, plant and equipment — net	54,834,000	51,558,000
Deferred tax asset	1,519,000	1,466,000
Goodwill	1,097,000	1,097,000
Other assets	—	2,000
Total Assets	$94,499,000	$91,849,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,314,000	$3,734,000
Current portion of interest rate swaps	79,000	114,000
Accounts payable	7,811,000	6,871,000
Tooling in progress	—	3,000
Current portion of post retirement benefits liability	1,065,000	1,065,000
Accrued liabilities:
Compensation and related benefits	5,613,000	6,284,000
Taxes	474,000	260,000
Other	1,010,000	756,000
Total current liabilities	19,366,000	19,087,000

Long-term debt	2,857,000	5,743,000
Interest rate swaps	45,000	99,000
Post retirement benefits liability	8,735,000	8,922,000
Total Liabilities	31,003,000	33,851,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at September 30, 2013 and December 31, 2012	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,318,473 at September 30, 2013 and 7,130,804 at December 31, 2012	73,000	71,000
Paid-in capital	26,262,000	25,526,000
Accumulated other comprehensive income, net of income taxes	3,051,000	3,187,000
Treasury stock	(27,082,000)	(26,748,000)
Retained earnings	61,192,000	55,962,000
Total Stockholders’ Equity	63,496,000	57,998,000
Total Liabilities and Stockholders’ Equity	$94,499,000	$91,849,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales:
Products	$32,342,000	$32,149,000	$97,346,000	$117,689,000
Tooling	5,092,000	5,532,000	9,131,000	9,065,000
Total net sales	37,434,000	37,681,000	106,477,000	126,754,000

Total cost of sales	31,064,000	32,692,000	88,228,000	107,108,000

Gross margin	6,370,000	4,989,000	18,249,000	19,646,000

Total selling, general and administrative expense	3,422,000	3,032,000	10,184,000	10,232,000

Income before interest and taxes	2,948,000	1,957,000	8,065,000	9,414,000

Interest expense	45,000	96,000	183,000	221,000

Income before income taxes	2,903,000	1,861,000	7,882,000	9,193,000

Income tax expense	943,000	710,000	2,652,000	3,066,000

Net income	$1,960,000	$1,151,000	$5,230,000	$6,127,000

Net income per common share:
Basic	$0.27	$0.16	$0.73	$0.86
Diluted	$0.26	$0.16	$0.71	$0.83
Weighted average shares outstanding:
Basic	7,257,000	7,127,000	7,186,000	7,094,000
Diluted	7,418,000	7,383,000	7,411,000	7,381,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,960,000	$1,151,000	$5,230,000	$6,127,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	5,000	21,000	31,000	62,000
Income tax expense	(2,000)	(7,000)	(11,000)	(21,000)

Post retirement benefit plan adjustments:
Net actuarial loss	51,000	40,000	151,000	119,000
Prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Income tax benefit	22,000	32,000	65,000	96,000

Comprehensive income	$1,912,000	$1,113,000	$5,094,000	$6,011,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	7,130,804	$71,000	$25,526,000	$3,187,000	$(26,748,000)	$55,962,000	$57,998,000
Net income						5,230,000	5,230,000
Change in post retirement benefits, net of tax of $65,000				(156,000)			(156,000)
Change in interest rate swaps, net of tax of $11,000				20,000			20,000
Common stock issued	132,425	1,000	408,000				409,000
Purchase of treasury stock	(36,329)				(334,000)		(334,000)
Restricted stock vested	91,573	1,000					1,000
Share-based compensation			328,000				328,000
Balance at September 30, 2013	7,318,473	$73,000	$26,262,000	$3,051,000	$(27,082,000)	$61,192,000	$63,496,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,230,000	$6,127,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,665,000	3,492,000
Deferred income taxes	(54,000)	(75,000)
Interest rate swaps — mark-to-market and amortization of losses	(69,000)	(38,000)
Share-based compensation	329,000	314,000
Loss on disposal of assets	6,000	1,000
Loss (gain) on foreign currency translation and transaction	8,000	(14,000)
Change in operating assets and liabilities:
Accounts receivable	(4,816,000)	1,206,000
Inventories	100,000	(625,000)
Prepaid and other assets	(114,000)	(585,000)
Accounts payable	1,091,000	16,000
Accrued and other liabilities	772,000	(3,980,000)
Post retirement benefits liability	(344,000)	(516,000)
Net cash provided by operating activities	5,804,000	5,323,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,127,000)	(7,103,000)
Proceeds from sale of property, plant and equipment	92,000	37,000
Net cash used in investing activities	(7,035,000)	(7,066,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(41,390,000)
Gross borrowings on revolving line of credit	—	42,142,000
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(1,286,000)	(1,286,000)
Payment of principal on industrial development revenue bond	(420,000)	(585,000)
Payments related to the purchase of treasury stock	(334,000)	(253,000)
Proceeds from issuance of common stock	409,000	81,000
Net cash used in financing activities	(3,231,000)	(2,891,000)

Net change in cash and cash equivalents	(4,462,000)	(4,634,000)

Cash and cash equivalents at beginning of period	7,838,000	4,634,000

Cash and cash equivalents at end of period	$3,376,000	$—

Cash paid for:
Interest (net of amounts capitalized)	$176,000	$173,000
Income taxes	$1,056,000	$3,234,000
Non Cash:
Fixed asset purchases in accounts payable	$82,000	$431,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2013, and the results of operations and cash flows for the three and nine months ended September 30, 2013. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2012 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,960,000	$1,151,000	$5,230,000	$6,127,000

Weighted average common shares outstanding — basic	7,257,000	7,127,000	7,186,000	7,094,000
Effect of dilutive securities	161,000	256,000	225,000	287,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,418,000	7,383,000	7,411,000	7,381,000

Basic net income per common share	$0.27	$0.16	$0.73	$0.86
Diluted net income per common share	$0.26	$0.16	$0.71	$0.83
All unexercised stock options were included in diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012.

3. Major Customers
Core Molding Technologies currently has two major customers, PACCAR, Inc. (“PACCAR”), and Navistar, Inc. (“Navistar”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Navistar product sales	$11,330,000	$11,902,000	$35,548,000	$43,756,000
Navistar tooling sales	171,000	5,456,000	760,000	6,494,000
Total Navistar sales	11,501,000	17,358,000	36,308,000	50,250,000

PACCAR product sales	12,044,000	12,507,000	33,896,000	44,028,000
PACCAR tooling sales	4,843,000	40,000	7,052,000	330,000
Total PACCAR sales	16,887,000	12,547,000	40,948,000	44,358,000

Other product sales	8,968,000	7,740,000	27,902,000	29,905,000
Other tooling sales	78,000	36,000	1,319,000	2,241,000
Total other sales	9,046,000	7,776,000	29,221,000	32,146,000

Total product sales	32,342,000	32,149,000	97,346,000	117,689,000
Total tooling sales	5,092,000	5,532,000	9,131,000	9,065,000
Total sales	$37,434,000	$37,681,000	$106,477,000	$126,754,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Property, plant and equipment	$106,574,000	$99,747,000
Accumulated depreciation	(51,740,000)	(48,189,000)
Property, plant and equipment — net	$54,834,000	$51,558,000

Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Additions in progress were $6,326,000 and $454,000 at September 30, 2013 and December 31, 2012, respectively, and primarily related to the Company's compression molding capacity expansion. The Company capitalized $37,000 and $174,000 of interest expense for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, and December 31, 2012, purchase commitments for capital expenditures in progress were $4,582,000 and $662,000, respectively. At September 30, 2013, these commitments were primarily related to the Company's compression molding capacity expansion, which is discussed further in Note 6.

5. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Pension expense:
Multi-employer plan contributions	$112,000	$125,000	$327,000	$344,000
Defined contribution plan contributions	147,000	115,000	432,000	426,000
Total pension expense	259,000	240,000	759,000	770,000

Health and life insurance:
Interest cost	83,000	91,000	249,000	273,000
Amortization of prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Amortization of net loss	51,000	40,000	151,000	119,000
Net periodic benefit cost	10,000	7,000	28,000	20,000

Total post retirement benefits expense	$269,000	$247,000	$787,000	$790,000
The Company made payments of $858,000 to pension plans and $436,000 for post retirement healthcare and life insurance during the nine months ended September 30, 2013. For the remainder of 2013, the Company expects to make approximately $149,000 of pension plan payments. The Company also expects to make approximately $145,000 of post retirement healthcare and life insurance payments for the remainder of 2013, all of which were accrued at September 30, 2013.

6. Debt
Debt consists of the following at:

	September 30, 2013	December 31, 2012
Capex loan payable to a bank, interest at a variable rate (1.93% and 1.96% at September 30, 2013 and December 31, 2012, respectively) with monthly payments of interest and principal through May 2016.	$4,571,000	$5,857,000
Mexican loan payable to a bank, interest at a variable rate (1.88% at September 30, 2013 and 1.94% at December 31, 2012) with annual principal and monthly interest payments through January 2014.	1,600,000	3,200,000
Industrial Development Revenue Bond, interest adjustable weekly (0.30% at December 31, 2012), payable quarterly, principal due in variable quarterly installments, secured by a bank letter of credit. Paid in full in April 2013.	—	420,000
Revolving Line of Credit	—	—
Mexican Expansion Revolving loan	—	—
Total	6,171,000	9,477,000
Less current portion	(3,314,000)	(3,734,000)
Long-term debt	$2,857,000	$5,743,000

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

In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding capacity. The Company is also planning an investment in additional SMC compounding capacity. To secure additional funding for these capacity expansions the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) extending the commitment period for the revolving line of credit to May 31, 2015; and (4) canceling, effective immediately, the Mexican Expansion Revolving Loan, which had a zero balance and was scheduled to expire on May 31, 2013.

On October 31, 2013, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates to 160 basis points from 175 basis points.

Revolving Line of Credit

The $18,000,000 revolving line of credit bears interest at daily LIBOR plus 160 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged). The Revolving Line of Credit, as amended, is scheduled to mature on May 31, 2015. There was no outstanding balance on the Revolving Line of Credit at September 30, 2013 or December 31, 2012.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2013, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.
Interest Rate Swaps
In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. The IDRB interest rate swap expired in April 2013 upon the payment in full of the IDRB financing. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate. During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $200,000 as of December 31, 2009, was amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The IDRB was paid in full during April 2013. The fair value of the swap was a liability of $8,000 at December 31, 2012. The Company recorded interest income of $8,000 for a mark-to-market adjustment of swap fair value for

2013 related to this swap. The notional amount of the swap at September 30, 2013 and December 31, 2012 was $0 and $420,000, respectively.
Effective December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.18% at September 30, 2013). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of approximately $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of September 30, 2013 and December 31, 2012 was a liability of $124,000 and $205,000, respectively. The Company recorded interest income of $81,000 for a mark-to-market adjustment of swap fair value for the first nine months of 2013 related to this swap. The notional amount of the swap at September 30, 2013 and December 31, 2012 was $4,571,000 and $5,857,000, respectively.
Interest expense included $25,000 and $41,000 of expense for settlements related to the Company’s swaps for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, interest expense included $87,000 and $134,000, respectively, of expense for settlements related to the Company’s swaps.

7. Income Taxes
The Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012 include a net deferred tax asset of $3,217,000 and $3,164,000, respectively. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the nine months ended September 30, 2013 is estimated to be $2,652,000, or 34% of income before income taxes. Income tax expense for the nine months ended September 30, 2012 was estimated to be $3,066,000, or 33% of income before income taxes.
As of September 30, 2013 and December 31, 2012, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2010, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2008.

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

Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	374,875	$3.37
Exercised	(132,425)	3.09
Granted	—	—
Forfeited	(14,400)	(2.75)
Outstanding at September 30, 2013	228,050	$3.57
Exercisable at September 30, 2013	228,050	$3.57

The following summarizes the status of, and changes to, unvested options during the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2012	14,400	$2.75
Granted	—	—
Vested	—	—
Forfeited	(14,400)	(2.75)
Unvested at September 30, 2013	—	$—
At September 30, 2013 and 2012, there was $0 and $13,000, respectively, of total unrecognized compensation expense related to unvested stock options granted under the plan. Total compensation cost related to incentive stock options was $5,000 and $4,000 for the nine months ended September 30, 2013 and 2012, respectively, all of which is included in selling, general and administrative expenses.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of September 30, 2013 and changes during the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2012	139,730	$6.77
Granted	57,556	9.12
Vested	(91,573)	5.95
Forfeited	(13,752)	8.74
Unvested balance September 30, 2013	91,961	$8.76
At September 30, 2013 and 2012, there was $594,000 and $657,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost related to restricted stock grants for the nine months ended September 30, 2013 and 2012 was $324,000 and $310,000, respectively, all of which was recorded to selling, general and administrative expense.

During the nine months ended September 30, 2013 and 2012, employees surrendered 36,329 and 31,455 shares, respectively, of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2013 and December 31, 2012:

		(Level 2)
	Balance Sheet Location	September 30, 2013 Fair Value	December 31, 2012 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$124,000	$213,000

There were no non-recurring fair value measurements for the nine months ended September 30, 2013 or September 30, 2012.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Realized/Unrealized Gain Recognized in Income on Derivatives
Three months ended		September 30, 2013	September 30, 2012
Interest rate swaps	Interest expense	$14,000	$3,000
Nine months ended
Interest rate swaps	Interest expense	$57,000	$17,000
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

10. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the nine months ended September 30, 2013 and 2012:

	Losses on Interest Rate Swaps(A)	Post Retirement Benefit Plan Items(B)	Total
2013:
Balance at December 31, 2012	$(54,000)	$3,241,000	$3,187,000
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	31,000	(221,000)	(190,000)
Income tax (expense) benefit	(11,000)	65,000	54,000
Balance at September 30, 2013	$(34,000)	$3,085,000	$3,051,000

2012:
Balance at December 31, 2011	$(109,000)	$3,986,000	$3,877,000
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	62,000	(253,000)	(191,000)
Income tax (expense) benefit	(21,000)	96,000	75,000
Balance at September 30, 2012	$(68,000)	$3,829,000	$3,761,000

(A) The losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in interest expense on the Consolidated Statements of Income. The tax effect of losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 5 Post Retirement Benefits for additional details). The tax effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

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

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 81% and 86% of the Company’s sales for the nine months ended September 30, 2013 and 2012, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Overview

For the nine months ended September 30, 2013, the Company recorded net income of $5,230,000, or $0.73 per basic and $0.71 per diluted share, compared with net income of $6,127,000, or $0.86 per basic and $0.83 per diluted share, for the nine months ended September 30, 2012. Product sales for the nine months ended September 30, 2013 decreased 17% as compared to the same period in 2012. This decrease was primarily the result of decreased demand from North American heavy and medium-duty truck customers that began during the second half of 2012.

Looking forward, the Company anticipates sales levels in the fourth quarter 2013 and into 2014 to increase as compared to recent quarters based on continued ramp-up of the previously announced new business with Volvo Group North America, truck industry and customer forecasts as well as other new product launches.

Results of Operations
Three Months Ended September 30, 2013, as Compared to Three Months Ended September 30, 2012
Net sales for the three months ended September 30, 2013 and 2012 totaled $37,434,000 and $37,681,000, respectively. Included in total sales were tooling project sales of $5,092,000 and $5,532,000 for the three months ended September 30, 2013 and 2012, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 1% higher for the three months ended September 30, 2013, as compared to the same period a year ago.
Sales to Navistar totaled $11,501,000 for the three months ended September 30, 2013, decreasing 34% from $17,358,000 in sales for the three months ended September 30, 2012. Included in total sales was $171,000 of tooling sales for the three months ended September 30, 2013 compared to $5,456,000 for the same three months in 2012. Product sales to Navistar decreased 5% for the three months ended September 30, 2013 as compared to the same period in the prior year due to an overall decline in demand from Navistar.
Sales to PACCAR totaled $16,887,000 for the three months ended September 30, 2013, increasing 35% from $12,547,000 in sales for the three months ended September 30, 2012. Included in total sales was $4,843,000 of tooling sales for the three months ended September 30, 2013 compared to $40,000 for the same three months in 2012. Product sales to PACCAR decreased 4% for the three months ended September 30, 2013 as compared to the same period in the prior year due to lower demand from PACCAR.
Sales to other customers for the three months ended September 30, 2013 increased 16% to $9,046,000 compared to $7,776,000 for the three months ended September 30, 2012. Included in total sales was $78,000 of tooling sales for the three months ended September 30, 2013 compared to $36,000 for the same three months in 2012. Product sales to other customers increased 16% for the three months ended September 30, 2013 as compared to the same period in the prior year. The increase in product sales primarily resulted from increased demand from customers in the automotive and marine industries.
Gross margin was approximately 17% of sales for the three months ended September 30, 2013, compared with 13% for the three months ended September 30, 2012. A change in the Company's sales mix to products with higher margins as well as favorable material pricing adjustments implemented during the quarter had a favorable impact on gross margin as a percent of sales by 2.5%. Improved production efficiencies in material, labor and benefits also had a favorable impact on gross margin of 1.5% of sales.
Selling, general and administrative expense (“SG&A”) was $3,422,000 for the three months ended September 30, 2013, compared to $3,032,000 for the three months ended September 30, 2012. Contributing to the increase in SG&A expense were higher labor and benefits of $125,000, profit sharing of $125,000, and consulting and outside services cost of $123,000.
Net interest expense totaled $45,000 for the three months ended September 30, 2013, compared to net interest expense of $96,000 for the three months ended September 30, 2012. The Company recorded capitalized interest of $24,000 and $34,000 for the three months ended September 30, 2013 and 2012, respectively. Capitalized interest related to the Company's compression molding capacity expansion in 2013 and the Matamoros facility expansion in 2012. Reductions in outstanding loan balances due to regularly scheduled principal payments, and lower outstanding balances on the revolving line of credit reduced interest expense by $47,000. In addition, mark-to-market adjustments and reductions in accumulated loss amortization on the Company's interest rate swaps had a favorable impact of $10,000 for the three months ended September 30, 2013.
Income tax expense for the three months ended September 30, 2013 and 2012 was approximately 33% and 38%, respectively, of total income before income tax. Income tax expense was lower as a percent of income before income taxes primarily due to higher Mexican income tax expense for the three months ending September 30, 2012.

The Company recorded net income for the three months ended September 30, 2013 of $1,960,000, or $0.27 per basic and $0.26 per diluted share, compared with net income of $1,151,000, or $0.16 per basic and diluted share, for the three months ended September 30, 2012.
Nine Months Ended September 30, 2013, as Compared to Nine Months Ended September 30, 2012
Net sales for the nine months ended September 30, 2013 totaled $106,477,000, decreasing approximately 16% from $126,754,000 reported for the nine months ended September 30, 2012. Included in total sales were tooling project sales of $9,131,000 and $9,065,000 for the nine months ended September 30, 2013 and 2012, respectively. Tooling project sales result from billings to customers primarily for molds and assembly equipment specific to their products as well as other non-production billings. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 17% lower for the nine months ended September 30, 2013, as compared to the same period a year ago. The primary reason for the decrease in product sales was lower demand from North American heavy and medium-duty truck customers.
Sales to Navistar totaled $36,308,000 for the nine months ended September 30, 2013, decreasing 28% from $50,250,000 in sales for the nine months ended September 30, 2012. Included in total sales was $760,000 of tooling sales for the nine months ended September 30, 2013 compared to $6,494,000 for the same nine months in 2012. Product sales to Navistar decreased by 19% for the nine months ended September 30, 2013 as compared to the same period in the prior year due to an overall decline in demand from Navistar.
Sales to PACCAR totaled $40,948,000 for the nine months ended September 30, 2013, decreasing 8% from $44,358,000 in sales for the nine months ended September 30, 2012. Included in total sales was $7,052,000 of tooling sales for the nine months ended September 30, 2013 compared to $330,000 for the same nine months in 2012. Product sales to PACCAR decreased 23% for the nine months ended September 30, 2013 as compared to the same period in the prior year. The decrease in sales to PACCAR was primarily due to lower demand from PACCAR.
Sales to other customers for the nine months ended September 30, 2013 decreased 9% to $29,221,000 compared to $32,146,000 for the nine months ended September 30, 2012. Included in total sales was $1,319,000 of tooling sales for the nine months ended September 30, 2013 compared to $2,241,000 for the same nine months in 2012. Product sales to other customers decreased 7% for the nine months ended September 30, 2013 as compared to the same period in the prior year. The decrease in product sales to other customers was primarily the result of lower demand from customers in the heavy and medium-duty truck industry. These decreases were partially offset by increased sales to customers in the automotive industry from products launched in 2012.
Gross margin was approximately 17% of sales for the nine months ended September 30, 2013, compared with 15% for the nine months ended September 30, 2012. A change in the Company's sales mix to products with higher margins as well as material pricing adjustments had a favorable impact on gross margin as a percent of sales by 1.5%. Additionally, improved production efficiencies in material and labor costs had a favorable impact on gross margin of .5% of sales. Lower absorption of fixed costs of production negatively impacted gross margin by approximately 1.5%, due to reduced sales volume. Comparatively, gross margin for the nine months ended September 30, 2012 was unfavorably impacted by 1.5% of sales due to start-up costs and production inefficiencies at the Company's Warsaw, Kentucky facility which was closed in October 2012.
Selling, general and administrative expense (“SG&A”) was $10,184,000 for the nine months ended September 30, 2013, compared to $10,232,000 for the nine months ended September 30, 2012. Contributing to the decrease in SG&A were lower profit sharing of $192,000, and travel expense of $136,000. These decreases were partially offset by higher labor and benefit costs of $288,000.
Interest expense totaled $183,000 for the nine months ended September 30, 2013, compared to interest expense of $221,000 for the nine months ended September 30, 2012. The Company recorded capitalized interest of $37,000 and $174,000 for the nine months ended September 30, 2013 and 2012, respectively. Capitalized interest related to the Company's compression molding capacity expansion in 2013 and the Matamoros facility expansion in 2012. Reductions in outstanding loan balances due to regularly scheduled principal payments, and lower outstanding balances on the revolving line of credit reduced interest expense by $135,000. In addition, mark-to-market adjustments and reductions in accumulated loss amortization on the Company's interest rate swaps had a favorable impact on interest expense of $40,000 for the nine months ended September 30, 2013.
Income tax expense for the nine months ended September 30, 2013 and September 30, 2012 was approximately 34% and 33% of income before income taxes, respectively.

The Company recorded net income for the nine months ended September 30, 2013 of $5,230,000, or $0.73 per basic and $0.71 per diluted share, compared with net income of $6,127,000, or $0.86 per basic and $0.83 per diluted share, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital and capital expenditures.

Cash provided by operating activities for the nine months ended September 30, 2013 totaled $5,804,000. Net income of $5,230,000 positively impacted operating cash flows. Non-cash expenses of depreciation and amortization contributed $3,665,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $2,967,000. Changes in working capital primarily related to an increase in accounts receivable partially offset by increases in accounts payable and accrued and other liabilities.

Cash used in investing activities for the nine months ended September 30, 2013 was $7,035,000, which primarily represented progress payments on equipment related to the Company's compression molding capacity expansion. In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding capacity. The Company is also planning an investment in additional SMC compounding capacity. The Company expects to invest up to $17,000,000 through 2014 for the compression molding and SMC compounding capacity expansion projects, of which approximately $5,600,000 had been spent as of September 30, 2013. In total, the Company anticipates spending up to $5,000,000 during the remainder of 2013 on property, plant and equipment purchases for all of the Company's operations. At September 30, 2013, purchase commitments for capital expenditures in progress were $4,582,000, and were primarily related to the Company's compression molding capacity expansion project.

Cash used in financing activities for the nine months ended September 30, 2013 totaled $3,231,000, which was primarily a result of scheduled repayments of principal on the Company’s outstanding loans.

At September 30, 2013, the Company had $3,376,000 in cash on hand, and a revolving line of credit of $18,000,000. To secure additional funding for the capacity expansion as noted above, the Company and its wholly owned subsidiary, CoreComposities de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) extending the commitment period for the revolving line of credit to May 31, 2015; and (4) canceling, effective immediately, the Mexican Expansion Revolving Loan as described below, which had a zero balance and was scheduled to expire on May 31, 2013.

On October 31, 2013, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates to 160 basis points from 175 basis points.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2013, the Company was in compliance with its financial covenants.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $197,000 and $258,000 at September 30, 2013 and December 31, 2012, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $809,000 at September 30, 2013 and $984,000 at December 31, 2012.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $758,000 at September 30, 2013 and $987,000 at December 31, 2012.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the nine months ended September 30, 2013 or September 30, 2012.
Goodwill: Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31 to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value. There was no impairment of the Company's goodwill for the nine months ended September 30, 2013 or September 30, 2012.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2013 and December 31, 2012 of $1,241,000 and $1,065,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2012 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,800,000 at September 30, 2013 and $9,987,000 at December 31, 2012.

Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2013, the Company had a net asset related to tooling in progress of $295,000, which represented approximately $2,013,000 of progress tooling billings and $2,308,000 of progress tooling expenses. At December 31, 2012, the Company had a net liability related to tooling in progress of $3,000, which represented approximately $6,624,000 of progress tooling billings and $6,621,000 of progress tooling expenses.
Income taxes: The Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, included a deferred tax asset of $3,217,000 and $3,164,000, respectively. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2012 Annual Report to Shareholders on Form 10-K.

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
Information concerning our stock repurchases during the three months ended September 30, 2013 is below. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2013	7,684	$9.04	—	—
August 1 to 31, 2013	—	$—	—	—
September 1 to 30, 2013	—	$—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	November 13, 2013	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	November 13, 2013	By:	/s/ John Zimmer
John Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 13, 2013, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated November 13, 2013, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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