Form 10-K
period 2013-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2014-03-20
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $59,395,952, based upon the closing sale price of $8.92 on the NYSE MKT LLC on June 30, 2013, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 14, 2014, the number of shares of registrant's common stock outstanding was 7,442,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2014 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES
PART I

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

In 1996, RYMAC Mortgage Investment Corporation (“RYMAC”) incorporated Core Molding Technologies, Inc. (“Core Molding Technologies” or the “Company”), formerly known as Core Materials Corporation before changing its name on August 28, 2002, for the purpose of acquiring the Columbus Plastics unit of Navistar, Inc. (“Navistar”), formerly known as International Truck & Engine Corporation. On December 31, 1996, RYMAC merged with and into the Company, with the Company as the surviving entity. Immediately after the merger, the Company acquired substantially all the assets and liabilities of the Columbus Plastics unit from Navistar in return for a secured note, which has been repaid, and 4,264,000 shares of newly issued common stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company’s common stock, from Navistar. On August 16, 2013, Navistar sold its remaining 664,000 shares of common stock in a series of open market sales.

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

The largest markets for reinforced plastics are transportation (automotive and truck), agriculture, construction, marine, and industrial applications. The Company currently has four manufacturing facilities producing reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company supplies reinforced plastic products to truck manufacturers, to automotive suppliers, and manufacturers of marine and other commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products to OEMs outside of our traditional markets; (5) development of new materials, technology and processes to meet current or prospective customer requirements; and (6) acquiring an existing business. The Company's efforts continue to be directed towards all six areas.

MAJOR COMPETITORS

The Company believes that it is one of the four largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, and RTM molding processes in the United States.  The Company faces competition from a number of other molders including, most significantly, Magna Exteriors and Interiors USA, Inc. (an operating unit of Magna International), Molded Fiber Glass Companies, Continental Structural Plastics, Ashley Industrial Molding, Sigma Industries and The Composites Group.  The Company believes that it is well positioned to compete based primarily on manufacturing capability and location, product quality, engineering capability, cost, and delivery.  However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.

MAJOR CUSTOMERS

The Company has two major customers, Navistar and PACCAR Inc. ("PACCAR"), based on total sales in 2013 and 2012. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar or PACCAR would have a material adverse effect on the business of the Company.

As announced on March 22, 2013, the Company was awarded additional business to produce products for Volvo Group North America, LLC ("Volvo") which commenced production late in the second quarter and ramped up through the fourth quarter of 2013. Management estimates sales to Volvo from this new business award will provide the Company with annual revenues between $26,000,000 and $30,000,000. In connection with this new business award, the Company anticipates Volvo to meet the major customer threshold in 2014.

The North American truck market in which Navistar, PACCAR, and Volvo compete is highly competitive and the demand for heavy and medium-duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors.

Relationship with Navistar

The Company has historically had a Comprehensive Supply Agreement with Navistar, that provides for the Company to be the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality, and delivery. The Company’s most recent Comprehensive Supply Agreement with Navistar expired on October 31, 2013. However, the Company and Navistar have informally agreed to continue operating under the terms of the expired supply agreement while the parties continue working toward a new supply agreement.
The Company makes products for Navistar's Springfield, Ohio; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants. The Company works closely on new product development with Navistar's engineering and research personnel. Some of the products sold to Navistar include hoods, roofs, air deflectors, cab extenders, fender extensions, splash panels, and other components. Sales to Navistar amounted to approximately 33% and 39% of total sales for 2013 and 2012, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, and other components. Sales to PACCAR amounted to approximately 35% of total sales in both 2013 and 2012.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers. Sales to these customers, including Volvo, individually were all less than 10% of total annual sales. Sales to these customers amounted to approximately 32% and 26% of total sales in 2013 and 2012, respectively.

GEOGRAPHIC INFORMATION

All of the Company's product is sold to U.S. based customers is U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2013	2012
United States	$95,063,000	$115,226,000
Mexico	45,069,000	43,358,000
Canada	3,993,000	3,866,000
Total	$144,125,000	$162,450,000

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31:

	2013	2012
United States	$24,285,000	$17,508,000
Mexico	32,193,000	34,050,000
Total	$56,478,000	$51,558,000

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

As of December 31, 2013, the Company owned 15 compression-molding presses in its Columbus, Ohio facility; 17 presses in its Matamoros, Mexico facility; and 8 presses in its Gaffney, South Carolina facility. The Company's compression molding presses range in size from 250 to 4,500 tons. The Company installed one new 1,500 ton press at its Gaffney facility in 2013 and will complete installation of two additional presses in each of its Columbus and Gaffney facilities during the first half of 2014. This compression molding capacity expansion is being completed to support the Company's new business award from Volvo and to provide capacity for future growth.

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

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog of four weeks of expected shipments, was approximately $14.4 (all of which the Company shipped during the first quarter of 2014) and $12.0 million at December 31, 2013 and 2012, respectively.

CAPACITY CONSTRAINTS

Capacity utilization is measured based on a standard work week of five days per week, three-shifts per day. During times when demand exceeds a five day, three-shift capacity, the Company will work weekends to create additional capacity.

The Company produces SMC utilizing one production line. The approximate SMC production line capacity utilization was 84% and 75% for the years ended December 31, 2013 and 2012, respectively.  Capacity utilization for the fourth quarter 2013 was approximately 100%.  In January 2014, the Company placed an order for an additional SMC production line to increase capacity and provide for more flexibility.  This SMC capacity expansion is expected to approximately double the Company’s SMC production capacity.

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina and the SMC molding portion at the Matamoros, Mexico facility.  The combined approximate large press capacity utilization for the molding of production products in these production facilities was 55% and 60% for the years ended December 31, 2013 and 2012, respectively.  The Company owned 20 large molding presses at December 31, 2013.

Capacity utilization for the fourth quarter 2013 at the Company's Columbus, Ohio and Gaffney, South Carolina facilities was 70% and 100%, respectively. In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company ordered five new compression molding presses in March of 2013.  The new presses range in size from 1,500 to 3,000 tons and will be installed at the Company's Columbus, Ohio and Gaffney, South Carolina facilities.  One press was installed and placed in service at the end of 2013 and the remaining presses are expected to be placed in service by mid 2014.

The capacity of production in the Batavia, Ohio facility and the spray-up, hand-lay-up and RTM portion at the Matamoros, Mexico facility are not linked directly to equipment capacities, due to the nature of the products produced.  Capacity of these operations is tied to available floor space and the availability of personnel.  The approximate capacity utilization for these operations was 55% and 76% for the years ended December 31, 2013 and 2012, respectively.

The Company has been required at times to run up to a three shift/seven day operation to meet its customers' production requirements.  The Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements.  Based on industry analysts' forecasts for medium and heavy-duty truck production levels, recent and forecasted customer requirements, as well as the expected completion of the Company's capacity expansions, as noted above, the Company anticipates running a three shift/seven day schedule, from time to time, to meet customer production requirements in 2014.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $9.3 million and $8.3 million in 2013 and 2012, respectively. Capital expenditures in 2013 and 2012 primarily consisted of building improvements, progress payments toward new compression molding presses, and purchases of production equipment to manufacture parts.

Product development is a continuous process at the Company. Research and development activities focus on developing new material formulations, new structural plastic products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $466,000 and $449,000 in 2013 and 2012, respectively.

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

The Ohio Environmental Protection Agency (“Ohio EPA”) has issued Core Molding Technologies Title V Operating Permits for its Columbus, Ohio facility and its Batavia, Ohio facility.  The South Carolina Department of Health and Environmental Control has also issued a Title V Operating Permit for the Gaffney, South Carolina facility. Core Molding Technologies has substantially complied with the requirements of these permits.

The Company holds various environmental operating permits for its production facility in Matamoros, Mexico as required by U.S. and Mexican state and federal regulations. The Company has substantially complied with all requirements of these operating permits.

EMPLOYEES

As of December 31, 2013, the Company employed a total of 1,458 employees, which consists of 688 employees in its United States operations and 770 employees in its Mexico operations. Of these 1,458 employees, 281 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 7, 2016, and 670 employees at the Company's Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2015.

PATENTS, TRADE NAMES, AND TRADEMARKS

The Company will evaluate, apply for, and maintain patents, trade names, and trademarks where it believes that such patents, trade names, and trademarks are reasonably required to protect its rights in its products.  The Company has increased its activity related to trademark protection in recent years, including the federal regulation of the trademarks Featherlite® and Airilite®. However, the Company does not believe that any single patent, trade name, or trademark or related group of such rights is materially important to its business or its ability to compete.
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

Our business has concentration risks associated with significant customers.

Sales to two customers constituted approximately 68% of our 2013 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with three customers accounted for 71% of accounts receivable at December 31, 2013.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate impacting their ability to pay their receivables to our Company our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

We are continuing to engage in efforts intended to strengthen and expand our relations with significant customers, as well as provide support for our entire customer base. We have supported our position with customers through direct and active contact through our sales, quality, engineering, and operational personnel. We cannot make any assurances that we will maintain or improve our customer relationships, whether these customers will continue to do business with us as they have in the past or whether we will be able to supply these customers or any of our other customers at current levels.

Our business is affected by the cyclical nature of the industries and markets that we serve.

The North American heavy and medium-duty truck industries are highly cyclical. In 2013, approximately 81% of product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

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

We must continue to meet our customers' demand for on-time delivery of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively, poor management of our Company or one or more of its plants and an unforeseen spike in demand for our products which would create capacity constraints, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations, or financial condition.

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

As of December 31, 2013, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 65% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 7, 2016 and January 16, 2015, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

It is possible that various proposed legislative or regulatory initiatives related to climate changes, such as cap-and-trade systems, increased limits on emissions of greenhouse gases and fuel efficiency standards, or other measures, could in the future have a material impact on us, our customers, or the markets we serve, thereby resulting in a material adverse effect on our financial condition or results of operation. For example, customers in the transportation (automotive and truck) industry could be required to incur greater costs in order to comply with such initiatives, which could have an adverse impact on their profitability or viability. This could in turn lead to further changes in the structure of the transportation industry that could reduce demand for our products. We are also reliant on energy to manufacture our products, with our operating costs being subject to increase if energy costs rise. During periods of higher energy costs we may not be able to recover our operating cost increases through production efficiencies and price increases. While we may hedge our exposure to higher prices via future energy purchase contracts, increases in energy prices for any reason (including as a result of new initiatives related to climate change) will increase our operating costs and likely reduce our profitability.

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

Our facilities are located in close proximity to our customers in order to minimize both our customer's and our own costs. If any of our customers were to move or if nearby facilities are closed, that may impact our ability to remain competitive. Additionally, our competitors could build a facility that is closer to our customers' facilities which may provide them with a geographic advantage. Any of these events might require us to move closer to our customers, build new facilities or shift production between our current facilities to meet our customers' needs, resulting in additional cost and expense.

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

We operate a manufacturing facility in Matamoros, Mexico and, as a result, a significant portion of our business and operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions and political conditions inherent in Mexico, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of certain foreign assets and liabilities are affected by fluctuations in Mexican currency exchange rates, which may favorably or adversely affect reported earnings. Having transferred certain of our production lines to Matamoros, Mexico in recent years, our operations in Mexico have increased materially, and accordingly our exposure to the aforementioned risks relating to foreign operations has increased. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition, or cash flows.

Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition and results of operations.

In recent years, financial markets experienced turmoil and uncertainty. Disruptions in the financial markets could have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders were to be impaired. Disruptions in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. Disruptions in the financial markets may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers' ability to finance the sale of new trucks or our suppliers' ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns three production facilities that are situated in Columbus, Ohio, Gaffney, South Carolina and Matamoros, Mexico, and leases a production facility in Batavia, Ohio and a distribution center in Brownsville, Texas.

The Columbus, Ohio plant is located at 800 Manor Park Drive on approximately 28 acres of land. The Company acquired the property at 800 Manor Park Drive in 1996 as a result of the Asset Purchase Agreement with Navistar. The Company will add approximately 6,000 square feet to the Columbus plant during 2014 in connection with its SMC capacity expansion. The current 332,000 square feet of available floor space at the Columbus, Ohio plant is comprised of the following:

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

The Company leases a production plant in Batavia, Ohio located at 4174 Half Acre Road on approximately 9 acres of land. The current 7-year operating lease agreement expires in July 2019. The approximate 108,000 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

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

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2013	$14.00	$9.35
Third Quarter	2013	9.64	8.50
Second Quarter	2013	9.52	8.30
First Quarter	2013	9.30	6.35

Fourth Quarter	2012	$7.44	$6.50
Third Quarter	2012	8.38	7.27
Second Quarter	2012	9.55	7.23
First Quarter	2012	10.04	8.12

The Company's common stock was held by 325 holders of record on March 14, 2014.

The Company made no payments of cash dividends during 2013 and 2012. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2013:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Grants	Weighted Average Exercise Price of Outstanding Options or Restricted Grants	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	326,031	$5.18	1,679,846

There were no stock repurchases by the Company during the three months ended December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Core Molding Technologies Inc., the S&P Smallcap 600 Index,
and the S&P Construction & Farm Machinery & Heavy Trucks Index

$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
Core Molding Technologies Inc.
S&P Smallcap 600
S&P Construction & Farm Machinery & Heavy Trucks

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
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

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Operating Data:
Product sales	$134,096	$149,698	$138,845	$89,903	$76,167
Tooling sales	10,029	12,752	4,576	10,355	7,172
Net sales	144,125	162,450	143,421	100,258	83,339
Gross margin	23,574	25,848	29,883	16,349	11,425
Income before interest and taxes	10,114	12,490	16,944	6,417	2,485
Net income	6,866	8,190	10,526	2,433	1,107
Earnings Per Share Data:
Net income per common share:
Basic	$0.95	$1.15	$1.51	$0.36	$0.16
Diluted	$0.92	$1.11	$1.44	$0.34	$0.16
Balance Sheet Data:
Total assets	$97,121	$91,849	$93,298	$79,062	$79,176
Working capital	17,869	18,639	16,983	14,916	13,587
Long-term debt	2,429	5,743	9,477	13,581	17,733
Stockholders' equity	67,448	57,998	50,096	38,064	30,232
Return on beginning equity	12%	16%	28%	8%	4%
Book value per share	$9.22	$8.13	$7.11	$5.53	$4.45

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
OVERVIEW

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to medium and heavy-duty truck markets accounted for 81% and 85% of the Company’s sales for the years ended December 31, 2013 and 2012, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Core Molding Technologies recorded net income in 2013 of $6,866,000, or $0.95 per basic and $0.92 per diluted share, compared with net income of $8,190,000, or $1.15 per basic and $1.11 per diluted share, in 2012. Product sales in 2013 decreased 10% from 2012 product sales. This resulted primarily from decreased demand from North American heavy and medium-duty truck customers. Partially offsetting these decreases were increases in sales to Volvo from new business awards, as well as increased sales to customers in the automotive and marine industries.

Looking forward, the Company anticipates 2014 sales levels to increase as compared to 2013, as industry analysts are forecasting moderate increases in truck production for 2014. The Company's sales will also benefit from the full year impact of the new business award from Volvo, which is expected to produce $26,000,000 to $30,000,000 of revenue annually. Products sales from the new business award with Volvo amounted to approximately $6,600,000 during 2013.

RESULTS OF OPERATIONS

2013 COMPARED WITH 2012

Net sales for 2013 totaled $144,125,000, representing a 11% decrease from the $162,450,000 reported for 2012. Included in total sales were tooling project sales of $10,029,000 for 2013 and $12,752,000 for 2012. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2013, excluding tooling project sales, totaled $134,096,000, representing a 10% decrease from the $149,698,000 reported for 2012. Awards of new business had a favorable impact on product sales of approximately $10,000,000 during 2013. Lower demand for the Company's existing products as well as lower sales for certain products reaching the end of their production life from customers in the medium and heavy-duty truck market had an unfavorable impact on product sales of approximately $25,000,000 during 2013.

Sales to Navistar in 2013 totaled $47,356,000, compared to $63,303,000 reported for 2012. Included in total sales are tooling sales of $972,000 and $8,301,000 for 2013 and 2012, respectively. Product sales to Navistar decreased by 16% in 2013 as compared to 2012 due to an overall decline in demand from Navistar.

Sales to PACCAR in 2013 totaled $50,154,000, compared to $57,252,000 reported for 2012. Included in total sales are tooling sales of $7,370,000 and $1,728,000 for 2013 and 2012, respectively. Product sales to PACCAR decreased 23% in 2013 as compared to 2012 primarily due to decreased demand from PACCAR as well as lower sales for certain products reaching the end of their production life.

Sales to other customers in 2013 totaled $46,615,000, increasing 11% from $41,895,000 reported for 2012. Included in total sales are tooling sales of $1,687,000 and $2,723,000 in 2013 and 2012, respectively. Product sales to other customers increased $5,756,000 or 15% in 2013 as compared to 2012. The increase was primarily due to sales from the new business award with Volvo. Additionally, increased sales from customers in the automotive and marine industries were offset by decreases from other customers in the medium and heavy-duty truck industry.

Gross margin was approximately 16% of sales in both 2013 and 2012. During 2013, lower absorption of fixed costs of production negatively impacted gross margin as a percent of sales by approximately 1%, due to reduced sales volume. Comparatively, gross margin for 2012 was unfavorably impacted by 1% of sales due to start-up costs and production inefficiencies at the Company’s Warsaw, Kentucky facility which was closed in October 2012.

Selling, general and administrative expense (“SG&A”) totaled $13,460,000 in 2013, compared to $13,358,000 in 2012. Labor and benefit costs increased $460,000 and outside service costs increased by $173,000. These increases were partially offset by lower profit sharing expense of $364,000 and lower travel costs of $150,000.

Net interest expense totaled $214,000 for the year ended December 31, 2013, compared to net interest expense of $334,000 for the year ended December 31, 2012. Capitalized interest related to facility and capacity expansion projects reduced interest expense by $63,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively. Reductions in outstanding loan balances due to regularly scheduled principal payments, lower outstanding balances on the revolving line of credit, and lower interest rates reduced interest expense by $194,000. Favorable mark to market adjustments on the Company's interest rate swaps and less loss amortization from accumulated other comprehensive income, due to the expiration of the IDRB interest rate swap, had a favorable impact on interest expense of $37,000.

Income tax expense was approximately 31% and 33% of total income before income taxes in 2013 and 2012, respectively. The primary reason for the decrease in income tax as a percent of total income for 2013 was due to a one-time $240,000 favorable credit to deferred income taxes associated with Mexican tax reform enacted in December 2013.

Net income for 2013 was $6,866,000 or $0.95 per basic and $0.92 per diluted share, compared with net income of $8,190,000 or $1.15 per basic and $1.11 per diluted share for 2012.

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

Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 revolving line of credit; (4) a $2,678,563 term loan to refinance an existing term loan; and (5) a letter of credit in an undrawn face amount of $3,332,493 with respect to the Company’s existing industrial development revenue bond financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.

On March 27, 2013, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any sheet molding compound manufacturing capacity expansion; (3) to extend the commitment period for the revolving line of credit to May 31, 2015; and (4) to cancel, effective immediately, the unused $10,000,000 Mexican Expansion Revolving Loan that was added as part of the sixth amendment to the Credit Agreement, which had a zero balance at December 31, 2012 and was scheduled to expire on May 31, 2013.

On October 31, 2013, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. DE R.L. DE C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates on Eurodollar Loans and Daily Libor Loans to 160 basis points from 175 basis points.

Cash provided by operating activities totaled $6,917,000 for the year ended December 31, 2013. Net income of $6,866,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization contributed $4,878,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $4,887,000. Changes in working capital primarily relate to a increase in accounts receivable due to increased product sales in the fourth quarter of 2013 as compared to the fourth quarter of 2012, as well as higher inventory levels. These were partially offset by increased accounts payable and accrued and other liabilities, which includes income taxes.

Cash used in investing activities totaled $9,240,000 for the year ended December 31, 2013, consisting of $9,332,000 of capital investment related to capacity expansions, and equipment purchases for the Company’s production facilities. Proceeds from the sale of property and equipment totaling $92,000 for the year ended December 31, 2013. The Company anticipates spending up to $13,000,000 during 2014 on property, plant and equipment purchases for all of the Company's operations, including approximately $9,700,000 related to the completion of its compression molding and SMC compounding capacity expansions. The Company anticipates using cash from operations and its revolving line of credit to finance this capital investment. At December 31, 2013, purchase commitments for capital expenditures in progress were $4,629,000.

Cash used in financing activities totaled $3,249,000 for the year ended December 31, 2013, which included $3,734,000 of scheduled repayments of principal on the Company’s Mexican loan, capex loan and industrial development revenue bond. Proceeds from the exercise of stock options and reductions in taxes payable due to disqualified dispositions and vesting of restricted stock contributed to cash flow by $410,000 and $409,000, respectively. Purchases of treasury stock to satisfy tax withholding requirements on vested restricted stock reduced cash flow from financing activities by $334,000.

At December 31, 2013, the Company had cash on hand of $2,266,000 and an available revolving line of credit of $18,000,000. Management believes that cash flow from operating activities and available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs. If a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2013, the Company was in compliance with its financial covenants.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2013:

	2014	2015 – 2016	2017 – 2018	2019 and after	Total
Long-term debt	$3,314,000	$2,429,000	$—	$—	$5,743,000
Interest	224,000	152,000	—	—	376,000
Operating lease obligations	528,000	917,000	768,000	192,000	2,405,000
Contractual commitments for capital expenditures (A)	4,629,000	—	—	—	4,629,000
Post retirement benefits	943,000	836,000	708,000	4,287,000	6,774,000
Total	$9,638,000	$4,334,000	$1,476,000	$4,479,000	$19,927,000

(A) Includes $709,000 recorded on the balance sheet in accounts payable at December 31, 2013.

Interest is calculated based on the effective interest rates on the Company’s borrowing arrangements reflective of the interest rate swap agreement in place for the long-term borrowings. As of December 31, 2013, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, goodwill and other long-lived assets, self-insurance, post retirement benefits, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $141,000 at December 31, 2013 and $258,000 at December 31, 2012. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $973,000 at December 31, 2013 and $984,000 at December 31, 2012.

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for excess and obsolete inventory of $792,000 at December 31, 2013 and $987,000 at December 31, 2012.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2013 and 2012.

Goodwill

Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value, less any costs associated with the final settlement. There was no impairment of the Company's goodwill for the years ended December 31, 2013 and 2012.

Self-Insurance

The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2013 and December 31, 2012 of $1,092,000 and $1,065,000, respectively.

Post Retirement Benefits

Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $6,774,000 at December 31, 2013 and $9,987,000 at December 31, 2012.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2013, the Company had a net liability related to tooling in progress of $334,000, which represents approximately $3,344,000 of progress tooling billings and $3,010,000 of progress tooling expenses. At December 31, 2012 the Company had a net liability related to tooling in progress of $3,000, which represents approximately $6,624,000 of progress tooling billings and $6,621,000 of progress tooling expenses.

Income Taxes

Management assesses the need for a a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.

The Consolidated Balance Sheets at December 31, 2013 and December 31, 2012 include a deferred tax asset of $1,911,000 and $3,164,000, respectively. An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that the Company is and will continue as a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its major customers, and any recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset.

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

Core Molding Technologies has the following four items that are sensitive to market risks: (1) Revolving Line of Credit and Mexican Loan payable under the Credit Agreement which bears a variable interest rate; (2) Capex Loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%);

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

Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit would impact the interest paid by the Company, as the interest rate on these loans is based upon LIBOR, however, it would not have a material effect on earnings before taxes.

A 10% change in future interest rate curves would impact the fair value of the Company’s interest rate swap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Core Molding Technologies, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP
Columbus, Ohio
March 20, 2014

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2013	2012
Net sales:
Products	$134,096,000	$149,698,000
Tooling	10,029,000	12,752,000
Total net sales	144,125,000	162,450,000

Total cost of sales	120,551,000	136,602,000

Gross margin	23,574,000	25,848,000

Total selling, general and administrative expense	13,460,000	13,358,000

Income before interest and taxes	10,114,000	12,490,000

Interest expense	214,000	334,000

Income before income taxes	9,900,000	12,156,000

Income taxes:
Current	2,755,000	3,956,000
Deferred	279,000	10,000
Total income taxes	3,034,000	3,966,000

Net income	$6,866,000	$8,190,000

Net income per common share:
Basic	$0.95	$1.15
Diluted	$0.92	$1.11
Weighted average shares outstanding:
Basic	7,220,000	7,104,000
Diluted	7,435,000	7,379,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012
Net income	$6,866,000	$8,190,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	36,000	83,000
Income tax expense	(12,000)	(28,000)

Post retirement benefit plan adjustments:
Net actuarial (loss) gain	3,118,000	(633,000)
Prior service costs	(496,000)	(496,000)
Income tax benefit (expense)	(961,000)	384,000

Comprehensive income	$8,551,000	$7,500,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$2,266,000	$7,838,000
Accounts receivable (less allowance for doubtful accounts: December 31, 2013 - $141,000; December 31, 2012 - $258,000)	22,069,000	14,623,000
Inventories:
Finished goods	1,739,000	1,664,000
Work in process	1,515,000	1,450,000
Stores	7,573,000	6,851,000
Total inventories, net	10,827,000	9,965,000

Deferred tax asset-current portion	1,615,000	1,698,000
Foreign sales tax receivable	1,324,000	1,268,000
Income taxes receivable	327,000	1,271,000
Prepaid expenses and other current assets	822,000	1,063,000
Total current assets	39,250,000	37,726,000

Property, plant and equipment — net	56,478,000	51,558,000

Deferred tax asset	296,000	1,466,000
Goodwill	1,097,000	1,097,000
Other assets	—	2,000
Total Assets	$97,121,000	$91,849,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,314,000	$3,734,000
Current portion of interest rate swaps	71,000	114,000
Accounts payable	9,625,000	6,871,000
Tooling in progress	334,000	3,000
Current portion of post retirement benefits liability	943,000	1,065,000
Accrued liabilities:
Compensation and related benefits	5,952,000	6,284,000
Taxes	199,000	260,000
Other	943,000	756,000
Total current liabilities	21,381,000	19,087,000

Long-term debt	2,429,000	5,743,000
Interest rate swaps	32,000	99,000
Post retirement benefits liability	5,831,000	8,922,000
Total Liabilities	29,673,000	33,851,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at December 31, 2013 and December 31, 2012	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,318,773 at December 31, 2013 and 7,130,804 at December 31, 2012	73,000	71,000
Paid-in capital	26,757,000	25,526,000
Accumulated other comprehensive income, net of income taxes	4,872,000	3,187,000
Treasury stock	(27,082,000)	(26,748,000)
Retained earnings	62,828,000	55,962,000
Total Stockholders’ Equity	67,448,000	57,998,000
Total Liabilities and Stockholders’ Equity	$97,121,000	$91,849,000
See notes to consolidated financial statements.
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
for the Years Ended December 31, 2013 and 2012

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	7,048,069	$70,000	$24,872,000	$3,877,000	$(26,495,000)	$47,772,000	$50,096,000
Net income						8,190,000	8,190,000
Change in post retirement benefits, net of tax of $384,000				(745,000)			(745,000)
Change in interest rate swaps, net of tax of $28,000				55,000			55,000
Common stock issued	25,775		81,000				81,000
Excess tax benefit — equity transactions			163,000				163,000
Purchase of treasury stock	(31,455)				(253,000)		(253,000)
Restricted stock vested	88,415	1,000					1,000
Share-based compensation			410,000				410,000
Balance at December 31, 2012	7,130,804	$71,000	$25,526,000	$3,187,000	$(26,748,000)	$55,962,000	$57,998,000
Net income						6,866,000	6,866,000
Change in post retirement benefits, net of tax of $961,000				1,661,000			1,661,000
Change in interest rate swaps, net of tax of $12,000				24,000			24,000
Common stock issued	132,725	1,000	409,000				410,000
Excess tax benefit — equity transactions			409,000				409,000
Purchase of treasury stock	(36,329)				(334,000)		(334,000)
Restricted stock vested	91,573	1,000					1,000
Share-based compensation			413,000				413,000
Balance at December 31, 2013	7,318,773	$73,000	$26,757,000	$4,872,000	$(27,082,000)	$62,828,000	$67,448,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$6,866,000	$8,190,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,878,000	4,523,000
Deferred income taxes	279,000	(782,000)
Mark-to-market of interest rate swaps	(73,000)	(64,000)
Share-based compensation	413,000	410,000
Loss on disposal of assets	5,000	—
Loss on foreign currency translation and transaction	27,000	4,000
Change in operating assets and liabilities:
Accounts receivable	(7,446,000)	7,425,000
Inventories	(862,000)	1,444,000
Taxes receivable	944,000	(1,271,000)
Prepaid and other assets	93,000	(558,000)
Accounts payable	2,259,000	(2,099,000)
Accrued and other liabilities	125,000	(2,593,000)
Post retirement benefits liability	(591,000)	169,000
Net cash provided by operating activities	6,917,000	14,798,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,332,000)	(8,258,000)
Proceeds from sale of property and equipment	92,000	777,000
Net cash used in investing activities	(9,240,000)	(7,481,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(47,369,000)
Gross borrowings on revolving line of credit	—	47,369,000
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(1,714,000)	(1,714,000)
Payment of principal on industrial development revenue bond	(420,000)	(790,000)
Excess tax benefit from equity incentive plans	409,000	163,000
Payments related to the purchase of treasury stock	(334,000)	(253,000)
Proceeds from issuance of common stock	410,000	81,000
Net cash used in financing activities	(3,249,000)	(4,113,000)

Net change in cash and cash equivalents	(5,572,000)	3,204,000

Cash and cash equivalents at beginning of year	7,838,000	4,634,000

Cash and cash equivalents at end of year	$2,266,000	$7,838,000

Cash paid for:
Interest (net of amounts capitalized)	$204,000	$284,000
Income taxes	$1,296,000	$4,734,000
Non Cash:
Fixed asset purchases in accounts payable	$709,000	$241,000
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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Significant estimates relate to allowances for doubtful accounts, inventory reserves, self-insurance reserves related to healthcare and workers compensation, deferred taxes, post retirement benefits, goodwill and long-lived assets. Actual results could differ from those estimates.

Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2013, the Company had a net liability related to tooling in progress of $334,000, which represents approximately $3,344,000 of progress tooling billings and $3,010,000 of progress tooling expenses. At December 31, 2012, the Company had a net liability related to tooling in progress of $3,000, which represents approximately $6,624,000 of progress tooling billings and $6,621,000 of progress tooling expenses.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $2,266,000 at December 31, 2013 and $7,838,000 at December 31, 2012.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $141,000 at December 31, 2013 and $258,000 December 31, 2012. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $973,000 at December 31, 2013 and $984,000 at December 31, 2012. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $792,000 at December 31, 2013 and $987,000 at December 31, 2012.

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

Depreciation expense was $4,783,000 and $4,421,000 for 2013 and 2012, respectively. The Company capitalized interest costs of approximately $63,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2013 and 2012.

Goodwill - Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” There was no impairment of the Company's goodwill for the years ended December 31, 2013 and 2012.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 10.

Self-Insurance - The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2013 and December 31, 2012 of $1,092,000 and $1,065,000, respectively.

Fair Value of Financial Instruments - The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 14.

Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. Sales to two major customers comprised 68% and 74% of total sales in 2013 and 2012, respectively (see Note 4). Concentrations of accounts receivable balances with three customers accounted for 71% and 75% of accounts receivable at December 31, 2013 and 2012, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to certain customers' manufacturing and service locations in Mexico and Canada totaled 34% and 29% of total sales for 2013 and 2012, respectively.

As of December 31, 2013, the Company employed a total of 1,458 employees, which consisted of 688 employees in its United States operations and 770 employees in its Mexican operations. Of these 1,458 employees, 281 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August

7, 2016, and 670 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2015.

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

Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $466,000 in 2013 and $449,000 in 2012.

Foreign Currency Adjustments - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Foreign currency translation and transaction losses included in selling, general and administrative expense totaled $27,000 and $4,000 in 2013 and 2012, respectively.

Reclassifications - Certain items previously reported have been reclassified to conform to the current year's reporting format. These reclassifications had no effect on net income or shareholders' equity as previously reported.

Recent Accounting Pronouncements - In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company's consolidated financial position, results of operations or cash flows.

3. Net Income per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income per common share is as follows:

	December 31,
	2013	2012
Net income	$6,866,000	$8,190,000

Weighted average common shares outstanding — basic	7,220,000	7,104,000
Effect of dilutive securities	215,000	275,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,435,000	7,379,000

Basic net income per common share	$0.95	$1.15
Diluted net income per common share	$0.92	$1.11

At December 31, 2013 and 2012, all unexercised stock options were included in diluted earnings per share.

4. Major Customers

The Company had two major customers during 2013 and 2012, Navistar, Inc. (“Navistar”), and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales. The loss of a significant portion of sales to Navistar or PACCAR would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2013	2012
Navistar product sales	$46,384,000	$55,002,000
Navistar tooling sales	972,000	8,301,000
Total Navistar sales	47,356,000	63,303,000

PACCAR product sales	42,784,000	55,524,000
PACCAR tooling sales	7,370,000	1,728,000
Total PACCAR sales	50,154,000	57,252,000

Other product sales	44,928,000	39,172,000
Other tooling sales	1,687,000	2,723,000
Total other sales	46,615,000	41,895,000

Total product sales	134,096,000	149,698,000
Total tooling sales	10,029,000	12,752,000
Total sales	$144,125,000	$162,450,000

5. Foreign Operations

In conjunction with the Company's acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made in United States dollars, which totaled $61,612,000 in 2013 and $74,667,000 in 2012. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 23% of sales produced at the Matamoros operations in 2013 and 20% of sales of the Matamoros operations in 2012. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties including safety and security concerns inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.

All of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to our sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2013	2012
United States	$95,063,000	$115,226,000
Mexico	45,069,000	43,358,000
Canada	3,993,000	3,866,000
Total	$144,125,000	$162,450,000

The following table provides information related to the location of our property, plant and equipment, net, as of December 31:

	2013	2012
United States	$24,285,000	$17,508,000
Mexico	32,193,000	34,050,000
Total	$56,478,000	$51,558,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2013	2012
Land and land improvements	$5,098,000	$5,098,000
Buildings	36,651,000	36,556,000
Machinery and equipment	60,897,000	56,831,000
Tools, dies, and patterns	808,000	808,000
Additions in progress	5,953,000	454,000
Total	109,407,000	99,747,000
Less accumulated depreciation	(52,929,000)	(48,189,000)
Property, plant, and equipment - net	$56,478,000	$51,558,000

Additions in progress at December 31, 2013 and 2012 relate to equipment purchases that were not yet completed at year end. At December 31, 2013, commitments for capital expenditures in progress were $4,629,000 and included $709,000 recorded on the balance sheet in accounts payable. At December 31, 2012, commitments for capital expenditures in progress were $662,000, and included $241,000 recorded on the balance sheet in accounts payable. The Company capitalized interest of $63,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively.

7. Debt and Leases

Long-term debt consists of the following at:

	December 31, 2013	December 31, 2012
Capex loan payable to a bank, interest at a variable rate (1.77% and 1.96% at December 31, 2013 and 2012, respectively) with monthly payments of interest and principal over a seven-year period through May 2016.	$4,143,000	$5,857,000
Mexican loan payable to a bank, interest at a variable rate (1.73% and 1.94% at December 31, 2013 and 2012, respectively) with annual principal and monthly interest payments over a five-year period through January 2014. Paid in full January 2014.	1,600,000	3,200,000
Industrial Development Revenue Bond, interest adjustable weekly (0.30% at December 31, 2012), payable quarterly, principal due in variable quarterly installments through April 2013, secured by a bank letter of credit. Paid in full April 2013.	—	420,000
Revolving Line of Credit	—	—
Total	5,743,000	9,477,000
Less current portion	(3,314,000)	(3,734,000)
Long-term debt	$2,429,000	$5,743,000

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
On March 27, 2013, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any sheet molding compound manufacturing capacity expansion; (3) to extend the commitment period for the revolving line of credit to May 31, 2015; and (4) to cancel, effective immediately, the unused $10,000,000 Mexican Expansion Revolving Loan that was added as part of the sixth amendment to the Credit Agreement, which had no borrowings outstanding at December 31, 2012 and was scheduled to expire on May 31, 2013.
On October 31, 2013, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates on Eurodollar Loans and Daily Libor Loans to 160 basis points from 175 basis points.
Capex Loan

The $12,000,000 Capex loan was a construction draw loan that converted to a seven-year term loan with fixed monthly principal payments. Borrowings made pursuant to this loan bear interest, payable monthly at 30 day LIBOR plus 160 basis points. The 30 day LIBOR rate was 0.17% at December 31, 2013.

Mexican Loan

The $8,000,000 Mexican loan was also a construction draw loan to finance the production facility in Matamoros, Mexico that was converted to a term loan in July 2009. This commitment had an original term of five years with annual payments commencing

January 31, 2010. Borrowings made pursuant to this loan bear interest, payable annually at daily LIBOR plus 160 basis points. The daily LIBOR rate was 0.13% at December 31, 2013.

Industrial Development Revenue Bond

In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Development Revenue Bond (“IDRB”). The IDRB bears interest at a weekly adjustable rate and matured in April 2013. As security for the IDRB, the Company obtained a letter of credit from a commercial bank. The letter of credit expired in April 2013 upon final payment of the loan.

Revolving Line of Credit

At December 31, 2013, the Company had available an $18,000,000 variable rate revolving line of credit scheduled to mature on May 31, 2015. The revolving line of credit bears interest at daily LIBOR plus 160 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged).

Annual maturities of long-term debt are as follows:

2014	$3,314,000
2015	1,714,000
2016	715,000
Total	$5,743,000

Interest Rate Swaps

In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. The IDRB interest rate swap expired in April 2013 upon payment in full of the IDRB. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate (0.10% at December 31, 2012). During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $200,000 as of December 31, 2009, was amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap was a liability of $8,000 as of December 31, 2012. The Company recorded interest income of $8,000 and $44,000 for a mark-to-market adjustment of fair value related to this swap for the years ended December 31, 2013 and 2012, respectively. The notional amount of the swap at December 31, 2012 was $420,000.

On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives 30 day LIBOR (0.17% at December 31, 2013). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of December 31, 2013 and December 31, 2012 was a liability of $103,000 and $205,000, respectively. The Company recorded interest income of $102,000 and $74,000 for mark-to-market adjustments of fair value related to this swap for the years ended December 31, 2013 and 2012, respectively. The notional amount of the swap at December 31, 2013 and December 31, 2012 was $4,143,000 and $5,857,000, respectively.

For the years ended December 31, 2013 and 2012, interest expense includes expense of $110,000 and $170,000, respectively, for settlements related to the Company’s swaps.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2013, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

Leases

In September 2013, the Company renewed its operating lease agreement through July 2019 for the manufacturing facility located in Batavia, Ohio.

The Company leases a warehouse and distribution center in Brownsville, Texas under a 5-year operating lease agreement expiring in October 2017.

Total rental expense was $800,000 and $994,000 for 2013 and 2012, respectively. Included in rental expense are both operating lease payments and rental costs related to the use of equipment during the normal course of business under nonbinding terms. Future minimum operating lease payments are as follows:

2014	$528,000
2015	457,000
2016	460,000
2017	440,000
2018	328,000
2019	192,000
Total minimum lease payments	$2,405,000

8. Equity

Treasury Stock

On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of the Company's common stock, from Navistar in a privately negotiated transaction at $7.25 per share, for a total purchase price of $26,100,000. The Company also incurred approximately $115,000 in costs related to the stock repurchase agreement, which were recorded as part of the cost of its treasury stock. Navistar remains a major customer, accounting for approximately 33% and 39% of the Company's sales in 2013 and 2012, respectively.

During 2013 and 2012, employees surrendered 36,329 and 31,455 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

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

Stock Options

There were no grants of options in the years ended December 31, 2013 and 2012. Total compensation cost related to incentive stock options was $5,000 for each of the years ended December 31, 2013 and 2012. Compensation expense from incentive stock options is included in selling, general, and administrative expenses. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

During the years ended December 31, 2013 and 2012 Core Molding Technologies received approximately $410,000 and $81,000, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $825,000 and $144,000, respectively, in each of those years. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Tax benefit received as a result of disqualified dispositions was $300,000 and $52,000 for the years ended December 31, 2013 and 2012, respectively.

The following summarizes the activity relating to stock options under the plans mentioned above for the years ended December 31:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - beginning of year	374,875	$3.37	400,650	$3.35
Granted	—	—	—	—
Exercised	(132,725)	3.09	(25,775)	3.14
Forfeited	(14,400)	2.75	—	—
Outstanding - end of year	227,750	$3.57	374,875	$3.37
Exercisable at December 31	227,750	$3.57	360,475	$3.39
Vested or expected to vest at December 31	227,750	$3.57	374,875	$3.37

As of December 31, 2013, outstanding options had an aggregate intrinsic value of approximately $2,307,000 and a weighted average remaining contractual term of less than one year.

The following summarizes the status of, and changes to, unvested options during the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price
Unvested at December 31, 2011	20,100	$2.75
Granted	—	—
Vested	(5,700)	2.75
Forfeited	—	—
Unvested at December 31, 2012	14,400	2.75
Granted	—	—
Vested	—	—
Forfeited	(14,400)	2.75
Unvested at December 31, 2013	—	$—

At December 31, 2013, there were no unvested stock options and no unrecognized compensation cost related to stock options granted under the Original Plan.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Contractual Life in Years	Number of Options
$2.75	4,200	0.80	4,200
$3.21	160,550	0.10	160,550
$3.28	40,000	1.20	40,000
$6.40	18,000	1.80	18,000
$7.98	5,000	2.00	5,000
	227,750		227,750

Restricted Stock

In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of year	139,730	$6.77	173,556	$5.21
Granted	63,876	9.32	59,070	7.93
Vested	(91,573)	5.95	(88,415)	4.44
Forfeited	(13,752)	8.74	(4,481)	7.68
Unvested - end of year	98,281	$8.91	139,730	$6.77

At December 31, 2013 and 2012, there was $571,000 and $540,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.5 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2013 and 2012 was $408,000 and $405,000, respectively, and is recorded as selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair market value at the time of the grant over vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value on the vesting date. Tax benefits received for vested restricted stock in excess of the fair market value at grant date amounted to $109,000 and $111,000 for the years ended December 31, 2013 and 2012, respectively.

10. Income Taxes

Components of the provision for income taxes are as follows:

	2013	2012
Current:
Federal - US	$2,540,000	$3,633,000
Federal - Foreign	171,000	227,000
State and local	44,000	96,000
	2,755,000	3,956,000
Deferred:
Federal	496,000	10,000
Federal- Foreign	(240,000)	—
State and local	23,000	—
	279,000	10,000
Provision for income taxes	$3,034,000	$3,966,000

A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the years ended December 31 is as follows:

	2013	2012
Provision at federal statutory rate - US	$3,366,000	$4,133,000
Effect of Mexican tax law change	(240,000)	—
Effect of foreign taxes	(192,000)	(169,000)
State and local tax expense, net of federal benefit	44,000	59,000
Other	56,000	(57,000)
Provision for income taxes	$3,034,000	$3,966,000

In December 2013, Mexican legislature approved tax reform that will be effective with tax years beginning January 1, 2014. The new tax reform eliminated the Mexican IETU (Flat Rate Business Tax), under which the Company has historically been taxed. As a result of the approved tax reform in Mexico, the Company will now be subject to taxation under Mexico's income tax regime. Accordingly, during the fourth quarter of 2013, the Company recorded a net deferred tax asset on its balance sheet and a credit to deferred tax expense of $240,000 for net deductions expected to be realized in future years as a result of this Mexican tax reform.
Certain tax benefits related to incentive stock options and vesting of restricted stock recorded directly to additional paid in capital totaled $409,000 and $163,000 for the years ended December 31, 2013 and 2012, respectively.

The Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012 include a net deferred tax asset of $1,911,000 and $3,164,000, respectively. The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Deferred tax assets consist of the following at December 31:

	2013	2012
Current asset (liability):
Accrued liabilities	$742,000	$661,000
Accounts receivable	400,000	446,000
Inventory	576,000	678,000
Other, net	(103,000)	(87,000)
Total current asset	1,615,000	1,698,000

Non-current asset (liability):
Property, plant, and equipment	(2,030,000)	(2,080,000)
Post retirement benefits	2,554,000	3,662,000
Other, net	(228,000)	(116,000)
Total non-current asset	296,000	1,466,000
Total deferred tax asset - net	$1,911,000	$3,164,000

At December 31, 2013, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $5,072,000 of the Company's Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.

At December 31, 2013 and 2012 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

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

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2013 and 2012 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012, and December 31, 2011, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2013	2012		2013	2012
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Green as of 12/31/12	Green as of 12/31/11	No	$464,000	$443,000	No	8/17/2016
			Total Contributions:		$464,000	$443,000

(A) The National Pension Plan utilized a five year amortization extension in accordance with § 431(d) of the Internal Revenue Code of 1986 ("the Code") to amortize its losses from 2008. The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2012. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week, at the following rates: $1.20 per hour from August 8, 2011 through August 12, 2012; $1.25 per hour from August 13, 2012 through August 10, 2013; $1.30 per hour from August 11, 2013 through August 10, 2014; $1.35 per hour from August 11, 2014 through August 9, 2015; and $1.40 per hour from August 10, 2015 through August 17, 2016.

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

The Company also sponsors a post retirement health and life insurance benefit plan for certain union retirees of its Columbus, Ohio production facility. On August 7, 2010, the Company entered into a new collective bargaining agreement with union-represented employees at the Company’s Columbus, Ohio production facility. As part of the new agreement, the post retirement health and life insurance benefits for all current and future represented employees who were not retired as of August 7, 2010 were eliminated in exchange for a one-time cash payment of $1,257,000. Individuals who retired prior to August 7, 2010 remain eligible for post retirement health and life insurance benefits.

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2012 and 2013, and will result in net periodic benefit cost reductions of approximately $496,000 in 2014 and each year thereafter during the amortization period, as well as lower interest costs associated with the reduced post retirement benefits liability.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2013 and 2012 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$9,987,000	$9,582,000
Interest cost	332,000	364,000
Unrecognized (gain) loss	(2,917,000)	792,000
Benefits paid	(628,000)	(751,000)
Benefit obligation at end of year	$6,774,000	$9,987,000
Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(8,586,000)	$(9,082,000)
Net loss	1,477,000	4,595,000
Total	$(7,109,000)	$(4,487,000)
Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	4.6%	3.6%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Pension expense:
Multi-employer plan	$464,000	$443,000
Defined contribution plans	571,000	527,000
Total pension expense	1,035,000	970,000

Health and life insurance:
Interest cost	332,000	364,000
Amortization of prior service costs	(496,000)	(496,000)
Amortization of net loss	201,000	159,000
Net periodic benefit cost	37,000	27,000
Total post retirement benefits expense	$1,072,000	$997,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2013, the Company recognized a net actuarial gain of $2,917,000 in other comprehensive income. For the year ended December 31, 2012, the Company recognized a net actuarial loss of $792,000 in other comprehensive loss.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2013 and 2012 were a net credit of $7,109,000 and $4,487,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2014 consists of a prior service credit of $496,000, and a net loss of $47,000. In addition, 2014 interest expense related to post retirement healthcare is expected to be $277,000, for a total post retirement healthcare net gain of approximately $172,000 in 2014. The Company expects contributions in 2014 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2019 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$36,000	$(50,000)
Effect on post retirement benefit obligation	$504,000	$(826,000)

The estimated future benefit payments of the health care plan are as follows:

2014	$943,000
2015	$441,000
2016	$395,000
2017	$358,000
2018	$350,000
2019 - 2023	$1,837,000

12. Related Party Transactions

The Company has historically had a Comprehensive Supply Agreement with Navistar, that provides for the Company to be the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality, and delivery. The Company’s most recent Comprehensive Supply Agreement with Navistar expired on October 31, 2013, however the Company and Navistar have informally agreed to continue operating under the terms of the expired supply agreement while the parties continue working toward a new supply agreement.
In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock, from Navistar as detailed in Note 8. On August 16, 2013, Navistar sold its remaining 664,000 shares in a series of open market sales. Sales to Navistar were $47,356,000 in 2013 and $63,303,000 in 2012, of which $6,910,000 and $7,617,000 were included in accounts receivable as of December 31, 2013 and 2012, respectively.

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

The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and December 31, 2012:

Core Molding Technologies' derivative instruments included on the Consolidated Balance Sheets were as follows:

	Balance Sheet Location	December 31, 2013 Fair Value	December 31, 2012 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$103,000	$213,000

There were no non-recurring fair value measurements for the year ended December 31, 2013.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Year ended		December 31, 2013	December 31, 2012
Interest rate swaps	Interest expense	$73,000	$36,000

During 2013 and 2012, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 7, the Company discontinued the use of hedge accounting for its two interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the loss amortization on its remaining discontinued hedge will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $21,000, or $14,000 net of taxes.

15. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2013 and 2012:

	Losses on Interest Rate Swaps(A)	Post Retirement Benefit Plan Items(B)	Total
2012:
Balance at December 31, 2011	$(109,000)	$3,986,000	3,877,000
Other comprehensive income before reclassifications	—	(792,000)	(792,000)
Amounts reclassified from accumulated other comprehensive income	83,000	(337,000)	(254,000)
Income tax (expense) benefit	(28,000)	384,000	356,000
Balance at December 31, 2012	$(54,000)	$3,241,000	3,187,000

2013:
Balance at December 31, 2012	$(54,000)	$3,241,000	$3,187,000
Other comprehensive income before reclassifications	—	2,917,000	2,917,000
Amounts reclassified from accumulated other comprehensive income	36,000	(295,000)	(259,000)
Income tax (expense) benefit	(12,000)	(961,000)	(973,000)
Balance at December 31, 2013	$(30,000)	$4,902,000	$4,872,000

(A) The losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in interest expense on the Consolidated Statements of Income. The tax effect of losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 11 Post Retirement Benefits for additional details). The tax effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

16. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2013:
Product sales	$32,858,000	$32,146,000	$32,342,000	$36,750,000	$134,096,000
Tooling sales	1,504,000	2,535,000	5,092,000	898,000	10,029,000
Net sales	34,362,000	34,681,000	37,434,000	37,648,000	144,125,000
Gross margin	5,890,000	5,989,000	6,370,000	5,325,000	23,574,000
Income before interest and taxes	2,617,000	2,500,000	2,948,000	2,049,000	10,114,000
Net income	1,681,000	1,589,000	1,960,000	1,636,000	6,866,000
Net income per common share:
Basic	$0.24	$0.22	$0.27	$0.22	$0.95
Diluted	$0.23	$0.21	$0.26	$0.22	$0.92

2012:
Product sales	$44,331,000	$41,209,000	$32,149,000	$32,009,000	$149,698,000
Tooling sales	198,000	3,335,000	5,532,000	3,687,000	12,752,000
Net sales	44,529,000	44,544,000	37,681,000	35,696,000	162,450,000
Gross margin	7,631,000	7,026,000	4,989,000	6,202,000	25,848,000
Income before interest and taxes	4,018,000	3,439,000	1,957,000	3,076,000	12,490,000
Net income	2,635,000	2,341,000	1,151,000	2,063,000	8,190,000
Net income per common share:
Basic	$0.37	$0.33	$0.16	$0.29	$1.15
Diluted (1)	$0.36	$0.32	$0.16	$0.28	$1.11

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2014, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2014, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2014, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2014, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2014, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2014, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2013 and 2012	39

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

March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director (principal executive officer)	March 20, 2014

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2014

*
James L. Simonton	Director	March 20, 2014

*
Thomas R. Cellitti	Director	March 20, 2014

*
James F. Crowley	Director	March 20, 2014

*
Ralph O. Hellmold	Director	March 20, 2014

*
Matthew Jauchius	Director	March 20, 2014

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 20, 2014

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2013 and 2012.

Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2013	$258,000	$51,000	$—	$168,000	$141,000
Year Ended December 31, 2012	$236,000	$98,000	$—	$76,000	$258,000

(A) Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
10(a)	Supply Agreement, dated June 23, 2008 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10(a)(1)	Addendum to Supply Agreement, dated January 28, 2010 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a)(1) to Annual Report on Form 10-K for the year ended December 31, 2009

10(b)	Registration Rights Agreement, dated December 31, 1996, by and between Navistar International Transportation Corp. and various other persons who become parties pursuant to the agreement	Incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2001

10(c)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc and CoreComposites de Mexico, S De. R.L. de C.V. and KeyBank National Association	Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

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

10(c)(8)
Eighth Amendment Agreement, dated March 27, 2013, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 27, 2013

10(c)(9)
Ninth Amendment Agreement, dated October 31, 2013, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R.L. de C.V. and Keybank National Association

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 4, 2013

10(d)	Loan Agreement, dated April 1, 1998, by and between South Carolina Jobs — Economic Development Authority and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Location
10(e)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(f)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-8 (Registration No. 333-60909)

10(f)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(g)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003

10(g)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(h)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(i)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[2]	Filed Herein

10(j)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(k)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(l)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(n)	Form of Second Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and Stephen J. Klestinec[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2012

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

23	Consent of Crowe Horwath LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

Exhibit No.	Description	Location
32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 20, 2014, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 20, 2014, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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