Form 10-Q
period 2014-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2014-05-07
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☑
As of May 6, 2014, the latest practicable date, 7,596,461 shares of the registrant’s common stock were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,289,000	$2,266,000
Accounts receivable (less allowance for doubtful accounts: March 31, 2014 - $172,000; December 31, 2013 - $141,000)	27,448,000	22,069,000
Inventories:
Finished goods	1,416,000	1,739,000
Work in process	1,702,000	1,515,000
Stores	7,072,000	7,573,000
Total inventories, net	10,190,000	10,827,000

Deferred tax asset-current portion	1,615,000	1,615,000
Foreign sales tax receivable	1,372,000	1,324,000
Income taxes receivable	—	327,000
Prepaid expenses and other current assets	783,000	822,000
Tooling in progress	530,000	—
Total current assets	43,227,000	39,250,000

Property, plant and equipment — net	59,858,000	56,478,000
Deferred tax asset	296,000	296,000
Goodwill	1,097,000	1,097,000
Total Assets	$104,478,000	$97,121,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$4,837,000	$—
Current portion of long-term debt	1,714,000	3,314,000
Current portion of interest rate swaps	63,000	71,000
Accounts payable	12,992,000	9,625,000
Tooling in progress	—	334,000
Current portion of post retirement benefits liability	943,000	943,000
Accrued liabilities:
Compensation and related benefits	4,601,000	5,952,000
Taxes	500,000	199,000
Other	997,000	943,000
Total current liabilities	26,647,000	21,381,000

Long-term debt	2,000,000	2,429,000
Interest rate swaps	22,000	32,000
Post retirement benefits liability	5,720,000	5,831,000
Total Liabilities	34,389,000	29,673,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at March 31, 2014 and December 31, 2013	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,498,179 at March 31, 2014 and 7,318,773 at December 31, 2013	75,000	73,000
Paid-in capital	27,350,000	26,757,000
Accumulated other comprehensive income, net of income taxes	4,798,000	4,872,000
Treasury stock	(27,082,000)	(27,082,000)
Retained earnings	64,948,000	62,828,000
Total Stockholders’ Equity	70,089,000	67,448,000
Total Liabilities and Stockholders’ Equity	$104,478,000	$97,121,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales:
Products	$40,664,000	$32,858,000
Tooling	411,000	1,504,000
Total net sales	41,075,000	34,362,000

Total cost of sales	34,430,000	28,472,000

Gross margin	6,645,000	5,890,000

Total selling, general and administrative expense	3,529,000	3,273,000

Income before interest and taxes	3,116,000	2,617,000

Interest expense	32,000	89,000

Income before income taxes	3,084,000	2,528,000

Income tax expense	964,000	847,000

Net income	$2,120,000	$1,681,000

Net income per common share:
Basic	$0.29	$0.24
Diluted	$0.28	$0.23
Weighted average shares outstanding:
Basic	7,415,000	7,131,000
Diluted	7,468,000	7,386,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$2,120,000	$1,681,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	5,000	21,000
Income tax expense	(2,000)	(7,000)

Post retirement benefit plan adjustments:
Net actuarial loss	12,000	50,000
Prior service costs	(124,000)	(124,000)
Income tax benefit	35,000	21,000

Comprehensive income	$2,046,000	$1,642,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	7,318,773	$73,000	$26,757,000	$4,872,000	$(27,082,000)	$62,828,000	$67,448,000
Net income						2,120,000	2,120,000
Change in post retirement benefits, net of tax of $35,000				(77,000)			(77,000)
Change in interest rate swaps, net of tax of $2,000				3,000			3,000
Common stock issued- net	179,406	2,000	279,000				281,000
Excess tax benefit - equity transactions			223,000				223,000
Share-based compensation			91,000				91,000
Balance at March 31, 2014	7,498,179	$75,000	$27,350,000	$4,798,000	$(27,082,000)	$64,948,000	$70,089,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,120,000	$1,681,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,363,000	1,239,000
Deferred income taxes	—	(15,000)
Interest rate swaps — mark-to-market and amortization of losses	(13,000)	(21,000)
Share-based compensation	91,000	90,000
Loss (gain) on foreign currency translation and transaction	13,000	(34,000)
Change in operating assets and liabilities:
Accounts receivable	(5,379,000)	(2,480,000)
Inventories	637,000	715,000
Prepaid and other assets	(31,000)	(189,000)
Accounts payable	2,068,000	2,644,000
Taxes receivable	327,000	—
Accrued and other liabilities	(1,826,000)	(2,220,000)
Post retirement benefits liability	(223,000)	(100,000)
Net cash (used in) provided by operating activities	(853,000)	1,310,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,436,000)	(2,308,000)
Net cash used in investing activities	(3,436,000)	(2,308,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(6,361,000)	—
Gross borrowings on revolving line of credit	11,198,000	—
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(429,000)	(428,000)
Payment of principal on industrial development revenue bond	—	(210,000)
Excess tax benefit from equity plans	223,000	—
Proceeds from issuance of common stock	281,000	14,000
Net cash provided by (used in) financing activities	3,312,000	(2,224,000)

Net change in cash and cash equivalents	(977,000)	(3,222,000)

Cash and cash equivalents at beginning of period	2,266,000	7,838,000

Cash and cash equivalents at end of period	$1,289,000	$4,616,000

Cash paid (refunded) for:
Interest (net of amounts capitalized)	$40,000	$82,000
Income taxes	$(6,000)	$17,000
Non Cash:
Fixed asset purchases in accounts payable	$1,993,000	$145,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2013 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"), spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies maintains four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico.

The Company operates in one business segment as a manufacturer of SMC and molder of fiberglass reinforced plastics. The Company produces and sells SMC and molded products for varied markets, including light, medium and heavy-duty trucks, automobiles and automotive aftermarket, marine, construction and other commercial products.

2. Net Income per Common Share
Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income	$2,120,000	$1,681,000

Weighted average common shares outstanding — basic	7,415,000	7,131,000
Effect of dilutive securities	53,000	255,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,468,000	7,386,000

Basic net income per common share	$0.29	$0.24
Diluted net income per common share	$0.28	$0.23
All unexercised stock options were included in diluted earnings per share for the three months ended March 31, 2014 and 2013.

3. Major Customers
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC ("Volvo"), PACCAR, Inc. (“PACCAR”), and Yamaha Motor Manufacturing Corporation ("Yamaha") as of March 31, 2014. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Navistar product sales	$12,702,000	$12,238,000
Navistar tooling sales	11,000	29,000
Total Navistar sales	12,713,000	12,267,000

Volvo product sales	10,075,000	1,169,000
Volvo tooling sales	171,000	577,000
Total Volvo sales	10,246,000	1,746,000

PACCAR product sales	8,187,000	10,822,000
PACCAR tooling sales	205,000	649,000
Total PACCAR sales	8,392,000	11,471,000

Yamaha product sales	5,000,000	4,007,000
Yamaha tooling sales	—	—
Total Yamaha sales	5,000,000	4,007,000

Other product sales	4,700,000	4,622,000
Other tooling sales	24,000	249,000
Total other sales	4,724,000	4,871,000

Total product sales	40,664,000	32,858,000
Total tooling sales	411,000	1,504,000
Total sales	$41,075,000	$34,362,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Property, plant and equipment	$114,127,000	$109,407,000
Accumulated depreciation	(54,269,000)	(52,929,000)
Property, plant and equipment — net	$59,858,000	$56,478,000

Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Additions in progress were $7,955,000 and $5,953,000 at March 31, 2014 and December 31, 2013, respectively. The Company capitalized $22,000 and $0 of interest expense for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, and December 31, 2013, purchase commitments for capital expenditures in progress were $5,868,000 and $4,629,000, respectively.

5. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
Pension expense:
Multi-employer plan contributions	$165,000	$105,000
Defined contribution plan contributions	213,000	169,000
Total pension expense	378,000	274,000

Health and life insurance:
Interest cost	69,000	83,000
Amortization of prior service costs	(124,000)	(124,000)
Amortization of net loss	12,000	50,000
Net periodic benefit cost	(43,000)	9,000

Total post retirement benefits expense	$335,000	$283,000
The Company made payments of $232,000 to pension plans and $180,000 for post retirement healthcare and life insurance during the three months ended March 31, 2014. For the remainder of 2014, the Company expects to make approximately $1,063,000 of pension plan payments. The Company also expects to make approximately $763,000 of post retirement healthcare and life insurance payments for the remainder of 2014, all of which were accrued at March 31, 2014.

6. Debt
Debt consists of the following at:

	March 31, 2014	December 31, 2013
Capex loan payable to a bank, interest at a variable rate (1.75% at March 31, 2014 and 1.77% at December 31, 2013) with monthly payments of interest and principal through May 2016.	$3,714,000	$4,143,000
Mexican loan payable to a bank, interest at a variable rate (1.73% at December 31, 2013) with annual principal and monthly interest payments through January 2014. Paid in full January 2014.	—	1,600,000
Revolving Line of Credit	4,837,000	—
Total	8,551,000	5,743,000
Less current portion	(6,551,000)	(3,314,000)
Long-term debt	$2,000,000	$2,429,000

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

Revolving Line of Credit

The $18,000,000 revolving line of credit bears interest at daily LIBOR plus 160 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged). The Revolving Line of Credit, as amended, is scheduled to mature on May 31, 2015. The outstanding balance on the Revolving Line of Credit at March 31, 2014 was $4,837,000 and there was no outstanding borrowing at December 31, 2013.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2014, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management regularly evaluates the Company’s ability to meet its debt covenants. Based upon the Company’s forecasts, which are primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.
Interest Rate Swaps
In conjunction with its variable rate IDRB, the Company entered into an interest rate swap agreement through April 2013, which was initially designated as a cash flow hedging instrument. The IDRB interest rate swap expired in April 2013 upon the payment in full of the IDRB financing. Under this agreement, the Company paid a fixed rate of 4.89% to the counterparty and received 76% of the 30-day commercial paper rate. During 2010, the Company determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective January 1, 2010 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $200,000 as of December 31, 2009, was amortized as an increase to interest expense of $5,000 per month, or $3,000 net of tax, over the remaining term of the interest rate swap agreement. The IDRB was paid in full in April 2013.
On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.15% at March 31, 2014). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of approximately $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of March 31, 2014 and December 31, 2013 was a liability of $85,000 and $103,000, respectively. The Company recorded interest income for the three months ended March 31, 2014 of $18,000 for a mark-to-market adjustment of this swap. The notional amount of the swap at March 31, 2014 and December 31, 2013 was $3,714,000 and $4,143,000, respectively.
Interest expense included $21,000 and $31,000 of expense for settlements related to the Company’s swaps for the three months ended March 31, 2014 and 2013, respectively.

7. Income Taxes
The Company’s consolidated balance sheets include a net deferred tax asset of $1,911,000 at March 31, 2014 and December 31, 2013. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the three months ended March 31, 2014 is estimated to be $964,000, or 31% of income before income taxes. Income tax expense for the three months ended March 31, 2013 was estimated to be $847,000, or 34% of income before income taxes.
As of March 31, 2014 and December 31, 2013, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2010, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2009.

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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	227,750	$3.57
Exercised	(218,096)	3.42
Granted	—	—
Forfeited	—	—
Outstanding at March 31, 2014	9,654	$6.95
Exercisable at March 31, 2014	9,654	$6.95

During the three months ended March 31, 2014, employees surrendered 38,690 options as part of a net settlement transaction to cover the strike price of option exercises. The surrendered options are included in the amount exercised above. Total compensation cost related to incentive stock options was $0 and $1,000 for the three months ended March 31, 2014 and 2013, respectively, which was included in selling, general and administrative expenses.

Tax benefits received as a result of disqualified dispositions related to stock options were $298,000 during the three months ended March 31, 2014, which was recorded as a credit to income tax expense of $75,000 and a credit to additional paid in capital of $223,000. There were no disqualified dispositions for the three months ended March 31, 2013.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock grants as of March 31, 2014 and changes during the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	98,281	$8.91
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2014	98,281	$8.91
At March 31, 2014 and 2013, there was $480,000 and $442,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.5 years. Total compensation cost related to restricted stock grants for the three months ended March 31, 2014 and 2013 was $91,000 and $89,000, respectively, all of which was recorded to selling, general and administrative expense.

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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

		(Level 2)
	Balance Sheet Location	March 31, 2014 Fair Value	December 31, 2013 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$85,000	$103,000

There were no non-recurring fair value measurements for the three months ended March 31, 2014.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Realized/Unrealized Gain Recognized in Income on Derivatives
Three months ended		March 31, 2014	March 31, 2013
Interest rate swaps	Interest expense	$13,000	$14,000
As discussed in Note 6, the Company discontinued the use of hedge accounting for its interest rate swaps, effective March 31, 2009 for the Capex swap and January 1, 2010 for the IDRB swap. The Company now records all mark-to-market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income, since the date the Company discontinued hedge accounting for each swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $21,000, or $14,000 net of taxes.

10. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the three months ended March 31, 2014 and March 31, 2013:

	Losses on Interest Rate Swaps(A)	Post Retirement Benefit Plan Items(B)	Total
2013:
Balance at December 31, 2012	$(54,000)	$3,241,000	$3,187,000
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	21,000	(74,000)	(53,000)
Income tax (expense) benefit	(7,000)	21,000	14,000
Balance at March 31, 2013	$(40,000)	$3,188,000	$3,148,000

2014:
Balance at December 31, 2013	$(30,000)	$4,902,000	$4,872,000
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	5,000	(112,000)	(107,000)
Income tax (expense) benefit	(2,000)	35,000	33,000
Balance at March 31, 2014	$(27,000)	$4,825,000	$4,798,000

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries; federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2013 Annual Report to Shareholders on Form 10-K.

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 81% and 80% of the Company’s sales for the three months ended March 31, 2014 and 2013, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Overview

For the three months ended March 31, 2014, the Company recorded net income of $2,120,000, or $0.29 per basic and $0.28 per diluted share, compared with net income of $1,681,000, or $0.24 per basic and $0.23 per diluted share for the three months ended March 31, 2013. Product sales for the three months ended March 31, 2014 increased 24% as compared to the same period in 2013. This increase was primarily the result of increased sales to Volvo from the previously announced new business awards.

Looking forward, the Company continues to anticipate 2014 sales levels to increase as compared to 2013 based on industry analysts forecasting moderate increases in truck production. In addition, the Company's sales will also benefit from the full year impact of the new business award from Volvo.

Results of Operations
Three Months Ended March 31, 2014, as Compared to Three Months Ended March 31, 2013
Net sales for the three months ended March 31, 2014 and 2013 totaled $41,075,000 and $34,362,000, respectively. Included in total sales were tooling project sales of $411,000 and $1,504,000 for the three months ended March 31, 2014 and 2013, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 24% higher for the three months ended March 31, 2014, as compared to the same period a year ago. The increased sales are primarily the result of the new business award from Volvo, partially offset by lower sales to PACCAR.
Sales to Navistar totaled $12,713,000 for the three months ended March 31, 2014, compared to $12,267,000 in sales for the three months ended March 31, 2013. Included in total sales was $11,000 of tooling sales for the three months ended March 31, 2014 compared to $29,000 for the same three months in 2013. Product sales to Navistar increased 4% for the three months ended March 31, 2014 as compared to the same period in the prior year due to increased demand from Navistar.
Sales to Volvo totaled $10,246,000 for the three months ended March 31, 2014, compared to $1,746,000 in sales for the three months ended March 31, 2013. Included in total sales was $171,000 of tooling sales for the three months ended March 31, 2014 compared to $577,000 for the same three months in 2013. The increase in sales to Volvo was due to a new business award which started generating product revenues for the Company in the third quarter of 2013.
Sales to PACCAR totaled $8,392,000 for the three months ended March 31, 2014, compared to $11,471,000 in sales for the three months ended March 31, 2013. Included in total sales was $205,000 of tooling sales for the three months ended March 31, 2014 compared to $649,000 for the same three months in 2013. Product sales to PACCAR decreased 24% for the three months ended March 31, 2014 as compared to the same period in the prior year. The decrease in sales to PACCAR was primarily due to lower than anticipated demand for certain products nearing the end of their production life. Additionally, sales for new programs, which were planned to partially offset the end of life products, have been lower than expected.
Sales to Yamaha totaled $5,000,000 for the three months ended March 31, 2014, compared to $4,007,000 in sales for the three months ended March 31, 2013. Product sales to Yamaha increased 25% for the three months ended March 31, 2014 as compared to the same period in the prior year due to Yamaha transitioning additional business to the Company and an overall increase in demand.
Sales to other customers for the three months ended March 31, 2014 decreased 3% to $4,724,000 compared to $4,871,000 for the three months ended March 31, 2013. Included in total sales was $24,000 of tooling sales for the three months ended March 31, 2014 compared to $249,000 for the same three months in 2013. Product sales to other customers increased 2% for the three months ended March 31, 2014 as compared to the same period in the prior year. The increase in product sales primarily resulted from increased demand from customers in the automotive industry.
Gross margin was approximately 16% of sales for the three months ended March 31, 2014, compared with 17% for the three months ended March 31, 2013. A change in the Company's sales mix to products with lower margins had an unfavorable impact on gross margin as a percent of sales by 1.5%. Production inefficiencies, primarily related to the start-up of the new business award with Volvo, negatively impacted gross margin as a percent of sales by 0.5%. Partially offsetting these decreases in margin were improved fixed cost absorption which had a favorable impact on gross margin of 1.0% of sales.
Selling, general and administrative expense (“SG&A”) was $3,529,000 for the three months ended March 31, 2014, compared to $3,273,000 for the three months ended March 31, 2013. Contributing to the increase in SG&A expense were higher labor and benefits of $213,000, and profit sharing of $80,000, which was partially offset by decreases in outside services and travel of $53,000.
Net interest expense totaled $32,000 for the three months ended March 31, 2014, compared to net interest expense of $89,000 for the three months ended March 31, 2013. The Company recorded capitalized interest of $22,000 and $0 for the three months ended March 31, 2014 and 2013, respectively. Capitalized interest related to the Company's compression molding capacity expansion. Reductions in outstanding loan balances due to regularly scheduled principal payments, and lower interest rates reduced interest expense by $35,000.
Income tax expense for the three months ended March 31, 2014 and 2013 was approximately 31% and 34%, respectively, of total income before income taxes. Income tax expense was lower as a percent of income before income taxes due to the impact disqualifying dispositions from equity awards had on tax expense for the three months ended March 31, 2014.
The Company recorded net income for the three months ended March 31, 2014 of $2,120,000, or $0.29 per basic and $0.28 per diluted share, compared with net income of $1,681,000, or $0.24 per basic and $0.23 per diluted share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital and capital expenditures.

Cash used in operating activities for the three months ended March 31, 2014 totaled $853,000. Net income of $2,120,000 positively impacted operating cash flows. Non-cash expenses of depreciation and amortization contributed $1,363,000 to operating cash flow. Changes in working capital decreased cash used in operating activities by $4,204,000. Changes in working capital primarily related to an increase in accounts receivable and a decrease in accrued other liabilities which were partially offset by an increase in accounts payable and a reduction of inventory.

Cash used in investing activities for the three months ended March 31, 2014 was $3,436,000, which primarily represented progress payments on equipment related to the Company's compression molding and SMC capacity expansions. In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding and SMC capacity. The Company anticipates spending up to $9,600,000 during the remainder of 2014 on property, plant and equipment purchases for all of the Company's operations. At March 31, 2014, purchase commitments for capital expenditures in progress were $5,868,000, and were primarily related to the Company's two capacity expansion projects noted above. The Company anticipates using cash from operations and its revolving line of credit to finance the capital investment.

Cash provided by financing activities for the three months ended March 31, 2014 totaled $3,312,000, which was primarily a result of net borrowings of $4,837,000 on the revolving line of credit. Partially offsetting these net borrowings were $2,029,000 of scheduled repayments of principal on the Company's outstanding loans. Additionally, proceeds from the issuance of common stock and disqualified dispositions related to stock options provided $504,000.

At March 31, 2014, the Company had $1,289,000 in cash on hand, and an available balance on the revolving line of credit of $13,163,000. To secure additional funding for the compression molding and SMC capacity expansions, the Company and its wholly owned subsidiary, CoreComposities de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) extending the commitment period for the revolving line of credit to May 31, 2015; and (4) canceling, effective immediately, the Mexican Expansion Revolving Loan, which had a zero balance and was scheduled to expire on May 31, 2013.

On October 31, 2013, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates to 160 basis points from 175 basis points.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2014, the Company was in compliance with its financial covenants.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $172,000 and $141,000 at March 31, 2014 and December 31, 2013, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $1,408,000 at March 31, 2014 and $973,000 at December 31, 2013.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $807,000 at March 31, 2014 and $792,000 at December 31, 2013.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2014 or March 31, 2013.
Goodwill: Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31 to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value. There was no impairment of the Company's goodwill for the three months ended March 31, 2014 or March 31, 2013.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2014 and December 31, 2013 of $1,082,000 and $1,092,000, respectively.

Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2013 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $6,663,000 at March 31, 2014 and $6,774,000 at December 31, 2013.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2014, the Company had a net asset related to tooling in progress of $530,000, which represented approximately $3,938,000 of progress tooling billings and $4,468,000 of progress tooling expenses. At December 31, 2013, the Company had a net liability related to tooling in progress of $334,000, which represented approximately $3,344,000 of progress tooling billings and $3,010,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net deferred tax asset of $1,911,000 at March 31, 2014 and December 31, 2013. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2013 Annual Report to Shareholders on Form 10-K.

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
Core Molding Technologies has the following four items that are sensitive to market risks: (1) Revolving Line of Credit under the Credit Agreement, each of which bears a variable interest rate; (2) Capex Loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%); (3) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (4) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Revolving Line of Credit and the Mexican Loan would have been impacted, as the interest rate on these loans is based upon LIBOR, however, it would not have a material effect on earnings before tax.
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
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies' 2013 Annual Report on Form 10-K.

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

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	May 7, 2014	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	May 7, 2014	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

10(a)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[2]	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2013

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 7, 2014, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated May 7, 2014, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

1.
The Asset Purchase Agreement, as filed with the Securities and Exchange Commission as Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement identified in the Asset Purchase Agreement) and schedules (including those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

2.	Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this quarterly report on Form 10-Q.