Form 10-Q
period 2014-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2014-11-10
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of November 7, 2014, the latest practicable date, 7,670,449 shares of the registrant’s common stock were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,360,000	$2,266,000
Accounts receivable (less allowance for doubtful accounts: September 30, 2014 - $229,000; December 31, 2013 - $141,000)	31,011,000	22,069,000
Inventories:
Finished goods, net	1,500,000	1,739,000
Work in process, net	1,649,000	1,515,000
Stores, net	7,788,000	7,573,000
Total inventories, net	10,937,000	10,827,000

Deferred tax asset-current portion	1,615,000	1,615,000
Foreign sales tax receivable	1,472,000	1,324,000
Income taxes receivable	—	327,000
Prepaid expenses and other current assets	1,005,000	822,000
Total current assets	47,400,000	39,250,000

Property, plant and equipment — net	61,378,000	56,478,000
Deferred tax asset	296,000	296,000
Goodwill	1,097,000	1,097,000
Total Assets	$110,171,000	$97,121,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$6,365,000	$—
Current portion of long-term debt	1,714,000	3,314,000
Current portion of interest rate swaps	43,000	71,000
Accounts payable	9,309,000	9,625,000
Tooling in progress	2,042,000	334,000
Current portion of post retirement benefits liability	943,000	943,000
Accrued liabilities:
Compensation and related benefits	6,513,000	5,952,000
Taxes	146,000	199,000
Other	1,212,000	943,000
Total current liabilities	28,287,000	21,381,000

Long-term debt	1,143,000	2,429,000
Interest rate swaps	7,000	32,000
Post retirement benefits liability	5,564,000	5,831,000
Total Liabilities	35,001,000	29,673,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at September 30, 2014 and December 31, 2013	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,543,588 at September 30, 2014 and 7,318,773 at December 31, 2013	75,000	73,000
Paid-in capital	27,806,000	26,757,000
Accumulated other comprehensive income, net of income taxes	4,651,000	4,872,000
Treasury stock	(27,258,000)	(27,082,000)
Retained earnings	69,896,000	62,828,000
Total Stockholders’ Equity	75,170,000	67,448,000
Total Liabilities and Stockholders’ Equity	$110,171,000	$97,121,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Products	$43,171,000	$32,342,000	$127,152,000	$97,346,000
Tooling	420,000	5,092,000	3,638,000	9,131,000
Total net sales	43,591,000	37,434,000	130,790,000	106,477,000

Total cost of sales	35,444,000	31,064,000	108,399,000	88,228,000

Gross margin	8,147,000	6,370,000	22,391,000	18,249,000

Total selling, general and administrative expense	4,443,000	3,422,000	11,698,000	10,184,000

Income before interest and taxes	3,704,000	2,948,000	10,693,000	8,065,000

Interest expense	27,000	45,000	99,000	183,000

Income before income taxes	3,677,000	2,903,000	10,594,000	7,882,000

Income tax expense	1,249,000	943,000	3,526,000	2,652,000

Net income	$2,428,000	$1,960,000	$7,068,000	$5,230,000

Net income per common share:
Basic	$0.32	$0.27	$0.94	$0.73
Diluted	$0.32	$0.26	$0.94	$0.71
Weighted average shares outstanding:
Basic	7,540,000	7,257,000	7,492,000	7,186,000
Diluted	7,576,000	7,418,000	7,542,000	7,411,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$2,428,000	$1,960,000	$7,068,000	$5,230,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	6,000	5,000	16,000	31,000
Income tax expense	(2,000)	(2,000)	(6,000)	(11,000)

Post retirement benefit plan adjustments:
Net actuarial loss	12,000	51,000	36,000	151,000
Prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Income tax benefit	35,000	22,000	105,000	65,000

Comprehensive income	$2,355,000	$1,912,000	$6,847,000	$5,094,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	7,318,773	$73,000	$26,757,000	$4,872,000	$(27,082,000)	$62,828,000	$67,448,000
Net income						7,068,000	7,068,000
Change in post retirement benefits, net of tax of $105,000				(231,000)			(231,000)
Change in interest rate swaps, net of tax of $6,000				10,000			10,000
Common stock issued- net	185,360	1,000	325,000				326,000
Excess tax benefit - equity transactions			285,000				285,000
Purchase of treasury stock	(14,429)				(176,000)		(176,000)
Restricted stock vested	53,884	1,000					1,000
Share-based compensation			439,000				439,000
Balance at September 30, 2014	7,543,588	$75,000	$27,806,000	$4,651,000	$(27,258,000)	$69,896,000	$75,170,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,068,000	$5,230,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,888,000	3,665,000
Deferred income taxes	—	(54,000)
Interest rate swaps — mark-to-market and amortization of losses	(37,000)	(69,000)
Share-based compensation	439,000	329,000
Loss on disposal of assets	—	6,000
Loss on foreign currency translation and transaction	47,000	8,000
Change in operating assets and liabilities:
Accounts receivable	(8,942,000)	(4,816,000)
Inventories	(110,000)	100,000
Prepaid and other assets	(380,000)	(114,000)
Accounts payable	295,000	1,091,000
Taxes receivable	327,000	—
Accrued and other liabilities	2,587,000	772,000
Post retirement benefits liability	(603,000)	(344,000)
Net cash provided by operating activities	4,579,000	5,804,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,399,000)	(7,127,000)
Proceeds from sale of property, plant and equipment	—	92,000
Net cash used in investing activities	(9,399,000)	(7,035,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(48,675,000)	—
Gross borrowings on revolving line of credit	55,040,000	—
Payment of principal on Mexican loan	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(1,286,000)	(1,286,000)
Payment of principal on industrial development revenue bond	—	(420,000)
Excess tax benefit from equity plans	285,000	—
Payments related to the purchase of treasury stock	(176,000)	(334,000)
Proceeds from issuance of common stock	326,000	409,000
Net cash provided by (used in) financing activities	3,914,000	(3,231,000)

Net change in cash and cash equivalents	(906,000)	(4,462,000)

Cash and cash equivalents at beginning of period	2,266,000	7,838,000

Cash and cash equivalents at end of period	$1,360,000	$3,376,000

Cash paid for:
Interest (net of amounts capitalized)	$88,000	$176,000
Income taxes	$2,609,000	$1,056,000
Non Cash:
Fixed asset purchases in accounts payable	$49,000	$82,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2014, and the results of operations and cash flows for the nine months ended September 30, 2014. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2013 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics". Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"), spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies maintains four production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; and Matamoros, Mexico.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$2,428,000	$1,960,000	$7,068,000	$5,230,000

Weighted average common shares outstanding — basic	7,540,000	7,257,000	7,492,000	7,186,000
Effect of dilutive securities	36,000	161,000	50,000	225,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,576,000	7,418,000	7,542,000	7,411,000

Basic net income per common share	$0.32	$0.27	$0.94	$0.73
Diluted net income per common share	$0.32	$0.26	$0.94	$0.71
All unexercised stock options were included in diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, respectively.

3. Major Customers
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC ("Volvo"), PACCAR, Inc. (“PACCAR”), and Yamaha Motor Manufacturing Corporation ("Yamaha") as of September 30, 2014. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Navistar product sales	$13,104,000	$11,330,000	$39,724,000	$35,548,000
Navistar tooling sales	25,000	171,000	75,000	760,000
Total Navistar sales	13,129,000	11,501,000	39,799,000	36,308,000

Volvo product sales	12,020,000	1,817,000	33,877,000	4,377,000
Volvo tooling sales	290,000	54,000	1,438,000	631,000
Total Volvo sales	12,310,000	1,871,000	35,315,000	5,008,000

PACCAR product sales	9,752,000	12,044,000	26,423,000	33,896,000
PACCAR tooling sales	90,000	4,843,000	379,000	7,052,000
Total PACCAR sales	9,842,000	16,887,000	26,802,000	40,948,000

Yamaha product sales	3,315,000	2,115,000	12,543,000	9,029,000
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	3,315,000	2,115,000	12,543,000	9,029,000

Other product sales	4,980,000	5,036,000	14,585,000	14,496,000
Other tooling sales	15,000	24,000	1,746,000	688,000
Total other sales	4,995,000	5,060,000	16,331,000	15,184,000

Total product sales	43,171,000	32,342,000	127,152,000	97,346,000
Total tooling sales	420,000	5,092,000	3,638,000	9,131,000
Total sales	$43,591,000	$37,434,000	$130,790,000	$106,477,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Property, plant and equipment	$118,145,000	$109,407,000
Accumulated depreciation	(56,767,000)	(52,929,000)
Property, plant and equipment — net	$61,378,000	$56,478,000

Property, plant, and equipment are recorded at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Additions in progress were $4,037,000 and $5,953,000 at September 30, 2014 and December 31, 2013, respectively. The Company capitalized $66,000 and $37,000 of interest expense for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, and December 31, 2013, purchase commitments for capital expenditures in progress were $1,053,000 and $4,629,000, respectively.

5. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Pension expense:
Multi-employer plan contributions	$178,000	$112,000	$514,000	$327,000
Defined contribution plan contributions	169,000	147,000	530,000	432,000
Total pension expense	347,000	259,000	1,044,000	759,000

Health and life insurance:
Interest cost	69,000	83,000	207,000	249,000
Amortization of prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Amortization of net loss	12,000	51,000	36,000	151,000
Net periodic benefit cost	(43,000)	10,000	(129,000)	28,000

Total post retirement benefits expense	$304,000	$269,000	$915,000	$787,000
The Company made payments of $1,006,000 to pension plans and $474,000 for post retirement healthcare and life insurance during the nine months ended September 30, 2014. For the remainder of 2014, the Company expects to make approximately $277,000 of pension plan payments. The Company also expects to make approximately $158,000 of post retirement healthcare and life insurance payments for the remainder of 2014, all of which were accrued at September 30, 2014.

6. Debt
Debt consists of the following at:

	September 30, 2014	December 31, 2013
Capex loan payable to a bank, interest at a variable rate (1.75% at September 30, 2014 and 1.77% at December 31, 2013) with monthly payments of interest and principal through May 2016.	$2,857,000	$4,143,000
Mexican loan payable to a bank, interest at a variable rate (1.73% at December 31, 2013) with annual principal and monthly interest payments through January 2014. Paid in full January 2014.	—	1,600,000
Revolving Line of Credit	6,365,000	—
Total	9,222,000	5,743,000
Less current portion	(8,079,000)	(3,314,000)
Long-term debt	$1,143,000	$2,429,000

Credit Agreement

In 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) to refinance certain existing debt and borrow funds to finance the construction of the Company’s manufacturing facility in Mexico.

Under this Credit Agreement, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $8,000,000 variable rate revolving line of credit; (4) a letter of credit in an undrawn face amount of $3,332,000 with respect to the Company’s existing Industrial Development

Revenue Bond (“IDRB”) financing. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged. The $8,000,000 Mexican loan is also secured by substantially all of the present and future assets of the Company’s Mexican subsidiary.

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

Revolving Line of Credit

The $18,000,000 revolving line of credit bears interest at daily LIBOR plus 160 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged). The Revolving Line of Credit, as amended, is scheduled to mature on May 31, 2015. The outstanding balance on the Revolving Line of Credit at September 30, 2014 was $6,365,000 and there was no outstanding borrowing at December 31, 2013.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2014, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
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
On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.15% at September 30, 2014). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of approximately $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of September 30, 2014 and December 31, 2013 was a liability of $50,000 and $103,000, respectively. The Company recorded interest income of $17,000 and $19,000 for a mark-to-market adjustment of swap fair value for the first three months of 2014 and 2013, respectively related to this swap. The Company recorded interest income for the nine months ended September 30, 2014 and 2013, of $53,000 and $81,000, respectively, for mark-to-market adjustments of this swap. The notional amount of the swap at September 30, 2014 and December 31, 2013 was $2,857,000 and $4,143,000, respectively.
Interest expense included $16,000 and $25,000 of expense for settlements related to the Company's swaps for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, interest expense included $56,000 and $87,000, respectively, of expense for settlements related to the Company’s swap.

7. Income Taxes
The Company’s consolidated balance sheets include a net deferred tax asset of $1,911,000 at September 30, 2014 and December 31, 2013. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the nine months ended September 30, 2014 is estimated to be $3,526,000, or 33% of income before income taxes. Income tax expense for the nine months ended September 30, 2013 was estimated to be $2,652,000, or 34% of income before income taxes.
As of September 30, 2014 and December 31, 2013, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
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
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	227,750	$3.57
Exercised	(224,050)	3.54
Granted	—	—
Forfeited	—	—
Outstanding at September 30, 2014	3,700	$5.71
Exercisable at September 30, 2014	3,700	$5.71

During the nine months ended September 30, 2014 employees surrendered 38,690 options as part of a net settlement transaction to cover the strike price of option exercises. The surrendered options are included in the amount of options exercised above. Total compensation cost related to incentive stock options was $0 and $5,000 for the nine months ended September 30, 2014 and 2013, respectively, which was included in selling, general and administrative expenses.

Tax benefits received as a result of disqualified dispositions related to stock options were $311,000 during the nine months ended September 30, 2014, which was recorded as a credit to income tax expense of $84,000 and a credit to additional paid in capital of $227,000. There were no disqualified dispositions for the nine months ended September 30, 2013.

Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	98,281	$8.91
Granted	81,763	12.04
Vested	(53,884)	9.81
Forfeited	—	—
Unvested balance at September 30, 2014	126,160	$10.75
At September 30, 2014 and 2013, there was $1,080,000 and $594,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost related to restricted stock grants for the three months ended September 30, 2014 and 2013 was $135,000 and $86,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the nine months ended September 30, 2014 and 2013 was $439,000 and $324,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair market value at the time of the grant over the vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value as of the vesting date. Tax benefits received for vested restricted stock in excess of the fair market value as of the grant date was $58,000 for the nine months ended September 30, 2014 and was recorded as a credit to additional paid in capital. There were no tax benefits for vested restricted stock recorded for the nine month ended September 30, 2013.
During the nine months ended September 30, 2014 and 2013, employees surrendered 14,429 and 36,329 shares, respectively, of the Company’s common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

9. Fair Value of Financial Instruments
The Company’s financial instruments consist of long-term debt, line of credit, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.
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
The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014 and December 31, 2013:

		(Level 2)
	Balance Sheet Location	September 30, 2014 Fair Value	December 31, 2013 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$50,000	$103,000
There were no non-recurring fair value measurements for the nine months ended September 30, 2014.
The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	Amount of Realized/Unrealized (Gain) Loss Recognized in Income on Derivatives
Three months ended		September 30, 2014	September 30, 2013
Interest rate swaps	Interest expense	$(12,000)	$(14,000)
Nine Months Ended
Interest rate swaps	Interest expense	$(37,000)	$(57,000)
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

10. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the nine months ended September 30, 2014 and 2013:

	Losses on Interest Rate Swaps(A)	Post Retirement Benefit Plan Items(B)	Total
2013:
Balance at December 31, 2012	$(54,000)	$3,241,000	$3,187,000
Amounts reclassified from accumulated other comprehensive income	31,000	(221,000)	(190,000)
Income tax (expense) benefit	(11,000)	65,000	54,000
Balance at September 30, 2013	$(34,000)	$3,085,000	$3,051,000

2014:
Balance at December 31, 2013	$(30,000)	$4,902,000	$4,872,000
Amounts reclassified from accumulated other comprehensive income	16,000	(336,000)	(320,000)
Income tax (expense) benefit	(6,000)	105,000	99,000
Balance at September 30, 2014	$(20,000)	$4,671,000	$4,651,000

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company does not believe that the pronouncement will have an impact on the Company's financial statements.

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

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT") and bulk molding compounds ("BMC"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 83% and 81% of the Company’s sales for the nine months ended September 30, 2014 and 2013, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Overview

For the nine months ended September 30, 2014, the Company recorded net income of $7,068,000, or $0.94 per basic and diluted share, compared with net income of $5,230,000, or $0.73 per basic and $0.71 per diluted share for the nine months ended September 30, 2013. Product sales for the nine months ended September 30, 2014 were approximately 31% higher as compared to the same period in 2013. This increase was primarily the result of increased sales to Volvo resulting from the previously announced new business awards that began during the second half of 2013.

Looking forward, the Company anticipates sales levels in the last quarter of 2014 to increase as compared to the last quarter of 2013 based on industry analysts forecasting higher truck production. In addition, the Company's sales will also benefit from a full quarter of production of product from the new business award with Volvo that was still ramping up during the fourth quarter of 2013.

Results of Operations
Three Months Ended September 30, 2014, as Compared to Three Months Ended September 30, 2013
Net sales for the three months ended September 30, 2014 and 2013 totaled $43,591,000 and $37,434,000, respectively. Included in total sales were tooling project sales of $420,000 and $5,092,000 for the three months ended September 30, 2014 and 2013, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 33% higher for the three months ended September 30, 2014, as compared to the same period a year ago. The increased sales are primarily the result of the new business award from Volvo and an increased demand from Navistar and Yamaha, partially offset by lower sales to PACCAR.
Sales to Navistar totaled $13,129,000 for the three months ended September 30, 2014, compared to $11,501,000 in sales for the three months ended September 30, 2013. Included in total sales was $25,000 of tooling sales for the three months ended September 30, 2014 compared to $171,000 for the same three months in 2013. Product sales to Navistar increased 16% for the three months ended September 30, 2014 as compared to the same period in the prior year due to increased demand from Navistar.
Sales to Volvo totaled $12,310,000 for the three months ended September 30, 2014, compared to $1,871,000 in sales for the three months ended September 30, 2013. Included in total sales was $290,000 of tooling sales for the three months ended September 30,

2014 compared to $54,000 for the same three months in 2013. The increase in sales to Volvo was primarily due to new business awards which did not start generating product revenues for the Company until the end of the third quarter of 2013.
Sales to PACCAR totaled $9,842,000 for the three months ended September 30, 2014, compared to $16,887,000 in sales for the three months ended September 30, 2013. Included in total sales was $90,000 of tooling sales for the three months ended September 30, 2014 compared to $4,843,000 for the same three months in 2013. Product sales to PACCAR decreased 19% for the three months ended September 30, 2014 as compared to the same period in the prior year. The decrease in sales to PACCAR was primarily due to lower demand for certain products nearing the end of their production life. Additionally, sales for new programs, which were planned to partially offset the end of life products, have not yet reached expectations.
Sales to Yamaha totaled $3,315,000 for the three months ended September 30, 2014, compared to $2,115,000 in sales for the three months ended September 30, 2013. Product sales to Yamaha increased 57% for the three months ended September 30, 2014 as compared to the same period in the prior year due to Yamaha transitioning additional business to the Company and an overall increase in demand.
Sales to other customers for the three months ended September 30, 2014 decreased 1% to $4,995,000 compared to $5,060,000 for the three months ended September 30, 2013. Included in total sales was $15,000 of tooling sales for the three months ended September 30, 2014 compared to $24,000 for the same three months in 2013. Product sales to other customers decreased 1% for the three months ended September 30, 2014 as compared to the same period in the prior year.
Gross margin was approximately 18.7% of sales for the three months ended September 30, 2014, compared with 17.0% for the three months ended September 30, 2013. Improved fixed cost absorption favorably impacted gross margin as a percent of sales by 2.1%, due to higher production volumes. In addition, production efficiencies favorably impacted gross margin as a percent of sales by 2.1%. Partially offsetting these efficiencies was the change in mix, which resulted in an unfavorable impact on gross margin of 2.5% of sales.
Selling, general and administrative expense (“SG&A”) was $4,443,000 for the three months ended September 30, 2014, compared to $3,422,000 for the three months ended September 30, 2013. Contributing to the increase in SG&A expense were higher labor and benefits of $323,000, increased profit sharing costs of $132,000 and $423,000 in increased fees for professional services. Approximately $397,000 of the professional services fees were incurred in connection with certain of our strategic initiatives, which included an unsuccessful bid for a targeted acquisition. While the increased cost associated with professional fees was an unusual expense, the Company may incur similar expenses in the future to evaluate and pursue other strategic opportunities.
Net interest expense totaled $27,000 for the three months ended September 30, 2014, compared to net interest expense of $45,000 for the three months ended September 30, 2013. The reduction in interest expense for the quarter is primarily due to decreases in the outstanding loan balances as a result of regularly scheduled principal payments. This reduction in interest expense was partially offset by interest expense associated with borrowings on the revolving line of credit for the three months ended September 30, 2014. The Company recorded capitalized interest associated with capacity expansion projects of $21,000 and $24,000 for the three months ended September 30, 2014 and 2013, respectively.
Income tax expense for the three months ended September 30, 2014 and 2013 was approximately 34% and 32% , respectively, of total income before income taxes.
The Company recorded net income for the three months ended September 30, 2014 of $2,428,000, or $0.32 per basic and diluted share, compared with net income of $1,960,000, or $0.27 per basic and $0.26 per diluted share, for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014, as Compared to Nine Months Ended September 30, 2013
Net sales for the nine months ended September 30, 2014 and 2013 totaled $130,790,000 and $106,477,000, respectively. Included in total sales were tooling project sales of $3,638,000 and $9,131,000 for the nine months ended September 30, 2014 and 2013, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 31% higher for the nine months ended September 30, 2014, as compared to the same period a year ago. The increased sales are primarily the result of new business awards from Volvo and increased demand from Navistar and Yamaha, partially offset by lower sales to PACCAR.
Sales to Navistar totaled $39,799,000 for the nine months ended September 30, 2014, compared to $36,308,000 in sales for the nine months ended September 30, 2013. Included in total sales was $75,000 of tooling sales for the nine months ended September 30,

2014 compared to $760,000 for the same nine months in 2013. Product sales to Navistar increased 12% for the nine months ended September 30, 2014 as compared to the same period in the prior year due to increased demand from Navistar.
Sales to Volvo totaled $35,315,000 for the nine months ended September 30, 2014, compared to $5,008,000 in sales for the nine months ended September 30, 2013. Included in total sales was $1,438,000 of tooling sales for the nine months ended September 30, 2014 compared to $631,000 for the same nine months in 2013. The increase in sales to Volvo was primarily due to new business awards which started generating product revenues for the Company in the third quarter of 2013.
Sales to PACCAR totaled $26,802,000 for the nine months ended September 30, 2014, compared to $40,948,000 in sales for the nine months ended September 30, 2013. Included in total sales was $379,000 of tooling sales for the nine months ended September 30, 2014 compared to $7,052,000 for the same nine months in 2013. Product sales to PACCAR decreased 22% for the nine months ended September 30, 2014 as compared to the same period in the prior year. The decrease in sales to PACCAR was primarily due to lower demand for certain products nearing the end of their production life. Additionally, sales for new programs, which were planned to partially offset the end of life products, have not yet reached expectations.
Sales to Yamaha totaled $12,543,000 for the nine months ended September 30, 2014, compared to $9,029,000 in sales for the nine months ended September 30, 2013. Product sales to Yamaha increased 39% for the nine months ended September 30, 2014 as compared to the same period in the prior year due to Yamaha transitioning additional business to the Company and an overall increase in demand.
Sales to other customers for the nine months ended September 30, 2014 increased 8% to $16,331,000 compared to $15,184,000 for the nine months ended September 30, 2013. Included in total sales was $1,746,000 of tooling sales for the nine months ended September 30, 2014 compared to $688,000 for the same nine months in 2013. Product sales to other customers increased 1% for the nine months ended September 30, 2014 as compared to the same period in the prior year.
Gross margin was approximately 17.1% of sales for the nine months ended September 30, 2014, compared with 17.1% for the nine months ended September 30, 2013. Improved fixed cost absorption favorably impacted gross margin as a percent of sales by 1.5%, due to higher production volumes. In addition, production efficiencies favorably impacted gross margin as a percent of sales by 0.9%. Offsetting these efficiencies was the change in sales mix, which resulted in an unfavorable impact on gross margin of 2.4% of sales.
Selling, general and administrative expense (“SG&A”) was $11,698,000 for the nine months ended September 30, 2014, compared to $10,184,000 for the nine months ended September 30, 2013. Contributing to the increase in SG&A expense were higher labor and benefits of $725,000, profit sharing of $400,000, and $247,000 in increased fees for professional services.
Net interest expense totaled $99,000 for the nine months ended September 30, 2014, compared to net interest expense of $183,000 for the nine months ended September 30, 2013. The Company recorded capitalized interest of $66,000 and $37,000 for the nine months ended September 30, 2014 and 2013, respectively. Capitalized interest related to the Company's compression molding capacity expansion. Reductions in outstanding loan balances due to regularly scheduled principal payments, lower interest rates and lower amortization from capitalized loan costs reduced interest expense by $114,000. Partially offsetting this reduction was interest expense of $40,000 associated with the Company's borrowings on the revolving lines of credit and mark-to-market adjustments on the Company's interest rate swaps had an unfavorable impact on interest expense of $20,000 for the nine months ending September 30, 2014.
Income tax expense for the nine months ended September 30, 2014 and 2013 was approximately 33% and 34%, respectively, of total income before income taxes.
The Company recorded net income for the nine months ended September 30, 2014 of $7,068,000, or $0.94 per basic and diluted share, compared with net income of $5,230,000, or $0.73 per basic and $0.71 per diluted share, for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital and capital expenditures.

Cash provided by operating activities for the nine months ended September 30, 2014 totaled $4,579,000. Net income of $7,068,000 positively impacted operating cash flows. Non-cash expenses of depreciation and amortization contributed $3,888,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $6,223,000, which primarily related to an increase in accounts receivable.

Cash used in investing activities for the nine months ended September 30, 2014 was $9,399,000, which primarily represented progress payments on equipment related to the Company's compression molding and SMC capacity expansions. In order to support anticipated production levels, and to allow for additional capacity to provide for future growth, the Company is expanding its compression molding and SMC capacity. The Company anticipates spending up to $1,500,000 during the remainder of 2014 on property, plant and equipment purchases for all of the Company's operations. At September 30, 2014, purchase commitments for capital expenditures in progress were $1,053,000, and were primarily related to the Company's two capacity expansion projects noted above. The Company anticipates using cash from operations and its revolving line of credit to finance the capital investment.

Cash provided by financing activities for the nine months ended September 30, 2014 totaled $3,914,000, which was primarily a result of net borrowings of $6,365,000 on the revolving line of credit. Partially offsetting these net borrowings were $2,886,000 of scheduled repayments of principal on the Company's outstanding loans.

At September 30, 2014, the Company had $1,360,000 in cash on hand, and an available balance on the revolving line of credit of $11,635,000. To secure additional funding for the compression molding and SMC capacity expansions, the Company and its wholly owned subsidiary, CoreComposities de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement on March 27, 2013. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any SMC compounding capacity expansion; (3) extending the commitment period for the revolving line of credit to May 31, 2015; and (4) canceling, effective immediately, the Mexican Expansion Revolving Loan, which had a zero balance and was scheduled to expire on May 31, 2013.

On October 31, 2013, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates to 160 basis points from 175 basis points.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2014, the Company was in compliance with its financial covenants.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company does not believe that the pronouncement will have an impact on the Company's financial statements.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $229,000 and $141,000 at September 30, 2014 and December 31, 2013, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $1,676,000 at September 30, 2014 and $973,000 at December 31, 2013.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $921,000 at September 30, 2014 and $792,000 at December 31, 2013.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the nine months ended September 30, 2014 or September 30, 2013.
Goodwill: Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company evaluates goodwill annually on December 31 to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value. There was no impairment of the Company's goodwill for the nine months ended September 30, 2014 or September 30, 2013.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2014 and December 31, 2013 of $1,073,000 and $1,092,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 5 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2013 Annual Report to Shareholders on Form 10-K.

Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $6,507,000 at September 30, 2014 and $6,774,000 at December 31, 2013.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2014, the Company had a net liability related to tooling in progress of $2,042,000, which represented approximately $4,956,000 of progress tooling billings and $2,914,000 of progress tooling expenses. At December 31, 2013, the Company had a net liability related to tooling in progress of $334,000, which represented approximately $3,344,000 of progress tooling billings and $3,010,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net deferred tax asset of $1,911,000 at September 30, 2014 and December 31, 2013. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 7 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2013 Annual Report to Shareholders on Form 10-K.

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
Core Molding Technologies has the following four items that are sensitive to market risks: (1) Revolving Line of Credit under the Credit Agreement, which bears a variable interest rate; (2) Capex Loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%); (3) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (4) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
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

Information concerning our stock repurchases during the three months ended September 30, 2014 is below. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2014	2,022	$12.83	—	—
August 1 to 31, 2014	—	$—	—	—
September 1 to 30, 2014	—	$—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	November 10, 2014	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	November 10, 2014	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[2]	Filed Herein

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 10, 2014, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated November 10, 2014, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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