Form 10-Q
period 2015-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2015-08-10
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of August 7, 2015, the latest practicable date, 7,708,968 shares of the registrant’s common stock were issued and outstanding.

Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,117,000	$2,312,000
Accounts receivable (less allowance for doubtful accounts: June 30, 2015 - $304,000; December 31, 2014 - $289,000)	35,367,000	34,360,000
Inventories:
Finished goods, net	1,392,000	1,402,000
Work in process, net	1,392,000	1,621,000
Stores, net	10,022,000	8,612,000
Total inventories, net	12,806,000	11,635,000

Deferred tax asset-current portion	1,868,000	1,868,000
Foreign sales tax receivable	271,000	1,447,000
Income taxes receivable	—	2,286,000
Prepaid expenses and other current assets	1,216,000	715,000
Tooling in progress	181,000	—
Total current assets	55,826,000	54,623,000

Property, plant and equipment — net	73,524,000	61,995,000
Goodwill	2,403,000	1,097,000
Intangibles, net	638,000	—
Total Assets	$132,391,000	$117,715,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$—	$2,768,000
Current portion of long-term debt	4,571,000	1,714,000
Current portion of interest rate swaps	16,000	34,000
Accounts payable	12,634,000	9,256,000
Tooling in progress	—	8,068,000
Current portion of post retirement benefits liability	1,064,000	1,064,000
Accrued liabilities:
Compensation and related benefits	7,379,000	7,087,000
Taxes	740,000	256,000
Other	1,758,000	1,132,000
Total current liabilities	28,162,000	31,379,000

Long-term debt	11,250,000	714,000
Interest rate swaps	—	3,000
Deferred tax liability	1,365,000	1,365,000
Post retirement benefits liability	8,022,000	8,108,000
Total Liabilities	48,799,000	41,569,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at June 30, 2015 and December 31, 2014	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,591,000 at June 30, 2015 and 7,559,000 at December 31, 2014	76,000	76,000
Paid-in capital	28,701,000	28,138,000
Accumulated other comprehensive income, net of income taxes	2,722,000	2,830,000
Treasury stock	(27,604,000)	(27,360,000)
Retained earnings	79,697,000	72,462,000
Total Stockholders’ Equity	83,592,000	76,146,000
Total Liabilities and Stockholders’ Equity	$132,391,000	$117,715,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Products	$53,514,000	$43,317,000	$101,368,000	$83,981,000
Tooling	1,342,000	2,807,000	3,087,000	3,218,000
Total net sales	54,856,000	46,124,000	104,455,000	87,199,000

Total cost of sales	43,874,000	38,525,000	84,448,000	72,955,000

Gross margin	10,982,000	7,599,000	20,007,000	14,244,000

Total selling, general and administrative expense	4,750,000	3,726,000	8,885,000	7,255,000

Income before interest and taxes	6,232,000	3,873,000	11,122,000	6,989,000

Interest expense	100,000	40,000	141,000	72,000

Income before income taxes	6,132,000	3,833,000	10,981,000	6,917,000

Income tax expense	2,093,000	1,313,000	3,746,000	2,277,000

Net income	$4,039,000	$2,520,000	$7,235,000	$4,640,000

Net income per common share:
Basic	$0.53	$0.34	$0.96	$0.62
Diluted	$0.53	$0.33	$0.95	$0.62
Weighted average shares outstanding:
Basic	7,578,000	7,519,000	7,570,000	7,467,000
Diluted	7,637,000	7,616,000	7,622,000	7,542,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$4,039,000	$2,520,000	$7,235,000	$4,640,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	6,000	5,000	11,000	10,000
Income tax expense	(2,000)	(2,000)	(4,000)	(4,000)

Post retirement benefit plan adjustments:
Net actuarial loss	42,000	12,000	84,000	24,000
Prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Income tax benefit	24,000	35,000	49,000	70,000

Comprehensive income	$3,985,000	$2,446,000	$7,127,000	$4,492,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	7,559,000	$76,000	$28,138,000	$2,830,000	$(27,360,000)	$72,462,000	$76,146,000
Net income						7,235,000	7,235,000
Change in post retirement benefits, net of tax of $49,000				(115,000)			(115,000)
Change in interest rate swaps, net of tax of $4,000				7,000			7,000
Common stock issued	3,000		19,000				19,000
Purchase of treasury stock	(10,000)				(244,000)		(244,000)
Excess tax benefit - equity transaction			122,000				122,000
Restricted stock vested	39,000						—
Share-based compensation			422,000				422,000
Balance at June 30, 2015	7,591,000	$76,000	$28,701,000	$2,722,000	$(27,604,000)	$79,697,000	$83,592,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,235,000	$4,640,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,902,000	2,717,000
Interest rate swaps — mark-to-market and amortization of losses	(14,000)	(25,000)
Share-based compensation	422,000	304,000
Loss on foreign currency translation and transaction	30,000	17,000
Change in operating assets and liabilities:
Accounts receivable	608,000	(6,357,000)
Inventories	(496,000)	(92,000)
Prepaid and other assets	835,000	(492,000)
Accounts payable	1,546,000	119,000
Taxes receivable	2,285,000	327,000
Accrued and other liabilities	(6,900,000)	408,000
Post retirement benefits liability	(250,000)	(438,000)
Net cash provided by operating activities	8,203,000	1,128,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,408,000)	(7,480,000)
Purchase of assets of CPI Binani Inc.	(14,512,000)	—
Net cash used in investing activities	(16,920,000)	(7,480,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(10,102,000)	(26,212,000)
Gross borrowings on revolving line of credit	7,334,000	33,824,000
Proceeds from term loan	15,500,000	—
Payment of principal on term loan	(1,250,000)	—
Payment of principal on capex loan	(857,000)	(857,000)
Payment of principal on Mexican loan	—	(1,600,000)
Excess tax benefit from equity plans	122,000	272,000
Payments related to the purchase of treasury stock	(244,000)	(150,000)
Proceeds from issuance of common stock	19,000	287,000
Net cash provided by financing activities	10,522,000	5,564,000

Net change in cash and cash equivalents	1,805,000	(788,000)

Cash and cash equivalents at beginning of period	2,312,000	2,266,000

Cash and cash equivalents at end of period	$4,117,000	$1,478,000

Cash paid for:
Interest (net of amounts capitalized)	$107,000	$46,000
Income taxes	$2,090,000	$1,409,000
Non Cash:
Fixed asset purchases in accounts payable	$95,000	$710,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2015, and the results of operations and cash flows for the six months ended June 30, 2015. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2014 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$4,039,000	$2,520,000	$7,235,000	$4,640,000

Weighted average common shares outstanding — basic	7,578,000	7,519,000	7,570,000	7,467,000
Effect of dilutive securities	59,000	97,000	52,000	75,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,637,000	7,616,000	7,622,000	7,542,000

Basic net income per common share	$0.53	$0.34	$0.96	$0.62
Diluted net income per common share	$0.53	$0.33	$0.95	$0.62
There were no unexercised stock options as of June 30, 2015, and all unexercised stock options were included in diluted earnings per share for the three and six months ended June 30, 2014.

3. Major Customers
Core Molding Technologies has four major customers, Volvo Group North America, LLC ("Volvo"), Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”) and Yamaha Motor Manufacturing Corporation ("Yamaha") as of June 30, 2015. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Volvo product sales	$15,011,000	$11,781,000	$28,640,000	$21,856,000
Volvo tooling sales	179,000	978,000	1,198,000	1,149,000
Total Volvo sales	15,190,000	12,759,000	$29,838,000	$23,005,000

Navistar product sales	13,493,000	13,919,000	$26,301,000	$26,621,000
Navistar tooling sales	1,033,000	39,000	1,048,000	50,000
Total Navistar sales	14,526,000	13,958,000	27,349,000	26,671,000

PACCAR product sales	9,444,000	8,484,000	19,158,000	16,671,000
PACCAR tooling sales	121,000	84,000	756,000	289,000
Total PACCAR sales	9,565,000	8,568,000	19,914,000	16,960,000

Yamaha product sales	4,251,000	4,228,000	9,484,000	9,228,000
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	4,251,000	4,228,000	9,484,000	9,228,000

Other product sales	11,315,000	4,905,000	17,785,000	9,605,000
Other tooling sales	9,000	1,706,000	85,000	1,730,000
Total other sales	11,324,000	6,611,000	17,870,000	11,335,000

Total product sales	53,514,000	43,317,000	101,368,000	83,981,000
Total tooling sales	1,342,000	2,807,000	3,087,000	3,218,000
Total sales	$54,856,000	$46,124,000	$104,455,000	$87,199,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Property, plant and equipment	$134,353,000	$119,933,000
Accumulated depreciation	(60,829,000)	(57,938,000)
Property, plant and equipment — net	$73,524,000	$61,995,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair market value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Additions in progress were $1,909,000 and $979,000 at June 30, 2015 and December 31, 2014, respectively. The Company capitalized $2,000 and $45,000 of interest expense for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, purchase commitments for capital expenditures in progress were $1,412,000 and $1,682,000, respectively.

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
Cash paid at closing was financed through borrowings under the Company's existing credit facility, as amended and further described in Note 8 below.
Consideration was allocated to assets acquired and liabilities assumed based on their fair values as of the acquisition date as follows:

Accounts Receivable	$1,615,000
Inventory	675,000
Other Current Assets	171,000
Property and Equipment	12,474,000
Intangibles	650,000
Goodwill	1,306,000
Accounts Payable	(2,277,000)
Other Current Liabilities	(102,000)
$14,512,000
The purchase price includes consideration for strategic benefits, including an assembled workforce, operational infrastructure and synergistic revenue opportunities, which resulted in the recognition of goodwill. The goodwill is deductible for income tax purposes.
The acquisition is not considered significant to the Company's consolidated balance sheet and results of operations. Accordingly, no pro-forma results are provided prior to the effective date of the acquisition. The Company incurred $303,000 of expense for the six months ended June 30, 2015 associated with the acquisition, which is recorded in selling general and administrative expense.

6. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2015 consisted of the following:

Balance at December 31, 2014	$1,097,000
Additions	1,306,000
Impairment	—
Balance at June 30, 2015	$2,403,000

Intangible assets at June 30, 2015 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250,000	$(2,000)	$248,000
Customer Relationships	10 years	400,000	(10,000)	390,000
		$650,000	$(12,000)	$638,000

All definite-lived intangible assets were acquired as part of the acquisition of CPI, therefore no definite-lived intangible assets existed at December 31, 2014. The aggregate intangible asset amortization expense was $12,000 for the three and six months ended June 30, 2015. The Company did not incur any amortization expense for the three and six months ended June 30, 2014.

7. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Pension expense:
Multi-employer plan	$217,000	$171,000	$428,000	$336,000
Defined contribution plan	173,000	148,000	407,000	361,000
Total pension expense	390,000	319,000	835,000	697,000

Health and life insurance:
Interest cost	79,000	69,000	158,000	138,000
Amortization of prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Amortization of net loss	42,000	12,000	84,000	24,000
Net periodic benefit cost	(3,000)	(43,000)	(6,000)	(86,000)

Total post retirement benefits expense	$387,000	$276,000	$829,000	$611,000

The Company made payments of $1,108,000 to pension plans and $244,000 for post retirement healthcare and life insurance during the six months ended June 30, 2015. For the remainder of 2015, the Company expects to make approximately $514,000 of pension plan payments, none of which was accrued at June 30, 2015. The Company also expects to make approximately $820,000 of post retirement healthcare and life insurance payments for the remainder of 2015, all of which were accrued at June 30, 2015.

8. Debt
Debt consists of the following at:

	June 30, 2015	December 31, 2014
Term loan payable to a bank, interest at a variable rate (1.99% at June 30, 2015) with monthly payments of interest and principal through March 2020.	$14,250,000	$—
Capex loan payable to a bank, interest at a variable rate (1.78% at June 30, 2015 and 1.76% at December 31, 2014) with monthly payments of interest and principal through May 2016.	1,571,000	2,428,000
Revolving line of credit (1.73% at December 31, 2014)	—	2,768,000
Total	15,821,000	5,196,000
Less current portion	(4,571,000)	(4,482,000)
Long-term debt	$11,250,000	$714,000

Credit Agreement

In 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) to refinance certain existing debt and borrow funds to finance the construction of the Company’s manufacturing facility in Mexico.

Under this Credit Agreement, as amended, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) a $8,000,000 Mexican loan, which was paid in full in January 2014; and (3) a $18,000,000 variable rate revolving line of credit. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged.

On March 20, 2015, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a tenth amendment (the “Tenth Amendment”) to the Credit Agreement. Pursuant to the terms of the Tenth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included an extension of the commitment period for the revolving line of credit to May 31, 2017 and an agreement to make a term loan in an original amount of $15,500,000, to finance the acquisition of CPI assets. On March 30, 2015, the Company repaid $500,000 of unused proceeds from the original term loan.

Revolving Line of Credit

The $18,000,000 revolving line of credit is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged). The revolving line of credit, as amended, is scheduled to mature on May 31, 2017.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2015, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Interest Rate Swap
On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives LIBOR (0.19% at June 30, 2015). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of approximately $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of June 30, 2015 and December 31, 2014 was a liability of $16,000 and $37,000, respectively. The Company recorded interest income of $9,000 and $17,000 for a mark-to-market adjustment of swap fair value for the three months ended June 30, 2015 and 2014, respectively related to this swap. The Company recorded interest income for the six months ended June 30, 2015 and 2014, of $21,000 and $35,000, respectively, for mark-to-market adjustments of this swap. The notional amount of the swap at June 30, 2015 and December 31, 2014 was $1,571,000 and $2,428,000, respectively.
Interest expense included $9,000 and $20,000 of expense for settlements related to the Company's swaps for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, interest expense included $20,000 and $41,000, respectively, of expense for settlements related to the Company's swap.

9. Income Taxes
The Company’s consolidated balance sheets include a net current deferred tax asset of $1,868,000 and a net non-current deferred tax liability of $1,365,000 at June 30, 2015 and December 31, 2014. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the six months ended June 30, 2015 is estimated to be $3,746,000, or 34% of income before income taxes. Income tax expense for the six months ended June 30, 2014 was estimated to be $2,277,000, or 33% of income before income taxes.
As of June 30, 2015 and December 31, 2014, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S., Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2011, and no longer subject to Mexican income tax examinations by Mexican authorities for years prior to 2008.

10. Share Based Compensation
The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006 and as amended in May 2015. This 2006 Plan replaced the Long Term Equity Incentive Plan (the “Original Plan”) as originally approved by the stockholders in May 1997 and as amended in May 2000. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted.
Stock Options
The following summarizes the activity relating to stock options under the plans mentioned above for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	3,000	$6.40
Exercised	(3,000)	6.40
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2015	—	$—

There was no compensation cost related to incentive stock options for the six months ended June 30, 2015 and 2014, as all options were fully vested.

Tax benefits received as a result of disqualified dispositions related to stock options were $8,000 during the six months ended June 30, 2015, which was recorded as a credit to income tax expense of $5,000 and credit to additional paid in capital of $3,000. Tax benefits received as a result of disqualified dispositions related to stock options were $299,000 during the six months ended June 30, 2014, which was recorded as a credit to income tax expense of $77,000 and a credit to additional paid in capital of $222,000.
Restricted Stock
In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	104,068	$10.79
Granted	55,029	24.39
Vested	(39,303)	12.12
Forfeited	—	—
Unvested balance at June 30, 2015	119,794	$16.60

At June 30, 2015 and 2014, there was $1,634,000 and $1,215,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.8 years. Total compensation cost related to restricted stock grants for the three months ended June 30, 2015 and 2014 was $313,000 and $213,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the six months ended June 30, 2015 and 2014 was $422,000 and $304,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair market value at the time of the grant over the vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value as of the vesting date. Tax benefits received for vested restricted stock in excess of the fair market value as of the grant date was $119,000 and $50,000 for the six month ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015 and 2014, employees surrendered 9,989 and 12,407 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
11. Fair Value of Financial Instruments

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

The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. The Company has one Level 2 fair value measurement, which relates to the Company’s interest rate swap. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps (market approach). These interest rate swaps are discussed in detail in Note 8. The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

		(Level 2)
	Balance Sheet Location	June 30, 2015 Fair Value	December 31, 2014 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swap	$16,000	$37,000
There were no non-recurring fair value measurements for the six months ended June 30, 2015.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Realized/Unrealized Gain Recognized in Income on Derivatives
Three months ended		June 30, 2015	June 30, 2014
Interest rate swap	Interest expense	$3,000	$12,000
Six Months Ended
Interest rate swap	Interest expense	$10,000	$25,000
As discussed in Note 8, the Company discontinued the use of hedge accounting for its interest rate swap, effective March 31, 2009 for the Capex swap. The Company has recorded all mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income, since the date the Company discontinued hedge accounting for the swap. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the amortization of losses on discontinued hedges will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $15,000, or $9,000 net of taxes.

12. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the six months ended June 30, 2015 and 2014:

	Losses on Interest Rate Swaps(A)	Post Retirement Benefit Plan Items(B)	Total
2014:
Balance at December 31, 2013	$(30,000)	$4,902,000	$4,872,000
Amounts reclassified from accumulated other comprehensive income	10,000	(224,000)	(214,000)
Income tax (expense) benefit	(4,000)	70,000	66,000
Balance at June 30, 2014	$(24,000)	$4,748,000	$4,724,000

2015:
Balance at December 31, 2014	$(16,000)	$2,846,000	$2,830,000
Amounts reclassified from accumulated other comprehensive income	11,000	(164,000)	(153,000)
Income tax (expense) benefit	(4,000)	49,000	45,000
Balance at June 30, 2015	$(9,000)	$2,731,000	$2,722,000

(A) The losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in interest expense on the Consolidated Statements of Income. The tax effect of losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 7 Post Retirement Benefits for additional details). The tax effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

13. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASU Topic 606 has been delayed until the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently assessing the transition alternatives and potential impact the pronouncement and adoption of ASU Topic 606 will have on the Company’s financial statements. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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
Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long-fiber thermoplastics (D-LFT); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 77% and 82% of the Company’s sales for the six months ended June 30, 2015 and 2014, respectively. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, the Company established a manufacturing presence in Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, the Company acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. Most recently in 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly-owned subsidiary of Binani Industries Limited expanding its molding capability to include D-LFT.

Overview

For the six months ended June 30, 2015, the Company recorded net income of $7,235,000, or $0.96 per basic and $0.95 per diluted share, compared with net income of $4,640,000, or $0.62 per basic and diluted share for the six months ended June 30, 2014. Product sales for the six months ended June 30, 2015 increased approximately 21% to $101,368,000 as compared to $83,981,000 for the same period in 2014, primarily due to increased demand from Volvo and PACCAR and new sales resulting from the acquisition of substantially all of the assets of CPI Binani, Inc. (“CPI”).

Looking forward, the Company remains optimistic regarding our overall business in 2015. Based on industry analyst and customer forecasts, we expect sales in the second half of the year to beat sales over the same period in 2014. However, we anticipate the third quarter to be impacted by seasonality and customer summer shut-downs.

Results of Operations
Three Months Ended June 30, 2015, as Compared to Three Months Ended June 30, 2014
Net sales for the three months ended June 30, 2015 and 2014 totaled $54,856,000 and $46,124,000, respectively. Included in total sales were tooling project sales of $1,342,000 and $2,807,000 for the three months ended June 30, 2015 and 2014, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 24% higher for the three months ended June 30, 2015, as compared to the same period a year ago. The increased sales are primarily the result of new sales as a result of the acquisition of CPI in March 2015 and increased demand from Volvo and PACCAR.
Sales to Volvo totaled $15,190,000 for the three months ended June 30, 2015, compared to $12,759,000 for the three months ended June 30, 2014. Included in total sales was $179,000 of tooling sales for the three months ended June 30, 2015 compared to $978,000 for the same three months in 2014. Product sales to Volvo increased 27% for the three months ended June 30, 2015 as compared to the same period in the prior year due to increased demand from Volvo.
Sales to Navistar totaled $14,526,000 for the three months ended June 30, 2015, compared to $13,958,000 for the three months ended June 30, 2014. Included in total sales was $1,033,000 of tooling sales for the three months ended June 30, 2015 compared to $39,000 for the same three months in 2014. Due to lower demand from Navistar, product sales decreased 3% for the three months ended June 30, 2015 as compared to the same period in the prior year.
Sales to PACCAR totaled $9,565,000 for the three months ended June 30, 2015, compared to $8,568,000 for the three months ended June 30, 2014. Included in total sales was $121,000 of tooling sales for the three months ended June 30, 2015 compared to $84,000 for the same three months in 2014. Product sales to PACCAR increased 11% for the three months ended June 30, 2015 as compared to the same period in the prior year, due to increased demand for both new and existing PACCAR products.
Sales to Yamaha totaled $4,251,000 for the three months ended June 30, 2015, compared to $4,228,000 for the three months ended June 30, 2014. Product sales to Yamaha were flat for the three months ended June 30, 2015 as compared to the same period in the prior year.
Sales to other customers for the three months ended June 30, 2015 totaled $11,324,000 compared to $6,611,000 for the three months ended June 30, 2014. Included in total sales was $9,000 of tooling sales for the three months ended June 30, 2015 compared to $1,706,000 for the same three months in 2014. Product sales to other customers increased 131% for the three months ended June 30, 2015 as compared to the same period in the prior year. The increase primarily relates to new sales as a result of the acquisition of CPI.
Gross margin was approximately 20.0% of sales for the three months ended June 30, 2015, compared with 16.5% for the three months ended June 30, 2014. The gross margin improvement as a percent of sales was due to net favorable product mix and production efficiencies of 0.9%, favorable foreign exchange rate effect of 0.9%, favorable net changes in selling price and material costs of .8%, favorable contribution from CPI of .7% and improved fixed cost absorption due to higher production volumes of 0.2%.

Selling, general and administrative expense (“SG&A”) was $4,750,000 for the three months ended June 30, 2015, compared to $3,726,000 for the three months ended June 30, 2014. Contributing to the increase in SG&A expense were CPI SG&A expenses of $302,000, increased profit sharing costs of $286,000, higher outside service and professional fees of $172,000 and higher labor and benefits of $132,000.
Net interest expense totaled $100,000 for the three months ended June 30, 2015, compared to net interest expense of $40,000 for the three months ended June 30, 2014. Included in net interest expense is capitalized interest associated with capital projects of $0 and $23,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense, after considering capitalized interest, was primarily due to a higher average outstanding debt balance in 2015.
Income tax expense for both the three months ended June 30, 2015 and 2014 was approximately 34% of total income before income taxes.
The Company recorded net income for the three months ended June 30, 2015 of $4,039,000, or $0.53 per basic and diluted share, compared with net income of $2,520,000, or $0.34 per basic and $0.33 per diluted share, for the three months ended June 30, 2014.
Six Months Ended June 30, 2015, as Compared to Six Months Ended June 30, 2014
Net sales for the six months ended June 30, 2015 and 2014 totaled $104,455,000 and $87,199,000, respectively. Included in total sales were tooling project sales of $3,087,000 and $3,218,000 for the six months ended June 30, 2015 and 2014, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales, excluding tooling project sales, were approximately 21% higher for the six months ended June 30, 2015, as compared to the same period a year ago. The increased sales are primarily the result of increased demand from Volvo and PACCAR and new sales as a result of the acquisition of CPI in March 2015.
Sales to Volvo totaled $29,838,000 for the six months ended June 30, 2015, compared to $23,005,000 for the six months ended June 30, 2014. Included in total sales was $1,198,000 of tooling sales for the six months ended June 30, 2015 compared to $1,149,000 for the same six months in 2014. Product sales to Volvo increased 31% for the six months ended June 30, 2015 as compared to the same period in the prior year due to increased demand.
Sales to Navistar totaled $27,349,000 for the six months ended June 30, 2015, compared to $26,671,000 for the six months ended June 30, 2014. Included in total sales was $1,048,000 of tooling sales for the six months ended June 30, 2015 compared to $50,000 for the same six months in 2014. Product sales to Navistar decreased 1% for the six months ended June 30, 2015 as compared to the same period in the prior year.
Sales to PACCAR totaled $19,914,000 for the six months ended June 30, 2015, compared to $16,960,000 for the six months ended June 30, 2014. Included in total sales was $756,000 of tooling sales for the six months ended June 30, 2015 compared to $289,000 for the same six months in 2014. Product sales to PACCAR increased 15% for the six months ended June 30, 2015 as compared to the same period in the prior year, due to increased demand for both new and existing PACCAR products.
Sales to Yamaha totaled $9,484,000 for the six months ended June 30, 2015, compared to $9,228,000 for the six months ended June 30, 2014. Product sales to Yamaha increased 3% for the six months ended June 30, 2015 as compared to the same period in the prior year due to increased demand.
Sales to other customers for the six months ended June 30, 2015 totaled $17,870,000 compared to $11,335,000 for the six months ended June 30, 2014. Included in total sales was $85,000 of tooling sales for the six months ended June 30, 2015 compared to $1,730,000 for the same six months in 2014. Product sales to other customers increased 85% for the six months ended June 30, 2015 as compared to the same period in the prior year. The increase primarily relates to new sales as a result of the acquisition of CPI.
Gross margin was approximately 19.2% of sales for the six months ended June 30, 2015, compared with 16.3% for the six months ended June 30, 2014. The gross margin improvement as a percent of sales was due to net favorable product mix and production efficiencies of 0.9%, favorable foreign exchange rate effect of 0.8%, favorable net changes in selling price and material costs of .5%, favorable contribution from CPI of .4% and improved fixed cost absorption due to higher production volumes of 0.3%.

Selling, general and administrative expense (“SG&A”) was $8,885,000 for the six months ended June 30, 2015, compared to $7,255,000 for the six months ended June 30, 2014. Contributing to the increase in SG&A expense were increased profit sharing costs of $557,000, higher outside service and professional fees of $406,000 incurred primarily related to the acquisition of CPI, CPI SG&A expenses of $345,000 and higher labor and benefits of $229,000.
Net interest expense totaled $141,000 for the six months ended June 30, 2015, compared to net interest expense of $72,000 for the six months ended June 30, 2014. Included in net interest expense is capitalized interest associated with capital projects of $2,000 and $45,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense, after considering capitalized interest, was primarily due to a higher average outstanding debt balance in 2015.
Income tax expense for the six months ended June 30, 2015 and 2014 was approximately 34% and 33%, respectively, of total income before income taxes.
The Company recorded net income for the six months ended June 30, 2015 of $7,235,000, or $0.96 per basic and $0.95 per diluted share, compared with net income of $4,640,000, or $0.62 per basic and diluted share, for the six months ended June 30, 2014.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions.

Cash provided by operating activities for the six months ended June 30, 2015 totaled $8,203,000. Net income of $7,235,000 positively impacted operating cash flows. Non-cash expenses of depreciation and amortization contributed $2,902,000 to operating cash flow. Changes in working capital decreased cash provided by operating activities by $2,122,000, which primarily related to payments associated with tooling in progress and profit sharing.

Cash used in investing activities for the six months ended June 30, 2015 was $16,920,000, which includes $14,512,000 to acquire the assets of CPI and $2,408,000 for capital expenditures. The Company anticipates spending up to $7,235,000 during the remainder of 2015 on property, plant and equipment purchases for all of the Company's operations. At June 30, 2015, purchase commitments for capital expenditures in progress were $1,412,000. The Company anticipates using cash from operations and its revolving line of credit to finance the capital investment.

Cash provided by financing activities for the six months ended June 30, 2015 totaled $10,522,000. Net new borrowings of $15,000,000 were utilized to fund the acquisition of CPI. Cash used in financing activities included net repayments of $2,768,000 on the revolving line of credit and $1,607,000 of scheduled repayments of principal on the Company's outstanding Capex loan and Term loan.

At June 30, 2015, the Company had $4,117,000 in cash on hand, and an available balance on the revolving line of credit of $18,000,000.

On March 20, 2015, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a tenth amendment (the "Tenth Amendment") to the Credit Agreement. Pursuant to the terms of the Tenth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included an extension of the commitment period for the revolving line of credit to May 31, 2017 and an agreement to make a term loan in an original amount of $15,500,000, to finance the acquisition of CPI assets. On March 30, 2015, the Company repaid $500,000 of unused proceeds from the original term loan.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2015, the Company was in compliance with its financial covenants.

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

Recent Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 13 "Recent Accounting Pronouncements," to the consolidated financial statements included herein.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $304,000 and $289,000 at June 30, 2015 and December 31, 2014, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $737,000 at June 30, 2015 and $813,000 at December 31, 2014.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $812,000 at June 30, 2015 and $940,000 at December 31, 2014.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the six months ended June 30, 2015 or June 30, 2014.
Goodwill and Other Intangibles: Core Molding Technologies acquired certain assets of Airshield Corporation in 2001, and as a result, recorded goodwill related to its Matamoros, Mexico operations in the amount of $1,097,000. The Company also acquired the majority of the assets of CPI Binani on March 20, 2015, which resulted in approximately $1,306,000 of goodwill and $650,000 of other intangibles, as further described in Note 6. The Company evaluates goodwill annually on December 31 to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment using fair value measurements based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.” If impairment exists, the carrying amount of the goodwill is reduced to its estimated fair value. There was no impairment of the Company's goodwill for the six months ended June 30, 2015 or June 30, 2014.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2015 and December 31, 2014 of $1,136,000 and $1,165,000, respectively.

Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2014 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,086,000 at June 30, 2015 and $9,172,000 at December 31, 2014.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2015, the Company had a net asset related to tooling in progress of $181,000, which represented approximately $11,340,000 of progress tooling billings and $11,521,000 of progress tooling expenses. At December 31, 2014, the Company had a net liability related to tooling in progress of $8,068,000, which represented approximately $10,407,000 of progress tooling billings and $2,339,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net deferred tax asset of $503,000 at June 30, 2015 and December 31, 2014. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 10 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2014 Annual Report to Shareholders on Form 10-K.

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
A 10% change in future interest rate curves would impact the fair value of the Company’s interest rate swap, however, it would not have a material effect on earnings before tax.

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

Information concerning our stock repurchases during the three months ended June 30, 2015 is below. All stock was purchased to satisfy tax withholding obligation upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2015	—	—	—	—
May 1 to 31, 2015	9,989	24.39	—	—
June 1 to 30, 2015	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	August 10, 2015	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	August 10, 2015	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

4(b)(1)	Amendment No. 1 to Stockholder Rights Agreement, dated as of April 1, 2015, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, LLC.	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 2, 2015

10(a)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan (as amended May 14, 2015).	Filed Herein

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 10, 2015, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated August 10, 2015, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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