Form 10-K
period 2015-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2016-03-11
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $112,509,338, based upon the closing sale price of $22.84 on the NYSE MKT LLC on June 30, 2015, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 10, 2016, the number of shares of registrant's common stock outstanding was 7,709,407.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2016 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

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

In March 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a Minnesota based manufacturer and producer of direct long fiber thermoplastic ("D-LFT") products, and a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota ("CPI"). The purpose of the acquisition was to increase the Company's process capabilities and diversify the Company's customer base.

DESCRIPTION OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

Certain statements under this caption of this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expect,” “intend,” “plans,” “projects,” “believes,” “estimates,” “confident” and similar expressions are used to identify these forward-looking statements. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and D-LFT; spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology.

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

The largest markets for reinforced plastics are transportation (automotive and truck), agriculture, construction, marine, and industrial applications. The Company currently operates five production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico, which produce reinforced plastic products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company supplies reinforced plastic products to truck manufacturers, automotive suppliers, and manufacturers of marine and other commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products to OEMs outside of our traditional markets; (5) development of new materials, technology and processes to meet current or prospective customer requirements; and (6) acquiring an existing business. The Company's efforts continue to be directed towards all six areas.

MAJOR COMPETITORS

The Company believes that it is one of the three largest compounders and molders of reinforced plastics using the SMC, spray-up, hand-lay-up, RTM, and D-LFT molding processes in North America.  The Company faces competition from a number of other molders including, most significantly, Molded Fiber Glass Companies, Continental Structural Plastics, Ashley Industrial Molding, Sigma Industries and The Composites Group.  The Company believes that it is well positioned to compete based primarily on manufacturing capability and location, product quality, engineering capability, cost, and delivery.  However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.

MAJOR CUSTOMERS

The Company had four major customers, Navistar, Volvo Group ("Volvo"), PACCAR Inc. ("PACCAR") and Yamaha Motor Manufacturing Corporation of America ("Yamaha"), in 2015. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Navistar, Volvo, PACCAR, or Yamaha would have a material adverse effect on the business of the Company.

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

Yamaha Motor Manufacturing Corporation of America, a wholly owned subsidiary of Yamaha Motor Corporation, U.S.A., is a top manufacturer of recreational vehicles including golf carts, all-terrain vehicles, personal watercraft and side by side utility vehicles.  Demand in the recreational vehicle market is typically influenced by the rapid introduction of new models creating a short product lifecycle, the brand recognition of the various competitors, general economic conditions, and seasonal effects, among other factors.

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
The Company makes products for Navistar's Springfield, Ohio; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company works closely on new product development with Navistar's engineering and research personnel. Some of the products sold to Navistar include hoods, roofs, air deflectors, cab extenders, fender extensions, splash panels, and other components. Sales to Navistar amounted to approximately 28%, 29% and 33% of total sales for 2015, 2014 and 2013, respectively.

Relationship with Volvo

The Company makes products for Volvo’s New River Valley (Dublin, Virginia) and Macungie, Pennsylvania assembly plants, as well as aftermarket products for service distribution centers.  The Company works closely on new product development with Volvo’s engineering and research teams. Products sold to Volvo include hoods, roofs, sunvisors, air deflectors, cab extenders and other components. Sales to Volvo amounted to approximately 28%, 28% and 9% of total sales for 2015, 2014 and 2013, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, cab extenders, and other components. Sales to PACCAR amounted to approximately 17%, 21% and 35% of total sales for 2015, 2014 and 2013, respectively.

Relationship with Yamaha

The Company manufactures sheet molding compound and molded products for Yamaha’s assembly plant located in Newnan, GA.  The Company also works closely on new product and material development with Yamaha’s engineering and research personnel.  Products include sheet molding compound and various molded components to support the assembly of personal watercraft. Sales to Yamaha amounted to approximately 8%, 10%, and 9% of total sales in 2015, 2014 and 2013, respectively.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers and industries. Sales to these customers individually were all less than 10% of total annual sales. Sales to these customers amounted to approximately 19%, 13% and 14% of total sales for 2015, 2014 and 2013, respectively.

GEOGRAPHIC INFORMATION

All of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2015	2014	2013
United States	$129,651,000	$123,317,000	$95,063,000
Mexico	63,586,000	47,772,000	45,069,000
Canada	5,831,000	4,115,000	3,993,000
Total	$199,068,000	$175,204,000	$144,125,000

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31:

	2015	2014
United States	$44,191,000	$31,674,000
Mexico	29,912,000	30,321,000
Total	$74,103,000	$61,995,000

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

Closed Molded Products

The Company manufactures plastic products using compression molding, resin transfer molding and reaction injection molding. As of December 31, 2015, the Company owned 50 molding presses in its Columbus, Ohio facility (16), Matamoros, Mexico facility (19), Gaffney, South Carolina facility (10) and Winona, Minnesota facility (5). The Company's molding presses range in size from 250 to 5,000 tons.

Compression Molding of SMC - Compression molding is a process whereby SMC is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This process produces high quality, dimensionally consistent products. This process is typically used for high volume products. Higher volumes justify the customer's investment in matched die steel molds.

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

Direct Long-Fiber Thermoplastics ("D-LFT") - D-LFT molding employs two molds, typically a core and a cavity, similar to matched die molding. This is a process for compounding and molding thermoplastic materials with "long" fibers (typically, 0.5 inch or longer). Engineered thermoplastic pellets and performance additives are compounded in a screw extruder, to which chopped reinforcements (typically, glass fibers) are added and further extruded. A "charge" of material is cut to a precise weight, and this "charge" is directly moved to a compression or injection-transfer process, where it is molded into a finished part. The process allows for direct processing of the compounded material, bypassing the expense and delay of producing an intermediate product (pellets or sheets) as is used in other fiber-reinforced thermoplastic molding processes. The D-LFT process is an attractive option for products that have complex geometry, require high strength and stiffness and benefit from the recyclability of a thermoplastic resin.

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

Open Molded Products

The Company produces reinforced plastic products using both the hand lay-up and spray-up methods of open molding at our Batavia, Ohio and Matamoros, Mexico locations. Part sizes weigh from a few pounds to several hundred pounds with surface quality tailored for the end use application.

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

Assembly, Machining, and Paint Products

Many of the products molded by the Company are assembled, machined and prime painted or topcoat painted to result in a completed product used by the Company's customers.

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

RAW MATERIALS

The principal raw materials used in the Company's processes are unsaturated polyester, vinyl ester, epoxy, polypropylene and dicyclopentadiene resins, fiberglass, and filler. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (primarily metal components). Many of the raw materials used by the Company are crude oil based, natural gas based and downstream components, and therefore, the costs of certain raw materials can be affected by changes in costs of these underlying commodities. Due to fluctuating commodity prices, suppliers are typically reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supplier base for certain supplies, repair items, and components to improve its overall purchasing position.

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog of four weeks of expected shipments, was approximately $13.1 million (all of which the Company shipped during the first quarter of 2016) and $15.6 million at December 31, 2015 and 2014, respectively.

CAPACITY CONSTRAINTS

Capacity utilization is measured based on a standard work week of five days per week, three-shifts per day. During times when demand exceeds a five day, three-shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%.

During the fourth quarter of 2014, the Company put into service a second SMC production line, which approximately doubled SMC historical production capacity. The approximate SMC production line capacity utilization was 71% and 100% for the years ended December 31, 2015 and 2014, respectively.

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and the SMC molding at the Matamoros, Mexico facility.

The Company owned 27 large molding presses at December 31, 2015. The combined approximate large press capacity utilization in these production facilities was 84% and 79% for the years ended December 31, 2015 and 2014, respectively. The increased utilization mainly resulted from increase in demand from Volvo, partially offset by increased capacity provided by three new large molding presses acquired in the Company's purchase of CPI in the first quarter of 2015.

The capacity of production in the Batavia, Ohio facility and the spray-up, hand-lay-up and RTM at the Matamoros, Mexico facility are not linked directly to equipment capacities, due to the nature of the products produced.  Capacity of these operations is tied to available floor space.  The approximate capacity utilization for these operations was 46% and 49% for the years ended December 31, 2015 and 2014, respectively.

The Company has been required at times to run up to a three shift/seven day operation to meet its customers' production requirements.  The Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements.  Based on industry analysts' forecasts for medium and heavy-duty truck production levels, recent and forecasted customer requirements, the Company anticipates running a three shift/seven day schedule, from time to time, to meet customer production requirements in 2016.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $5.7 million, $10.7 million and $9.3 million in 2015, 2014 and 2013 respectively. These capital expenditures primarily consisted of building improvements, compression molding presses, a new SMC production line and purchases of production equipment to manufacture parts.

The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural plastic products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $719,000, $475,000 and $466,000 in 2015, 2014 and 2013, respectively.

ENVIRONMENTAL COMPLIANCE

The Company's manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways.  The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. The Company's policy is to conduct its business with due regard for the preservation and protection of the environment. The Company's environmental waste management process involves the regular auditing of hazardous waste accumulation points, hazardous waste activities and authorized treatment, storage and disposal facilities.  As part of the Company's environmental policy, all manufacturing employees are trained on waste management and other environmental issues.

The Ohio Environmental Protection Agency has issued Core Molding Technologies Title V Operating Permits for its Columbus, Ohio facility and its Batavia, Ohio facility.  The South Carolina Department of Health and Environmental Control has issued a Title V Operating Permit for the Gaffney, South Carolina facility. Core Molding Technologies has substantially complied with these and all other environmental compliance permits at its U.S. production facilities.

The Company holds various environmental operating permits for its production facility in Matamoros, Mexico as required by U.S. and Mexican state and federal regulations. The Company has substantially complied with all requirements of these operating permits.

EMPLOYEES

As of December 31, 2015, the Company employed a total of 1,525 employees, which consists of 685 employees in its United States operations and 840 employees in its Mexico operations. Of these 1,525 employees, 293 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 7, 2016, and 731 employees at the Company's Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2017.

PATENTS, TRADE NAMES, AND TRADEMARKS

The Company will evaluate, apply for, and maintain patents, trade names, and trademarks where it believes that such patents, trade names, and trademarks are reasonably required to protect its rights in its products.  The Company has increased its activity related to trademark protection in recent years, including the federal registration of the trademarks N-sulGuard®, Featherlite®, Airilite®, FeatherliteXL® and Econolite®. However, the Company does not believe that any single patent, trade name, or trademark or related group of such rights is materially important to its business or its ability to compete.

SEASONALITY & BUSINESS CYCLE

The Company's business is affected annually by the production schedules of its customers. Certain of the Company's customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company's third quarter. Certain customers also typically shut down their operations during the last week of December. As a result, demand for the Company's products typically decreases during the third and fourth quarters. Demand for medium and heavy-duty trucks, marine, and automotive products also fluctuate on an economic, cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company's products.

AVAILABLE INFORMATION

We maintain a website at www.coremt.com. Annual reports on Form 10-k, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the SEC. These materials are also available from the SEC’s website at www.sec.gov.

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

Sales to four customers constituted approximately 82% of our 2015 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with four customers accounted for 88% of accounts receivable at December 31, 2015.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our business is affected by the cyclical and overall nature of the industries and markets that we serve.

The North American heavy and medium-duty truck industries are highly cyclical. In 2015, approximately 78% of our product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

Price increases in raw materials and availability of raw materials could adversely affect our operating results and financial condition.

We purchase resins and fiberglass for use in production as well as hardware and other components for product assembly. The prices for purchased materials are affected by the prices of material feed stocks such as crude oil, natural gas, and downstream components, as well as processing capacity versus demand. We attempt to reduce our exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and when necessary through sales price adjustments to customers. If we are unsuccessful in developing ways to mitigate these raw material increases we may not be able to improve productivity or realize savings from cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

Cost reduction and quality improvement initiatives by original equipment manufacturers could have a material adverse effect on our business, results of operations, or financial condition.

We are primarily a components supplier to the heavy and medium-duty truck industries, which are characterized by a small number of original equipment manufacturers (“OEMs”) that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by purchasing components from suppliers that are geographically closer to their production facilities or relocating production to locations with lower cost structures and purchasing components from suppliers with lower production costs. These decisions by OEMs could require us to shift production between our facilities, move production lines between our facilities or open new facilities to remain competitive. Shifting production, moving production lines or opening new locations could result in significant costs required for capital investment, transfer expenses and operating costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. To the extent that the Company does not meet the quality standards or demands of quality improvement initiatives sought by OEMs, or does not match the quality of suppliers of comparable products, OEMs may choose to purchase from these alternative suppliers, and as a result the Company may lose existing or new business with OEMs. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.

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

The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of capability, product quality, cost, and delivery. Some of our competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities. If we are unable to develop new and innovative products, diversity the markets, materials and processes we utilize and increase operational enhancements, we may fall behind competitors or lose the ability to achieve competitive advantages. In the highly competitive market in which we operate, this may negatively impact our ability to retain existing customers or attract new customers, and if that occurs, it may negatively impact future operating results, sales and earnings.

We may be subject to additional shipping expense or late fees if we are not able to meet our customers' on-time demand for our products.

We must continue to meet our customers' demand for on-time delivery of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively and an unforeseen spike in demand for our products which would create capacity constraints, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations, or financial condition.

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

As of December 31, 2015, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 67% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 7, 2016 and January 16, 2017, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

We convert raw materials into molded products through a manufacturing process at each production facility. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, or natural disaster, whether short or long-term, could have a material adverse effect on our business, results of operations, or financial condition.

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

We have made acquisitions and may make acquisitions in the future. We may not realize the operating results that we anticipate from these acquisitions or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses. At times, we may not have the ability and resources to identify, evaluate and manage every acquisition opportunity and may miss out on potentially beneficial ones.

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

We have entered into executive severance agreements with executive officers that provide for significant severance payments in the event such employee's employment with us is terminated within two years of a change in control (as defined in the severance agreement) either by the employee for good reason (as defined in the severance agreement) or by us for any reason other than cause (as defined in the severance agreement), death or disability. A change in control under these agreements includes any transaction or series of related transactions as a result of which less than fifty percent (50%) of the combined voting power of the then-outstanding securities immediately after such transaction are held in the aggregate by the holders of our voting stock immediately prior to such transaction; any person has become the beneficial owner of securities representing 50% or more of our voting stock; we file a report or proxy statement with the SEC that a change in control of the Company has occurred; or within any two year period, the directors at the beginning of the period cease to constitute at least a majority thereof. These agreements would make it costly for us to terminate certain of our senior management employees and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns four production facilities that are situated in Columbus, Ohio, Gaffney, South Carolina, Winona Minnesota and Matamoros, Mexico, and leases a production facility in Batavia, Ohio and a distribution center in Brownsville, Texas.

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

The Gaffney, South Carolina plant, which was opened in 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 21 acres of land. The approximate 111,000 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	106,000
Office	5,000
Total	111,000

The Winona, Minnesota plant which was acquired in 2015 is located at 1700 Wilkie Drive. The facility consists of approximately 87,000 square feet on approximately 7 acres comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	81,000
Office	6,000
Total	87,000

The Matamoros, Mexico plant which was opened in 2009 is located at Guillermo Gonzalez Camarena y Thomas Alva Edison Manzana, Matamoros, Tamaulipas, Mexico. The facility consists of approximately 476,000 square feet on approximately 22 acres comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	461,000
Office	15,000
Total	476,000

The Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and Matamoros, Mexico properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 9 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE MKT LLC under the symbol “CMT”.

The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2015	$22.00	$11.00
Third Quarter	2015	23.40	16.86
Second Quarter	2015	28.95	17.02
First Quarter	2015	17.31	13.61

Fourth Quarter	2014	$14.27	$12.47
Third Quarter	2014	14.78	12.50
Second Quarter	2014	13.95	10.18
First Quarter	2014	15.49	11.21

The Company's common stock was held by 313 holders of record on March 10, 2016.

The Company made no payments of cash dividends during 2015, 2014 and 2013. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2015:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Grants	Weighted Average Exercise Price of Outstanding Options or Restricted Grants	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	112,907	$16.86	1,542,615

There were no stock repurchases during the three months ended December 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Core Molding Technologies Inc., the S&P Smallcap 600 Index, and the S&P Construction & Heavy Trucks Index

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Core Molding Technologies Inc.
S&P Smallcap 600
S&P Construction & Heavy Trucks

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

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

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Operating Data:
Product sales	$189,103	$169,744	$134,096	$149,698	$138,845
Tooling sales	9,965	5,460	10,029	12,752	4,576
Net sales	199,068	175,204	144,125	162,450	143,421
Gross margin	36,252	30,186	23,574	25,848	29,883
Income before interest and taxes	18,498	14,647	10,114	12,490	16,944
Net income	12,050	9,634	6,866	8,190	10,526
Earnings Per Share Data:
Net income per common share:
Basic	$1.59	$1.28	$0.95	$1.15	$1.51
Diluted	$1.58	$1.28	$0.92	$1.11	$1.44
Balance Sheet Data:
Total assets	$139,803	$117,715	$97,121	$91,849	$93,298
Working capital	31,534	23,244	17,869	18,639	16,983
Long-term debt	9,750	714	2,429	5,743	9,477
Stockholders' equity	88,733	76,146	67,448	57,998	50,096
Return on beginning equity	16%	14%	12%	16%	28%
Book value per share	$11.68	$10.07	$9.22	$8.13	$7.11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Certain statements under this caption of this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expect,” “intend,” “plans,” “projects,” “believes,” “estimates,” “confident” and similar expressions are used to identify these forward-looking statements. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
OVERVIEW

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long-fiber thermoplastics ("D-LFT"); spray-up, hand lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to medium and heavy-duty truck markets accounted for 78% of the Company’s sales for the year ended December 31, 2015 and 83% of the Company's sales for the year ended December 31, 2014 and 81% of the Company's sales for the year ended December 31, 2013. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies added a production facility in Matamoros, Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a new production facility in Matamoros, Mexico that replaced its leased facility. Most recently, in March 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota ("CPI"), which expanded the Company's process capabilities to include D-LFT and diversified the customer base.

Core Molding Technologies recorded net income in 2015 of $12,050,000, or $1.59 per basic and $1.58 per diluted share, compared with net income of $9,634,000, or $1.28 per basic and diluted share in 2014. Product sales in 2015 increased 11% from 2014, primarily from increased demand from Volvo and new sales from the acquisition of CPI.

Looking forward, the Company anticipates that 2016 sales levels will decrease as compared to 2015, due to lower demand from medium and heavy duty truck customers. Medium and heavy duty truck customers as well as industry analysts are forecasting decreases in Class 8 truck production of approximately 20% in 2016 compared to 2015.

RESULTS OF OPERATIONS

2015 COMPARED WITH 2014

Net sales for 2015 totaled $199,068,000, representing a 14% increase from the $175,204,000 reported for 2014. Included in total sales were tooling project sales of $9,965,000 for 2015 and $5,460,000 for 2014. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2015, excluding tooling project sales, totaled $189,103,000, representing an 11% increase from the $169,744,000 reported for 2014. In 2015, product sales were positively impacted by approximately $17,000,000 as a result of both the acquisition of CPI and other new business starting production in 2015. Additional changes in customer demand positively impacted sales by approximately $5,000,000. Partially offsetting these increases were lower product sales to PACCAR associated with programs nearing the end of their production life of approximately $3,000,000.

Sales to Navistar in 2015 totaled $56,415,000, compared to $51,330,000 reported for 2014. Included in total sales are tooling sales of $6,246,000 and $76,000 for 2015 and 2014, respectively. Product sales to Navistar decreased 2% in 2015 as compared to 2014, primarily due to a change in demand.

Sales to Volvo in 2015 totaled $55,125,000, compared to $48,859,000 reported for 2014. Included in total sales are tooling sales of $1,600,000 and $2,519,000 for 2015 and 2014, respectively. Product sales to Volvo increased by 16% in 2015 as compared to 2014, primarily due to a change in demand.

Sales to PACCAR in 2015 totaled $34,430,000, compared to $36,128,000 reported for 2014. Included in total sales are tooling sales of $978,000 and $526,000 for 2015 and 2014, respectively. Product sales to PACCAR decreased 6% in 2015 as compared to 2014. This decrease was primarily due to lower sales of products nearing the end of their production life, partially offset by a change in demand for other products.

Sales to Yamaha in 2015 totaled $16,766,000, compared to $16,911,000 reported for 2014. The 1% decrease in sales was due to changes in customer demand from Yamaha.

Sales to other customers in 2015 totaled $36,332,000, increasing 65% from $21,976,000 reported for 2014. Included in total sales are tooling sales of $1,141,000 and $2,339,000 in 2015 and 2014, respectively. Product sales to other customers increased 79% in 2015 as compared to 2014. In 2015, product sales were positively impacted from the acquisition of CPI and other new business starting production in 2015. The remaining increase is primarily due to changes in demand from other customers.

Gross margin was approximately 18.2% of sales in 2015 and 17.2% in 2014. The gross margin increase, as a percent of sales, was due to favorable foreign currency exchange effects of 1.1%, favorable net changes in selling price and material costs of 0.4% and favorable contribution from CPI of 0.1%. These increases were offset by product mix and production inefficiencies of 0.4% and higher fixed spending of 0.2%.

Selling, general and administrative expense (“SG&A”) totaled $17,754,000 in 2015, compared to $15,539,000 in 2014. Contributing to the increase in SG&A expense were SG&A expenses of $993,000 from CPI, increased profit sharing costs of $603,000, higher labor and benefits of $297,000 and higher travel expenses of $210,000.

Net interest expense totaled $330,000 for the year ended December 31, 2015, compared to net interest expense of $122,000 for the year ended December 31, 2014. The interest on the term loan related to the acquisition of CPI and lower capitalized interest resulted in an increase in net interest expense of $301,000. Partially offsetting this increase, were lower interest costs due to the reductions in Capex loan balance and the revolving line of credit in 2015.

Income tax expense was approximately 34% of total income before income taxes in 2015 and 2014. Net income for 2015 was $12,050,000 or $1.59 per basic and $1.58 per diluted share, compared with net income of $9,634,000 or $1.28 per basic and diluted share for 2014.

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

Sales to Navistar in 2014 totaled $51,330,000, compared to $47,356,000 reported for 2013. Included in total sales are tooling sales of $76,000 and $972,000 for 2014 and 2013, respectively. Product sales to Navistar increased 11% in 2014 as compared to 2013 primarily due to a change in demand.

Sales to Volvo in 2014 totaled $48,859,000, compared to $12,444,000 reported for 2013. Included in total sales are tooling sales of $2,519,000 and $936,000 for 2014 and 2013, respectively. Product sales to Volvo increased by $34,832,000 in 2014 as compared to 2013 primarily due to the full year impact of 2013 business awards, which did not start generating product revenues for the Company until the third quarter of 2013, and due to a change in demand.

Sales to PACCAR in 2014 totaled $36,128,000, compared to $50,154,000 reported for 2013. Included in total sales are tooling sales of $526,000 and $7,370,000 for 2014 and 2013, respectively. Product sales to PACCAR decreased 17% in 2014 as compared to 2013. This decrease was primarily due to lower sales of products nearing the end of their production life of approximately $10,000,000, partially offset by sales of new products of approximately $2,000,000 and from a change in demand from PACCAR of approximately $1,000,000.

Sales to Yamaha in 2014 totaled $16,911,000, compared to $13,648,000 reported for 2013. This 24% increase in sales was due to both Yamaha transitioning additional business to the Company and a change in demand from Yamaha.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures and acquisition.

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

On March 27, 2013, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any sheet molding compound manufacturing capacity expansion; (3) to extend the commitment period for the revolving line of credit to May 31, 2015; and (4) to cancel, effective immediately, the unused $10,000,000 Mexican Expansion Revolving Loan.

On October 31, 2013, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates on Eurodollar Loans and Daily Libor Loans to 160 basis points from 175 basis points.

On March 20, 2015, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a tenth amendment (the "Tenth Amendment") to the Credit Agreement. Pursuant to the terms of the Tenth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included an extension of the commitment period for the revolving line of credit to May 31, 2017 and an agreement to make a term loan in an original amount of $15,500,000, to finance the acquisition of CPI. On March 30, 2015, the Company repaid $500,000 of unused proceeds from the original term loan.

Cash provided by operating activities totaled $18,615,000 for the year ended December 31, 2015. Net income of $12,050,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $6,041,000. Changes in working capital decreased cash provided by operating activities by $978,000. Changes in working capital primarily relate to a decrease in accrued and other liabilities, as well as increases in inventory and accounts receivable. These were partially offset by an increase in accounts payable, as well as decreases in tax receivables and prepaid assets.

Cash used in investing activities totaled $20,195,000 for the year ended December 31, 2015, which includes $14,512,000 to acquire CPI and $5,683,000 related to capacity expansions and equipment purchases at the Company’s production facilities. The Company anticipates spending approximately $7,000,000 during 2016 on property, plant and equipment purchases for all of the Company's operations. The Company anticipates using cash from operations and its revolving line of credit to finance this capital investment. At December 31, 2015, purchase commitments for capital expenditures in progress were approximately $1,102,000.

Cash provided by financing activities totaled $8,211,000 for the year ended December 31, 2015. Net new borrowings of $15,000,000 were utilized to fund the acquisition of CPI. Cash used in financing activities included net repayments of $2,768,000 on the revolving line of credit and $3,964,000 of scheduled repayments of principal on the Company’s Capex and Term loans. Additionally reductions in taxes payable due to disqualified dispositions and vesting of restricted stock contributed $211,000 to cash flow. Purchases of treasury stock to satisfy employee tax withholding requirements on vested restricted stock reduced cash flow from financing activities by $287,000.

At December 31, 2015, the Company had cash on hand of $8,943,000 and an available revolving line of credit of $18,000,000. Management believes that cash on hand, cash flow from operating activities and available borrowings under the Credit Agreement will be sufficient to meet the Company’s current liquidity needs. If a material adverse change in the financial position of the

Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2015, the Company was in compliance with its financial covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants. Based on the Company’s forecast, which is primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

On November 14, 2014 the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, which became effective on November 25, 2014.  The Registration Statement registered common stock, preferred stock, debt securities, warrants, depositary shares, rights, units and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time.  The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings.  The Registration Statement has a three year term.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2015:

	2016	2017	2018	2019	2020 and after	Total
Long-term debt	$3,714,000	$3,000,000	$3,000,000	$3,000,000	$750,000	$13,464,000
Interest(A)	273,000	182,000	115,000	48,000	1,000	619,000
Operating lease obligations	539,000	486,000	328,000	192,000	—	1,545,000
Contractual commitments for capital expenditures(B)	1,102,000	—	—	—	—	1,102,000
Post retirement benefits	1,060,000	392,000	370,000	368,000	6,816,000	9,006,000
Total	$6,688,000	$4,060,000	$3,813,000	$3,608,000	$7,567,000	$25,736,000

(A) Variable interest rates were as of December 31, 2015.
(B) Includes $464,000 recorded on the balance sheet in accounts payable at December 31, 2015.

Interest is calculated based on the effective interest rates on the Company’s borrowing arrangements reflective of the interest rate swap agreement in place for the long-term borrowings. As of December 31, 2015, the Company had no off-balance sheet arrangements.

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

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $40,000 at December 31, 2015 and $289,000 at December 31, 2014. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $523,000 at December 31, 2015 and $813,000 at December 31, 2014.

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for excess and obsolete inventory of $863,000 at December 31, 2015 and $940,000 at December 31, 2014.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The Company acquired the majority of the assets of CPI on March 20, 2015, which resulted in approximately $650,000 of definite-lived intangibles and $12,474,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2015, 2014 and 2013.

Goodwill

The Company has recorded $2,403,000 of goodwill as a result of two acquisitions. In 2001, the Company acquired certain assets of Airshield Corporation, and as a result, recorded goodwill in the amount of $1,097,000. The Company also acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $1,306,000 of goodwill.

The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment utilizing the one-step qualitative assessment. We consider relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the Company's fair value is determined to be more likely than not impaired based on the one-step qualitative approach, a quantitative valuation to estimate the fair value of the Company is performed. Fair value measurements are based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.”

There was no impairment of the Company's goodwill for the years ended December 31, 2015, 2014 and 2013.

Self-Insurance

The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2015 and December 31, 2014 of $1,074,000 and $1,165,000, respectively.

Post Retirement Benefits

Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,006,000 at December 31, 2015 and $9,172,000 at December 31, 2014.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2015, the Company had a net liability related to tooling in progress of $2,271,000, which represents approximately $21,967,000 of progress tooling billings and $19,696,000 of progress tooling expenses. At December 31, 2014 the Company had a net liability related to tooling in progress of $8,068,000, which represents approximately $10,407,000 of progress tooling billings and $2,339,000 of progress tooling expenses.

Income Taxes

Management assesses the need for a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. The Company has considered future taxable income in assessing the need for a valuation allowance and has not recorded a valuation allowance due to anticipating it being more likely than not that the Company will realize these benefits.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost or net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. The Company does not believe that the pronouncement will have a material impact on the Company's financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which is an accounting standards update with new guidance that eliminates the requirement in a business combination to restate prior period financial statements for measurement period adjustments. Instead, measurement period adjustments will be recognized in the reporting period in which the adjustment is identified. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. The amendments should be applied prospectively to measurement period adjustments that occur after the effective date of this update with early adoption permitted for financial statements that have not been issued. The Company will adopt this standards update as required and recognize any such future adjustments accordingly.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company will adopt this standards update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. The Company will adopt this standards update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Core Molding Technologies has the following five items that are sensitive to market risks at December 31, 2015: (1) Revolving Line of Credit under the Credit Agreement which bears a variable interest rate; (2) Capex Loan payable with a variable interest rate (although the Company has an interest rate swap to fix the variable portion of the applicable interest rate at 2.3%); (3) Term Loan payable with a variable interest rate; (4) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (5) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.

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
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves, and the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Core Molding Technologies, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As permitted, the Company has excluded the operations of CPI Binani, Inc. acquired during 2015, which is described in Note 7 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Core Molding Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Columbus, Ohio
March 11, 2016

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2015	2014	2013
Net sales:
Products	$189,103,000	$169,744,000	$134,096,000
Tooling	9,965,000	5,460,000	10,029,000
Total net sales	199,068,000	175,204,000	144,125,000

Total cost of sales	162,816,000	145,018,000	120,551,000

Gross margin	36,252,000	30,186,000	23,574,000

Total selling, general and administrative expense	17,754,000	15,539,000	13,460,000

Income before interest and taxes	18,498,000	14,647,000	10,114,000

Interest expense	330,000	122,000	214,000

Income before income taxes	18,168,000	14,525,000	9,900,000

Income Taxes:
Current	4,889,000	2,370,000	2,755,000
Deferred	1,229,000	2,521,000	279,000
Total income taxes	6,118,000	4,891,000	3,034,000

Net income	$12,050,000	$9,634,000	$6,866,000

Net income per common share:
Basic	$1.59	$1.28	$0.95
Diluted	$1.58	$1.28	$0.92
Weighted average shares outstanding:
Basic	7,583,000	7,508,000	7,220,000
Diluted	7,623,000	7,553,000	7,435,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
Net income	$12,050,000	$9,634,000	$6,866,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	21,000	21,000	36,000
Income tax expense	(8,000)	(7,000)	(12,000)

Post retirement benefit plan adjustments:
Net actuarial (loss) gain	217,000	(2,679,000)	3,118,000
Prior service costs	(496,000)	(496,000)	(496,000)
Income tax benefit (expense)	81,000	1,119,000	(961,000)

Comprehensive income	$11,865,000	$7,592,000	$8,551,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$8,943,000	$2,312,000
Accounts receivable (less allowance for doubtful accounts: December 31, 2015 - $40,000; December 31, 2014 - $289,000)	36,886,000	34,360,000
Inventories:
Finished goods	1,646,000	1,402,000
Work in process	1,516,000	1,621,000
Raw materials and components	10,535,000	8,612,000
Total inventories, net	13,697,000	11,635,000

Deferred tax asset-current portion	1,598,000	1,868,000
Foreign sales tax receivable	280,000	1,447,000
Income taxes receivable	670,000	2,286,000
Prepaid expenses and other current assets	610,000	715,000
Total current assets	62,684,000	54,623,000

Property, plant and equipment, net	74,103,000	61,995,000

Goodwill	2,403,000	1,097,000
Intangibles, net	613,000	—
Total Assets	$139,803,000	$117,715,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,714,000	$1,714,000
Revolving line of credit	—	2,768,000
Current portion of interest rate swaps	2,000	34,000
Accounts payable	13,481,000	9,256,000
Tooling in progress	2,271,000	8,068,000
Current portion of post retirement benefits liability	1,088,000	1,064,000
Accrued liabilities:
Compensation and related benefits	8,474,000	7,087,000
Taxes	203,000	256,000
Other	1,917,000	1,132,000
Total current liabilities	31,150,000	31,379,000

Long-term debt	9,750,000	714,000
Interest rate swaps	—	3,000
Deferred tax liability	2,252,000	1,365,000
Post retirement benefits liability	7,918,000	8,108,000
Total Liabilities	51,070,000	41,569,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at December 31, 2015 and December 31, 2014	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,596,500 at December 31, 2015 and 7,559,012 at December 31, 2014	76,000	76,000
Paid-in capital	29,147,000	28,138,000
Accumulated other comprehensive income, net of income taxes	2,645,000	2,830,000
Treasury stock	(27,647,000)	(27,360,000)
Retained earnings	84,512,000	72,462,000
Total Stockholders’ Equity	88,733,000	76,146,000
Total Liabilities and Stockholders’ Equity	$139,803,000	$117,715,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2013	7,130,804	$71,000	$25,526,000	$3,187,000	$(26,748,000)	$55,962,000	$57,998,000
Net income						6,866,000	6,866,000
Change in post retirement benefits, net of tax of $961,000				1,661,000			1,661,000
Change in interest rate swaps, net of tax of $12,000				24,000			24,000
Common stock issued	132,725	1,000	409,000				410,000
Excess tax benefit — equity transactions			409,000				409,000
Purchase of treasury stock	(36,329)				(334,000)		(334,000)
Restricted stock vested	91,573	1,000					1,000
Share-based compensation			413,000				413,000
Balance at December 31, 2013	7,318,773	$73,000	$26,757,000	$4,872,000	$(27,082,000)	$62,828,000	$67,448,000
Net income						9,634,000	9,634,000
Change in post retirement benefits, net of tax of $1,119,000				(2,056,000)			(2,056,000)
Change in interest rate swaps, net of tax of $7,000				14,000			14,000
Common stock issued	186,060	2,000	326,000				328,000
Excess tax benefit — equity transactions			311,000				311,000
Purchase of treasury stock	(21,797)				(278,000)		(278,000)
Restricted stock vested	75,976	1,000					1,000
Share-based compensation			744,000				744,000
Balance at December 31, 2014	7,559,012	$76,000	$28,138,000	$2,830,000	$(27,360,000)	$72,462,000	$76,146,000
Net income						12,050,000	12,050,000
Change in post retirement benefits, net of tax of $81,000				(198,000)			(198,000)
Change in interest rate swaps, net of tax of $8,000				13,000			13,000
Common stock issued	3,000		19,000				19,000
Excess tax benefit — equity transactions			205,000				205,000
Purchase of treasury stock	(12,141)				(287,000)		(287,000)
Restricted stock vested	46,629						—
Share-based compensation			785,000				785,000
Balance at December 31, 2015	7,596,500	$76,000	$29,147,000	$2,645,000	$(27,647,000)	$84,512,000	$88,733,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	2015	2014	2013
Cash flows from operating activities:
Net income	$12,050,000	$9,634,000	$6,866,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,041,000	5,023,000	4,878,000
Deferred income taxes	1,229,000	2,521,000	279,000
Mark-to-market of interest rate swaps	(14,000)	(45,000)	(73,000)
Share-based compensation	785,000	744,000	413,000
Loss on disposal of assets	—	—	5,000
(Gain) loss on foreign currency translation and transactions	(54,000)	108,000	27,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(911,000)	(12,292,000)	(7,446,000)
Inventories	(1,387,000)	(808,000)	(862,000)
Income taxes receivable	1,616,000	(1,959,000)	944,000
Prepaid and other assets	1,395,000	(78,000)	93,000
Accounts payable	2,095,000	(275,000)	2,259,000
Accrued and other liabilities	(3,786,000)	9,031,000	125,000
Post retirement benefits liability	(444,000)	(777,000)	(591,000)
Net cash provided by operating activities	18,615,000	10,827,000	6,917,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,683,000)	(10,679,000)	(9,332,000)
Proceeds from sale of property and equipment	—	—	92,000
Purchase of assets of CPI Binani Inc.	(14,512,000)	—	—
Net cash used in investing activities	(20,195,000)	(10,679,000)	(9,240,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(10,102,000)	(67,993,000)	—
Gross borrowings on revolving line of credit	7,334,000	70,761,000	—
Proceeds from term loan	15,500,000	—	—
Payment of principal of term loan	(2,750,000)	—	—
Payment of principal on Mexican loan	—	(1,600,000)	(1,600,000)
Payment of principal on capex loan	(1,714,000)	(1,715,000)	(1,714,000)
Payment of principal on industrial development revenue bond	—	—	(420,000)
Excess tax benefit from equity incentive plans	211,000	395,000	409,000
Payments related to the purchase of treasury stock	(287,000)	(278,000)	(334,000)
Proceeds from issuance of common stock	19,000	328,000	410,000
Net cash provided by (used in) financing activities	8,211,000	(102,000)	(3,249,000)

Net change in cash and cash equivalents	6,631,000	46,000	(5,572,000)

Cash and cash equivalents at beginning of year	2,312,000	2,266,000	7,838,000

Cash and cash equivalents at end of year	$8,943,000	$2,312,000	$2,266,000

Cash paid for:
Interest (net of amounts capitalized)	$279,000	$110,000	$204,000
Income taxes	$4,218,000	$3,567,000	$1,296,000
Non Cash:
Fixed asset purchases in accounts payable	$464,000	$557,000	$709,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long-fiber thermoplastics ("D-LFT"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies operates five production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico.

The Company operates in one business segment as a manufacturer of SMC and molder of fiberglass reinforced plastics. The Company produces and sells SMC and molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets.

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

Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2015, the Company had a net liability related to tooling in progress of $2,271,000, which represents approximately $21,967,000 of progress tooling billings and $19,696,000 of progress tooling expenses. At December 31, 2014, the Company had a net liability related to tooling in progress of $8,068,000 which represents approximately $10,407,000 of progress tooling billings and $2,339,000 of progress tooling expenses.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $8,943,000 at December 31, 2015 and $2,312,000 at December 31, 2014.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $40,000 at December 31, 2015 and $289,000 December 31, 2014. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $523,000 at December 31, 2015 and $813,000 at December 31, 2014. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $863,000 at December 31, 2015 and $940,000 at December 31, 2014.

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

Depreciation expense was $5,955,000, $5,009,000 and $4,783,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company capitalized interest costs of approximately $2,000 and $80,000 for the years ended December 31, 2015 and 2014, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The Company acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $650,000 of definite-lived intangibles and $12,474,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2015, 2014 and 2013.

Goodwill - The Company has recorded $2,403,000 of goodwill as a result of two acquisitions. In 2001, the Company acquired certain assets of Airshield Corporation, and as a result, recorded goodwill in the amount of $1,097,000. The Company also acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $1,306,000 of goodwill.

The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment utilizing the one-step qualitative assessment. We consider relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the Company's carrying amount is determined to be more likely than not impaired based on the one-step qualitative approach, a quantitative valuation to estimate the fair value of the Company is performed. Fair value measurements are based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.”

There was no impairment of the Company's goodwill for the years ended December 31, 2015, 2014 and 2013.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 11.

Self-Insurance - The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2015 and December 31, 2014 of $1,074,000 and $1,165,000, respectively.

Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,006,000 at December 31, 2015 and $9,172,000 at December 31, 2014.

Fair Value of Financial Instruments - The Company's financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 15.

Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. Sales to four major customers comprised 82%, 87% and 86% of total sales in 2015, 2014 and 2013, respectively (see Note 4). Concentrations of accounts receivable balances with four customers accounted for 88% and 90% of accounts receivable at December 31, 2015 and 2014, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to certain customers' manufacturing and service locations in Mexico and Canada totaled 35%, 30% and 34% of total sales for 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company employed a total of 1,525 employees, which consisted of 685 employees in its United States operations and 840 employees in its Mexican operations. Of these 1,525 employees, 293 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 7, 2016, and 731 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 16, 2017.

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

Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $719,000, $475,000 and$466,000 in 2015, 2014 and 2013.

Foreign Currency Adjustments - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency translation and transaction activity is included in selling, general and administrative expense. This activity resulted in a gain of $54,000 in 2015 and losses of $108,000 and $27,000 in 2014 and 2013, respectively.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASU Topic 606 has been delayed until the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently assessing the transition alternatives and potential impact the pronouncement and adoption of ASU Topic 606 will have on the Company’s financial statements. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which is an accounting standards update with new guidance that eliminates the requirement in a business combination to restate prior period financial statements for measurement period adjustments. Instead, measurement period adjustments will be recognized in the reporting period in which the adjustment is identified. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. The amendments should be applied prospectively to measurement period adjustments that occur after the effective date of this update with early adoption permitted for financial statements that have not been issued. We will adopt this standard update as required and recognize any such future adjustments accordingly.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company will adopt this standards update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. The Company will adopt this standards update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3. Net Income per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income per common share is as follows:

	December 31,
	2015	2014	2013
Net income	$12,050,000	$9,634,000	$6,866,000

Weighted average common shares outstanding — basic	7,583,000	7,508,000	7,220,000
Effect of dilutive securities	40,000	45,000	215,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,623,000	7,553,000	7,435,000

Basic net income per common share	$1.59	$1.28	$0.95
Diluted net income per common share	$1.58	$1.28	$0.92

At December 31, 2015, there were no outstanding stock options. At December 31, 2014 and 2013, all unexercised stock options were included in diluted earnings per share.

4. Major Customers

The Company had four major customers during 2015, Navistar, Volvo, PACCAR and Yamaha. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Navistar, Volvo, PACCAR or Yamaha would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2015	2014	2013
Navistar product sales	$50,169,000	$51,254,000	$46,384,000
Navistar tooling sales	6,246,000	76,000	972,000
Total Navistar sales	56,415,000	51,330,000	47,356,000

Volvo product sales	53,525,000	46,340,000	11,508,000
Volvo tooling sales	1,600,000	2,519,000	936,000
Total Volvo sales	55,125,000	48,859,000	12,444,000

PACCAR product sales	33,452,000	35,602,000	42,784,000
PACCAR tooling sales	978,000	526,000	7,370,000
Total PACCAR sales	34,430,000	36,128,000	50,154,000

Yamaha product sales	16,766,000	16,911,000	13,648,000
Yamaha tooling sales	—	—	—
Total Yamaha sales	16,766,000	16,911,000	13,648,000

Other product sales	35,191,000	19,637,000	19,772,000
Other tooling sales	1,141,000	2,339,000	751,000
Total other sales	36,332,000	21,976,000	20,523,000

Total product sales	189,103,000	169,744,000	134,096,000
Total tooling sales	9,965,000	5,460,000	10,029,000
Total sales	$199,068,000	$175,204,000	$144,125,000

5. Foreign Operations

In conjunction with the Company's acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made in United States dollars, which totaled $69,235,000, $61,313,000 and $61,612,000 in 2015, 2014 and 2013, respectively. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 19%, 22% and 23% of sales produced at the Matamoros operations in 2015, 2014 and 2013, respectively. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties including safety and security concerns inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.

All of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2015	2014	2013
United States	$129,651,000	$123,317,000	$95,063,000
Mexico	63,586,000	47,772,000	45,069,000
Canada	5,831,000	4,115,000	3,993,000
Total	$199,068,000	$175,204,000	$144,125,000

The following table provides information related to the location of property, plant and equipment, net, as of December 31:

	2015	2014
United States	$44,191,000	$31,674,000
Mexico	29,912,000	30,321,000
Total	$74,103,000	$61,995,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2015	2014
Land and land improvements	$5,958,000	$5,098,000
Buildings	41,417,000	37,143,000
Machinery and equipment	87,482,000	75,905,000
Tools, dies, and patterns	808,000	808,000
Additions in progress	2,331,000	979,000
Total	137,996,000	119,933,000
Less accumulated depreciation	(63,893,000)	(57,938,000)
Property, plant, and equipment - net	$74,103,000	$61,995,000

Additions in progress at December 31, 2015 and 2014 relate to building improvements and equipment purchases that were not yet completed at year end. At December 31, 2015, commitments for capital expenditures in progress were $1,102,000 and included $464,000 recorded on the balance sheet in accounts payable. At December 31, 2014, commitments for capital expenditures in progress were $1,682,000, and included $557,000 recorded on the balance sheet in accounts payable. The Company capitalized interest of $2,000 and $80,000 for the years ended December 31, 2015 and 2014, respectively.

7. Acquisition of CPI

On March 20, 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota for a cash purchase price of $15,000,000, which expanded the Company's process capabilities to include D-LFT and diversified the customer base. The purchase price was subject to working capital adjustments resulting in a reduction in the purchase price of $488,000.

Cash paid at closing was financed through borrowing under the Company's existing credit facility, as amended and further described in Note 9 below.

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

The acquisition is not considered significant to the Company's consolidated balance sheet and results of operations. Accordingly, no pro-forma results are provided prior to the effective date of the acquisition. The Company incurred $303,000 of expenses for the year ended December 31, 2015 associated with the acquisition, which is recorded in selling, general and administrative expense.

8. Goodwill and Intangibles

Goodwill activity for the year ended December 31, 2015 consisted of the following:

Balance at December 31, 2014	$1,097,000
Additions	1,306,000
Impairment	—
Balance at December 31, 2015	$2,403,000

Intangible assets at December 31, 2015 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(7,000)	$243,000
Customer Relationships	10 Years	400,000	(30,000)	370,000
		$650,000	$(37,000)	$613,000

All definite-lived intangible assets were acquired as part of the acquisition of CPI, therefore no definite-lived intangible assets existed at December 31, 2014. The aggregate intangible asset amortization expense was $37,000 for the year ended December 31, 2015. The Company incurred no amortization expense for the years ended December 31, 2014 and 2013.

9. Debt and Leases

Long-term debt consists of the following at:

	December 31, 2015	December 31, 2014
Capex loan payable to a bank, interest at a variable rate (2.04% and 1.76% at December 31, 2015 and 2014, respectively) with monthly payments of interest and principal over a seven-year period through May 2016.	$714,000	$2,428,000
Term loan payable to a bank, interest at a variable rate (2.24% at December 31, 2015) with monthly payments of interest and principal through March 2020.	12,750,000	—
Revolving Line of Credit	—	2,768,000
Total	13,464,000	5,196,000
Less current portion	(3,714,000)	(4,482,000)
Long-term debt	$9,750,000	$714,000

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
On March 27, 2013, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into an eighth amendment (the "Eighth Amendment") to the Credit Agreement. Pursuant to the terms of the Eighth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an increase to the borrowing limit on the revolving line of credit from $8,000,000 to $18,000,000; (2) modification to the fixed charge definition to exclude capital expenditures of up to $18,000,000 associated with the Company's compression molding capacity expansion and any sheet molding compound manufacturing capacity expansion; (3) to extend the commitment period for the revolving line of credit to May 31, 2015; and (4) to cancel, effective immediately, the unused $10,000,000 Mexican Expansion Revolving Loan.
On October 31, 2013, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a ninth amendment (the "Ninth Amendment") to the Credit Agreement. Pursuant to the terms of the Ninth Amendment, the parties agreed to decrease the applicable margin for interest rates on Eurodollar Loans and Daily Libor Loans to 160 basis points from 175 basis points.
On March 20, 2015, The Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a tenth amendment (the "Tenth Amendment") to the Credit Agreement that the parties originally entered into on December 9, 2008. Pursuant to the terms of the Tenth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included (1) an extension of the commitment period for the revolving line of credit to May 31, 2017; (2) an agreement to make a term loan in an original amount of $15,500,000 with the proceeds to be used to finance the acquisition of CPI assets; and (3) modifications to the Credit Agreement's fixed charge definition to exclude (i) certain capital expenditures that are incurred on or before June 30, 2016, up to an aggregate amount not to exceed $4,400,000, and (ii) certain capital expenditures that were incurred on or before June 30, 2015, up to an aggregate amount not to exceed $18,000,000. On March 30, 2015, the Company repaid $500,000 of unused proceeds from the original term loan.
Capex Loan

The $12,000,000 Capex loan was a construction draw loan that converted to a seven-year term loan with fixed monthly principal payments. Borrowings made pursuant to this loan bear interest, payable monthly at 30 day LIBOR plus 160 basis points.

Term Loan

The $15,500,000 Term Loan has fixed monthly principal payments payable over a five-year period. Borrowings made pursuant to this loan bear interest, payable monthly at 30 day LIBOR plus 180 basis points.

Mexican Loan

The $8,000,000 Mexican loan was also a construction draw loan to finance the production facility in Matamoros, Mexico that was converted to a five-year term loan with annual payments commencing January 2010. This commitment bore interest at LIBOR plus 160 basis points and was paid in full in January 2014.

Industrial Development Revenue Bond

In May 1998, the Company borrowed $7,500,000 through the issuance of an Industrial Development Revenue Bond (“IDRB”). The IDRB bore interest at a weekly adjustable rate and was paid in full in April 2013. As security for the IDRB, the Company obtained a letter of credit from a commercial bank. The letter of credit expired in April 2013 upon final payment of the loan.

Revolving Line of Credit

At December 31, 2015, the Company had available an $18,000,000 variable rate revolving line of credit scheduled to mature on May 31, 2017. The revolving line of credit bears interest at daily LIBOR plus 160 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by Corecomposites de Mexico, S. de C.V. has been pledged).

Annual maturities of long-term debt are as follows:

2016	$3,714,000
2017	3,000,000
2018	3,000,000
2019	3,000,000
2020	750,000
Thereafter	—
Total	$13,464,000

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

On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives 30 day LIBOR (0.44% at December 31, 2015). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of December 31, 2015 and December 31, 2014 was a liability of $2,000 and $37,000, respectively. The Company recorded interest income of $35,000, $66,000 and $102,000 for mark-to-market adjustments of fair value related to this swap for the years ended December 31, 2015, 2014 and 2013, respectively. The notional amount of the swap at December 31, 2015 and December 31, 2014 was $714,000 and $2,428,000, respectively.

For the years ended December 31, 2015, 2014 and 2013, interest expense includes expense of $32,000, $70,000 and $110,000, respectively, for settlements related to the Company’s swaps.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2015, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Leases

The Company has entered into an operating lease agreement through July 2019 for the manufacturing facility located in Batavia, Ohio. Additionally, the Company leases a warehouse and distribution center in Brownsville, Texas under a 5-year operating lease agreement expiring in October 2017.

Total rental expense was $696,000, $767,000 and $800,000 for 2015, 2014 and 2013, respectively. Included in rental expense are both operating lease payments and rental costs related to the use of equipment during the normal course of business under nonbinding terms. Future minimum operating lease payments are as follows:

2016	$539,000
2017	486,000
2018	328,000
2019	192,000
Thereafter	—
Total minimum lease payments	$1,545,000

10. Stock Based Compensation

The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted. The number of shares remaining available for future issuance is 1,542,615.

The options that were granted under the 2006 Plan had vesting schedules of five or nine and one-half years from the date of grant, or immediately upon change in ownership, were not exercisable after ten years from the date of grant, and were granted at prices which equal or exceed the fair market value of Core Molding Technologies common stock at the date of grant. Restricted stock granted under the 2006 Plan require the individuals receiving the grants to maintain certain common stock ownership thresholds and vest over three years or upon the date of the participants' sixty-fifth birthday, death, disability or change in control.

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

Stock Options

There were no grants of options in the years ended December 31, 2015, 2014 and 2013. Total compensation cost related to incentive stock options was $0 for the years ended December 31, 2015 and 2014, and $5,000 for the year ended December 31, 2013. Compensation expense from incentive stock options is included in selling, general, and administrative expenses. There was no tax benefit recorded for this compensation cost as the expense relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

During the years ended December 31, 2015, 2014 and 2013 Core Molding Technologies received approximately $19,000, $328,000 and $410,000, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $26,000, $915,000 and $825,000, respectively, in each of those years. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Tax benefit received as a result of disqualified dispositions related to stock options was $9,000, for the year ended December 31, 2015, which was recorded as a credit to income tax expense of $6,000 and a credit to additional paid in capital of $3,000. For the year ended December 31, 2014 the tax benefit received as a result of disqualified dispositions related to stock options was $311,000, which was recorded as a credit to income tax expense of $84,000 and a credit to additional paid in capital of $227,000. For the year ended December 31, 2013 the tax benefit received as a result of disqualified dispositions related to stock options was $300,000, which was recorded as a credit to additional paid in capital.

The following summarizes the activity relating to stock options under the plans mentioned above for the years ended December 31:

	2015		2014		2013
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding - beginning of year	3,000	$6.40	227,750	$3.57	374,875	$3.37
Granted	—	—	—	—	—	—
Exercised	(3,000)	6.40	(224,750)	3.53	(132,725)	3.09
Forfeited	—	—	—	—	(14,400)	2.75
Outstanding - end of year	—	$—	3,000	$6.40	227,750	$3.57
Exercisable at December 31	—	$—	3,000	$6.40	227,750	$3.57
Vested or expected to vest at December 31	—	$—	3,000	$6.40	227,750	$3.57

The following summarizes the status of, and changes to, unvested options during the years ended December 31:

	Number of Options	Wtd. Avg. Exercise Price
Unvested at January 1, 2013	14,400	$2.75
Granted	—	—
Vested	—	—
Forfeited	(14,400)	2.75
Unvested at December 31, 2013	—	—

All options fully vested during 2013. There was no unvested stock options and no unrecognized compensation cost related to stock options during 2014 and 2015.

Restricted Stock

In 2006, the Company began granting shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2015		2014		2013
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	104,068	$10.79	98,281	$8.91	139,730	$6.77
Granted	56,662	24.39	81,763	12.04	63,876	9.32
Vested	(46,629)	11.82	(75,976)	10.03	(91,573)	5.95
Forfeited	(1,194)	24.39	—	—	(13,752)	8.74
Unvested - end of year	112,907	$16.86	104,068	$10.79	98,281	$8.91

At December 31, 2015 and 2014, there was $1,263,000 and $775,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2015, 2014 and 2013 was $785,000, $744,000 and $408,000, respectively, and is recorded as selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair market value at the time of the grant over vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value on the vesting date. Tax benefits received for vested restricted stock in excess of the fair market value at grant date amounted to $202,000, $84,000 and $109,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
During 2015 and 2014, employees surrendered 12,141 and 21,797 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

11. Income Taxes

Components of the provision for income taxes are as follows:

	2015	2014	2013
Current:
Federal - US	$4,466,000	$1,875,000	$2,540,000
Federal - Foreign	405,000	453,000	171,000
State and local	18,000	42,000	44,000
	4,889,000	2,370,000	2,755,000
Deferred:
Federal	1,143,000	2,423,000	496,000
Federal- Foreign	27,000	(29,000)	(240,000)
State and local	59,000	127,000	23,000
	1,229,000	2,521,000	279,000
Provision for income taxes	$6,118,000	$4,891,000	$3,034,000

A reconciliation of the income tax provision based on the federal statutory income tax rate of 34% to the Company's income tax provision for the years ended December 31 is as follows:

	2015	2014	2013
Provision at federal statutory rate - US	$6,177,000	$4,938,000	$3,366,000
Effect of Mexican tax law change	—	—	(240,000)
Effect of foreign taxes	(84,000)	(115,000)	(192,000)
Disqualified stock options	(5,000)	(84,000)	—
State and local tax expense, net of federal benefit	76,000	170,000	44,000
Other	(46,000)	(18,000)	56,000
Provision for income taxes	$6,118,000	$4,891,000	$3,034,000

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
Certain tax benefits related to incentive stock options and vesting of restricted stock totaled $211,000, $395,000 and $409,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company performs analyses to evaluate the balance of deferred tax assets that will be realized. Such analyses are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Based on the analyses, the Company has not realized a valuation allowance on the deferred tax assets as of December 31, 2015 and 2014.

Deferred tax assets consist of the following at December 31:

	2015	2014
Current asset (liability):
Accrued liabilities	$820,000	$808,000
Accounts receivable	202,000	484,000
Inventory	698,000	680,000
Other, net	(122,000)	(104,000)
Total current asset	1,598,000	1,868,000

Non-current asset (liability):
Property, plant, and equipment	(4,844,000)	(4,273,000)
Post retirement benefits	3,350,000	3,419,000
Other, net	(758,000)	(511,000)
Total non-current asset (liability)	(2,252,000)	(1,365,000)
Total deferred tax asset (liability) - net	$(654,000)	$503,000

At December 31, 2015, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $7,319,000 of the Company's Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.

At December 31, 2015 and 2014 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2012, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2009.

12. Post Retirement Benefits

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

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2015 and 2014 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2015 and 2014 is for the plan’s year-end at December 31, 2014, and December 31, 2013, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2015	2014		2015	2014
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Green as of 12/31/14	Green as of 12/31/13	No	$863,000	$719,000	No	8/17/2016
			Total Contributions:		$863,000	$719,000

(A) The National Pension Plan utilized a five year amortization extension in accordance with § 431(d) of the Internal Revenue Code of 1986 ("the Code") to amortize its losses from 2008. The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2014. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week, at the following rates: $1.25 per hour from August 13, 2012 through August 10, 2013; $1.30 per hour from August 11, 2013 through August 10, 2014; $1.35 per hour from August 11, 2014 through August 9, 2015; and $1.40 per hour from August 10, 2015 through August 17, 2016.

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

The Company also sponsors a post retirement health and life insurance benefit plan for certain union retirees of its Columbus, Ohio production facility. In August 2010, as part of a new collective-bargaining agreement, the post retirement health and life insurance benefits for all current and future represented employees who were not retired were eliminated in exchange for a one-time cash payment. Individuals who retired prior to August 2010 remain eligible for post retirement health and life insurance benefits.

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2015, 2014 and 2013, and will result in net periodic benefit cost reductions of approximately $496,000 in 2016 and each year thereafter during the amortization period.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2015 and 2014 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$9,172,000	$6,774,000
Interest cost	316,000	277,000
Unrecognized (gain) loss	(48,000)	2,726,000
Benefits paid	(434,000)	(605,000)
Benefit obligation at December 31	$9,006,000	$9,172,000

Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(7,594,000)	$(8,090,000)
Net loss	3,939,000	4,156,000
Total	$(3,655,000)	$(3,934,000)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	4.1%	3.8%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31:

	2015	2014	2013
Pension expense:
Multi-employer plan	$863,000	$719,000	$464,000
Defined contribution plans	836,000	701,000	571,000
Total pension expense	1,699,000	1,420,000	1,035,000

Health and life insurance:
Interest cost	316,000	277,000	332,000
Amortization of prior service costs	(496,000)	(496,000)	(496,000)
Amortization of net loss	169,000	47,000	201,000
Net periodic benefit cost	(11,000)	(172,000)	37,000
Total post retirement benefits expense	$1,688,000	$1,248,000	$1,072,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2015, the Company recognized a net actuarial gain of $48,000 in other comprehensive gain. For the year ended December 31, 2014, the Company recognized a net actuarial loss of $2,726,000 in other comprehensive loss.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2015 and 2014 were a net credit of $3,655,000 and $3,934,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2016 consists of a prior service credit of $496,000, and a net loss of $155,000. In addition, 2016 interest expense related to post retirement healthcare is expected to be $323,000, for a total post retirement healthcare net gain of approximately $18,000 in 2016. The Company expects benefits paid in 2016 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 6%. The rate is projected to decrease gradually to 5% by the year 2021 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$40,000	$(47,000)
Effect on post retirement benefit obligation	$1,028,000	$(1,227,000)

The estimated future benefit payments of the health care plan are as follows:

Year	Postretirement Health Care Benefits Plan
2016	$1,060,000
2017	392,000
2018	370,000
2019	368,000
2020	381,000
2021-2025	2,144,000

13. Related Party Transactions

In 1996, the Company acquired substantially all of the assets and liabilities of the Columbus Plastics unit from Navistar, in return for a secured note, which has been repaid, and 4,264,000 shares of Common Stock of the Company. On July 18, 2007, the Company entered into a stock repurchase agreement with Navistar, pursuant to which the Company repurchased 3,600,000 shares of common stock from Navistar. On August 16, 2013, Navistar sold its remaining 664,000 shares in a series of open market sales.

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

The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. The Company's only two Level 2 fair value instrument relates to interest rate swaps. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps (market approach). These interest rate swaps are discussed in detail in Note 9.

The following table presents financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2015 and December 31, 2014:

Core Molding Technologies' derivative instruments included on the Consolidated Balance Sheets were as follows:

	Balance Sheet Location	December 31, 2015 Fair Value	December 31, 2014 Fair Value
Derivatives not designated as hedging instruments Interest rate risk activities	Interest rate swaps	$2,000	$37,000

At December 31, 2015 the Company's assets measured at fair value on a non-recurring basis related to the acquisition of substantially all of the assets of CPI, as disclosed in Note 7.

The effect of derivative instruments on the Consolidated Statements of Income was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives
Year ended		December 31, 2015	December 31, 2014	December 31, 2013
Interest rate swaps	Interest expense	$14,000	$46,000	$73,000

During 2015 and 2014, the Company did not reclassify any amounts related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur. As discussed in Note 9, the Company discontinued the use of hedge accounting for its interest rate swaps. The Company now records all mark to market adjustments related to these interest rate swaps within interest expense in the Company’s Consolidated Statements of Income. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts along with the loss amortization on its remaining discontinued hedge will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $5,000, or $2,000 net of taxes.

16. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2015 and 2014:

	Losses on Interest Rate Swaps(A)	Post Retirement Benefit Plan Items(B)	Total
2014:
Balance at January 1, 2014	$(30,000)	$4,902,000	$4,872,000
Other comprehensive income before reclassifications	—	(2,726,000)	(2,726,000)
Amounts reclassified from accumulated other comprehensive income	21,000	(449,000)	(428,000)
Income tax (expense) benefit	(7,000)	1,119,000	1,112,000
Balance at December 31, 2014	$(16,000)	$2,846,000	$2,830,000

2015:
Balance at December 31, 2014	$(16,000)	$2,846,000	$2,830,000
Other comprehensive income before reclassifications	—	48,000	48,000
Amounts reclassified from accumulated other comprehensive income	21,000	(327,000)	(306,000)
Income tax (expense) benefit	(8,000)	81,000	73,000
Balance at December 31, 2015	$(3,000)	$2,648,000	$2,645,000

(A) The losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in interest expense on the Consolidated Statements of Income. The tax effect of losses on interest rate swaps reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 12 Post Retirement Benefits for additional details). The tax effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015, 2014 and 2013.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2015:
Product sales	$47,854,000	$53,514,000	$44,243,000	$43,492,000	$189,103,000
Tooling sales	1,745,000	1,342,000	3,806,000	3,072,000	9,965,000
Net sales	49,599,000	54,856,000	48,049,000	46,564,000	199,068,000
Gross margin	9,025,000	10,982,000	8,311,000	7,934,000	36,252,000
Income before interest and taxes	4,890,000	6,232,000	3,902,000	3,474,000	18,498,000
Net income	3,196,000	4,039,000	2,484,000	2,331,000	12,050,000
Net income per common share:
Basic (1)	$0.42	$0.53	$0.33	$0.31	$1.59
Diluted (1)	$0.42	$0.53	$0.33	$0.31	$1.58

2014:
Product sales	$40,664,000	$43,317,000	$43,171,000	$42,592,000	$169,744,000
Tooling sales	411,000	2,807,000	420,000	1,822,000	5,460,000
Net sales	41,075,000	46,124,000	43,591,000	44,414,000	175,204,000
Gross margin	6,645,000	7,599,000	8,147,000	7,795,000	30,186,000
Income before interest and taxes	3,116,000	3,873,000	3,704,000	3,954,000	14,647,000
Net income	2,120,000	2,520,000	2,428,000	2,566,000	9,634,000
Net income per common share:
Basic (1)	$0.29	$0.34	$0.32	$0.34	$1.28
Diluted (1)	$0.28	$0.33	$0.32	$0.34	$1.28

2013:
Product sales	$32,858,000	$32,146,000	$32,342,000	$36,750,000	$134,096,000
Tooling sales	1,504,000	2,535,000	5,092,000	898,000	10,029,000
Net sales	34,362,000	34,681,000	37,434,000	37,648,000	144,125,000
Gross margin	5,890,000	5,989,000	6,370,000	5,325,000	23,574,000
Income before interest and taxes	2,617,000	2,500,000	2,948,000	2,049,000	10,114,000
Net income	1,681,000	1,589,000	1,960,000	1,636,000	6,866,000
Net income per common share:
Basic (1)	$0.24	$0.22	$0.27	$0.22	$0.95
Diluted (1)	$0.23	$0.21	$0.26	$0.22	$0.92

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. As permitted, the Company has excluded the operations of CPI Binani, Inc. acquired during 2015, which is described in Note 7 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The Company's independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2015, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2016, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2016, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2016, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2016, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2016, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

See Part II, Item 8 hereof.

(2) Financial Statement Schedules and Independent Auditor's Report

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2015 and 2014	61

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

March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2016

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016

*
James L. Simonton	Director	March 11, 2016

*
Thomas R. Cellitti	Director	March 11, 2016

*
James F. Crowley	Director	March 11, 2016

*
Ralph O. Hellmold	Director	March 11, 2016

*
Matthew Jauchius	Director	March 11, 2016

*
Andrew O. Smith	Director	March 11, 2016

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 11, 2016

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2015 and 2014.

Reserves deducted from asset to which it applies — allowance for doubtful accounts.

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2015	$289,000	$(159,000)	$—	$90,000	$40,000
Year Ended December 31, 2014	$141,000	$197,000	$—	$49,000	$289,000
Year Ended December 31, 2013	$258,000	$51,000	$—	$168,000	$141,000

(A) Amount represents uncollectible accounts written off.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20,2015, between Core Molding Technologies, Inc. and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

Exhibit No.	Description	Location
4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report Form 8-K filed July 19, 2007

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(c)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc. and Corecomposites de Mexico, S De. R.L. de C.V. and KeyBank National Association	Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10(c)(1)
First Amendment Agreement, dated March 31, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and KeyBank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2009

10(c)(2)
Second Amendment Agreement, dated June 30, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and KeyBank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2009

10(c)(3)
Third Amendment Agreement, dated December 1, 2009, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and KeyBank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 7, 2009

10(c)(4)
Fourth Amendment Agreement, dated March 8, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and KeyBank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 10, 2010

10(c)(5)
Fifth Amendment Agreement, dated May 11, 2010, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and KeyBank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 14, 2010

10(c)(6)
Sixth Amendment Agreement, dated June 1, 2011, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and Keybank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2011

10(c)(7)
Seventh Amendment Agreement, dated July 9, 2012, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and Keybank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2012

10(c)(8)
Eighth Amendment Agreement, dated March 27, 2013, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and Keybank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 27, 2013

10(c)(9)
Ninth Amendment Agreement, dated October 31, 2013, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and Keybank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 4, 2013

10(c)(10)
Tenth Amendment Agreement, dated March 20, 2015, to the Credit Agreement dated December 9, 2008, among Core Molding Technologies, Inc., Corecomposites de Mexico, S. De R.L. de C.V. and Keybank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 23, 2015

10(e)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit No.	Description	Location
10(f)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2013.

10(f)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(g)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003
10(g)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(h)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(i)	Core Molding Technologies, Inc. Cash Profit Sharing Plan[2]	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2013.

10(j)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(k)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(l)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

23	Consent of Crowe Horwath LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 11, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 11, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

Exhibit No.	Description	Location

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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