Form 10-Q
period 2016-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2016-05-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of May 6, 2016, the latest practicable date, 7,705,509 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$14,376,000	$8,943,000
Accounts receivable (less allowance for doubtful accounts: March 31, 2016 - $35,000; December 31, 2015 - $40,000)	31,953,000	36,886,000
Inventories:
Finished goods, net	1,404,000	1,646,000
Work in process, net	1,527,000	1,516,000
Raw materials and components, net	10,076,000	10,535,000
Total inventories, net	13,007,000	13,697,000

Deferred tax asset-current portion	1,598,000	1,598,000
Foreign sales tax receivable	277,000	280,000
Income taxes receivable	—	670,000
Prepaid expenses and other current assets	465,000	610,000
Total current assets	61,676,000	62,684,000

Property, plant and equipment — net	73,424,000	74,103,000
Goodwill	2,403,000	2,403,000
Intangibles, net	600,000	613,000
Total Assets	$138,103,000	$139,803,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	3,286,000	3,714,000
Accounts payable	9,456,000	13,481,000
Tooling in progress	4,802,000	2,271,000
Current portion of post retirement benefits liability	1,088,000	1,088,000
Accrued liabilities:
Compensation and related benefits	5,483,000	8,474,000
Taxes	897,000	203,000
Other	2,163,000	1,919,000
Total current liabilities	27,175,000	31,150,000

Long-term debt	9,000,000	9,750,000
Deferred tax liability	2,252,000	2,252,000
Post retirement benefits liability	7,934,000	7,918,000
Total Liabilities	46,361,000	51,070,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at March 31, 2016 and December 31, 2015	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,596,500 at March 31, 2016 and at December 31, 2015	76,000	76,000
Paid-in capital	29,322,000	29,147,000
Accumulated other comprehensive income, net of income taxes	2,589,000	2,645,000
Treasury stock	(27,647,000)	(27,647,000)
Retained earnings	87,402,000	84,512,000
Total Stockholders’ Equity	91,742,000	88,733,000
Total Liabilities and Stockholders’ Equity	$138,103,000	$139,803,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales:
Products	$42,530,000	$47,854,000
Tooling	2,938,000	1,745,000
Total net sales	45,468,000	49,599,000

Total cost of sales	36,605,000	40,574,000

Gross margin	8,863,000	9,025,000

Total selling, general and administrative expense	4,421,000	4,135,000

Income before interest and taxes	4,442,000	4,890,000

Interest expense	92,000	41,000

Income before income taxes	4,350,000	4,849,000

Income tax expense	1,460,000	1,653,000

Net income	$2,890,000	$3,196,000

Net income per common share:
Basic	$0.38	$0.42
Diluted	$0.38	$0.42
Weighted average shares outstanding:
Basic	7,597,000	7,561,000
Diluted	7,607,000	7,607,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$2,890,000	$3,196,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	5,000	5,000
Income tax expense	(2,000)	(2,000)

Post retirement benefit plan adjustments:
Net actuarial loss	39,000	42,000
Prior service costs	(124,000)	(124,000)
Income tax benefit	26,000	25,000

Comprehensive income	$2,834,000	$3,142,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	7,596,500	$76,000	$29,147,000	$2,645,000	$(27,647,000)	$84,512,000	$88,733,000
Net income						2,890,000	2,890,000
Change in post retirement benefits, net of tax of $26,000				(59,000)			(59,000)
Change in interest rate swaps, net of tax of $2,000				3,000			3,000
Share-based compensation			175,000				175,000
Balance at March 31, 2016	7,596,500	$76,000	$29,322,000	$2,589,000	$(27,647,000)	$87,402,000	$91,742,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,890,000	$3,196,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,641,000	1,390,000
Interest rate swaps — mark-to-market and amortization of losses	3,000	(8,000)
Share-based compensation	175,000	110,000
Loss on foreign currency translation and transactions	86,000	108,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,933,000	512,000
Inventories	690,000	(204,000)
Prepaid and other assets	136,000	1,119,000
Accounts payable	(3,801,000)	2,456,000
Taxes receivable	670,000	1,434,000
Accrued and other liabilities	504,000	(7,844,000)
Post retirement benefits liability	(69,000)	(142,000)
Net cash provided by operating activities	7,858,000	2,127,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,247,000)	(1,535,000)
Purchase of assets of CPI Binani Inc.	—	(14,512,000)
Net cash used in investing activities	(1,247,000)	(16,047,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(9,102,000)
Gross borrowings on revolving line of credit	—	7,334,000
Proceeds from term loan	—	15,500,000
Payment of principal on term loan	(750,000)	(500,000)
Payment of principal on capex loan	(428,000)	(428,000)
Excess tax benefit from equity plans	—	3,000
Proceeds from issuance of common stock	—	19,000
Net cash (used in) provided by financing activities	(1,178,000)	12,826,000

Net change in cash and cash equivalents	5,433,000	(1,094,000)

Cash and cash equivalents at beginning of period	8,943,000	2,312,000

Cash and cash equivalents at end of period	$14,376,000	$1,218,000

Cash paid for:
Interest (net of amounts capitalized)	$85,000	$25,000
Income taxes	$4,000	$19,000
Non Cash:
Fixed asset purchases in accounts payable	$154,000	$73,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2015 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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

2. Net Income per Common Share
Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended
	March 31,
	2016	2015
Net income	$2,890,000	$3,196,000

Weighted average common shares outstanding — basic	7,597,000	7,561,000
Effect of dilutive securities	10,000	46,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,607,000	7,607,000

Basic net income per common share	$0.38	$0.42
Diluted net income per common share	$0.38	$0.42

3. Major Customers
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”) and Yamaha Motor Manufacturing Corporation (“Yamaha”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Navistar product sales	10,885,000	12,808,000
Navistar tooling sales	5,000	15,000
Total Navistar sales	10,890,000	12,823,000

Volvo product sales	$8,854,000	$13,629,000
Volvo tooling sales	422,000	1,019,000
Total Volvo sales	9,276,000	14,648,000

PACCAR product sales	6,152,000	9,714,000
PACCAR tooling sales	2,221,000	635,000
Total PACCAR sales	8,373,000	10,349,000

Yamaha product sales	5,446,000	5,233,000
Yamaha tooling sales	—	—
Total Yamaha sales	5,446,000	5,233,000

Other product sales	11,193,000	6,470,000
Other tooling sales	290,000	76,000
Total other sales	11,483,000	6,546,000

Total product sales	42,530,000	47,854,000
Total tooling sales	2,938,000	1,745,000
Total sales	$45,468,000	$49,599,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods specified:

	March 31, 2016	December 31, 2015
Property, plant and equipment	$138,933,000	$137,996,000
Accumulated depreciation	(65,509,000)	(63,893,000)
Property, plant and equipment — net	$73,424,000	$74,103,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair market value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Amounts invested in capital additions in progress were $2,815,000 and $2,331,000 at March 31, 2016 and December 31, 2015, respectively. The Company capitalized $0 and $2,000 of interest expense for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, purchase commitments for capital expenditures in progress were $391,000 and $1,102,000, respectively.

5. Acquisition of CPI
On March 20, 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota for a cash purchase of $15,000,000, which expanded the Company's capabilities to include D-LFT and diversified the customer base. The purchase price was subject to working capital adjustments resulting in a reduction in the purchase price of $488,000.
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
The acquisition is not considered significant to the Company's consolidated balance sheet and results of operations. Accordingly, no pro-forma results are provided prior to the effective date of the acquisition. The Company incurred $240,000 of expense for the three months ended March 31, 2015 associated with the acquisition, which is recorded in selling, general and administrative expense.

6. Goodwill and Intangibles

Goodwill activity for the three months ended March 31, 2016 consisted of the following:

Balance at December 31, 2015	$2,403,000
Additions	—
Impairment	—
Balance at March 31, 2016	$2,403,000

Intangible assets at March 31, 2016 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250,000	$(10,000)	$240,000
Customer Relationships	10 years	400,000	(40,000)	360,000
		$650,000	$(50,000)	$600,000

The aggregate intangible asset amortization expense was $13,000 for the three months ended March 31, 2016. The Company did not incur any amortization expense for the three months ended March 31, 2015.

7. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
Pension expense:
Multi-employer plan	$187,000	$211,000
Defined contribution plan	218,000	234,000
Total pension expense	405,000	445,000

Health and life insurance:
Interest cost	81,000	79,000
Amortization of prior service costs	(124,000)	(124,000)
Amortization of net loss	39,000	42,000
Net periodic benefit cost	(4,000)	(3,000)

Total post retirement benefits expense	$401,000	$442,000

The Company made payments of $249,000 to pension plans and $65,000 for post retirement healthcare and life insurance during the three months ended March 31, 2016. For the remainder of 2016, the Company expects to make approximately $1,249,000 of pension plan payments, of which $643,000 was accrued at March 31, 2016. The Company also expects to make approximately $1,023,000 of post retirement healthcare and life insurance payments for the remainder of 2016, all of which were accrued at March 31, 2016.

8. Debt
Debt consists of the following:

	March 31, 2016	December 31, 2015
Term loan payable to a bank, interest at a variable rate (2.24% at March 31, 2016 and December 31, 2015) with monthly payments of interest and principal through March 2020.	$12,000,000	$12,750,000
Capex loan payable to a bank, interest at a variable rate (2.04% at March 31, 2016 and December 31, 2015) with monthly payments of interest and principal through May 2016.	286,000	714,000
Total	12,286,000	13,464,000
Less current portion	(3,286,000)	(3,714,000)
Long-term debt	$9,000,000	$9,750,000

Credit Agreement

In 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) to refinance certain existing debt and borrow funds to finance the construction of the Company’s manufacturing facility in Mexico.

Under this Credit Agreement, as amended, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) a $18,000,000 variable rate revolving line of credit. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged.

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

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2016, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Interest Rate Swap
On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continues through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company pays a fixed rate of 2.295% to the counterparty and receives a variable rate equal to LIBOR (0.44% at March 31, 2016). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective as of March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, is being amortized as an increase to interest expense of approximately $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of March 31, 2016 and December 31, 2015 was a liability of $0 and $2,000, respectively. The Company recorded interest income of $2,000 and $11,000 for a mark-to-market adjustment of swap fair value for the three months ended March 31, 2016 and 2015, respectively, related to this swap. The notional amount of the swap at March 31, 2016 and December 31, 2015 was $286,000 and $714,000, respectively.
Interest expense included $2,000 and $11,000 of expense for settlements related to the Company's swaps for the three months ended March 31, 2016 and 2015, respectively.

9. Income Taxes
The Company’s consolidated balance sheets include a net current deferred tax asset of $1,598,000 and a net non-current deferred tax liability of $2,252,000 at March 31, 2016 and December 31, 2015. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the three months ended March 31, 2016 is estimated to be $1,460,000, or approximately 34% of income before income taxes. Income tax expense for the three months ended March 31, 2015 was estimated to be $1,653,000, or approximately 34% of income before income taxes.
As of March 31, 2016 and December 31, 2015, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
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
Restricted Stock
The Company grants shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2015	112,907	$16.86
Granted	—	—
Vested	—	—
Forfeited	3,898	16.10
Unvested balance at March 31, 2016	109,009	$16.88
At March 31, 2016 and 2015, there was $1,025,000 and $666,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.4 years. Total compensation cost related to restricted stock grants for the three months ended March 31, 2016 and 2015 was $175,000 and $110,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair market value at the time of the grant over the vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value as of the vesting date.
11. Fair Value of Financial Instruments

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

The Company’s financial instruments consist of debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. The Company has one Level 2 fair value measurement, which relates to the Company’s interest rate swap, and is immaterial to the financial statements. The Company utilized interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps (market approach). These interest rate swaps are discussed in detail in Note 8.

There were no non-recurring fair value measurements for the three months ended March 31, 2016.

12. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2016 and 2015:

2015:	Accumulated Other Comprehensive Income(A)
Balance at December 31, 2014	$2,830,000
Amounts reclassified from accumulated other comprehensive income	(77,000)
Income tax benefit	23,000
Balance at March 31, 2015	$2,776,000

2016:
Balance at December 31, 2015	$2,645,000
Amounts reclassified from accumulated other comprehensive income	(80,000)
Income tax benefit	24,000
Balance at March 31, 2016	$2,589,000

(A) The Company has historically disclosed both interest rate swap activity and post retirement benefit activity, however due to immaterial interest rate swap activity the components have been combined. The effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 7 Post Retirement Benefits for additional details). The tax effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

13. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14 in August 2015, has been delayed until the first quarter of fiscal year 2018. The Company is currently assessing the transition alternatives and potential impact the pronouncement and adoption of ASC Topic 606 will have on the Company’s financial statements. Early adoption is permitted, but not before annual periods beginning after December 15, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company will adopt this standards update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. The Company will adopt this standards update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirement threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on the consolidated financial statements.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2015 Annual Report on Form 10-K.
Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics, bulk molding compounds and direct long-fiber thermoplastics (D-LFT); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding, utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 65% and 80% of the Company’s sales for the three months ended March 31, 2016 and 2015, respectively. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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
Overview

For the three months ended March 31, 2016, the Company recorded net income of $2,890,000, or $0.38 per basic and diluted share, compared with net income of $3,196,000, or $0.42 per basic and diluted share for the three months ended March 31, 2015. Product sales for the three months ended March 31, 2016 decreased approximately 11% to $42,530,000 as compared to $47,854,000 for the same period in 2015, primarily due to decreased demand from heavy duty truck customers. These decreases were partially offset by additional sales from CPI, which was acquired in March 2015, and higher demand from a customer in the automotive industry.

Looking forward we expect product sales to continue to be lower than prior year as industry analysts currently forecast North American heavy duty truck production levels in 2016 to be 25% to 30% below prior year. Although lower, expected heavy duty truck production levels remain at a healthy rate compared to historical production levels. As a result of the Company's industry diversification and new business efforts over the past several years, we expect the percentage decrease in total product sales in 2016 compared to 2015 to be less than the projected decrease in North American heavy duty truck production.

Results of Operations

Three Months Ended March 31, 2016, as Compared to Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 and 2015 totaled $45,468,000 and $49,599,000, respectively. Included in total sales were tooling project sales of $2,938,000 and $1,745,000 for the three months ended March 31, 2016 and 2015, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were approximately 11% lower for the three months ended March 31, 2016, as compared to the same period a year ago. This decrease in sales is primarily the result of lower demand from customers in the heavy truck market, partially offset by a full quarter's sales from CPI, which was acquired in March 2015, and higher demand from a customer in the automotive industry.

Sales to Navistar totaled $10,890,000 for the three months ended March 31, 2016, compared to $12,823,000 for the three months ended March 31, 2015. Included in total sales was $5,000 of tooling sales for the three months ended March 31, 2016 compared to $15,000 for the same three months in 2015. Product sales decreased 15% for the three months ended March 31, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to Volvo totaled $9,276,000 for the three months ended March 31, 2016, compared to $14,648,000 for the three months ended March 31, 2015. Included in total sales was $422,000 of tooling sales for the three months ended March 31, 2016 compared to $1,019,000 for the same three months in 2015. Product sales to Volvo decreased 35% for the three months ended March 31, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $8,373,000 for the three months ended March 31, 2016, compared to $10,349,000 for the three months ended March 31, 2015. Included in total sales was $2,221,000 of tooling sales for the three months ended March 31, 2016 compared to $635,000 for the same three months in 2015. Product sales to PACCAR decreased 37% for the three months ended March 31, 2016 as compared to the same period in the prior year, due to lower sales for products reaching the end of their product life and a change in demand.

Sales to Yamaha totaled $5,446,000 for the three months ended March 31, 2016, compared to $5,233,000 for the three months ended March 31, 2015. Product sales to Yamaha increased 4% for the three months ended March 31, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to other customers for the three months ended March 31, 2016 totaled $11,483,000, compared to $6,546,000 for the three months ended March 31, 2015. Included in total sales was $290,000 of tooling sales for the three months ended March 31, 2016 compared to $76,000 for the same three months in 2015. Product sales to other customers increased 73% for the three months ended March 31, 2016 as compared to the same period in the prior year. The increase primarily relates to new sales resulting from the acquisition of CPI and higher demand from a customer in the automotive industry.

Gross margin was approximately 19.5% of sales for the three months ended March 31, 2016, compared with 18.2% for the three months ended March 31, 2015. The gross margin improvement, as a percent of sales, was due to favorable foreign exchange rate effect of 1.0%, favorable net changes in selling price and material costs of 0.7% and a favorable net change in product mix and production costs of 0.8%, partially offset by 1.2% as a result of lower fixed cost leverage related to the decrease in sales.

Selling, general and administrative expense (“SG&A”) was $4,421,000 for the three months ended March 31, 2016, compared to $4,135,000 for the three months ended March 31, 2015. The increase in SG&A expense primarily resulted from $228,000 of expenses from CPI, acquired in March 2015, and higher labor and benefit costs of $128,000, partially offset by lower professional service fees of $226,000. In addition, SG&A expense in 2015 included a miscellaneous gain of $90,000 associated with the collection of foreign sales tax receivable.

Net interest expense totaled $92,000 for the three months ended March 31, 2016, compared to net interest expense of $41,000 for the three months ended March 31, 2015. The increase in interest expense was primarily due to a higher average outstanding debt balance in 2016.

Income tax expense for both the three months ended March 31, 2016 and 2015 was approximately 34% of total income before income taxes. The Company recorded net income for the three months ended March 31, 2016 of $2,890,000, or $0.38 per basic and diluted share, compared with net income of $3,196,000, or $0.42 per basic and diluted share, for the three months ended March 31, 2015.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions.

Cash provided by operating activities for the three months ended March 31, 2016 totaled $7,858,000. Net income of $2,890,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $1,641,000. Changes in working capital increased cash provided by operating activities by $3,132,000, which primarily related to decreases in accounts receivable and inventory, offset by decreases in accounts payable.

Cash used in investing activities for the three months ended March 31, 2016 was $1,247,000, which all relate to purchases of property, plant and equipment. The Company anticipates spending up to $6,000,000 during the remainder of 2016 on property, plant and equipment purchases for all of the Company's operations. At March 31, 2016, purchase commitments for capital expenditures in progress were $391,000. The Company anticipates using cash from operations and its revolving line of credit to finance this capital investment.

Cash used in financing activities for the three months ended March 31, 2016 totaled $1,178,000, which consisted of scheduled repayments of principal on the Company's outstanding Capex loan and Term loan.

At March 31, 2016, the Company had $14,376,000 in cash on hand, and an available balance on the revolving line of credit of $18,000,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2016, the Company was in compliance with its financial covenants.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2016 or December 31, 2015.

The Company did not have or experience any  material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of March 31, 2016 or December 31, 2015.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $35,000 and $40,000 at March 31, 2016 and December 31, 2015, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $424,000 at March 31, 2016 and $523,000 at December 31, 2015.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $828,000 at March 31, 2016 and $863,000 at December 31, 2015.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2016 or March 31, 2015.
Goodwill and Other Intangibles: The Company has recorded $2,403,000 of goodwill as a result of two acquisitions. In 2001, the Company acquired certain assets of Airshield Corporation, and as a result, recorded goodwill in the amount of $1,097,000. The Company also acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $1,306,000 of goodwill.

The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment utilizing the one-step qualitative assessment. The Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the Company's fair value is determined to be more likely than not impaired based on the one-step qualitative approach, a quantitative valuation to estimate the fair value of the Company is performed. Fair value measurements are based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.”

There was no impairment of the Company's goodwill for the year ended December 31, 2015, and no indicators of impairment for the three months ended March 31, 2016.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2016 and December 31, 2015 of $1,050,000 and $1,074,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2015 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,022,000 at March 31, 2016 and $9,006,000 at December 31, 2015.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At March 31, 2016, the Company had a net liability related to tooling in progress of $4,802,000, which represented approximately $26,688,000 of progress tooling billings and $21,886,000 of progress tooling expenses. At December 31, 2015, the Company had a net liability related to tooling in progress of $2,271,000, which represented approximately $21,967,000 of progress tooling billings and $19,696,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net deferred tax liability of $654,000 at each of March 31, 2016 and December 31, 2015. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2015 Annual Report to Shareholders on Form 10-K.

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
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies' 2015 Annual Report on Form 10-K.

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

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	May 9, 2016	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	May 9, 2016	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

4(b)(1)	Amendment No. 1 to Stockholder Rights Agreement, dated as of April 1, 2015, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, LLC.	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 2, 2015

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 9, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated May 9, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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