Form 10-Q
period 2016-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2016-08-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of August 8, 2016, the latest practicable date, 7,791,483 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,364,000	$8,943,000
Accounts receivable (less allowance for doubtful accounts: June 30, 2016 - $11,000; December 31, 2015 - $40,000)	23,922,000	36,886,000
Inventories:
Finished goods, net	1,704,000	1,646,000
Work in process, net	1,273,000	1,516,000
Raw materials and components, net	9,265,000	10,535,000
Total inventories, net	12,242,000	13,697,000

Deferred tax asset-current portion	1,598,000	1,598,000
Foreign sales tax receivable	229,000	280,000
Income taxes receivable	—	670,000
Prepaid expenses and other current assets	1,101,000	610,000
Total current assets	59,456,000	62,684,000

Property, plant and equipment — net	72,098,000	74,103,000
Goodwill	2,403,000	2,403,000
Intangibles, net	588,000	613,000
Total Assets	$134,545,000	$139,803,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	3,000,000	3,714,000
Accounts payable	8,174,000	13,481,000
Tooling in progress	4,043,000	2,271,000
Current portion of post retirement benefits liability	1,088,000	1,088,000
Accrued liabilities:
Compensation and related benefits	4,810,000	8,474,000
Taxes	133,000	203,000
Other	1,455,000	1,919,000
Total current liabilities	22,703,000	31,150,000

Long-term debt	8,250,000	9,750,000
Deferred tax liability	2,252,000	2,252,000
Post retirement benefits liability	7,941,000	7,918,000
Total Liabilities	41,146,000	51,070,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at June 30, 2016 and December 31, 2015	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,635,093 at June 30, 2016 and 7,596,500 at December 31, 2015	76,000	76,000
Paid-in capital	29,713,000	29,147,000
Accumulated other comprehensive income, net of income taxes	2,529,000	2,645,000
Treasury stock	(27,781,000)	(27,647,000)
Retained earnings	88,862,000	84,512,000
Total Stockholders’ Equity	93,399,000	88,733,000
Total Liabilities and Stockholders’ Equity	$134,545,000	$139,803,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
Products	$36,813,000	$53,514,000	$79,343,000	$101,368,000
Tooling	2,193,000	1,342,000	5,131,000	3,087,000
Total net sales	39,006,000	54,856,000	84,474,000	104,455,000

Total cost of sales	32,683,000	43,874,000	69,288,000	84,448,000

Gross margin	6,323,000	10,982,000	15,186,000	20,007,000

Total selling, general and administrative expense	4,016,000	4,750,000	8,437,000	8,885,000

Income before interest and taxes	2,307,000	6,232,000	6,749,000	11,122,000

Interest expense	74,000	100,000	166,000	141,000

Income before income taxes	2,233,000	6,132,000	6,583,000	10,981,000

Income tax expense	773,000	2,093,000	2,233,000	3,746,000

Net income	$1,460,000	$4,039,000	$4,350,000	$7,235,000

Net income per common share:
Basic	$0.19	$0.53	$0.57	$0.96
Diluted	$0.19	$0.53	$0.57	$0.95
Weighted average shares outstanding:
Basic	7,617,000	7,578,000	7,602,000	7,570,000
Diluted	7,673,000	7,637,000	7,640,000	7,622,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,460,000	$4,039,000	$4,350,000	$7,235,000

Other comprehensive income:

Interest rate swaps:
Adjustment for amortization of losses included in net income	—	6,000	5,000	11,000
Income tax expense	—	(2,000)	(2,000)	(4,000)

Post retirement benefit plan adjustments:
Net actuarial loss	39,000	42,000	78,000	84,000
Prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Income tax benefit	25,000	24,000	51,000	49,000

Comprehensive income	$1,400,000	$3,985,000	$4,234,000	$7,127,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	7,596,500	$76,000	$29,147,000	$2,645,000	$(27,647,000)	$84,512,000	$88,733,000
Net income						4,350,000	4,350,000
Change in post retirement benefits, net of tax of $51,000				(119,000)			(119,000)
Change in interest rate swaps, net of tax of $2,000				3,000			3,000
Purchase of treasury stock	(10,590)				(134,000)		(134,000)
Excess tax expense - equity transaction			(16,000)				(16,000)
Restricted stock vested	49,183						—
Share-based compensation			582,000				582,000
Balance at June 30, 2016	7,635,093	$76,000	$29,713,000	$2,529,000	$(27,781,000)	$88,862,000	$93,399,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,350,000	$7,235,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,145,000	2,902,000
Interest rate swaps — mark-to-market and amortization of losses	3,000	(14,000)
Share-based compensation	582,000	422,000
(Gain) Loss on foreign currency translation and transactions	(10,000)	30,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	12,964,000	608,000
Inventories	1,454,000	(496,000)
Prepaid and other assets	(456,000)	835,000
Accounts payable	(4,770,000)	1,546,000
Taxes receivable	670,000	2,285,000
Accrued and other liabilities	(2,374,000)	(6,900,000)
Post retirement benefits liability	(147,000)	(250,000)
Net cash provided by operating activities	15,411,000	8,203,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,626,000)	(2,408,000)
Purchase of assets of CPI Binani Inc.	—	(14,512,000)
Net cash used in investing activities	(1,626,000)	(16,920,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(10,102,000)
Gross borrowings on revolving line of credit	—	7,334,000
Proceeds from term loan	—	15,500,000
Payment of principal on term loan	(1,500,000)	(1,250,000)
Payment of principal on capex loan	(714,000)	(857,000)
Excess tax (payable) benefit from equity plans	(16,000)	122,000
Payments related to the purchase of treasury stock	(134,000)	(244,000)
Proceeds from issuance of common stock	—	19,000
Net cash (used in) provided by financing activities	(2,364,000)	10,522,000

Net change in cash and cash equivalents	11,421,000	1,805,000

Cash and cash equivalents at beginning of period	8,943,000	2,312,000

Cash and cash equivalents at end of period	$20,364,000	$4,117,000

Cash paid for:
Interest (net of amounts capitalized)	$157,000	$107,000
Income taxes	$1,409,000	$2,090,000
Non Cash:
Fixed asset purchases in accounts payable	$51,000	$95,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2016, and the results of operations and cash flows for the six months ended June 30, 2016. The “Notes to Consolidated Financial Statements,” which are contained in the Company's 2015 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,460,000	$4,039,000	$4,350,000	$7,235,000

Weighted average common shares outstanding — basic	7,617,000	7,578,000	7,602,000	7,570,000
Effect of dilutive securities	56,000	59,000	38,000	52,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,673,000	7,637,000	7,640,000	7,622,000

Basic net income per common share	$0.19	$0.53	$0.57	$0.96
Diluted net income per common share	$0.19	$0.53	$0.57	$0.95

3. Major Customers
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”) and Yamaha Motor Manufacturing Corporation (“Yamaha”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Navistar product sales	$10,844,000	$13,493,000	$21,729,000	$26,301,000
Navistar tooling sales	691,000	1,033,000	696,000	1,048,000
Total Navistar sales	11,535,000	14,526,000	22,425,000	27,349,000

Volvo product sales	8,274,000	15,011,000	17,128,000	28,640,000
Volvo tooling sales	26,000	179,000	448,000	1,198,000
Total Volvo sales	8,300,000	15,190,000	17,576,000	29,838,000

PACCAR product sales	5,395,000	9,444,000	11,547,000	19,158,000
PACCAR tooling sales	1,215,000	121,000	3,436,000	756,000
Total PACCAR sales	6,610,000	9,565,000	14,983,000	19,914,000

Yamaha product sales	2,610,000	4,251,000	8,056,000	9,484,000
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	2,610,000	4,251,000	8,056,000	9,484,000

Other product sales	9,690,000	11,315,000	20,883,000	17,785,000
Other tooling sales	261,000	9,000	551,000	85,000
Total other sales	9,951,000	11,324,000	21,434,000	17,870,000

Total product sales	36,813,000	53,514,000	79,343,000	101,368,000
Total tooling sales	2,193,000	1,342,000	5,131,000	3,087,000
Total sales	$39,006,000	$54,856,000	$84,474,000	$104,455,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods specified:

	June 30, 2016	December 31, 2015
Property, plant and equipment	$139,209,000	$137,996,000
Accumulated depreciation	(67,111,000)	(63,893,000)
Property, plant and equipment — net	$72,098,000	$74,103,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Amounts invested in capital additions in progress were $841,000 and $2,331,000 at June 30, 2016 and December 31, 2015, respectively. The Company capitalized $0 and $2,000 of interest expense for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, purchase commitments for capital expenditures in progress were $672,000 and $1,102,000, respectively.

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
The acquisition is not considered significant to the Company's consolidated balance sheet and results of operations. Accordingly, no pro-forma results are provided prior to the effective date of the acquisition. The Company incurred $303,000 of expense for the six months ended June 30, 2015 associated with the acquisition, which is recorded in selling, general and administrative expense.

6. Goodwill and Intangibles

Goodwill activity for the six months ended June 30, 2016 consisted of the following:

Balance at December 31, 2015	$2,403,000
Additions	—
Impairment	—
Balance at June 30, 2016	$2,403,000

Intangible assets at June 30, 2016 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250,000	$(12,000)	$238,000
Customer Relationships	10 years	400,000	(50,000)	350,000
		$650,000	$(62,000)	$588,000

The aggregate intangible asset amortization expense was $12,000 for each of the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, the aggregate intangible asset amortization expense was $25,000 and $12,000, respectively.
7. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post retirement benefit plans for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Pension expense:
Multi-employer plan	$183,000	$217,000	$370,000	$428,000
Defined contribution plan	195,000	173,000	413,000	407,000
Total pension expense	378,000	390,000	783,000	835,000

Health and life insurance:
Interest cost	81,000	79,000	162,000	158,000
Amortization of prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Amortization of net loss	39,000	42,000	78,000	84,000
Net periodic benefit cost	(4,000)	(3,000)	(8,000)	(6,000)

Total post retirement benefits expense	$374,000	$387,000	$775,000	$829,000

The Company made payments of $1,061,000 to pension plans and $138,000 for post retirement healthcare and life insurance during the six months ended June 30, 2016. For the remainder of 2016, the Company expects to make approximately $465,000 of pension plan payments, of which $66,000 was accrued at June 30, 2016. The Company also expects to make approximately $269,000 of post retirement healthcare and life insurance payments for the remainder of 2016, all of which were accrued at June 30, 2016.

8. Debt
Debt consists of the following:

	June 30, 2016	December 31, 2015
Term loan payable to a bank, interest at a variable rate (2.30% at June 30, 2016 and 2.24% at December 31, 2015) with monthly payments of interest and principal through March 2020.	$11,250,000	$12,750,000
Capex loan payable to a bank, interest at a variable rate (2.04% at December 31, 2015) with monthly payments of interest and principal through May 2016.	—	714,000
Total	11,250,000	13,464,000
Less current portion	(3,000,000)	(3,714,000)
Long-term debt	$8,250,000	$9,750,000

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

On June 21, 2016, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. DE R.L. DE C.V., entered into an eleventh amendment (the "Eleventh Amendment") to the Credit Agreement. Pursuant to the terms of the Eleventh Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included an extension of the Commitment Period on the Revolving Line of Credit to May 31, 2018 and an increase in the Letter of Credit Commitment from $100,000 to $250,000, as provided in the Credit Agreement.

Revolving Line of Credit

The $18,000,000 revolving line of credit is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by CoreComposites de Mexico, S. de C.V. has been pledged). The revolving line of credit, as amended, is scheduled to mature on May 31, 2018.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2016, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Interest Rate Swap
On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continued through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company paid a fixed rate of 2.295% to the counterparty and received a variable rate equal to LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective as of March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, amortized as an increase to interest expense of approximately $2,000 per month, or $1,000 net of tax, through March 31, 2016. The fair value of the swap as of June 30, 2016 and December 31, 2015 was a liability of $0 and $2,000, respectively. The Company recorded interest income of $0 and $9,000 for a mark-to-market adjustment of swap fair value for the three months ended June 30, 2016 and 2015, respectively, related to this swap. The Company recorded interest income for the six months ended June 30, 2016 and 2015, of $2,000 and $21,000, respectively, for mark-to-market adjustments of this swap. The notional amount of the swap at June 30, 2016 and December 31, 2015 was $0 and $714,000, respectively.
Interest expense included $0 and $9,000 of expense for settlements related to the Company's swaps for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, interest expense included $2,000 and $20,000, respectively, of expense for settlements related to the Company's swap.

9. Income Taxes
The Company’s consolidated balance sheets include a net current deferred tax asset of $1,598,000 and a net non-current deferred tax liability of $2,252,000 at June 30, 2016 and December 31, 2015. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.
Income tax expense for the six months ended June 30, 2016 is estimated to be $2,233,000, or approximately 34% of income before income taxes. Income tax expense for the six months ended June 30, 2015 was estimated to be $3,746,000, or approximately 34% of income before income taxes.
As of June 30, 2016 and December 31, 2015, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.

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
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2015	112,907	$16.86
Granted	121,092	12.55
Vested	(49,183)	14.16
Forfeited	(3,898)	16.10
Unvested balance at June 30, 2016	180,918	$14.73
At June 30, 2016 and 2015, there was $2,090,000 and $1,634,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation cost related to restricted stock grants for the three months ended June 30, 2016 and 2015 was $407,000 and $313,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the six months ended June 30, 2016 and 2015 was $582,000 and $422,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair value at the time of the grant over the vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value as of the vesting date. Tax expense due for the fair market value as of the grant date in excess of the vested restricted stock was $16,000 for the six months ended June 30, 2016. Tax benefits received for vested restricted stock in excess of the fair market value as of the grant date was $119,000 for the six months ended June 30, 2015.
During the six months ended June 30, 2016 and 2015, employees surrendered 10,590 and 9,989 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
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

There were no non-recurring fair value measurements for the six months ended June 30, 2016.

12. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the six months ended June 30, 2016 and 2015:

2015:	Accumulated Other Comprehensive Income(A)
Balance at December 31, 2014	$2,830,000
Amounts reclassified from accumulated other comprehensive income	(153,000)
Income tax benefit	45,000
Balance at June 30, 2015	$2,722,000

2016:
Balance at December 31, 2015	$2,645,000
Amounts reclassified from accumulated other comprehensive income	(165,000)
Income tax benefit	49,000
Balance at June 30, 2016	$2,529,000

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The ASU simplifies the current standard, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company will adopt this standard's update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. The Company will adopt this standard's update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increases the tax withholding requirement threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on the consolidated financial statements.

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
Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics, bulk molding compounds and direct long-fiber thermoplastics (D-LFT); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding, utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 67% and 77% of the Company’s sales for the six months ended June 30, 2016 and 2015, respectively. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, the Company established a manufacturing presence in Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, the Company acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. Most recently in 2015, the Company acquired substantially all of the assets of CPI Binani, Inc. ("CPI"), a wholly-owned subsidiary of

Binani Industries Limited, located in Winona, Minnesota ("CPI"), which expanded the Company's process capabilities to include D-LFT and diversified its customer base.
Overview

For the six months ended June 30, 2016, the Company recorded net income of $4,350,000, or $0.57 per basic and diluted share, compared with net income of $7,235,000, or $0.96 per basic and $0.95 per diluted share for the six months ended June 30, 2015. Product sales for the six months ended June 30, 2016 decreased approximately 22% to $79,343,000 as compared to $101,368,000 for the same period in 2015, primarily due to decreased demand from heavy duty truck customers and to a lesser extent decreases from marine customers. These decreases were partially offset by additional sales from CPI, which was acquired in March 2015, and higher demand from a customer in the automotive industry.

Looking forward we expect product sales to continue to be lower than prior year as industry analysts currently forecast North American heavy duty truck production levels in 2016 to be 25% to 30% below prior year. Although lower, expected heavy duty truck production levels remain at a healthy rate compared to historical production levels. As a result of the Company's industry diversification and new business efforts over the past several years, we expect the percentage decrease in total product sales in 2016 compared to 2015 to be less than the decrease in product sales to our heavy duty truck customers.

Results of Operations

Three Months Ended June 30, 2016, as Compared to Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 and 2015 totaled $39,006,000 and $54,856,000, respectively. Included in total sales were tooling project sales of $2,193,000 and $1,342,000 for the three months ended June 30, 2016 and 2015, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were approximately 31% lower for the three months ended June 30, 2016, as compared to the same period a year ago. This decrease in sales is primarily the result of lower demand from customers in the heavy truck market. Additionally, an earlier seasonal shutdown by Yamaha, as compared to prior year, also contributed to lower sales for the three months ended June 30, 2016.

Sales to Navistar totaled $11,535,000 for the three months ended June 30, 2016, compared to $14,526,000 for the three months ended June 30, 2015. Included in total sales was $691,000 of tooling sales for the three months ended June 30, 2016 compared to $1,033,000 for the same three months in 2015. Product sales decreased 20% for the three months ended June 30, 2016 as compared to the same period in the prior year, due to a decrease in demand, offset by new business awards.

Sales to Volvo totaled $8,300,000 for the three months ended June 30, 2016, compared to $15,190,000 for the three months ended June 30, 2015. Included in total sales was $26,000 of tooling sales for the three months ended June 30, 2016 compared to $179,000 for the same three months in 2015. Product sales to Volvo decreased 45% for the three months ended June 30, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $6,610,000 for the three months ended June 30, 2016, compared to $9,565,000 for the three months ended June 30, 2015. Included in total sales was $1,215,000 of tooling sales for the three months ended June 30, 2016 compared to $121,000 for the same three months in 2015. Product sales to PACCAR decreased 43% for the three months ended June 30, 2016 as compared to the same period in the prior year, due to lower sales for products reaching the end of their product life and a change in demand.

Sales to Yamaha totaled $2,610,000 for the three months ended June 30, 2016, compared to $4,251,000 for the three months ended June 30, 2015. Product sales to Yamaha decreased 39% for the three months ended June 30, 2016 as compared to the same period in the prior year, due to an earlier seasonal shutdown in 2016 and a change in demand.

Sales to other customers for the three months ended June 30, 2016 totaled $9,951,000, compared to $11,324,000 for the three months ended June 30, 2015. Included in total sales was $261,000 of tooling sales for the three months ended June 30, 2016 compared to $9,000 for the same three months in 2015. Product sales to other customers decreased 14% for the three months ended June 30, 2016 as compared to the same period of the prior year, due a change in demand from other customers in the heavy truck and marine markets.

Gross margin was approximately 16.2% of sales for the three months ended June 30, 2016, compared with 20.0% for the three months ended June 30, 2015. The gross margin decline, as a percent of sales, was due to an unfavorable net change in production costs and product mix of 3.0% and lower fixed cost leverage of 2.5% related to the decrease in sales, partially offset by favorable foreign exchange rate effect of 1.3% and favorable net changes in selling price and material costs of 0.4%.

Selling, general and administrative expense (“SG&A”) was $4,016,000 for the three months ended June 30, 2016, compared to $4,750,000 for the three months ended June 30, 2015. The decrease in SG&A expense primarily resulted from lower profit sharing expense of $728,000 due to lower earnings.

Net interest expense totaled $74,000 for the three months ended June 30, 2016, compared to net interest expense of $100,000 for the three months ended June 30, 2015. The decrease in interest expense was primarily due to a lower average outstanding debt balance during the three months ended June 30, 2016, when compared to the same period in 2015.

Income tax expense for both the three months ended June 30, 2016 and 2015 was approximately 34% of total income before income taxes. The Company recorded net income for the three months ended June 30, 2016 of $1,460,000, or $0.19 per basic and diluted share, compared with net income of $4,039,000, or $0.53 per basic and diluted share, for the three months ended June 30, 2015.

Six Months Ended June 30, 2016, as Compared to Six Months Ended June 30, 2015

Net sales for the six months ended June 30, 2016 and 2015 totaled $84,474,000 and $104,455,000, respectively. Included in total sales were tooling project sales of $5,131,000 and $3,087,000 for the six months ended June 30, 2016 and 2015, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were approximately 22% lower for the six months ended June 30, 2016, as compared to the same period a year ago. This decrease in sales is primarily the result of lower demand from customers in the heavy truck market and an earlier seasonal plant shutdown by Yamaha in 2016 compared to 2015. These decreases were partially offset by additional sales from CPI, which was acquired in March 2015, and higher demand from a customer in the automotive industry.

Sales to Navistar totaled $22,425,000 for the six months ended June 30, 2016, compared to $27,349,000 for the six months ended June 30, 2015. Included in total sales was $696,000 of tooling sales for the six months ended June 30, 2016 compared to $1,048,000 for the same six months in 2015. Product sales decreased 17% for the six months ended June 30, 2016 as compared to the same period in the prior year, due to a decrease in demand, offset by new business awards.

Sales to Volvo totaled $17,576,000 for the six months ended June 30, 2016, compared to $29,838,000 for the six months ended June 30, 2015. Included in total sales was $448,000 of tooling sales for the six months ended June 30, 2016 compared to $1,198,000 for the same six months in 2015. Product sales to Volvo decreased 40% for the six months ended June 30, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $14,983,000 for the six months ended June 30, 2016, compared to $19,914,000 for the six months ended June 30, 2015. Included in total sales was $3,436,000 of tooling sales for the six months ended June 30, 2016 compared to $756,000 for the same six months in 2015. Product sales to PACCAR decreased 40% for the six months ended June 30, 2016 as compared to the same period in the prior year, due to lower sales for products reaching the end of their product life and a change in demand.

Sales to Yamaha totaled $8,056,000 for the six months ended June 30, 2016, compared to $9,484,000 for the six months ended June 30, 2015. Product sales to Yamaha decreased 15% for the six months ended June 30, 2016 as compared to the same period in the prior year, due to an earlier seasonal shutdown in 2016 and a change in demand.

Sales to other customers for the six months ended June 30, 2016 totaled $21,434,000, compared to $17,870,000 for the six months ended June 30, 2015. Included in total sales was $551,000 of tooling sales for the six months ended June 30, 2016 compared to $85,000 for the same six months in 2015. Product sales to other customers increased 17% for the six months ended June 30, 2016 as compared to the same period in the prior year. The increase primarily relates to new sales due to a full six months of sales from CPI, which was acquired in March 2015, and higher demand from a customer in the automotive industry.

Gross margin was approximately 18.0% of sales for the six months ended June 30, 2016, compared with 19.2% for the six months ended June 30, 2015. The gross margin decline, as a percent of sales, was due to lower fixed cost leverage of 1.7% related to the decrease in sales and an unfavorable net change in production costs and product mix of 1.1%, partially offset by a favorable foreign exchange rate effect of 1.1% and favorable net changes in selling price and material costs of 0.5%.

Selling, general and administrative expense (“SG&A”) was $8,437,000 for the six months ended June 30, 2016, compared to $8,885,000 for the six months ended June 30, 2015. The decrease in SG&A expense primarily resulted from lower profit sharing expense of $757,000, partially offset by higher labor and benefit expenses of $230,000. In addition, SG&A expense in 2015 included a miscellaneous gain of $90,000 associated with the collection of foreign sales tax receivable.

Net interest expense totaled $166,000 for the six months ended June 30, 2016, compared to net interest expense of $141,000 for the six months ended June 30, 2015. The increase in interest expense was primarily due to a higher average outstanding debt balance in 2016, due to debt related to the CPI acquisition being outstanding for all six months in 2016.

Income tax expense for both the six months ended June 30, 2016 and 2015 was approximately 34% of total income before income taxes. The Company recorded net income for the six months ended June 30, 2016 of $4,350,000, or $0.57 per basic and diluted share, compared with net income of $7,235,000, or $0.96 per basic and $0.95 per diluted share, for the six months ended June 30, 2015.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions.

Cash provided by operating activities for the six months ended June 30, 2016 totaled $15,411,000. Net income of $4,350,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $3,145,000. Changes in working capital increased cash provided by operating activities by $7,488,000, which primarily related to decreases in accounts receivable and inventory, offset by decreases in accounts payable and accrued liabilities.

Cash used in investing activities for the six months ended June 30, 2016 was $1,626,000, which all relate to purchases of property, plant and equipment. The Company anticipates spending up to $5,000,000 during the remainder of 2016 on property, plant and equipment purchases for all of the Company's operations. At June 30, 2016, purchase commitments for capital expenditures in progress were $672,000. The Company anticipates using cash from operations to finance this capital investment.

Cash used in financing activities for the six months ended June 30, 2016 totaled $2,364,000, which primarily consisted of scheduled repayments of principal on the Company's outstanding Capex loan and Term loan of $2,214,000.

At June 30, 2016, the Company had $20,364,000 in cash on hand, and an available balance on the revolving line of credit of $18,000,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2016, the Company was in compliance with its financial covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants. Based on the Company’s forecasts, which are based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months. Management believes that cash flow from operating activities and available borrowings under the Credit Agreement will be sufficient to meet the Company’s liquidity needs for the next 12 months. If a material adverse change in the financial position of Core Molding Technologies should occur, or if actual sales or expenses are substantially different than what has been forecasted, Core Molding Technologies’ liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Recent Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 13 "Recent Accounting Pronouncements," to the consolidated financial statements included herein.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2016 or December 31, 2015.

The Company did not have or experience any  material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of June 30, 2016 or December 31, 2015.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $11,000 and $40,000 at June 30, 2016 and December 31, 2015, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $344,000 at June 30, 2016 and $523,000 at December 31, 2015.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $831,000 at June 30, 2016 and $863,000 at December 31, 2015.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the six months ended June 30, 2016 or June 30, 2015.
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

There was no impairment of the Company's goodwill for the year ended December 31, 2015, and no indicators of impairment for the six months ended June 30, 2016.

Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2016 and December 31, 2015 of $1,198,000 and $1,074,000, respectively.
Post retirement benefits: Management records an accrual for post retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2015 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,029,000 at June 30, 2016 and $9,006,000 at December 31, 2015.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2016, the Company had a net liability related to tooling in progress of $4,043,000, which represented approximately $27,651,000 of progress tooling billings and $23,608,000 of progress tooling expenses. At December 31, 2015, the Company had a net liability related to tooling in progress of $2,271,000, which represented approximately $21,967,000 of progress tooling billings and $19,696,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net deferred tax liability of $654,000 at each of June 30, 2016 and December 31, 2015. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements, which are contained in the Company's 2015 Annual Report to Shareholders on Form 10-K.

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
Core Molding Technologies has the following three items that are sensitive to market risks: (1) Revolving Line of Credit and Term Loan under the Credit Agreement, which bears a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.
Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Term Loan would have been impacted, as the interest rate on these loans is based upon LIBOR. It would not, however, have a material effect on earnings before tax.

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

Information concerning our stock repurchases during the three months ended June 30, 2016 is below. All stock was purchased to satisfy tax withholding obligation upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2016	—	—	—	—
May 1 to 31, 2016	10,590	12.68	—	—
June 1 to 30, 2016	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	August 9, 2016	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	August 9, 2016	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

4(b)(1)	Amendment No. 1 to Stockholder Rights Agreement, dated as of April 1, 2015, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, LLC.	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 2, 2015

10(a)	Eleventh Amendment Agreement, dated June 21, 2016, between Core Molding Technologies, Inc., Core Composites de Mexico, S. De R. L. de C.V. and Keybank National Association	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2016

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 9, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated August 9, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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