Form 10-Q
period 2016-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2016-11-04
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of November 3, 2016, the latest practicable date, 7,791,483 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$24,311,000	$8,943,000
Accounts receivable (less allowance for doubtful accounts: September 30, 2016 - $1,000; December 31, 2015 - $40,000)	21,190,000	36,886,000
Inventories:
Finished goods	1,560,000	1,646,000
Work in process	1,163,000	1,516,000
Raw materials and components	8,602,000	10,535,000
Total inventories, net	11,325,000	13,697,000

Deferred tax asset-current portion	1,575,000	1,598,000
Foreign sales tax receivable	226,000	280,000
Income taxes receivable	—	670,000
Prepaid expenses and other current assets	985,000	610,000
Total current assets	59,612,000	62,684,000

Property, plant and equipment — net	71,212,000	74,103,000
Goodwill	2,403,000	2,403,000
Intangibles, net	575,000	613,000
Total Assets	$133,802,000	$139,803,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	3,000,000	3,714,000
Accounts payable	9,704,000	13,481,000
Tooling in progress	1,072,000	2,271,000
Current portion of post retirement benefits liability	1,088,000	1,088,000
Accrued liabilities:
Compensation and related benefits	5,187,000	8,474,000
Taxes	168,000	203,000
Other	1,333,000	1,919,000
Total current liabilities	21,552,000	31,150,000

Long-term debt	7,500,000	9,750,000
Deferred tax liability	2,252,000	2,252,000
Post retirement benefits liability	7,890,000	7,918,000
Total Liabilities	39,194,000	51,070,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; outstanding shares: 0 at September 30, 2016 and December 31, 2015	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,635,093 at September 30, 2016 and 7,596,500 at December 31, 2015	76,000	76,000
Paid-in capital	29,909,000	29,147,000
Accumulated other comprehensive income, net of income taxes	2,513,000	2,645,000
Treasury stock	(27,781,000)	(27,647,000)
Retained earnings	89,891,000	84,512,000
Total Stockholders’ Equity	94,608,000	88,733,000
Total Liabilities and Stockholders’ Equity	$133,802,000	$139,803,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
Products	$33,816,000	$44,243,000	$113,159,000	$145,612,000
Tooling	7,520,000	3,806,000	12,651,000	6,893,000
Total net sales	41,336,000	48,049,000	125,810,000	152,505,000

Total cost of sales	35,755,000	39,738,000	105,043,000	124,186,000

Gross margin	5,581,000	8,311,000	20,767,000	28,319,000

Total selling, general and administrative expense	3,924,000	4,409,000	12,361,000	13,294,000

Operating Income	1,657,000	3,902,000	8,406,000	15,025,000

Interest expense	67,000	95,000	233,000	237,000

Income before taxes	1,590,000	3,807,000	8,173,000	14,788,000

Income tax expense	561,000	1,323,000	2,794,000	5,069,000

Net income	$1,029,000	$2,484,000	$5,379,000	$9,719,000

Net income per common share:
Basic	$0.13	$0.33	$0.71	$1.28
Diluted	$0.13	$0.33	$0.70	$1.27
Weighted average shares outstanding:
Basic	7,635,000	7,597,000	7,616,000	7,578,000
Diluted	7,667,000	7,625,000	7,649,000	7,623,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,029,000	$2,484,000	$5,379,000	$9,719,000

Other comprehensive income:

Foreign currency hedge:
Unrealized foreign currency hedge gain	67,000	—	67,000	—
Income tax expense	(23,000)	—	(23,000)	—

Interest rate swaps:
Adjustment for amortization of losses included in net income	—	6,000	5,000	16,000
Income tax expense	—	(2,000)	(2,000)	(5,000)

Post retirement benefit plan adjustments:
Net actuarial loss	38,000	42,000	116,000	126,000
Prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Income tax benefit	26,000	24,000	77,000	73,000

Comprehensive income	$1,013,000	$2,430,000	$5,247,000	$9,557,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	7,596,500	$76,000	$29,147,000	$2,645,000	$(27,647,000)	$84,512,000	$88,733,000
Net income						5,379,000	5,379,000
Change in post retirement benefits, net of tax of $77,000				(179,000)			(179,000)
Unrealized foreign currency hedge gain, net of tax of $23,000				44,000			44,000
Change in interest rate swaps, net of tax of $2,000				3,000			3,000
Purchase of treasury stock	(10,590)				(134,000)		(134,000)
Excess tax expense - equity transaction			(16,000)				(16,000)
Restricted stock vested	49,183						—
Share-based compensation			778,000				778,000
Balance at September 30, 2016	7,635,093	$76,000	$29,909,000	$2,513,000	$(27,781,000)	$89,891,000	$94,608,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,379,000	$9,719,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,658,000	4,506,000
Interest rate swaps — mark-to-market and amortization of losses	3,000	(14,000)
Share-based compensation	778,000	605,000
(Gain) Loss on foreign currency translation and transactions	(51,000)	56,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	15,696,000	(3,088,000)
Inventories	2,372,000	(323,000)
Prepaid and other assets	(270,000)	1,023,000
Accounts payable	(3,538,000)	2,144,000
Taxes receivable	670,000	2,286,000
Accrued and other liabilities	(5,030,000)	(6,941,000)
Post retirement benefits liability	(284,000)	(359,000)
Net cash provided by operating activities	20,383,000	9,614,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,901,000)	(4,041,000)
Purchase of assets of CPI Binani Inc.	—	(14,512,000)
Net cash used in investing activities	(1,901,000)	(18,553,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(10,102,000)
Gross borrowings on revolving line of credit	—	7,334,000
Proceeds from term loan	—	15,500,000
Payment of principal on term loan	(2,250,000)	(2,000,000)
Payment of principal on capex loan	(714,000)	(1,285,000)
Excess tax (payable) benefit from equity plans	(16,000)	148,000
Payments related to the purchase of treasury stock	(134,000)	(287,000)
Proceeds from issuance of common stock	—	19,000
Net cash (used in) provided by financing activities	(3,114,000)	9,327,000

Net change in cash and cash equivalents	15,368,000	388,000

Cash and cash equivalents at beginning of period	8,943,000	2,312,000

Cash and cash equivalents at end of period	$24,311,000	$2,700,000

Cash paid for:
Interest (net of amounts capitalized)	$225,000	$198,000
Income taxes	$1,882,000	$3,590,000
Non Cash:
Fixed asset purchases in accounts payable	$452,000	$270,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2016, and the results of operations and cash flows for the nine months ended September 30, 2016. The “Notes to Consolidated Financial Statements” contained in the Company's 2015 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,029,000	$2,484,000	$5,379,000	$9,719,000

Weighted average common shares outstanding — basic	7,635,000	7,597,000	7,616,000	7,578,000
Effect of dilutive securities	32,000	28,000	33,000	45,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,667,000	7,625,000	7,649,000	7,623,000

Basic net income per common share	$0.13	$0.33	$0.71	$1.28
Diluted net income per common share	$0.13	$0.33	$0.70	$1.27

3. Major Customers
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”) and Yamaha Motor Manufacturing Corporation (“Yamaha”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Navistar product sales	$9,575,000	$12,219,000	$31,304,000	$38,520,000
Navistar tooling sales	470,000	2,325,000	1,166,000	3,373,000
Total Navistar sales	10,045,000	14,544,000	32,470,000	41,893,000

Volvo product sales	6,337,000	13,080,000	23,465,000	41,720,000
Volvo tooling sales	5,353,000	387,000	5,801,000	1,585,000
Total Volvo sales	11,690,000	13,467,000	29,266,000	43,305,000

PACCAR product sales	6,887,000	8,409,000	18,434,000	27,567,000
PACCAR tooling sales	18,000	63,000	3,454,000	819,000
Total PACCAR sales	6,905,000	8,472,000	21,888,000	28,386,000

Yamaha product sales	3,602,000	2,067,000	11,658,000	11,551,000
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	3,602,000	2,067,000	11,658,000	11,551,000

Other product sales	7,415,000	8,468,000	28,298,000	26,254,000
Other tooling sales	1,679,000	1,031,000	2,230,000	1,116,000
Total other sales	9,094,000	9,499,000	30,528,000	27,370,000

Total product sales	33,816,000	44,243,000	113,159,000	145,612,000
Total tooling sales	7,520,000	3,806,000	12,651,000	6,893,000
Total sales	$41,336,000	$48,049,000	$125,810,000	$152,505,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods specified:

	September 30, 2016	December 31, 2015
Property, plant and equipment	$139,885,000	$137,996,000
Accumulated depreciation	(68,673,000)	(63,893,000)
Property, plant and equipment — net	$71,212,000	$74,103,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Amounts invested in capital additions in progress were $1,516,000 and $2,331,000 at September 30, 2016 and December 31, 2015, respectively. The Company capitalized $0 and $2,000 of interest expense for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, purchase commitments for capital expenditures in progress were $1,013,000 and $1,102,000, respectively.

5. Acquisition of CPI
On March 20, 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota for a cash purchase price of $15,000,000, which expanded the Company's capabilities to include D-LFT and diversified the customer base. The purchase price was subject to working capital adjustments resulting in a reduction in the purchase price of $488,000.
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
The acquisition was not considered significant to the Company's consolidated balance sheet and results of operations. Accordingly, no pro-forma results are provided prior to the effective date of the acquisition. The Company incurred $303,000 of expense for the nine months ended September 30, 2015 associated with the acquisition, which was recorded in selling, general and administrative expense.

6. Goodwill and Intangibles

Goodwill activity for the nine months ended September 30, 2016 consisted of the following:

Balance at December 31, 2015	$2,403,000
Additions	—
Impairment	—
Balance at September 30, 2016	$2,403,000

Intangible assets at September 30, 2016 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250,000	$(15,000)	$235,000
Customer Relationships	10 years	400,000	(60,000)	340,000
		$650,000	$(75,000)	$575,000

The aggregate intangible asset amortization expense was $13,000 for each of the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, the aggregate intangible asset amortization expense was $38,000 and $25,000, respectively.

7. Post Retirement Benefits
The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pension expense:
Multi-employer plan	$168,000	$218,000	$538,000	$646,000
Defined contribution plan	165,000	222,000	578,000	629,000
Total pension expense	333,000	440,000	1,116,000	1,275,000

Health and life insurance:
Interest cost	81,000	79,000	243,000	237,000
Amortization of prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Amortization of net loss	38,000	42,000	116,000	126,000
Net periodic benefit cost	(5,000)	(3,000)	(13,000)	(9,000)

Total post retirement benefits expense	$328,000	$437,000	$1,103,000	$1,266,000

The Company made payments of $1,273,000 to pension plans and $271,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2016. For the remainder of 2016, the Company expects to make approximately $218,000 of pension plan payments, of which $66,000 was accrued at September 30, 2016. The Company also expects to make approximately $136,000 of post-retirement healthcare and life insurance payments for the remainder of 2016, all of which were accrued at September 30, 2016.

8. Debt
Debt consists of the following:

	September 30, 2016	December 31, 2015
Term loan payable to Key Bank, interest at a variable rate (2.36% at September 30, 2016 and 2.24% at December 31, 2015) with monthly payments of interest and principal through March 2020.	$10,500,000	$12,750,000
Capex loan payable to Key Bank, interest at a variable rate (2.04% at December 31, 2015) with monthly payments of interest and principal through May 2016.	—	714,000
Total	10,500,000	13,464,000
Less current portion	(3,000,000)	(3,714,000)
Long-term debt	$7,500,000	$9,750,000

Credit Agreement

In 2008, the Company and its wholly owned subsidiary, CoreComposites de Mexico, S. de R.L. de C.V., entered into a credit agreement (the “Credit Agreement”) with Key Bank National Association to refinance certain existing debt and borrow funds to finance the construction of the Company’s manufacturing facility in Mexico.

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

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2016, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Interest Rate Swap
On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continued through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company paid a fixed rate of 2.295% to the counterparty and received a variable rate equal to LIBOR. Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined that this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective as of March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income, totaling $146,000 as of March 31, 2009, was amortized as an increase to interest expense of approximately $2,000 per month, or $1,000 net of tax, through March 31, 2016. The fair value of the swap as of September 30, 2016 and December 31, 2015 was a liability of $0 and $2,000, respectively. The Company recorded interest income of $0 and $9,000 for a mark-to-market adjustment of swap fair value for the three months ended September 30, 2016 and 2015, respectively, related to this swap. The Company recorded interest income for the nine months ended September 30, 2016 and 2015, of $2,000 and $30,000, respectively, for mark-to-market adjustments of this swap. The notional amount of the swap at September 30, 2016 and December 31, 2015 was $0 and $714,000, respectively.
Interest expense included $0 and $7,000 of expense for settlements related to the Company's swaps for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, interest expense included $2,000 and $27,000, respectively, of expense for settlements related to the Company's swap.

9. Income Taxes
The Company’s consolidated balance sheets include a net current deferred tax asset of $1,575,000 and $1,598,000 at September 30, 2016 and December 31, 2015, respectively, and a net non-current deferred tax liability of $2,252,000 at each of September 30, 2016 and December 31, 2015. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income.
Income tax expense for the nine months ended September 30, 2016 is estimated to be $2,794,000, or approximately 34% of income before income taxes. Income tax expense for the nine months ended September 30, 2015 was estimated to be $5,069,000, or approximately 34% of income before income taxes.
As of September 30, 2016 and December 31, 2015, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S., Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2013, and is no longer subject to Mexican income tax examinations by Mexican authorities for years prior to 2011.

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
The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2015	112,907	$16.86
Granted	121,092	12.55
Vested	(49,183)	14.16
Forfeited	(28,426)	15.93
Unvested balance at September 30, 2016	156,390	$14.54
At September 30, 2016 and 2015, there was $1,580,000 and $1,449,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost related to restricted stock grants for the three months ended September 30, 2016 and 2015 was $197,000 and $183,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the nine months ended September 30, 2016 and 2015 was $778,000 and $609,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair value at the time of the grant over the vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value as of the vesting date. Tax expense due for the fair market value as of the grant date in excess of the vested restricted stock was $16,000 for the nine months ended September 30, 2016. Tax benefits received for vested restricted stock in excess of the fair market value as of the grant date was $145,000 for the nine months ended September 30, 2015.
During the nine months ended September 30, 2016 and 2015, employees surrendered 10,590 and 12,141 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
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

The Company’s financial instruments consist of debt, interest rate swaps, foreign currency derivatives, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. During 2016, the Company had two Level 2 fair value measurements, which related to the Company’s interest rate swap and foreign currency derivatives.

Interest rate swap

The Company utilized interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps (market approach). The interest rate swap, discussed in detail in Note 8, was deemed immaterial to the financial statements.

There were no non-recurring fair value measurements for the nine months ended September 30, 2016.

Derivative and hedging activities
The Company conducts business in Mexico and pays certain expenses in Mexican Pesos. The Company is exposed to foreign currency exchange risk between the U.S. dollar and the Mexican Peso, which could impact the Company’s operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company entered into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos, which will be used to fund future peso cash flows. At inception, all forward contracts are formally documented as cash flow hedges and are measured at fair value each reporting period. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the Mexican Peso. As of September 30, 2016, the Company had no ineffective portion related to the cash flow hedges.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of September 30, 2016:

	Fair Values of Derivatives Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$67,000	Accrued liabilities other	$—
Notional contract values		$5,772,000		$—

The Company had no derivatives designated as hedging instruments as of December 31, 2015.

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the three months ended September 30, 2016 and 2015:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2016	2015		2016	2015
Foreign exchange contracts	$67,000	$—	Cost of goods sold	$—	$—
			Sales, general and administrative expense	$—	$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the nine months ended September 30, 2016 and 2015:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2016	2015		2016	2015
Foreign exchange contracts	$67,000	$—	Cost of goods sold	$—	$—
			Sales, general and administrative expense	$—	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of Mexican Peso spend.

12. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2016 and 2015:

2015:	Foreign Currency Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Accumulated Other Comprehensive Income
Balance at December 31, 2014	$—	$2,830,000	$2,830,000
Other Comprehensive Income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(230,000)	(230,000)
Income tax benefit	—	68,000	68,000
Balance at September 30, 2015	$—	$2,668,000	$2,668,000

2016:
Balance at December 31, 2015	$—	$2,645,000	$2,645,000
Other Comprehensive Income before reclassifications	67,000	—	67,000
Amounts reclassified from accumulated other comprehensive income	—	(251,000)	(251,000)
Income tax benefit (expense)	(23,000)	75,000	52,000
Balance at September 30, 2016	$44,000	$2,469,000	$2,513,000

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of Mexican Peso spend. The tax effect of the foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The Company has historically disclosed both interest rate swap activity and post-retirement benefit activity, however due to immaterial interest rate swap activity the components have been combined. The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 7 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. The Company will adopt this standard's update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The new standard provides clarification on the classification of the following eight specific cash flow issues: 1) debt prepayments or debt extinguishment costs, 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of borrowing, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this standard update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expect,” “intend,” “plans,” “projects,” “believes,” “estimates,” “confident” and similar expressions are used to identify these forward-looking statements. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements. Except as required by law, Core Molding Technologies Inc. undertakes no obligation to update these forward looking statements.

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
Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics, bulk molding compounds and direct long-fiber thermoplastics (D-LFT); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding, utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 69% and 78% of the Company’s sales for the nine months ended September 30, 2016 and 2015, respectively. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, the Company established a manufacturing presence in Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, the Company acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. Most recently in 2015, the Company acquired substantially all of the assets of CPI Binani, Inc. ("CPI"), a wholly-owned subsidiary of

Binani Industries Limited, located in Winona, Minnesota, which expanded the Company's process capabilities to include D-LFT and diversified its customer base.
Overview

For the nine months ended September 30, 2016, the Company recorded net income of $5,379,000, or $0.71 per basic and $0.70 diluted share, compared with net income of $9,719,000, or $1.28 per basic and $1.27 per diluted share for the nine months ended September 30, 2015. Product sales for the nine months ended September 30, 2016 decreased approximately 22% to $113,159,000 as compared to $145,612,000 for the same period in 2015, primarily due to decreased demand from heavy duty truck customers, partially offset by additional sales from CPI, which was acquired in March 2015.

Looking forward we expect product sales to continue to be lower than prior year as industry analysts currently forecast North American heavy duty truck production levels in 2016 to be 30% below prior year and 2017 production levels to be 10% lower than 2016. As a result of the Company's industry diversification and new business efforts over the past several years, we expect the percentage decrease in total product sales in 2016 compared to 2015 to be less than the decrease in product sales to our heavy duty truck customers.

Results of Operations

Three Months Ended September 30, 2016, as Compared to Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016 and 2015 totaled $41,336,000 and $48,049,000, respectively. Included in total sales were tooling project sales of $7,520,000 and $3,806,000 for the three months ended September 30, 2016 and 2015, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were approximately 24% lower for the three months ended September 30, 2016, as compared to the same period a year ago. This decrease in sales is primarily the result of lower demand from customers in the heavy duty truck market, partially offset by an increase in demand from customers in the marine market.

Sales to Navistar totaled $10,045,000 for the three months ended September 30, 2016, compared to $14,544,000 for the three months ended September 30, 2015. Included in total sales was $470,000 of tooling sales for the three months ended September 30, 2016 compared to $2,325,000 for the same three months in 2015. Product sales decreased 22% for the three months ended September 30, 2016 as compared to the same period in the prior year, due to a change in demand, partially offset by new business awards.

Sales to Volvo totaled $11,690,000 for the three months ended September 30, 2016, compared to $13,467,000 for the three months ended September 30, 2015. Included in total sales was $5,353,000 of tooling sales for the three months ended September 30, 2016 compared to $387,000 for the same three months in 2015. Product sales to Volvo decreased 52% for the three months ended September 30, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $6,905,000 for the three months ended September 30, 2016, compared to $8,472,000 for the three months ended September 30, 2015. Included in total sales was $18,000 of tooling sales for the three months ended September 30, 2016 compared to $63,000 for the same three months in 2015. Product sales to PACCAR decreased 18% for the three months ended September 30, 2016 as compared to the same period in the prior year, due to a change in demand and lower sales for certain products reaching the end of their product life, which were partially offset by new business awards.

Sales to Yamaha totaled $3,602,000 for the three months ended September 30, 2016, compared to $2,067,000 for the three months ended September 30, 2015. Product sales to Yamaha increased 74% for the three months ended September 30, 2016 as compared to the same period in the prior year, due to a change in demand and timing of the customer's annual seasonal shutdown.

Sales to other customers for the three months ended September 30, 2016 totaled $9,094,000, compared to $9,499,000 for the three months ended September 30, 2015. Included in total sales was $1,679,000 of tooling sales for the three months ended September 30, 2016 compared to $1,031,000 for the same three months in 2015. Product sales to other customers decreased 12% for the three months ended September 30, 2016 as compared to the same period of the prior year, due a change in demand from other customers in the heavy truck and automotive markets.

Gross margin was approximately 13.5% of sales for the three months ended September 30, 2016, compared with 17.3% for the three months ended September 30, 2015. The gross margin decline, as a percent of sales, was due to an unfavorable net change in production costs and product mix of 3.5%, lower fixed cost leverage of 0.9% related to the decrease in sales and unfavorable net changes in selling price and material costs of 0.2%, partially offset by favorable foreign exchange rate effect of 0.8%.

Selling, general and administrative expense (“SG&A”) was $3,924,000 for the three months ended September 30, 2016, compared to $4,409,000 for the three months ended September 30, 2015. The decrease in SG&A expense primarily resulted from lower profit sharing expense of $288,000 due to lower earnings and lower travel expense of $86,000.

Interest expense totaled $67,000 for the three months ended September 30, 2016, compared to interest expense of $95,000 for the three months ended September 30, 2015. The decrease in interest expense was primarily due to a lower average outstanding debt balance during the three months ended September 30, 2016, when compared to the same period in 2015.

Income tax expense for both the three months ended September 30, 2016 and 2015 was approximately 35% of total income before income taxes. The Company recorded net income for the three months ended September 30, 2016 of $1,029,000, or $0.13 per basic and diluted share, compared with net income of $2,484,000, or $0.33 per basic and diluted share, for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016, as Compared to Nine Months Ended September 30, 2015

Net sales for the nine months ended September 30, 2016 and 2015 totaled $125,810,000 and $152,505,000, respectively. Included in total sales were tooling project sales of $12,651,000 and $6,893,000 for the nine months ended September 30, 2016 and 2015, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were approximately 22% lower for the nine months ended September 30, 2016, as compared to the same period a year ago. This decrease in sales is primarily the result of lower demand from customers in the heavy truck market, partially offset by additional sales from CPI, which was acquired in March 2015.

Sales to Navistar totaled $32,470,000 for the nine months ended September 30, 2016, compared to $41,893,000 for the nine months ended September 30, 2015. Included in total sales was $1,166,000 of tooling sales for the nine months ended September 30, 2016 compared to $3,373,000 for the same nine months in 2015. Product sales decreased 19% for the nine months ended September 30, 2016 as compared to the same period in the prior year, due to a change in demand, partially offset by new business awards.

Sales to Volvo totaled $29,266,000 for the nine months ended September 30, 2016, compared to $43,305,000 for the nine months ended September 30, 2015. Included in total sales was $5,801,000 of tooling sales for the nine months ended September 30, 2016 compared to $1,585,000 for the same nine months in 2015. Product sales to Volvo decreased 44% for the nine months ended September 30, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $21,888,000 for the nine months ended September 30, 2016, compared to $28,386,000 for the nine months ended September 30, 2015. Included in total sales was $3,454,000 of tooling sales for the nine months ended September 30, 2016 compared to $819,000 for the same nine months in 2015. Product sales to PACCAR decreased 33% for the nine months ended September 30, 2016 as compared to the same period in the prior year, due to lower sales for products reaching the end of their product life and a change in demand, partially offset by new business awards.

Sales to Yamaha totaled $11,658,000 for the nine months ended September 30, 2016, compared to $11,551,000 for the nine months ended September 30, 2015. Product sales to Yamaha increased 1% for the nine months ended September 30, 2016 as compared to the same period in the prior year, due to a change in demand.

Sales to other customers for the nine months ended September 30, 2016 totaled $30,528,000, compared to $27,370,000 for the nine months ended September 30, 2015. Included in total sales was $2,230,000 of tooling sales for the nine months ended September 30, 2016 compared to $1,116,000 for the same nine months in 2015. Product sales to other customers increased 8% for the nine months ended September 30, 2016 as compared to the same period in the prior year. The increase primarily relates to new sales due to a full nine months of sales from CPI, which was acquired in March 2015, partially offset by lower demand from other customers in the heavy truck market.

Gross margin was approximately 16.5% of sales for the nine months ended September 30, 2016, compared with 18.6% for the nine months ended September 30, 2015. The gross margin decline, as a percent of sales, was due to lower fixed cost leverage of 1.4% related to the decrease in sales and an unfavorable net change in production costs and product mix of 2.0%, partially offset by a favorable foreign exchange rate effect of 1.0% and favorable net changes in selling price and material costs of 0.3%.

Selling, general and administrative expense (“SG&A”) was $12,361,000 for the nine months ended September 30, 2016, compared to $13,294,000 for the nine months ended September 30, 2015. The decrease in SG&A expense primarily resulted from lower profit sharing expense of $1,045,000 and lower travel of $112,000. Partially offsetting these decreases were higher labor and benefit expenses of $350,000. In addition, SG&A expense in 2015 included a non-recurring miscellaneous gain of $90,000 associated with the collection of foreign sales tax receivables.

Interest expense totaled $233,000 for the nine months ended September 30, 2016, compared to interest expense of $237,000 for the nine months ended September 30, 2015. The decrease in interest expense was primarily due to a lower average outstanding debt balance in 2016.

Income tax expense for both the nine months ended September 30, 2016 and 2015 was approximately 34% of total income before income taxes. The Company recorded net income for the nine months ended September 30, 2016 of $5,379,000, or $0.71 per basic and $0.70 per diluted share, compared with net income of $9,719,000, or $1.28 per basic and $1.27 per diluted share, for the nine months ended September 30, 2015.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter in to foreign exchange contracts to mitigate risk of foreign exchange movements. As of September 30, 2016, the Company had outstanding foreign exchange contracts with notional amounts totaling $5,772,000, compared to none outstanding as of December 31, 2015.

Cash provided by operating activities for the nine months ended September 30, 2016 totaled $20,383,000. Net income of $5,379,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $4,658,000. Changes in working capital increased cash provided by operating activities by $9,900,000, which primarily related to decreases in accounts receivable and inventory, offset by decreases in accounts payable and accrued liabilities.

Cash used in investing activities for the nine months ended September 30, 2016 was $1,901,000, which all relate to purchases of property, plant and equipment. The Company anticipates spending up to $2,000,000 during the remainder of 2016 on property, plant and equipment purchases for all of the Company's operations. At September 30, 2016, purchase commitments for capital expenditures in progress were $1,013,000. The Company anticipates using cash from operations to finance this capital investment.

Cash used in financing activities for the nine months ended September 30, 2016 totaled $3,114,000, which primarily consisted of scheduled repayments of principal on the Company's outstanding Capex loan and Term loan of $2,964,000.

At September 30, 2016, the Company had $24,311,000 in cash on hand, and an available balance on the revolving line of credit of $18,000,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2016, the Company was in compliance with its financial covenants.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2016 or December 31, 2015.

The Company did not have or experience any  material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of September 30, 2016 or December 31, 2015.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $1,000 and $40,000 at September 30, 2016 and December 31, 2015, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $259,000 at September 30, 2016 and $523,000 at December 31, 2015.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $790,000 at September 30, 2016 and $863,000 at December 31, 2015.
Derivative instruments: Derivative instruments are utilized to manage exposure to fluctuations in the United States dollar to Mexican peso exchange rate. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. For additional information on derivative instruments, see Note 11.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the nine months ended September 30, 2016 or September 30, 2015.
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

There was no impairment of the Company's goodwill for the year ended December 31, 2015, and no indicators of impairment for the nine months ended September 30, 2016.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2016 and December 31, 2015 of $1,190,000 and $1,074,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's 2015 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,978,000 at September 30, 2016 and $9,006,000 at December 31, 2015.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2016, the Company had a net liability related to tooling in progress of $1,072,000, which represented approximately $21,997,000 of progress tooling billings and $20,925,000 of progress tooling expenses. At December 31, 2015, the Company had a net liability related to tooling in progress of $2,271,000, which represented approximately $21,967,000 of progress tooling billings and $19,696,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net current deferred tax asset of $1,575,000 and $1,598,000 at September 30, 2016 and December 31, 2015, respectively, and a net non-current deferred tax liability of $2,252,000 at each of September 30, 2016 and December 31, 2015. The Company evaluates the balance of deferred tax assets that will be realized. Such evaluations are based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 2015 Annual Report to Shareholders on Form 10-K.

Part I — Financial Information

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Core Molding Technologies’ primary market risk results from changes in the price of commodities used in its manufacturing operations. Core Molding Technologies is also exposed to fluctuations in interest rates and foreign currency fluctuations associated with the Mexican Peso. Core Molding Technologies does not hold any material market risk sensitive instruments for trading purposes. The Company may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates.
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
Assuming a hypothetical 10% decrease in the United States dollar to Mexican Peso exchange rate, the Company would be impacted by an increase in operating costs, which would have an adverse effect on operating margins.
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

CORE MOLDINGS TECHNOLOGIES, INC.
Date:	November 4, 2016	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	November 4, 2016	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(b)	Stockholder Rights Agreement dated as of July 18, 2007, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 19, 2007

4(b)(1)	Amendment No. 1 to Stockholder Rights Agreement, dated as of April 1, 2015, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, LLC.	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 2, 2015

10(a)	Severance Agreement and Release in Full, dated August 24, 2016, between William Ringling an Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 30, 2016

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 4, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated November 4, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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