Form 10-K
period 2016-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2017-03-09
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $66,562,587, based upon the closing sale price of $13.65 on the NYSE MKT LLC on June 30, 2016, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 8, 2017, the number of shares of registrant's common stock outstanding was 7,793,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2017 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

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

MAJOR CUSTOMERS

The Company had four major customers, Volvo Group ("Volvo"), Navistar, PACCAR Inc. ("PACCAR") and Yamaha Motor Manufacturing Corporation of America ("Yamaha"), in 2016. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Volvo, Navistar, PACCAR, or Yamaha would have a material adverse effect on the business of the Company.

The North American truck market in which Volvo, Navistar, and PACCAR compete is highly competitive and the demand for heavy and medium-duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors.

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

Relationship with Volvo

The Company makes products for Volvo’s New River Valley (Dublin, Virginia) and Macungie, Pennsylvania assembly plants, as well as aftermarket products for service distribution centers.  The Company works closely on new product development with Volvo’s engineering and research teams. Products sold to Volvo include hoods, roofs, sunvisors, air deflectors, cab extenders and other components. Sales to Volvo amounted to approximately 29%, 28% and 28% of total sales for 2016, 2015 and 2014, respectively.

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
The Company makes products for Navistar's Springfield, Ohio; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company works closely on new product development with Navistar's engineering and research personnel. Products sold to Navistar include hoods, roofs, air deflectors, cab extenders, fender extensions, splash panels, and other components. Sales to Navistar amounted to approximately 24%, 28% and 29% of total sales for 2016, 2015 and 2014, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, cab extenders, and other components. Sales to PACCAR amounted to approximately 16%, 17% and 21% of total sales for 2016, 2015 and 2014, respectively.

Relationship with Yamaha

The Company manufactures sheet molding compound and molded products for Yamaha’s assembly plant located in Newnan, GA.  The Company also works closely on new product and material development with Yamaha’s engineering and research personnel.  Products sold to Yamaha include sheet molding compound and various molded components to support the assembly of personal watercraft. Sales to Yamaha amounted to approximately 9%, 8%, and 10% of total sales in 2016, 2015 and 2014, respectively.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers and industries. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2016. Sales to these customers amounted to approximately 22%, 19% and 13% of total sales for 2016, 2015 and 2014, respectively.

GEOGRAPHIC INFORMATION

All of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2016	2015	2014
United States	$119,018,000	$129,651,000	$123,317,000
Mexico	51,389,000	63,586,000	47,772,000
Canada	4,475,000	5,831,000	4,115,000
Total	$174,882,000	$199,068,000	$175,204,000

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31:

	2016	2015
United States	$42,547,000	$44,191,000
Mexico	28,054,000	29,912,000
Total	$70,601,000	$74,103,000

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

Closed Molded Products

The Company manufactures plastic products using compression molding, resin transfer molding and reaction injection molding. As of December 31, 2016, the Company owned 51 molding presses in its Columbus, Ohio facility (16), Matamoros, Mexico facility (20), Gaffney, South Carolina facility (10) and Winona, Minnesota facility (5). The Company's molding presses range in size from 250 to 5,000 tons.

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

RAW MATERIALS

The principal raw materials used in the Company's processes are unsaturated polyester, vinyl ester, polypropylene and dicyclopentadiene resins, fiberglass, and filler. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (primarily metal components). Many of the raw materials used by the Company are crude oil based, natural gas based and downstream components, and therefore, the costs of certain raw materials can be affected by changes in costs of these underlying commodities. Due to fluctuating commodity prices, suppliers are typically reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supplier base for certain supplies, repair items, and components to improve its overall purchasing position.

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog of four weeks of expected shipments, was approximately $11.1 million (all of which the Company shipped during the first quarter of 2017) and $13.1 million at December 31, 2016 and 2015, respectively.

CAPACITY CONSTRAINTS

Capacity utilization is measured based on a standard work week of five days per week, three-shifts per day. During times when demand exceeds a five day, three-shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%.

The approximate SMC production line capacity utilization was 57% and 71% for the years ended December 31, 2016 and 2015, respectively.

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and the SMC molding at the Matamoros, Mexico facility.

The Company owned 27 large molding presses at December 31, 2016. The combined approximate large press capacity utilization in these production facilities was 61% and 84% for the years ended December 31, 2016 and 2015, respectively. The decreased utilization mainly resulted from decrease in demand from customers in the heavy truck market.

The capacity of production in the Batavia, Ohio facility and the spray-up, hand-lay-up and RTM at the Matamoros, Mexico facility are not linked directly to equipment capacities, due to the nature of the products produced.  Capacity of these operations is tied to available floor space and equipment capacity throughput rates.  The approximate capacity utilization for these operations was 30% and 46% for the years ended December 31, 2016 and 2015, respectively.

The Company has been required at times to run up to a three shift/seven day operation to meet its customers' production requirements.  The Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $2.9 million, $5.7 million and $10.7 million in 2016, 2015 and 2014 respectively. These capital expenditures primarily consisted of building improvements, compression molding presses, a new SMC production line and purchases of production equipment to manufacture parts.

The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural plastic products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $965,000, $719,000 and $475,000 in 2016, 2015 and 2014, respectively.

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

EMPLOYEES

As of December 31, 2016, the Company employed a total of 1,247 employees, which consists of 568 employees in its United States operations and 679 employees in its Mexico operations. Of these 1,247 employees, 246 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2019, and 583 employees at the Company's Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 1, 2018.

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

Sales to four customers constituted approximately 78% of our 2016 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with four customers accounted for 75% of accounts receivable at December 31, 2016.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

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

The North American heavy and medium-duty truck industries are highly cyclical. In 2016, approximately 68% of our product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

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

The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of capability, product quality, cost, and delivery. Some of our competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities. If we are unable to develop new and innovative products, diversify the markets, materials and processes we utilize and increase operational enhancements, we may fall behind competitors or lose the ability to achieve competitive advantages. In the highly competitive market in which we operate, this may negatively impact our ability to retain existing customers or attract new customers, and if that occurs, it may negatively impact future operating results, sales and earnings.

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

As of December 31, 2016, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 66% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 10, 2019 and January 1, 2018, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

Our foreign operations in Mexico subject us to risks that could negatively affect our business.

We operate a manufacturing facility in Matamoros, Mexico and, as a result, a significant portion of our business and operations is subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions and political conditions inherent in Mexico, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment, including the North American Free Trade Agreement ("NAFTA"). At this point it remains unclear whether the United States will take action to withdraw from or materially modify NAFTA. Changes in laws and regulations related to foreign trade and investment may have an adverse effect on our results of operations, financial condition, or cash flows. In addition, our results of operations and the value of certain foreign assets and liabilities are affected by fluctuations in Mexican currency exchange rates, which may favorably or adversely affect reported earnings.

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

Certain facilities are located in close proximity to our customers in order to minimize both our customer's and our own costs. If any of our customers were to move or if nearby facilities are closed, that may impact our ability to remain competitive. Additionally, our competitors could build a facility that is closer to our customers' facilities which may provide them with a geographic advantage. Any of these events might require us to move closer to our customers, build new facilities or shift production between our current facilities to meet our customers' needs, resulting in additional cost and expense.

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

Our provision for income tax, adverse tax audits or changes in tax policy could have an adverse effect on our business, financial condition and results of operations.

We are subject to income taxes in the United States and Mexico. Our provision for income taxes and cash flow related to taxes may be negatively impacted by: (1) changes in the mix of earnings taxable in jurisdictions with different statutory rates, (2) changes in tax laws and accounting principles, (3) changes in the valuation of our deferred tax assets and liabilities, (4) discovery of new information during the course of tax return preparation, (5) increases in nondeductible expenses, or (6) difficulties in repatriating earnings held abroad in a tax efficient manner.

Tax audits may also negatively impact our business, financial condition and results of operations. We are subject to continued examination of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. We regularly evaluate the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from examinations will not have a negative impact on our future financial condition and operating results.

Furthermore, the United States is evaluating its tax policy and we may see significant changes in legislation and regulations concerning taxation. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could change our effective tax rates in the United States and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows and financial condition. Additionally, many of our customers have production operations in Mexico and Canada and any future changes to United States tax policy could motivate these customers to shift production to their facilities in the United States. Should customers decide to move production it may impact our ability to remain competitive, or require us to add capacity and move production to our facilities in the United States to meet our customers’ needs, which could adversely affect our business, cash flow and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns four production facilities that are situated in Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and Matamoros, Mexico, and leases a production facility in Batavia, Ohio and a distribution center in Brownsville, Texas.

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

The Gaffney, South Carolina plant, which was opened in 1998, is located at 24 Commerce Drive, Meadow Creek Industrial Park on approximately 21 acres of land. The Company added approximately 28,800 square feet to the Gaffney plant during 2016. The approximate 139,800 square feet of available floor space at the Gaffney, South Carolina plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	134,800
Office	5,000
Total	139,800

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

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2016	$19.63	$13.55
Third Quarter	2016	17.25	11.86
Second Quarter	2016	14.38	10.65
First Quarter	2016	13.39	9.23

Fourth Quarter	2015	$22.00	$11.00
Third Quarter	2015	23.40	16.86
Second Quarter	2015	28.95	17.02
First Quarter	2015	17.31	13.61

The Company's common stock was held by 312 holders of record on March 8, 2017.

The Company made no payments of cash dividends during 2016, 2015 and 2014. The Company currently expects that its earnings will be retained to finance the growth and development of its business and does not anticipate paying dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2016:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Grants	Weighted Average Exercise Price of Outstanding Options or Restricted Grants	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	158,261	$14.55	1,448,079

There were no stock repurchases during the three months ended December 31, 2016.

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

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Operating Data:
Product sales	$146,624	$189,103	$169,744	$134,096	$149,698
Tooling sales	28,258	9,965	5,460	10,029	12,752
Net sales	174,882	199,068	175,204	144,125	162,450
Gross margin	27,924	36,252	30,186	23,574	25,848
Operating income	11,545	18,498	14,647	10,114	12,490
Net income	7,411	12,050	9,634	6,866	8,190
Earnings Per Share Data:
Net income per common share:
Basic	$0.97	$1.59	$1.28	$0.95	$1.15
Diluted	$0.97	$1.58	$1.28	$0.92	$1.11
Balance Sheet Data:
Total assets	$134,836	$139,803	$117,715	$97,121	$91,849
Working capital	39,971	31,534	23,244	17,869	18,639
Long-term debt	6,750	9,750	714	2,429	5,743
Stockholders' equity	96,766	88,733	76,146	67,448	57,998
Return on beginning equity	8%	16%	14%	12%	16%
Book value per share	$12.67	$11.68	$10.07	$9.22	$8.13

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
OVERVIEW

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long-fiber thermoplastics ("D-LFT"); spray-up, hand lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to medium and heavy-duty truck markets accounted for 68%, 78% and 83% of the Company’s sales for the year ended December 31, 2016, 2015 and 2014, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Core Molding Technologies recorded net income in 2016 of $7,411,000, or $0.97 per basic and diluted share, compared with net income of $12,050,000, or $1.59 per basic and $1.58 per diluted share in 2015. Product sales in 2016 decreased 22% from 2015, primarily from decreased demand from the Company's heavy duty truck customers, partially offset by full year sales from the acquisition of CPI and other new business starting production in 2016.

Looking forward, the Company anticipates that 2017 sales levels will decrease as compared to 2016, due to lower demand from heavy duty truck customers and lower tooling sales. Heavy duty truck customers as well as industry analysts are forecasting decreases in Class 8 truck production of up to 10% in 2017 compared to 2016. Industry analysts are forecasting a higher decrease in the first half of 2017 with Class 8 truck production improving in the second half of 2017.

RESULTS OF OPERATIONS

2016 COMPARED WITH 2015

Net sales for 2016 totaled $174,882,000, representing a 12% decrease from the $199,068,000 reported for 2015. Included in total sales were tooling project sales of $28,258,000 for 2016 and $9,965,000 for 2015. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2016, excluding tooling project sales, totaled $146,624,000, representing a 22% decrease from the $189,103,000 reported for 2015. In 2016, product sales were negatively impacted by lower demand from customers in the heavy truck market, partially offset by a full year of sales from CPI, which was acquired in March 2015, and other new business starting production in 2016.

Sales to Volvo in 2016 totaled $49,970,000, compared to $55,125,000 reported for 2015. Included in total sales are tooling sales of $20,450,000 and $1,600,000 for 2016 and 2015, respectively. Product sales to Volvo decreased by 45% in 2016 as compared to 2015, primarily due to a change in demand.

Sales to Navistar in 2016 totaled $41,750,000, compared to $56,415,000 reported for 2015. Included in total sales are tooling sales of $1,994,000 and $6,246,000 for 2016 and 2015, respectively. Product sales to Navistar decreased 21% in 2016 as compared to 2015, primarily due to a change in demand, partially offset by new business awards.

Sales to PACCAR in 2016 totaled $27,716,000, compared to $34,430,000 reported for 2015. Included in total sales are tooling sales of $3,481,000 and $978,000 for 2016 and 2015, respectively. Product sales to PACCAR decreased 28% in 2016 as compared to 2015. This decrease was primarily resulted from lower sales for products reaching the end of their product life and a change in demand, partially offset by new business awards.

Sales to Yamaha in 2016 totaled $16,205,000, compared to $16,766,000 reported for 2015. The 3% decrease in sales was due to changes in demand from Yamaha.

Sales to other customers in 2016 totaled $39,241,000, increasing 8% from $36,332,000 reported for 2015. Included in total sales are tooling sales of $2,333,000 and $1,141,000 in 2016 and 2015, respectively. Product sales to other customers increased 5% in 2016 as compared to 2015. In 2016, product sales were positively impacted from the full year impact of CPI, which was acquired in March 2015 and other new business starting production in 2016. Partially offsetting these increases were decreases to another customer in the heavy truck market, due to lower demand and lower sales to an automotive customer, due to products reaching the end of their production life.

Gross margin was approximately 16.0% of sales in 2016 and 18.2% in 2015. The gross margin decrease, as a percent of sales, was due to unfavorable product mix and production inefficiencies of 2.5% and lower leverage of fixed costs of 0.9%. These decreases were offset by favorable foreign currency exchange effects of 1.1% and favorable net changes in selling price and material costs of 0.1%.

Selling, general and administrative expense (“SG&A”) totaled $16,379,000 in 2016, compared to $17,754,000 in 2015. The decrease in SG&A expense primarily resulted from lower profit sharing expense of $1,218,000, and lower travel of $175,000. Partially offsetting these costs were higher labor and benefit expenses of $357,000. The Company also incurred acquisition related expenses of $303,000 in 2015 that were not incurred in 2016.

Net interest expense totaled $298,000 for the year ended December 31, 2016, compared to net interest expense of $330,000 for the year ended December 31, 2015. The decrease in interest expense was primarily due to a lower average outstanding debt balance in 2016.

Income tax expense was approximately 34% of total income before income taxes in 2016 and 2015. Net income for 2016 was $7,411,000 or $0.97 per basic and diluted share, compared with net income of $12,050,000 or $1.59 per basic and $1.58 per diluted share for 2015.

Comprehensive Income totaled $7,180,000 in 2016, compared to $11,865,000 in 2015. The decrease was primarily related to lower net income of $4,639,000 and a net unrealized foreign currency hedge loss of $200,000.
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

Comprehensive Income totaled $11,865,000 in 2015 compared to $7,592,000 in 2014. The increase was primarily related to a $2,416,000 increase in net income and a reduction in actuarial loss of $1,857,000, net of tax, from other post-retirement benefit obligation. In 2014, the Company recorded an actuarial loss of $2,679,000 or $1,717,000, net of tax, for other post-retirement benefit obligations. This loss, net of tax, primarily consisted of $570,000 from a decrease to the discount rate, $568,000 from updated mortality assumptions and $381,000 due to updated claims data.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures and acquisition.

On December 9, 2008, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a credit agreement, as amended from time to time (the "Credit Agreement"), with a lender to provide various financing facilities.

Under this Credit Agreement, as amended most recently with the eleventh amendment on June 21, 2016, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $18,000,000 variable rate revolving line of credit; (4) a term loan in an original amount of $15,500,000; and (5) a Letter of Credit Commitment of up to $250,000, of which $155,000 has been issued. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Cash provided by operating activities totaled $26,069,000 for the year ended December 31, 2016. Net income of $7,411,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $6,283,000. Changes in working capital increased cash provided by operating activities by $11,413,000. Changes in working capital primarily relate to decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and accrued and other liabilities.

Cash used in investing activities totaled $2,863,000 for the year ended December 31, 2016, all of which related to new programs, equipment improvements and capacity expansion at the Company’s production facilities. The Company anticipates spending approximately $9,000,000 during 2017 on property, plant and equipment purchases for all of the Company's operations. The Company anticipates using available cash and cash from operations to finance this capital investment. At December 31, 2016, purchase commitments for capital expenditures in progress were approximately $616,000.

Cash used in financing activities totaled $3,864,000 for the year ended December 31, 2016. Scheduled repayments of principal on the Company’s Capex and Term loans totaled $3,714,000. Additionally, purchases of treasury stock to satisfy employee tax withholding requirements on vested restricted stock reduced cash flow from financing activities by $134,000.

At December 31, 2016, the Company had cash on hand of $28,285,000 and an available revolving line of credit of $18,000,000. Management believes that cash on hand, cash flow from operating activities and available borrowings under the revolving line of credit will be sufficient to meet the Company’s current liquidity needs. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2016, the Company was in compliance with its financial covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants. Based on the Company’s forecast, which is primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, as well as other assumptions and customer provided forecasts, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2016:

	2017	2018	2019	2020	2021 and after	Total
Long-term debt	$3,000,000	$3,000,000	$3,000,000	$750,000	$—	$9,750,000
Interest(A)	214,000	137,000	61,000	3,000		415,000
Operating lease obligations	482,000	328,000	192,000	—	—	1,002,000
Contractual commitments for capital expenditures(B)	616,000	—	—	—	—	616,000
Post retirement benefits	1,018,000	411,000	432,000	461,000	6,345,000	8,667,000
Total	$5,330,000	$3,876,000	$3,685,000	$1,214,000	$6,345,000	$20,450,000

(A) Variable interest rates were as of December 31, 2016.
(B) Includes $316,000 recorded on the balance sheet in accounts payable at December 31, 2016.

As of December 31, 2016, the Company had no significant off-balance sheet arrangements.

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

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts is needed at December 31, 2016 and had recorded allowance for doubtful accounts of $40,000 at December 31, 2015. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $309,000 at December 31, 2016 and $523,000 at December 31, 2015.

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for excess and obsolete inventory of $770,000 at December 31, 2016 and $863,000 at December 31, 2015.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The Company acquired the majority of the assets of CPI on March 20, 2015, which resulted in approximately $650,000 of definite-lived intangibles and $12,474,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2016, 2015 and 2014.

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

There was no impairment of the Company's goodwill for the years ended December 31, 2016, 2015 and 2014.

Self-Insurance

The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2016 and 2015 of $1,139,000 and $1,074,000, respectively.

Post Retirement Benefits

Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements. The Company had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,667,000 at December 31, 2016 and $9,006,000 at December 31, 2015.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2016, the Company had a net liability related to tooling in progress of $1,084,000, which represents approximately $11,052,000 of progress tooling billings and $9,968,000 of progress tooling expenses. At December 31, 2015 the Company had a net liability related to tooling in progress of $2,271,000, which represents approximately $21,967,000 of progress tooling billings and $19,696,000 of progress tooling expenses.

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

An analysis is performed to determine the amount of the deferred tax asset that will be realized. Such analysis is based upon the premise that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the Company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions. Other factors considered are the Company’s relationships with its major customers, and any recent customer diversification efforts. The projected availability of taxable income to realize the tax benefits from the reversal of temporary differences before expiration of these benefits are also considered. Management believes that, with the combination of available tax planning strategies and the maintenance of its relationships with its key customers, earnings are achievable in order to realize the net deferred tax asset.

Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14 in August 2015, has been delayed until the first quarter of fiscal year 2018. The Company anticipates ASU 2014-09 will affect the timing of certain revenue related transactions primarily resulting from the earlier recognition of the Company's tooling sales and costs; however, the Company does not anticipate this ASU to have any material effect on product revenue. Upon adoption of ASU 2014-09 tooling sales and costs will be recorded over time on a percentage of completion methodology instead of completed contract methodology. We have not yet determined whether we will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements, and anticipate testing our new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018.

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

In January 2017, FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates step 2, which required companies to determine the implied fair value of the reporting unit's goodwill, of the goodwill impairment test. Under this new guidance, companies will perform their annual goodwill impairment test by comparing the reporting unit's carrying value, including goodwill, to the fair value. An impairment charge would be recorded if the carrying value exceeds the reporting unit's fair value. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The Company will adopt this standard update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Core Molding Technologies has the following three items that are sensitive to market risks at December 31, 2016: (1) Revolving Line of Credit and the Term Loan under the Credit Agreement which bears a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.

Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Line of Credit and Term Loan would impact the interest paid by the Company, as the interest rate on these loans is based upon LIBOR, however, it would not have a material effect on earnings before taxes.

Assuming a hypothetical 10% decrease in the United States dollar to Mexican Peso exchange rate, the Company would be impacted by an increase in operating costs, which would have an adverse effect on operating margins. To mitigate risk associated with foreign currency exchange, the Company from time to time will enter into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos, which will be used to fund future peso cash flows, see Note 14.

Assuming a hypothetical 10% increase in commodity prices, Core Molding Technologies would be impacted by an increase in raw material costs, which would have an adverse effect on operating margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Core Molding Technologies, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves, and the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Core Molding Technologies, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Molding Technologies, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Core Molding Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Columbus, Ohio
March 9, 2017

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2016	2015	2014
Net sales:
Products	$146,624,000	$189,103,000	$169,744,000
Tooling	28,258,000	9,965,000	5,460,000
Total net sales	174,882,000	199,068,000	175,204,000

Total cost of sales	146,958,000	162,816,000	145,018,000

Gross margin	27,924,000	36,252,000	30,186,000

Total selling, general and administrative expense	16,379,000	17,754,000	15,539,000

Operating income	11,545,000	18,498,000	14,647,000

Interest expense	298,000	330,000	122,000

Income before income taxes	11,247,000	18,168,000	14,525,000

Income Taxes:
Current	3,410,000	4,889,000	2,370,000
Deferred	426,000	1,229,000	2,521,000
Total income taxes	3,836,000	6,118,000	4,891,000

Net income	$7,411,000	$12,050,000	$9,634,000

Net income per common share:
Basic	$0.97	$1.59	$1.28
Diluted	$0.97	$1.58	$1.28
Weighted average shares outstanding:
Basic	7,621,000	7,583,000	7,508,000
Diluted	7,661,000	7,623,000	7,553,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
Net income	$7,411,000	$12,050,000	$9,634,000

Other comprehensive income:

Foreign currency hedge:
Unrealized foreign currency hedge loss	(303,000)	—	—
Income tax benefit	103,000	—	—

Interest rate swaps:
Adjustment for amortization of losses included in net income	5,000	21,000	21,000
Income tax expense	(2,000)	(8,000)	(7,000)

Post retirement benefit plan adjustments:
Net actuarial (loss) gain	474,000	217,000	(2,679,000)
Prior service costs	(496,000)	(496,000)	(496,000)
Income tax benefit (expense)	(12,000)	81,000	1,119,000

Comprehensive income	$7,180,000	$11,865,000	$7,592,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$28,285,000	$8,943,000
Accounts receivable (less allowance for doubtful accounts: December 31, 2016 - $0; December 31, 2015 - $40,000)	19,551,000	36,886,000
Inventories:
Finished goods	1,876,000	1,646,000
Work in process	1,401,000	1,516,000
Raw materials and components	7,635,000	10,535,000
Total inventories, net	10,912,000	13,697,000

Deferred tax asset-current portion	1,381,000	1,598,000
Foreign sales tax receivable	228,000	280,000
Income taxes receivable	—	670,000
Prepaid expenses and other current assets	912,000	610,000
Total current assets	61,269,000	62,684,000

Property, plant and equipment, net	70,601,000	74,103,000

Goodwill	2,403,000	2,403,000
Intangibles, net	563,000	613,000
Total Assets	$134,836,000	$139,803,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,000,000	$3,714,000
Accounts payable	8,534,000	13,481,000
Tooling in progress	1,084,000	2,271,000
Current portion of post retirement benefits liability	1,018,000	1,088,000
Accrued liabilities:
Compensation and related benefits	5,004,000	8,474,000
Taxes	1,038,000	203,000
Other	1,620,000	1,919,000
Total current liabilities	21,298,000	31,150,000

Long-term debt	6,750,000	9,750,000
Deferred tax liability	2,373,000	2,252,000
Post retirement benefits liability	7,649,000	7,918,000
Total Liabilities	38,070,000	51,070,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 7,635,093 at December 31, 2016 and 7,596,500 at December 31, 2015	76,000	76,000
Paid-in capital	30,134,000	29,147,000
Accumulated other comprehensive income, net of income taxes	2,414,000	2,645,000
Treasury stock — at cost, 3,753,595 shares at December 31, 2016 and 3,743,005 shares at December 31, 2015	(27,781,000)	(27,647,000)
Retained earnings	91,923,000	84,512,000
Total Stockholders’ Equity	96,766,000	88,733,000
Total Liabilities and Stockholders’ Equity	$134,836,000	$139,803,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2014	7,318,773	$73,000	$26,757,000	$4,872,000	$(27,082,000)	$62,828,000	$67,448,000
Net income						9,634,000	9,634,000
Change in post retirement benefits, net of tax of $1,119,000				(2,056,000)			(2,056,000)
Change in interest rate swaps, net of tax of $7,000				14,000			14,000
Common stock issued	186,060	2,000	326,000				328,000
Excess tax benefit — equity transactions			311,000				311,000
Purchase of treasury stock	(21,797)				(278,000)		(278,000)
Restricted stock vested	75,976	1,000					1,000
Share-based compensation			744,000				744,000
Balance at December 31, 2014	7,559,012	$76,000	$28,138,000	$2,830,000	$(27,360,000)	$72,462,000	$76,146,000
Net income						12,050,000	12,050,000
Change in post retirement benefits, net of tax of $81,000				(198,000)			(198,000)
Change in interest rate swaps, net of tax of $8,000				13,000			13,000
Common stock issued	3,000		19,000				19,000
Excess tax benefit — equity transactions			205,000				205,000
Purchase of treasury stock	(12,141)				(287,000)		(287,000)
Restricted stock vested	46,629						—
Share-based compensation			785,000				785,000
Balance at December 31, 2015	7,596,500	$76,000	$29,147,000	$2,645,000	$(27,647,000)	$84,512,000	$88,733,000
Net income						7,411,000	7,411,000
Change in post retirement benefits, net of tax of $12,000				(34,000)			(34,000)
Unrealized foreign currency hedge gain (loss), net of tax of $103,000				(200,000)			(200,000)
Change in interest rate swaps, net of tax of $2,000				3,000			3,000
Excess tax expense — equity transactions			(16,000)				(16,000)
Purchase of treasury stock	(10,590)				(134,000)		(134,000)
Restricted stock vested	49,183						—
Share-based compensation			1,003,000				1,003,000
Balance at December 31, 2016	7,635,093	$76,000	$30,134,000	$2,414,000	$(27,781,000)	$91,923,000	$96,766,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	2016	2015	2014
Cash flows from operating activities:
Net income	$7,411,000	$12,050,000	$9,634,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,283,000	6,041,000	5,023,000
Deferred income taxes	426,000	1,229,000	2,521,000
Mark-to-market of interest rate swap	3,000	(14,000)	(45,000)
Share-based compensation	1,003,000	785,000	744,000
(Gain) loss on foreign currency translation	(110,000)	(54,000)	108,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	17,335,000	(911,000)	(12,292,000)
Inventories	2,785,000	(1,387,000)	(808,000)
Income taxes receivable	670,000	1,616,000	(1,959,000)
Prepaid and other assets	(266,000)	1,395,000	(78,000)
Accounts payable	(4,689,000)	2,095,000	(275,000)
Accrued and other liabilities	(4,422,000)	(3,786,000)	9,031,000
Post retirement benefits liability	(360,000)	(444,000)	(777,000)
Net cash provided by operating activities	26,069,000	18,615,000	10,827,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,863,000)	(5,683,000)	(10,679,000)
Purchase of assets of CPI Binani Inc.	—	(14,512,000)	—
Net cash used in investing activities	(2,863,000)	(20,195,000)	(10,679,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(10,102,000)	(67,993,000)
Gross borrowings on revolving line of credit	—	7,334,000	70,761,000
Proceeds from term loan	—	15,500,000	—
Payment of principal of term loan	(3,000,000)	(2,750,000)	—
Payment of principal on Mexican loan	—	—	(1,600,000)
Payment of principal on capex loan	(714,000)	(1,714,000)	(1,715,000)
Excess tax (payable) benefit from equity incentive plans	(16,000)	211,000	395,000
Payments related to the purchase of treasury stock	(134,000)	(287,000)	(278,000)
Proceeds from issuance of common stock	—	19,000	328,000
Net cash (used in) provided by financing activities	(3,864,000)	8,211,000	(102,000)

Net change in cash and cash equivalents	19,342,000	6,631,000	46,000

Cash and cash equivalents at beginning of year	8,943,000	2,312,000	2,266,000

Cash and cash equivalents at end of year	$28,285,000	$8,943,000	$2,312,000

Cash paid for:
Interest (net of amounts capitalized)	$289,000	$279,000	$110,000
Income taxes	$1,884,000	$4,218,000	$3,567,000
Non Cash:
Fixed asset purchases in accounts payable	$316,000	$464,000	$557,000
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

Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2016, the Company had a net liability related to tooling in progress of $1,084,000, which represents approximately $11,052,000 of progress tooling billings and $9,968,000 of progress tooling expenses. At December 31, 2015, the Company had a net liability related to tooling in progress of $2,271,000 which represents approximately $21,967,000 of progress tooling billings and $19,696,000 of progress tooling expenses.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $28,285,000 at December 31, 2016 and $8,943,000 at December 31, 2015.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts is needed at December 31, 2016 and had recorded allowance for doubtful accounts of$40,000 at December 31, 2015. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $309,000 at December 31, 2016 and $523,000 at December 31, 2015. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $770,000 at December 31, 2016 and $863,000 at December 31, 2015.

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

Depreciation expense was $6,217,000, $5,955,000 and $5,009,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company capitalized interest costs of approximately $0 and $2,000 for the years ended December 31, 2016 and 2015, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The Company acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $650,000 of definite-lived intangibles and $12,474,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2016, 2015 and 2014.

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

There was no impairment of the Company's goodwill for the years ended December 31, 2016, 2015 and 2014.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 11.

Self-Insurance - The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2016 and December 31, 2015 of $1,139,000 and $1,074,000, respectively.

Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated

Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,667,000 at December 31, 2016 and $9,006,000 at December 31, 2015.

Fair Value of Financial Instruments - The Company's financial instruments consist of long-term debt, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 14.

Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. Sales to four major customers comprised 78%, 82% and 87% of total sales in 2016, 2015 and 2014, respectively (see Note 4). Concentrations of accounts receivable balances with four customers accounted for 75% and 88% of accounts receivable at December 31, 2016 and 2015, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to certain customers' manufacturing and service locations in Mexico and Canada totaled 32%, 35% and 30% of total sales for 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company employed a total of 1,247 employees, which consisted of 568 employees in its United States operations and 679 employees in its Mexican operations. Of these 1,247 employees, 246 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2019, and 583 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 1, 2018.

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

Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $965,000, $719,000 and $475,000 in 2016, 2015 and 2014.

Foreign Currency Adjustments - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency translation and transaction activity is included in selling, general and administrative expense. This activity resulted in a gain of $89,000 and $54,000 in 2016 and 2015, respectively, and a loss of $108,000 in 2014.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14 in August 2015, has been delayed until the first quarter of fiscal year 2018. ASU 2014-09 will affect the timing of certain revenue related transactions primarily resulting from the earlier recognition of the Company's tooling sales and costs. Upon adoption of ASU 2014-09 tooling sales and costs will be recorded over time on a percentage of completion methodology instead of completed contract methodology. We have not yet determined whether we will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements, and anticipate testing our new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018.

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

In January 2017, FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates step 2, which required companies to determine the implied fair value of the reporting unit's goodwill, of the goodwill impairment test. Under this new guidance, companies will perform their annual goodwill impairment test by comparing the reporting unit's carrying value, including goodwill, to the fair value. An impairment charge would be recorded if the carrying value exceeds the reporting unit's fair value. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The Company will adopt this standard update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3. Net Income per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income per common share is as follows:

	December 31,
	2016	2015	2014
Net income	$7,411,000	$12,050,000	$9,634,000

Weighted average common shares outstanding — basic	7,621,000	7,583,000	7,508,000
Effect of dilutive securities	40,000	40,000	45,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,661,000	7,623,000	7,553,000

Basic net income per common share	$0.97	$1.59	$1.28
Diluted net income per common share	$0.97	$1.58	$1.28

At December 31, 2016 and 2015 there were no outstanding stock options. At December 31, 2014 all unexercised stock options were included in diluted earnings per share.

4. Major Customers

The Company had four major customers during 2016, Volvo, Navistar, PACCAR and Yamaha. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Navistar, Volvo, PACCAR or Yamaha would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2016	2015	2014
Volvo product sales	$29,520,000	$53,525,000	$46,340,000
Volvo tooling sales	20,450,000	1,600,000	2,519,000
Total Volvo sales	49,970,000	55,125,000	48,859,000

Navistar product sales	39,756,000	50,169,000	51,254,000
Navistar tooling sales	1,994,000	6,246,000	76,000
Total Navistar sales	41,750,000	56,415,000	51,330,000

PACCAR product sales	24,235,000	33,452,000	35,602,000
PACCAR tooling sales	3,481,000	978,000	526,000
Total PACCAR sales	27,716,000	34,430,000	36,128,000

Yamaha product sales	16,205,000	16,766,000	16,911,000
Yamaha tooling sales	—	—	—
Total Yamaha sales	16,205,000	16,766,000	16,911,000

Other product sales	36,908,000	35,191,000	19,637,000
Other tooling sales	2,333,000	1,141,000	2,339,000
Total other sales	39,241,000	36,332,000	21,976,000

Total product sales	146,624,000	189,103,000	169,744,000
Total tooling sales	28,258,000	9,965,000	5,460,000
Total sales	$174,882,000	$199,068,000	$175,204,000

5. Foreign Operations

In conjunction with the Company's acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made in United States dollars, which totaled $49,708,000, $69,235,000 and $61,313,000 in 2016, 2015 and 2014, respectively. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 22%, 19% and 22% of sales produced at the Matamoros operations in 2016, 2015 and 2014, respectively. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties including safety and security concerns inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.

All of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2016	2015	2014
United States	$119,018,000	$129,651,000	$123,317,000
Mexico	51,389,000	63,586,000	47,772,000
Canada	4,475,000	5,831,000	4,115,000
Total	$174,882,000	$199,068,000	$175,204,000

The following table provides information related to the location of property, plant and equipment, net, as of December 31:

	2016	2015
United States	$42,547,000	$44,191,000
Mexico	28,054,000	29,912,000
Total	$70,601,000	$74,103,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2016	2015
Land and land improvements	$5,958,000	$5,958,000
Buildings	42,593,000	41,417,000
Machinery and equipment	89,692,000	87,482,000
Tools, dies, and patterns	808,000	808,000
Additions in progress	1,607,000	2,331,000
Total	140,658,000	137,996,000
Less accumulated depreciation	(70,057,000)	(63,893,000)
Property, plant, and equipment - net	$70,601,000	$74,103,000

Additions in progress at December 31, 2016 and 2015 relate to building improvements and equipment purchases that were not yet completed at year end. At December 31, 2016, commitments for capital expenditures in progress were $616,000 and included $316,000 recorded on the balance sheet in accounts payable. At December 31, 2015, commitments for capital expenditures in progress were $1,102,000, and included $464,000 recorded on the balance sheet in accounts payable. The Company capitalized interest of $0 and $2,000 for the years ended December 31, 2016 and 2015, respectively.

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

The acquisition was not deemed significant to the Company's consolidated balance sheet and results of operations at the time of acquisition. Accordingly, no pro-forma results are provided prior to the effective date of the acquisition. The Company incurred $303,000 of expenses during the year ended December 31, 2015 associated with the acquisition, which was recorded in selling, general and administrative expense.

8. Goodwill and Intangibles

Goodwill activity for the year ended December 31, 2016 consisted of the following:

Balance at December 31, 2015	$2,403,000
Additions	—
Impairment	—
Balance at December 31, 2016	$2,403,000

Intangible assets at December 31, 2016 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(17,000)	$233,000
Customer Relationships	10 Years	400,000	(70,000)	330,000
		$650,000	$(87,000)	$563,000

Intangible assets at December 31, 2015 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(7,000)	$243,000
Customer Relationships	10 Years	400,000	(30,000)	370,000
		$650,000	$(37,000)	$613,000

The aggregate intangible asset amortization expense was $50,000 and $37,000 for the years ended December 31, 2016 and 2015 and expects amortization expense to be $50,000 each year for the next five years. The Company incurred no amortization expense for the year ended December 31, 2014.

9. Debt and Leases

Long-term debt consists of the following at:

	December 31, 2016	December 31, 2015
Capex loan payable to a bank, interest at a variable rate (2.04% at December 31, 2015) with monthly payments of interest and principal over a seven-year period through May 2016.	$—	$714,000
Term loan payable to a bank, interest at a variable rate (2.55% and 2.24% at December 31, 2016 and 2015, respectively) with monthly payments of interest and principal through March 2020.	9,750,000	12,750,000
Revolving Line of Credit	—	—
Total	9,750,000	13,464,000
Less current portion	(3,000,000)	(3,714,000)
Long-term debt	$6,750,000	$9,750,000

Credit Agreement
On December 9, 2008, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a credit agreement, as amended from time to time (the "Credit Agreement"), with a lender to provide various financing facilities.

Under this Credit Agreement, as amended most recently with the eleventh amendment on June 21, 2016, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $8,000,000 Mexican loan; (3) an $18,000,000 variable rate revolving line of credit; (4) a term loan in an original amount of $15,500,000; and (5) a Letter of Credit Commitment of up to $250,000, of which $155,000 has been issued. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Capex Loan
The $12,000,000 Capex loan was a construction draw loan that converted to a seven-year term loan with fixed monthly principal payments. Borrowings made pursuant to this loan bear interest, payable monthly at 30 day LIBOR plus 160 basis points and was paid in full May 2016.

Term Loan
The $15,500,000 Term Loan was used to finance the acquisition of CPI. This commitment has fixed monthly principal payments payable over a five-year period. Borrowings made pursuant to this loan bear interest, payable monthly at 30 day LIBOR plus 180 basis points.

Mexican Loan
The $8,000,000 Mexican loan was also a construction draw loan to finance the production facility in Matamoros, Mexico that was converted to a five-year term loan with annual payments commencing January 2010. This commitment bore interest at LIBOR plus 160 basis points and was paid in full in January 2014.

Revolving Line of Credit
At December 31, 2016, the Company had available an $18,000,000 variable rate revolving line of credit scheduled to mature on May 31, 2018. The revolving line of credit bears interest at daily LIBOR plus 160 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by Corecomposites de Mexico, S. de C.V. has been pledged).

Annual maturities of long-term debt are as follows:

2017	$3,000,000
2018	3,000,000
2019	3,000,000
2020	750,000
Thereafter	—
Total	$9,750,000

Interest Rate Swap
On December 18, 2008, the Company entered into an interest rate swap agreement that became effective May 1, 2009 and continued through May 2016, which was designated as a cash flow hedge of the $12,000,000 Capex loan. Under this agreement, the Company paid a fixed rate of 2.295% to the counterparty and received 30 day LIBOR (0.44% at December 31, 2015). Effective March 31, 2009, the interest terms in the Company’s Credit Agreement related to the $12,000,000 Capex loan were amended. The Company then determined this interest rate swap was no longer highly effective. As a result, the Company discontinued the use of hedge accounting effective March 31, 2009 related to this swap, and began recording mark-to-market adjustments within interest expense in the Company’s Consolidated Statements of Income. The pre-tax loss previously recognized in Accumulated Other Comprehensive Income (Loss), totaling $146,000 as of March 31, 2009, was being amortized as an increase to interest expense of $2,000 per month, or $1,000 net of tax, over the remaining term of the interest rate swap agreement. The fair value of the swap as of December 31, 2016 and December 31, 2015 was a liability of $0 and $2,000, respectively. The Company recorded interest income of $2,000, $35,000 and $66,000 for mark-to-market adjustments of fair value related to this swap for the years ended December 31, 2016, 2015 and 2014, respectively. The notional amount of the swap at December 31, 2016 and December 31, 2015 was $0 and $714,000, respectively.

For the years ended December 31, 2016, 2015 and 2014, interest expense includes expense of $2,000, $32,000 and $70,000, respectively, for settlements related to the Company’s swaps.

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2016, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Leases
The Company has entered into an operating lease agreement through July 2019 for the manufacturing facility located in Batavia, Ohio. Additionally, the Company leases a warehouse and distribution center in Brownsville, Texas under a 5-year operating lease agreement expiring in October 2017.

Total rental expense was $808,000, $696,000 and $767,000 for 2016, 2015 and 2014, respectively. Included in rental expense are both operating lease payments and rental costs related to the use of equipment during the normal course of business under nonbinding terms. Future minimum operating lease payments are as follows:

2017	$482,000
2018	328,000
2019	192,000
Thereafter	—
Total minimum lease payments	$1,002,000

10. Stock Based Compensation

The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted. The number of shares remaining available for future issuance is 1,448,079.

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

Stock Options

There was no compensation expense related to incentive stock options in the years ended December 31, 2016, 2015, and 2014.

During the years ended December 31, 2016, 2015 and 2014 Core Molding Technologies received approximately $0, $19,000 and $328,000, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0, $26,000 and $915,000, respectively, in each of those years. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

In 2016 there were no unexercised options outstanding, therefore the Company did not incur any tax effect related to disqualified dispositions. Tax benefit received as a result of disqualified dispositions related to stock options was $9,000, for the year ended December 31, 2015, which was recorded as a credit to income tax expense of $6,000 and a credit to additional paid in capital of $3,000. For the year ended December 31, 2014 the tax benefit received as a result of disqualified dispositions related to stock options was $311,000, which was recorded as a credit to income tax expense of $84,000 and a credit to additional paid in capital of $227,000.

The following summarizes the activity relating to stock options under the plans mentioned above for the years ended December 31:

	2016		2015		2014
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding - beginning of year	—	$—	3,000	$6.40	227,750	$3.57
Granted	—	—	—	—	—	—
Exercised	—	—	(3,000)	6.40	(224,750)	3.53
Forfeited	—	—	—	—	—	—
Outstanding - end of year	—	$—	—	$—	3,000	$6.40
Exercisable at December 31	—	$—	—	$—	3,000	$6.40
Vested or expected to vest at December 31	—	$—	—	$—	3,000	$6.40

There was no unvested stock options and no unrecognized compensation cost related to stock options after 2013.

Restricted Stock

The Company grants shares of its common stock to certain directors, officers, and key managers in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2016		2015		2014
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	112,907	$16.86	104,068	$10.79	98,281	$8.91
Granted	122,963	12.59	56,662	24.39	81,763	12.04
Vested	(49,183)	14.16	(46,629)	11.82	(75,976)	10.03
Forfeited	(28,426)	15.93	(1,194)	24.39	—	—
Unvested - end of year	158,261	$14.55	112,907	$16.86	104,068	$10.79

At December 31, 2016 and 2015, there was $1,356,000 and $1,263,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.5 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2016, 2015 and 2014 was $1,003,000, $785,000 and $744,000, respectively, and is recorded as selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair market value at the time of the grant over vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value on the vesting date. Taxes payable for vested restricted stock value below the fair market value at grant date amounted to $16,000 for the year ended December 31, 2016. Tax benefits received for vested restricted stock in excess of the fair market value at grant date amounted to $202,000 and $84,000 for the years ended December 31, 2015 and 2014, respectively.
During 2016, 2015 and 2014, employees surrendered 10,590, 12,141 and 21,797 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

11. Income Taxes

Components of the provision for income taxes are as follows:

	2016	2015	2014
Current:
Federal - US	$3,408,000	$4,466,000	$1,875,000
Federal - Foreign	—	405,000	453,000
State and local	2,000	18,000	42,000
	3,410,000	4,889,000	2,370,000
Deferred:
Federal	490,000	1,143,000	2,423,000
Federal- Foreign	(86,000)	27,000	(29,000)
State and local	22,000	59,000	127,000
	426,000	1,229,000	2,521,000
Provision for income taxes	$3,836,000	$6,118,000	$4,891,000

A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows:

	2016	2015	2014
Provision at federal statutory rate - US	$3,823,000	$6,177,000	$4,938,000
Effect of foreign taxes	34,000	(84,000)	(115,000)
Disqualified stock options	—	(5,000)	(84,000)
State and local tax expense, net of federal benefit	24,000	76,000	170,000
Other	(45,000)	(46,000)	(18,000)
Provision for income taxes	$3,836,000	$6,118,000	$4,891,000

In October 2016, the Internal Revenue Service entered into a unilateral agreement with the Large Taxpayer Division of Mexico's Servicio de Administracion Tributaria (SAT) to provide for a Fast Track methodology to resolve all pending Advanced Pricing Agreements (APA) for the Maquiladora industry. The Company's Mexican subsidiary filed an APA and qualifies for and has adopted this methodology. The cumulative change for 2014 through 2016 results in a transfer pricing adjustment in 2016 increasing the parent company's income and a resulting reduction in income for the Mexican subsidiary. This resulted in creating a $321,000 operating loss in 2016 for the Mexican subsidiary. This net operating loss carryforward ("NOL") is available to offset future taxable income in Mexico. The Company anticipates utilizing this NOL in 2017, therefore no valuation allowance has been recorded.

Taxes payable for vested restricted stock value below the fair market value at grant date amounted to $16,000 for the year ended December 31, 2016. Certain tax benefits related to incentive stock options and vesting of restricted stock totaled $211,000 and $395,000 for the years ended December 31, 2015 and 2014, respectively.

The Company performs an analysis to evaluate the balance of deferred tax assets that will be realized. The analysis is based on the premise that the deferred tax benefits will be realized through the generation of future taxable income. Based on the analysis, the Company has not realized a valuation allowance on the deferred tax assets as of December 31, 2016 and 2015.

Deferred tax assets consist of the following at December 31:

	2016	2015
Current asset (liability):
Accrued liabilities	$938,000	$820,000
Accounts receivable	110,000	202,000
Inventory	588,000	698,000
Other, net	(255,000)	(122,000)
Total current asset	1,381,000	1,598,000

Non-current asset (liability):
Property, plant, and equipment	(5,274,000)	(4,844,000)
Post retirement benefits	3,212,000	3,350,000
Other, net	(311,000)	(758,000)
Total non-current asset (liability)	(2,373,000)	(2,252,000)
Total deferred tax asset (liability) - net	$(992,000)	$(654,000)

At December 31, 2016, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $6,965,000 of the Company's Mexican subsidiary that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States.

At December 31, 2016 and 2015 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state and local jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2013, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2011.

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

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2016 and 2015 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2016 and 2015 is for the plan’s year-end at December 31, 2015, and December 31, 2014, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2016	2015		2016	2015
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Green as of 12/31/15	Green as of 12/31/14	No	$710,000	$863,000	No	8/10/2019
			Total Contributions:		$710,000	$863,000

(A) The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2015. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week, at the following rates: $1.45 per hour from August 8, 2016 through August 6, 2017; $1.50 per hour from August 7, 2017 through August 5, 2018; $1.55 per hour from August 6, 2018 through August 10, 2019.

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

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2016, 2015 and 2014, and will result in net periodic benefit cost reductions of approximately $496,000 in 2017 and each year thereafter during the amortization period.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2016 and 2015 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$9,006,000	$9,172,000
Interest cost	323,000	316,000
Unrecognized gain	(320,000)	(48,000)
Benefits paid	(342,000)	(434,000)
Benefit obligation at December 31	$8,667,000	$9,006,000

Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(7,098,000)	$(7,594,000)
Net loss	3,464,000	3,939,000
Total	$(3,634,000)	$(3,655,000)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	3.8%	4.1%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31:

	2016	2015	2014
Pension expense:
Multi-employer plan	$710,000	$863,000	$719,000
Defined contribution plans	766,000	836,000	701,000
Total pension expense	1,476,000	1,699,000	1,420,000

Health and life insurance:
Interest cost	323,000	316,000	277,000
Amortization of prior service costs	(496,000)	(496,000)	(496,000)
Amortization of net loss	155,000	169,000	47,000
Net periodic benefit cost	(18,000)	(11,000)	(172,000)
Total post retirement benefits expense	$1,458,000	$1,688,000	$1,248,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2016 and 2015, the Company recognized a net actuarial gain of $320,000 and $48,000, respectively, which was recorded in accumulated other comprehensive income.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2016 and 2015 were a net credit of $3,634,000 and $3,655,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2017 consists of a prior service credit of $496,000, and a net loss of $149,000. In addition, 2017 interest expense related to post retirement healthcare is expected to be $298,000, for a total post retirement healthcare net gain of approximately $49,000 in 2017. The Company expects benefits paid in 2017 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2025 and remain at that level thereafter. The comparable assumptions for the prior year were 6% and 5%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$43,000	$(50,000)
Effect on post retirement benefit obligation	$941,000	$(800,000)

The estimated future benefit payments of the health care plan are as follows:

Year	Postretirement Health Care Benefits Plan
2017	$1,018,000
2018	411,000
2019	432,000
2020	461,000
2021	485,000
2022-2026	2,515,000

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

The Company’s financial instruments consist of debt, interest rate swap, foreign currency derivatives, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. During 2016, the Company had two Level 2 fair value measurements, which related to the Company’s interest rate swap and foreign currency derivatives.

Interest rate swap

The Company utilized an interest rate swap contract to manage its targeted mix of fixed and floating rate debt, and this swap was valued using observable benchmark rates at commonly quoted intervals for the full term of the swap (market approach). The interest rate swap, discussed in detail in Note 9, was deemed immaterial to the financial statements.

Derivative and hedging activities
The Company conducts business in Mexico and pays certain expenses in Mexican Pesos. The Company is exposed to foreign currency exchange risk between the U.S. dollar and the Mexican Peso, which could impact the Company’s operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company entered into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos, which will be used to fund future peso cash flows. At inception, all forward contracts are formally documented as cash flow hedges and are measured at fair value each reporting period. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the Mexican Peso. As of December 31, 2016, the Company had no ineffective portion related to the cash flow hedges.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of December 31, 2016:

	Fair Values of Derivatives Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	—	Accrued liabilities other	$303,000
Notional contract values		—		$6,502,000

The Company had no derivatives designated as hedging instruments as of December 31, 2015. As of December 31, 2016, the Company had foreign exchange contracts related to the Mexican Peso with exchange rates ranging from 20.01 to 20.68.

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2016, 2015 and 2014:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2016	2015	2014		2016	2015	2014
Foreign exchange contracts	$(289,000)	—	—	Cost of goods sold	$12,000	—	—
				Sales, general and administrative expense	$2,000	—	—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of Mexican Peso spend.

Non-recurring fair value measurements

There were no non-recurring fair value measurements for the year ended December 31, 2016. At December 31, 2015 the Company's assets measured at fair value on a non-recurring basis related to the acquisition of substantially all of the assets of CPI, as disclosed in Note 7.

15. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2016 and 2015:

	Foreign Currency Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Total
2015:
Balance at January 1, 2015	$—	$2,830,000	$2,830,000
Other comprehensive income before reclassifications	—	48,000	48,000
Amounts reclassified from accumulated other comprehensive income	—	(306,000)	(306,000)
Income tax (expense) benefit	—	73,000	73,000
Balance at December 31, 2015	$—	$2,645,000	$2,645,000

2016:
Balance at January 1, 2016	$—	$2,645,000	$2,645,000
Other comprehensive income before reclassifications	(289,000)	319,000	30,000
Amounts reclassified from accumulated other comprehensive income	(14,000)	(336,000)	(350,000)
Income tax (expense) benefit	103,000	(14,000)	89,000
Balance at December 31, 2016	$(200,000)	$2,614,000	$2,414,000

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

(B) The Company has historically disclosed both interest rate swap activity and post-retirement benefit activity separately, however due to immaterial interest rate swap activity the components associated with interest rate swaps have been combined in the post retirement disclosures above. The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 12 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

16. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016, 2015 and 2014.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2016:
Product sales	$42,530,000	$36,813,000	$33,816,000	$33,465,000	$146,624,000
Tooling sales	2,938,000	2,193,000	7,520,000	15,607,000	28,258,000
Net sales	45,468,000	39,006,000	41,336,000	49,072,000	174,882,000
Gross margin	8,863,000	6,323,000	5,581,000	7,157,000	27,924,000
Operating income	4,442,000	2,307,000	1,657,000	3,139,000	11,545,000
Net income	2,890,000	1,460,000	1,029,000	2,032,000	7,411,000
Net income per common share:
Basic (1)	$0.38	$0.19	$0.13	$0.27	$0.97
Diluted (1)	$0.38	$0.19	$0.13	$0.26	$0.97

2015:
Product sales	$47,854,000	$53,514,000	$44,243,000	$43,492,000	$189,103,000
Tooling sales	1,745,000	1,342,000	3,806,000	3,072,000	9,965,000
Net sales	49,599,000	54,856,000	48,049,000	46,564,000	199,068,000
Gross margin	9,025,000	10,982,000	8,311,000	7,934,000	36,252,000
Operating income	4,890,000	6,232,000	3,902,000	3,474,000	18,498,000
Net income	3,196,000	4,039,000	2,484,000	2,331,000	12,050,000
Net income per common share:
Basic (1)	$0.42	$0.53	$0.33	$0.31	$1.59
Diluted (1)	$0.42	$0.53	$0.33	$0.31	$1.58

2014:
Product sales	$40,664,000	$43,317,000	$43,171,000	$42,592,000	$169,744,000
Tooling sales	411,000	2,807,000	420,000	1,822,000	5,460,000
Net sales	41,075,000	46,124,000	43,591,000	44,414,000	175,204,000
Gross margin	6,645,000	7,599,000	8,147,000	7,795,000	30,186,000
Operating income	3,116,000	3,873,000	3,704,000	3,954,000	14,647,000
Net income	2,120,000	2,520,000	2,428,000	2,566,000	9,634,000
Net income per common share:
Basic (1)	$0.29	$0.34	$0.32	$0.34	$1.28
Diluted (1)	$0.28	$0.33	$0.32	$0.34	$1.28

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company's independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2016, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2017, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2017, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2017, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2017, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2017, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

See Part II, Item 8 hereof.

(2) Financial Statement Schedules and Independent Auditor's Report

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2016, 2015 and 2014	59

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

March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2017

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2017

*
James L. Simonton	Director	March 9, 2017

*
Thomas R. Cellitti	Director	March 9, 2017

*
James F. Crowley	Director	March 9, 2017

*
Ralph O. Hellmold	Director	March 9, 2017

*
Matthew Jauchius	Director	March 9, 2017

*
Andrew O. Smith	Director	March 9, 2017

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 9, 2017

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2016, 2015 and 2014.

Reserves deducted from asset to which it applies:

Allowance for Doubtful Accounts

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2016	$32,000	$(23,000)	$—	$9,000	$—
Year Ended December 31, 2015	$289,000	$(167,000)	$—	$90,000	$32,000
Year Ended December 31, 2014	$141,000	$197,000	$—	$49,000	$289,000

Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (B)	Balance at End of Year
Year Ended December 31, 2016	$523,000	$444,000	$—	$658,000	$309,000
Year Ended December 31, 2015	$813,000	$473,000	$—	$763,000	$523,000
Year Ended December 31, 2014	$973,000	$717,000	$—	$877,000	$813,000

(A) Amount represents uncollectible accounts written off.
(B) Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20,2015, between Core Molding Technologies, Inc. and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 2, 2015

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 2, 2015

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(c)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc. and Corecomposites de Mexico, S De. R.L. de C.V. and KeyBank National Association	Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

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

Exhibit No.	Description	Location
10(c)(11)
Eleventh Amendment Agreement, dated June 21, 2016, to the Credit Agreement dated December 9, 2008 among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R. L. de C.V. and Keybank National Association
Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 22, 2016.

10(e)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(f)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2013.

10(f)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(g)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003
10(g)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(h)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2006

10(i)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[2]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A, dated April 8, 2016

10(j)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(k)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(l)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(n)	Severance Agreement and Release in Full, dated August 24, 2016, between William Ringling and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to current report on Form 10-Q filed November 4, 2016.

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

23	Consent of Crowe Horwath LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

Exhibit No.	Description	Location

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 11, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 11, 2016, pursuant to 18 U.S.C. Section 1350	Filed Herein
101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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