Form 10-Q
period 2017-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2017-08-04
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of 8/3/2017, the latest practicable date, 7,858,464 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2017
	(Unaudited)	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$31,062,000	$28,285,000
Accounts receivable (less allowance for doubtful accounts: $0 at June 30, 2017 and December 31, 2016)	22,714,000	19,551,000
Inventories:
Finished goods	2,275,000	1,876,000
Work in process	1,478,000	1,401,000
Raw materials and components	8,322,000	7,635,000
Total inventories, net	12,075,000	10,912,000

Foreign sales tax receivable	366,000	228,000
Prepaid expenses and other current assets	1,571,000	912,000
Total current assets	67,788,000	59,888,000

Property, plant and equipment — net	68,640,000	70,601,000
Goodwill	2,403,000	2,403,000
Intangibles, net	538,000	563,000
Total Assets	$139,369,000	$133,455,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	3,000,000	3,000,000
Accounts payable	11,131,000	8,534,000
Tooling in progress	2,890,000	1,084,000
Current portion of post retirement benefits liability	1,018,000	1,018,000
Accrued liabilities:
Compensation and related benefits	4,089,000	5,004,000
Taxes	798,000	1,038,000
Other	1,174,000	1,620,000
Total current liabilities	24,100,000	21,298,000

Long-term debt	5,250,000	6,750,000
Deferred tax liability	992,000	992,000
Post retirement benefits liability	7,590,000	7,649,000
Total Liabilities	37,932,000	36,689,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,711,277 at June 30, 2017 and 7,635,093 at December 31, 2016	77,000	76,000
Paid-in capital	30,924,000	30,134,000
Accumulated other comprehensive income, net of income taxes	2,818,000	2,414,000
Treasury stock - at cost, 3,773,128 at June 30, 2017 and 3,753,595 at December 31, 2016	(28,153,000)	(27,781,000)
Retained earnings	95,771,000	91,923,000
Total Stockholders’ Equity	101,437,000	96,766,000
Total Liabilities and Stockholders’ Equity	$139,369,000	$133,455,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Products	$36,794,000	$36,813,000	$73,130,000	$79,343,000
Tooling	10,574,000	2,193,000	10,984,000	5,131,000
Total net sales	47,368,000	39,006,000	84,114,000	84,474,000

Total cost of sales	40,015,000	32,683,000	70,272,000	69,288,000

Gross margin	7,353,000	6,323,000	13,842,000	15,186,000

Total selling, general and administrative expense	4,168,000	4,016,000	8,093,000	8,437,000

Operating income	3,185,000	2,307,000	5,749,000	6,749,000

Interest expense	65,000	74,000	129,000	166,000

Income before taxes	3,120,000	2,233,000	5,620,000	6,583,000

Income tax expense	958,000	773,000	1,772,000	2,233,000

Net income	$2,162,000	$1,460,000	$3,848,000	$4,350,000

Net income per common share:
Basic	$0.28	$0.19	$0.50	$0.57
Diluted	$0.28	$0.19	$0.50	$0.57
Weighted average shares outstanding:
Basic	7,687,000	7,617,000	7,669,000	7,602,000
Diluted	7,752,000	7,673,000	7,730,000	7,640,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$2,162,000	$1,460,000	$3,848,000	$4,350,000

Other comprehensive income:

Foreign currency hedge:
Unrealized foreign currency hedge gain	134,000	—	796,000	—
Income tax expense	(46,000)	—	(271,000)	—

Interest rate swaps:
Adjustment for amortization of losses included in net income	—		—	5,000
Income tax expense	—		—	(2,000)

Post retirement benefit plan adjustments:
Net actuarial loss	38,000	39,000	75,000	78,000
Prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Income tax benefit	25,000	25,000	52,000	51,000

Comprehensive income	$2,189,000	$1,400,000	$4,252,000	$4,234,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	7,635,093	$76,000	$30,134,000	$2,414,000	$(27,781,000)	$91,923,000	$96,766,000
Net income						3,848,000	3,848,000
Change in post retirement benefits, net of tax of $52,000				(121,000)			(121,000)
Unrealized foreign currency hedge gain, net of tax of $271,000				525,000			525,000
Purchase of treasury stock	(19,533)				(372,000)		(372,000)
Restricted stock vested	95,717	1,000					1,000
Share-based compensation			790,000				790,000
Balance at June 30, 2017	7,711,277	$77,000	$30,924,000	$2,818,000	$(28,153,000)	$95,771,000	$101,437,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,848,000	$4,350,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,209,000	3,145,000
Interest rate swaps — mark-to-market and amortization of losses	—	3,000
Share-based compensation	790,000	582,000
(Gain) on foreign currency translation and transactions	(1,000)	(10,000)
Change in operating assets and liabilities:
Accounts receivable	(3,163,000)	12,964,000
Inventories	(1,163,000)	1,454,000
Prepaid and other assets	(304,000)	(456,000)
Accounts payable	2,756,000	(4,770,000)
Taxes receivable	—	670,000
Accrued and other liabilities	290,000	(2,374,000)
Post retirement benefits liability	(232,000)	(147,000)
Net cash provided by operating activities	6,030,000	15,411,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,381,000)	(1,626,000)
Net cash used in investing activities	(1,381,000)	(1,626,000)

Cash flows from financing activities:
Payment of principal on term loan	(1,500,000)	(1,500,000)
Payment of principal on capex loan	—	(714,000)
Excess tax (payable) benefit from equity plans	—	(16,000)
Payments related to the purchase of treasury stock	(372,000)	(134,000)
Net cash used in financing activities	(1,872,000)	(2,364,000)

Net change in cash and cash equivalents	2,777,000	11,421,000

Cash and cash equivalents at beginning of period	28,285,000	8,943,000

Cash and cash equivalents at end of period	$31,062,000	$20,364,000

Cash paid for:
Interest	$129,000	$157,000
Income taxes	$2,212,000	$1,409,000
Non Cash:
Fixed asset purchases in accounts payable	$158,000	$51,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2017, and the results of operations and cash flows for the six months ended June 30, 2017. The “Notes to Consolidated Financial Statements” contained in the Company's 2016 Annual Report on Form 10-K, should be read in conjunction with these consolidated financial statements.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$2,162,000	$1,460,000	$3,848,000	$4,350,000

Weighted average common shares outstanding — basic	7,687,000	7,617,000	7,669,000	7,602,000
Effect of dilutive securities	65,000	56,000	61,000	38,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,752,000	7,673,000	7,730,000	7,640,000

Basic net income per common share	$0.28	$0.19	$0.50	$0.57
Diluted net income per common share	$0.28	$0.19	$0.50	$0.57

3. Major Customers
Core Molding Technologies has five major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”), Yamaha Motor Manufacturing Corporation (“Yamaha”) and Bombardier Recreational Products (“BRP”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Navistar product sales	$9,919,000	$10,844,000	$19,175,000	$21,729,000
Navistar tooling sales	60,000	691,000	78,000	696,000
Total Navistar sales	9,979,000	11,535,000	19,253,000	22,425,000

Volvo product sales	7,548,000	8,274,000	12,783,000	17,128,000
Volvo tooling sales	7,548,000	26,000	7,579,000	448,000
Total Volvo sales	15,096,000	8,300,000	20,362,000	17,576,000

PACCAR product sales	6,391,000	5,395,000	11,852,000	11,547,000
PACCAR tooling sales	2,692,000	1,215,000	2,882,000	3,436,000
Total PACCAR sales	9,083,000	6,610,000	14,734,000	14,983,000

BRP product sales	3,690,000	2,417,000	8,401,000	6,366,000
BRP tooling sales	85,000	—	108,000	—
Total BRP sales	3,775,000	2,417,000	8,509,000	6,366,000

Yamaha product sales	2,811,000	2,610,000	8,124,000	8,056,000
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	2,811,000	2,610,000	8,124,000	8,056,000

Other product sales	6,435,000	7,273,000	12,795,000	14,517,000
Other tooling sales	189,000	261,000	337,000	551,000
Total other sales	6,624,000	7,534,000	13,132,000	15,068,000

Total product sales	36,794,000	36,813,000	73,130,000	79,343,000
Total tooling sales	10,574,000	2,193,000	10,984,000	5,131,000
Total sales	$47,368,000	$39,006,000	$84,114,000	$84,474,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods specified:

	June 30, 2017	December 31, 2016
Property, plant and equipment	$141,881,000	$140,658,000
Accumulated depreciation	(73,241,000)	(70,057,000)
Property, plant and equipment — net	$68,640,000	$70,601,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Amounts invested in capital additions in progress were $1,883,000 and $1,607,000 at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, purchase commitments for capital expenditures in progress were $646,000 and $616,000, respectively.

5. Goodwill and Intangibles

Goodwill amounted to $2,403,000 at June 30, 2017 and December 31, 2016 and there were no additions or impairments for the six months ended June 30, 2017.

Intangible assets at June 30, 2017 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250,000	$(22,000)	$228,000
Customer Relationships	10 years	400,000	(90,000)	310,000
		$650,000	$(112,000)	$538,000

The aggregate intangible asset amortization expense was $12,000 and $25,000 for each of the three and six months ended June 30, 2017 and 2016, respectively.

6. Post Retirement Benefits

The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension expense:
Multi-employer plan	$169,000	$183,000	$326,000	$370,000
Defined contribution plan	188,000	195,000	395,000	413,000
Total pension expense	357,000	378,000	721,000	783,000

Health and life insurance:
Interest cost	74,000	81,000	149,000	162,000
Amortization of prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Amortization of net loss	38,000	39,000	75,000	78,000
Net periodic benefit cost	(12,000)	(4,000)	(24,000)	(8,000)

Total post retirement benefits expense	$345,000	$374,000	$697,000	$775,000

The Company made payments of $999,000 to pension plans and $208,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2017. For the remainder of 2017, the Company expects to make approximately $439,000 of pension plan payments, of which $65,000 was accrued at June 30, 2017. The Company also expects to make approximately $176,000 of post-retirement healthcare and life insurance payments for the remainder of 2017, all of which were accrued at June 30, 2017.

7. Debt

Debt consists of the following:

	June 30, 2017	December 31, 2016
Term loan payable to Key Bank, interest at a variable rate (3.05% at June 30, 2017 and 2.55% at December 31, 2016) with monthly payments of interest and principal through March 2020.	$8,250,000	$9,750,000
Revolving line of credit	—	—
Total	8,250,000	9,750,000
Less current portion	(3,000,000)	(3,000,000)
Long-term debt	$5,250,000	$6,750,000

Credit Agreement

On December 9, 2008, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a credit agreement, as amended from time to time (the "Credit Agreement"), with a lender to provide various financing facilities.

Under the Credit Agreement, amended most recently with the eleventh amendment on June 21, 2016, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $18,000,000 variable rate revolving line of credit with a commitment date extending through May 31, 2018; (3) a term loan in an original amount of $15,500,000 (the "Term Loan"); and (4) a Letter of Credit Commitment of up to $250,000, of which $175,000 has been issued. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2017, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

8. Income Taxes
The Company’s consolidated balance sheets include a net non-current deferred tax liability of $992,000 at June 30, 2017 and December 31, 2016. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income.
Income tax expense for the six months ended June 30, 2017 is estimated to be $1,772,000, or approximately 32% of income before income taxes. Income tax expense for the six months ended June 30, 2016 was estimated to be $2,233,000, or approximately 34% of income before income taxes.
As of June 30, 2017 and December 31, 2016, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the U.S., Mexico and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2013, and is no longer subject to Mexican income tax examinations by Mexican authorities for years prior to 2012.

9. Share Based Compensation
The Company has a Long Term Equity Incentive Plan, as approved by the Company’s stockholders in May 2006 and as amended in May 2015 (the “2006 Plan”). The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted.

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

The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	158,261	$14.55
Granted	84,643	19.17
Vested	(95,717)	15.12
Forfeited	—	—
Unvested balance at June 30, 2016	147,187	$16.84
At June 30, 2017 and 2016, there was $2,142,000 and $2,090,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation cost related to restricted stock grants for the three months ended June 30, 2017 and 2016 was $526,000 and $407,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the six months ended June 30, 2017 and 2016 was $791,000 and $582,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted stock is recorded at the fair value at the time of the grant, net of estimated forfeitures, over the vesting period of the restricted stock grant. The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value as of the vesting date. Tax benefits received for vested restricted stock in excess of the fair market value as of the grant date were $136,000 for the six months ended June 30, 2017. Tax expense due for the fair market value as of the grant date in excess of the vested restricted stock was $16,000 for the six months ended June 30, 2016.

During the six months ended June 30, 2017 and 2016, employees surrendered 19,533 and 10,590 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2017 and December 31, 2016 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of June 30, 2017 and December 31, 2016 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at June 30, 2017 and December 31, 2016 relating to the Company’s foreign currency derivatives.

Derivative and hedging activities
The Company conducts business in Mexico and pays certain expenses in Mexican Pesos. The Company is exposed to foreign currency exchange risk between the U.S. dollar and the Mexican Peso, which could impact the Company’s operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company enters into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos, which will be used to fund future Peso cash flows. At inception, all forward contracts are formally documented as cash flow hedges and are measured at fair value each reporting period. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the Mexican Peso. As of June 30, 2017, the Company had no ineffective portion related to the cash flow hedges.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Values of Derivatives Instruments
	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$493,000	Accrued liabilities other	$—
Notional contract values		$7,177,000		$—

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued liabilities other	$303,000
Notional contract values		$—		$6,502,000

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the three months ended June 30, 2017 and 2016:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2017	2016		2017	2016
Foreign exchange contracts	$299,000	$—	Cost of goods sold	$144,000	$—
			Sales, general and administrative expense	$21,000	$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the six months ended June 30, 2017 and 2016:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2017	2016		2017	2016
Foreign exchange contracts	$941,000	$—	Cost of goods sold	$126,000	$—
			Sales, general and administrative expense	$19,000	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of Mexican Peso spend.

There were no non-recurring fair value measurements for the six months ended June 30, 2017.

11. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the six months ended June 30, 2017 and 2016:

2016:	Foreign Currency Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Accumulated Other Comprehensive Income
Balance at December 31, 2015	$—	$2,645,000	$2,645,000
Other Comprehensive Income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(165,000)	(165,000)
Income tax benefit	—	49,000	49,000
Balance at June 30, 2016	$—	$2,529,000	$2,529,000

2017:
Balance at December 31, 2016	$(200,000)	$2,614,000	$2,414,000
Other Comprehensive Income before reclassifications	941,000	—	941,000
Amounts reclassified from accumulated other comprehensive income	(145,000)	(173,000)	(318,000)
Income tax benefit (expense)	(271,000)	52,000	(219,000)
Balance at June 30, 2017	$325,000	$2,493,000	$2,818,000

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

(B) The Company has historically disclosed both interest rate swap activity and post-retirement benefit activity, however due to immaterial interest rate swap activity the components have been combined for the six months ended June 30, 2016. The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 6 "Post Retirement Benefits"

for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard eliminates step 2, which required companies to determine the implied fair value of the reporting unit's goodwill, of the goodwill impairment test. Under this new guidance, companies will perform their annual goodwill impairment test by comparing the reporting unit's carrying value, including goodwill, to the fair value. An impairment charge would be recorded if the carrying value exceeds the reporting unit's fair value. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020 and early adoption is permitted. The Company will adopt this standard update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics, bulk molding compounds and direct long-fiber thermoplastics (D-LFT); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding, utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 65% and 67% of the Company’s sales for the six months ended June 30, 2017 and 2016, respectively. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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
Overview

For the six months ended June 30, 2017, the Company recorded net income of $3,848,000, or $0.50 per basic and diluted share, compared with net income of $4,350,000, or $0.57 per basic and diluted share for the six months ended June 30, 2016. Product sales for the six months ended June 30, 2017 decreased approximately 8% to $73,130,000 as compared to $79,343,000 for the same period in 2016, primarily due to decreased demand from heavy duty truck customers, partially offset by increased demand from customers in the marine market.

Looking forward, the Company anticipates that second half 2017 product sales will increase as compared to the same time period in 2016, due to higher demand from our customers and new business awards. Based on industry analysts' forecasts as well as customer forecasts, Class 8 truck production in North America is expected to increase in the second half of 2017 compared to the second half of 2016.

Results of Operations

Three Months Ended June 30, 2017, as Compared to Three Months Ended June 30, 2016

Net sales for the three months ended June 30, 2017 and 2016 totaled $47,368,000 and $39,006,000, respectively. Included in total sales were tooling project sales of $10,574,000 and $2,193,000 for the three months ended June 30, 2017 and 2016, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were flat for the three months ended June 30, 2017, as compared to the same period a year ago.

Sales to Navistar totaled $9,979,000 for the three months ended June 30, 2017, compared to $11,535,000 for the three months ended June 30, 2016. Included in total sales was $60,000 of tooling sales for the three months ended June 30, 2017 compared to $691,000 for the same three months in 2016. Product sales decreased 9% for the three months ended June 30, 2017 as compared to the same period in the prior year, due to a change in demand, partially offset by new business awards.

Sales to Volvo totaled $15,096,000 for the three months ended June 30, 2017, compared to $8,300,000 for the three months ended June 30, 2016. Included in total sales was $7,548,000 of tooling sales for the three months ended June 30, 2017 compared to $26,000 for the same three months in 2016. Product sales to Volvo decreased 9% for the three months ended June 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $9,083,000 for the three months ended June 30, 2017, compared to $6,610,000 for the three months ended June 30, 2016. Included in total sales was $2,692,000 of tooling sales for the three months ended June 30, 2017 compared to $1,215,000 for the same three months in 2016. Product sales to PACCAR increased 18% for the three months ended June 30, 2017 as compared to the same period in the prior year, due to new business awards and a change in demand.

Sales to BRP totaled $3,775,000 for the three months ended June 30, 2017, compared to $2,417,000 for the three months ended June 30, 2016. Included in total sales was $85,000 of tooling sales for the three months ended June 30, 2017 compared to $0 for the same three months in 2016. Product sales to BRP increased 53% for the three months ended June 30, 2017 as compared to the same period in the prior year, due to new business awards and a change in demand.

Sales to Yamaha totaled $2,811,000 for the three months ended June 30, 2017, compared to $2,610,000 for the three months ended June 30, 2016. Product sales to Yamaha increased 8% for the three months ended June 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to other customers for the three months ended June 30, 2017 totaled $6,624,000, compared to $7,534,000 for the three months ended June 30, 2016. Included in total sales was $189,000 of tooling sales for the three months ended June 30, 2017 compared to $261,000 for the same three months in 2016. Product sales to other customers decreased 12% for the three months ended June 30, 2017 as compared to the same period of the prior year, due primarily to a change in demand from a customer in the automotive market.

Gross margin was approximately 15.5% of sales for the three months ended June 30, 2017, compared with 16.2% for the three months ended June 30, 2016. The gross margin decline, as a percent of sales, was due to unfavorable net change in production costs and product mix of 1.8% and unfavorable net changes in selling price and material costs of 1.2%, partially offset by higher fixed cost leverage of 1.6% related to the increase in total sales and favorable foreign exchange rate effect of 0.7%.

Selling, general and administrative expense (“SG&A”) was $4,168,000 for the three months ended June 30, 2017, compared to $4,016,000 for the three months ended June 30, 2016. The increase in SG&A expense primarily resulted from higher labor and benefit expenses of $172,000 and higher profit sharing expense of $83,000.

Interest expense totaled $65,000 for the three months ended June 30, 2017, compared to interest expense of $74,000 for the three months ended June 30, 2016. The decrease in interest expense was primarily due to a lower average outstanding debt balance during the three months ended June 30, 2017, when compared to the same period in 2016.

Income tax expense for the three months ended June 30, 2017 and 2016 was approximately 31% and 34% of total income before income taxes. During the three months ended June 30, 2017 the Company recorded a tax benefit of $110,000 due to the fair market value of the vested restricted stock being in excess of the fair market value as of the grant date.

The Company recorded net income for the three months ended June 30, 2017 of $2,162,000, or $0.28 per basic and diluted share, compared with net income of $1,460,000, or $0.19 per basic and diluted share, for the three months ended June 30, 2016.

Comprehensive income totaled $2,189,000 for the three months ended June 30, 2017, compared to $1,400,000 for the same period in 2016. The increase resulted from a $702,000 increase in net income and a $88,000 increase in net unrealized foreign currency hedge gains.

Six Months Ended June 30, 2017, as Compared to Six Months Ended June 30, 2016

Net sales for the six months ended June 30, 2017 and 2016 totaled $84,114,000 and $84,474,000, respectively. Included in total sales were tooling project sales of $10,984,000 and $5,131,000 for the six months ended June 30, 2017 and 2016, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were approximately 8% lower for the six months ended June 30, 2017, as compared to the same period a year ago. This decrease in sales is primarily the result of lower net demand from customers in the heavy truck market and a customer in the automotive market, partially offset by increased demand from customers in the marine market.

Sales to Navistar totaled $19,253,000 for the six months ended June 30, 2017, compared to $22,425,000 for the six months ended June 30, 2016. Included in total sales was $78,000 of tooling sales for the six months ended June 30, 2017 compared to $696,000 for the same six months in 2016. Product sales decreased 12% for the six months ended June 30, 2017 as compared to the same period in the prior year, due to a change in demand, partially offset by new business awards.

Sales to Volvo totaled $20,362,000 for the six months ended June 30, 2017, compared to $17,576,000 for the six months ended June 30, 2016. Included in total sales was $7,579,000 of tooling sales for the six months ended June 30, 2017 compared to $448,000 for the same six months in 2016. Product sales to Volvo decreased 25% for the six months ended June 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $14,734,000 for the six months ended June 30, 2017, compared to $14,983,000 for the six months ended June 30, 2016. Included in total sales was $2,882,000 of tooling sales for the six months ended June 30, 2017 compared to $3,436,000 for the same six months in 2016. Product sales to PACCAR increased 3% for the six months ended June 30, 2017 as compared to the same period in the prior year, due to new business awards, partially offset by a change in demand.

Sales to BRP totaled $8,509,000 for the six months ended June 30, 2017, compared to $6,366,000 for the six months ended June 30, 2016. Included in total sales was $108,000 of tooling sales for the six months ended June 30, 2017 compared to $0 for the same six months in 2016. Product sales to BRP increased 32% for the six months ended June 30, 2017 as compared to the same period in the prior year, due to new business awards and a change in demand.

Sales to Yamaha totaled $8,124,000 for the six months ended June 30, 2017, compared to $8,056,000 for the six months ended June 30, 2016. Product sales to Yamaha increased 1% for the six months ended June 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to other customers for the six months ended June 30, 2017 totaled $13,132,000, compared to $15,068,000 for the six months ended June 30, 2016. Included in total sales was $337,000 of tooling sales for the six months ended June 30, 2017 compared to $551,000 for the same six months in 2016. Product sales to other customers decreased 12% for the six months ended June 30, 2017 as compared to the same period in the prior year. The decrease primarily relates to a change in demand from a customer in the automotive market.

Gross margin was approximately 16.5% of sales for the six months ended June 30, 2017, compared with 18.0% for the six months ended June 30, 2016. The gross margin decline, as a percent of sales, was due to unfavorable net change in production costs and product mix of 1.5% and unfavorable net changes in selling price and material costs of 1.0%, partially offset by a favorable foreign exchange rate effect of 0.7% and higher fixed cost leverage of 0.3% related to an increase in sales.

Selling, general and administrative expense (“SG&A”) was $8,093,000 for the six months ended June 30, 2017, compared to $8,437,000 for the six months ended June 30, 2016. The decrease in SG&A expense primarily resulted from lower profit sharing expense of $396,000 and lower outside services of $174,000, partially offset by higher labor and benefit expenses of $453,000.

Interest expense totaled $129,000 for the six months ended June 30, 2017, compared to interest expense of $166,000 for the six months ended June 30, 2016. The decrease in interest expense was primarily due to a lower average outstanding debt balance in 2016.

Income tax expense for the six months ended June 30, 2017 and 2016 was approximately 32% and 34% of total income before income taxes. During the six months ended June 30, 2017 the Company received a tax benefit of $136,000 due to the fair market value of the vested restricted stock being in excess of the fair market value as of the grant date.

The Company recorded net income for the six months ended June 30, 2017 of $3,848,000, or $0.50 per basic and diluted share, compared with net income of $4,350,000, or $0.57 per basic and diluted share, for the six months ended June 30, 2016.

Comprehensive income totaled $4,252,000 for the six months ended June 30, 2017, compared to $4,234,000 over the same period in 2016. The increase resulted from a $525,000 net gain related to net unrealized foreign currency hedges, partially offset by a decrease in net income of $502,000.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts to mitigate risk of foreign exchange movements. As of June 30, 2017, the Company had outstanding foreign exchange contracts with notional amounts totaling $7,177,000, compared to $6,502,000 outstanding as of December 31, 2016.

Cash provided by operating activities for the six months ended June 30, 2017 totaled $6,030,000. Net income of $3,848,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $3,209,000. Changes in working capital decreased cash provided by operating activities by $1,584,000, which primarily related to increases in accounts receivable and inventory, offset by an increase in accounts payable.

Cash used in investing activities for the six months ended June 30, 2017 was $1,381,000, which relates to purchases of property, plant and equipment. The Company anticipates spending up to $6,000,000 during the remainder of 2017 on property, plant and equipment purchases for all of the Company's operations. At June 30, 2017, purchase commitments for capital expenditures in progress were $646,000. The Company anticipates using cash from operations to finance this capital investment.

Cash used in financing activities for the six months ended June 30, 2017 totaled $1,872,000, which primarily consisted of scheduled repayments of principal on the Company's outstanding Capex Loan and Term Loan of $1,500,000.

At June 30, 2017, the Company had $31,062,000 in cash on hand, and an available balance on the revolving line of credit of $18,000,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2017, the Company was in compliance with its financial covenants.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2017 or December 31, 2016.

The Company did not have or experience any  material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of June 30, 2017 or December 31, 2016.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts was needed at June 30, 2017 and December 31, 2016, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $280,000 at June 30, 2017 and $309,000 at December 31, 2016.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $634,000 at June 30, 2017 and $770,000 at December 31, 2016.
Derivative instruments: Derivative instruments are utilized to manage exposure to fluctuations in the United States dollar to Mexican peso exchange rate. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income when the hedged item affects net income. Any ineffective portion of the change in fair value of a hedge is recognized in income immediately. For additional information on derivative instruments, see Note 10.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the six months ended June 30, 2017 or June 30, 2016.
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

There was no impairment of the Company's goodwill for the year ended December 31, 2016, and no indicators of impairment for the six months ended June 30, 2017.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2017 and December 31, 2016 of $1,208,000 and $1,139,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's 2016 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,608,000 at June 30, 2017 and $8,667,000 at December 31, 2016.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At June 30, 2017, the Company had a net liability related to tooling in progress of $2,890,000, which represented approximately $7,152,000 of progress tooling billings and $4,262,000 of progress tooling expenses. At December 31, 2016, the Company had a net liability related to tooling in progress of $1,084,000, which represented approximately $11,052,000 of progress tooling billings and $9,968,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net non-current deferred tax liability of $992,000 at June 30, 2017 and December 31, 2016. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 2016 Annual Report to Shareholders on Form 10-K.

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

Information concerning our stock repurchases during the three months ended June 30, 2017 is below. All stock was purchased to satisfy tax withholding obligation upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2017	—	—	—	—
May 1 to 31, 2017	17,936	19.27	—	—
June 1 to 30, 2017	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 4, 2017	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	August 4, 2017	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 4, 2017, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated August 4, 2017, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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