Form 10-Q
period 2017-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2017-11-07
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of November 6, 2017, the latest practicable date, 7,852,372 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27,540,000	$28,285,000
Accounts receivable (less allowance for doubtful accounts: $0 at September 30, 2017 and December 31, 2016)	24,293,000	19,551,000
Inventories:
Finished goods	2,970,000	1,876,000
Work in process	1,288,000	1,401,000
Raw materials and components	8,536,000	7,635,000
Total inventories, net	12,794,000	10,912,000

Foreign sales tax receivable	445,000	228,000
Prepaid expenses and other current assets	1,732,000	912,000
Total current assets	66,804,000	59,888,000

Property, plant and equipment — net	68,111,000	70,601,000
Goodwill	2,403,000	2,403,000
Intangibles, net	525,000	563,000
Other non-current assets	862,000	—
Total Assets	$138,705,000	$133,455,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	3,000,000	3,000,000
Accounts payable	11,652,000	8,534,000
Tooling in progress	1,184,000	1,084,000
Current portion of post retirement benefits liability	1,018,000	1,018,000
Accrued liabilities:
Compensation and related benefits	4,847,000	5,004,000
Taxes	548,000	1,038,000
Other	1,325,000	1,620,000
Total current liabilities	23,574,000	21,298,000

Long-term debt	4,500,000	6,750,000
Deferred tax liability	992,000	992,000
Post retirement benefits liability	7,620,000	7,649,000
Total Liabilities	36,686,000	36,689,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,711,277 at September 30, 2017 and 7,635,093 at December 31, 2016	77,000	76,000
Paid-in capital	31,195,000	30,134,000
Accumulated other comprehensive income, net of income taxes	2,666,000	2,414,000
Treasury stock - at cost, 3,773,128 at September 30, 2017 and 3,753,595 at December 31, 2016	(28,153,000)	(27,781,000)
Retained earnings	96,234,000	91,923,000
Total Stockholders’ Equity	102,019,000	96,766,000
Total Liabilities and Stockholders’ Equity	$138,705,000	$133,455,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Products	$37,593,000	$33,816,000	$110,723,000	$113,159,000
Tooling	901,000	7,520,000	11,885,000	12,651,000
Total net sales	38,494,000	41,336,000	122,608,000	125,810,000

Total cost of sales	32,730,000	35,755,000	103,001,000	105,043,000

Gross margin	5,764,000	5,581,000	19,607,000	20,767,000

Total selling, general and administrative expense	4,358,000	3,924,000	12,450,000	12,361,000

Operating income	1,406,000	1,657,000	7,157,000	8,406,000

Interest expense	62,000	67,000	191,000	233,000

Income before taxes	1,344,000	1,590,000	6,966,000	8,173,000

Income tax expense	489,000	561,000	2,262,000	2,794,000

Net income	$855,000	$1,029,000	$4,704,000	$5,379,000

Net income per common share:
Basic	$0.11	$0.13	$0.61	$0.71
Diluted	$0.11	$0.13	$0.61	$0.70
Weighted average shares outstanding:
Basic	7,711,000	7,635,000	7,683,000	7,616,000
Diluted	7,757,000	7,667,000	7,739,000	7,649,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$855,000	$1,029,000	$4,704,000	$5,379,000

Other comprehensive income (loss):

Foreign currency hedge:
Adjustments to unrealized foreign currency hedge	(139,000)	67,000	657,000	67,000
Income tax benefit (expense)	48,000	(23,000)	(223,000)	(23,000)

Interest rate swaps:
Adjustment for amortization of losses included in net income	—		—	5,000
Income tax expense	—		—	(2,000)

Post retirement benefit plan adjustments:
Net actuarial loss	37,000	38,000	112,000	116,000
Prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Income tax benefit	26,000	26,000	78,000	77,000

Comprehensive income	$703,000	$1,013,000	$4,956,000	$5,247,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	7,635,093	$76,000	$30,134,000	$2,414,000	$(27,781,000)	$91,923,000	$96,766,000
Net income						4,704,000	4,704,000
Cash Dividends Paid						(393,000)	(393,000)
Change in post retirement benefits, net of tax of $78,000				(182,000)			(182,000)
Unrealized foreign currency hedge gain, net of tax of $223,000				434,000			434,000
Purchase of treasury stock	(19,533)				(372,000)		(372,000)
Restricted stock vested	95,717	1,000					1,000
Share-based compensation			1,061,000				1,061,000
Balance at September 30, 2017	7,711,277	$77,000	$31,195,000	$2,666,000	$(28,153,000)	$96,234,000	$102,019,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,704,000	$5,379,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,814,000	4,658,000
Interest rate swaps — mark-to-market and amortization of losses	—	3,000
Share-based compensation	1,061,000	778,000
Loss (gain) on foreign currency translation and transactions	29,000	(51,000)
Change in operating assets and liabilities:
Accounts receivable	(4,742,000)	15,696,000
Inventories	(1,882,000)	2,372,000
Prepaid and other assets	(1,544,000)	(270,000)
Accounts payable	3,062,000	(3,538,000)
Taxes receivable	—	670,000
Accrued and other liabilities	(684,000)	(5,030,000)
Post retirement benefits liability	(289,000)	(284,000)
Net cash provided by operating activities	4,529,000	20,383,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,259,000)	(1,901,000)
Net cash used in investing activities	(2,259,000)	(1,901,000)

Cash flows from financing activities:
Payment of principal on term loan	(2,250,000)	(2,250,000)
Payment of principal on capex loan	—	(714,000)
Excess tax payable from equity plans	—	(16,000)
Payments related to the purchase of treasury stock	(372,000)	(134,000)
Cash dividends paid	(393,000)	—
Net cash used in financing activities	(3,015,000)	(3,114,000)

Net change in cash and cash equivalents	(745,000)	15,368,000

Cash and cash equivalents at beginning of period	28,285,000	8,943,000

Cash and cash equivalents at end of period	$27,540,000	$24,311,000

Cash paid for:
Interest	$193,000	$225,000
Income taxes	$2,394,000	$1,882,000
Non Cash:
Fixed asset purchases in accounts payable	$343,000	$452,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2017, and the results of operations and cash flows for the nine months ended September 30, 2017. The “Notes to Consolidated Financial Statements” contained in the Company's 2016 Annual Report on Form 10-K, should be read in conjunction with these consolidated financial statements.

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
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$855,000	$1,029,000	$4,704,000	$5,379,000

Weighted average common shares outstanding — basic	7,711,000	7,635,000	7,683,000	7,616,000
Effect of dilutive securities	46,000	32,000	56,000	33,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,757,000	7,667,000	7,739,000	7,649,000

Basic net income per common share	$0.11	$0.13	$0.61	$0.71
Diluted net income per common share	$0.11	$0.13	$0.61	$0.70

Dividends declared and paid per share	$0.05	$—	$0.05	$—

3. Major Customers
Core Molding Technologies has five major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”), Yamaha Motor Manufacturing Corporation (“Yamaha”) and Bombardier Recreational Products (“BRP”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Navistar product sales	$11,319,000	$9,575,000	$30,495,000	$31,304,000
Navistar tooling sales	12,000	470,000	90,000	1,166,000
Total Navistar sales	11,331,000	10,045,000	30,585,000	32,470,000

Volvo product sales	7,261,000	6,337,000	20,044,000	23,465,000
Volvo tooling sales	432,000	5,353,000	8,011,000	5,801,000
Total Volvo sales	7,693,000	11,690,000	28,055,000	29,266,000

PACCAR product sales	7,316,000	6,887,000	19,168,000	18,434,000
PACCAR tooling sales	50,000	18,000	2,932,000	3,454,000
Total PACCAR sales	7,366,000	6,905,000	22,100,000	21,888,000

Yamaha product sales	3,723,000	3,602,000	11,847,000	11,658,000
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	3,723,000	3,602,000	11,847,000	11,658,000

BRP product sales	2,052,000	1,437,000	10,453,000	7,803,000
BRP tooling sales	406,000	1,624,000	514,000	1,624,000
Total BRP sales	2,458,000	3,061,000	10,967,000	9,427,000

Other product sales	5,922,000	5,978,000	18,716,000	20,495,000
Other tooling sales	1,000	55,000	338,000	606,000
Total other sales	5,923,000	6,033,000	19,054,000	21,101,000

Total product sales	37,593,000	33,816,000	110,723,000	113,159,000
Total tooling sales	901,000	7,520,000	11,885,000	12,651,000
Total sales	$38,494,000	$41,336,000	$122,608,000	$125,810,000

4. Property, Plant & Equipment

Property, plant and equipment consisted of the following for the periods specified:

	September 30, 2017	December 31, 2016
Property, plant and equipment	$142,915,000	$140,658,000
Accumulated depreciation	(74,804,000)	(70,057,000)
Property, plant and equipment — net	$68,111,000	$70,601,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Capital additions in progress were $2,014,000 and $1,607,000 at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, purchase commitments for capital expenditures in progress were $880,000 and $616,000, respectively.

5. Goodwill and Intangibles

Goodwill amounted to $2,403,000 at September 30, 2017 and December 31, 2016 and there were no additions or impairments for the nine months ended September 30, 2017.

Intangible assets at September 30, 2017 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250,000	$(25,000)	$225,000
Customer Relationships	10 years	400,000	(100,000)	300,000
		$650,000	$(125,000)	$525,000

The aggregate intangible asset amortization expense was $13,000 and $38,000 for each of the three and nine months ended September 30, 2017 and 2016, respectively.

6. Post Retirement Benefits

The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension expense:
Multi-employer plan	$153,000	$168,000	$479,000	$538,000
Defined contribution plan	162,000	165,000	557,000	578,000
Total pension expense	315,000	333,000	1,036,000	1,116,000

Health and life insurance:
Interest cost	75,000	81,000	224,000	243,000
Amortization of prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Amortization of net loss	37,000	38,000	112,000	116,000
Net periodic benefit cost	(12,000)	(5,000)	(36,000)	(13,000)

Total post retirement benefits expense	$303,000	$328,000	$1,000,000	$1,103,000

The Company made payments of $1,209,000 to pension plans and $252,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2017. For the remainder of 2017, the Company expects to make approximately $203,000 of pension plan payments, of which $53,000 was accrued at September 30, 2017. The Company also expects to make approximately $132,000 of post-retirement healthcare and life insurance payments for the remainder of 2017, all of which were accrued at September 30, 2017.

7. Debt

Debt consists of the following:

	September 30, 2017	December 31, 2016
Term loan payable to Key Bank, interest at a variable rate (3.05% at September 30, 2017 and 2.55% at December 31, 2016) with monthly payments of interest and principal through March 2020.	$7,500,000	$9,750,000
Revolving line of credit	—	—
Total	7,500,000	9,750,000
Less current portion	(3,000,000)	(3,000,000)
Long-term debt	$4,500,000	$6,750,000

Credit Agreement

On December 9, 2008, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a credit agreement, as amended from time to time (the "Credit Agreement"), with a lender to provide various financing facilities.

Under the Credit Agreement, amended with the eleventh amendment on June 21, 2016, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $18,000,000 variable rate revolving line of credit with a commitment date extending through May 31, 2018; (3) a term loan in an original amount of $15,500,000 (the "Term Loan"); and (4) a Letter of Credit Commitment of up to $250,000, of which $175,000 has been issued. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

On August 4, 2017, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a twelfth amendment (the "Twelfth Amendment") to the Credit Agreement. Pursuant to the terms of the Twelfth Amendment, the parties agreed to modify certain terms of the Credit Agreement. These modifications included amending the definition of Consolidated Fixed Charges to include only Capital Distributions made in an aggregate amount in excess of Two Million Dollars ($2,000,000) and amending the restricted payment covenant provisions.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2017, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

8. Income Taxes
The Company’s consolidated balance sheets include a net non-current deferred tax liability of $992,000 at September 30, 2017 and December 31, 2016. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income.
Income tax expense for the nine months ended September 30, 2017 is estimated to be $2,262,000, or approximately 32% of income before income taxes. Income tax expense for the nine months ended September 30, 2016 was estimated to be $2,794,000, or approximately 34% of income before income taxes.
As of September 30, 2017 and December 31, 2016, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
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

The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	158,261	$14.55
Granted	84,643	19.17
Vested	(95,717)	15.12
Forfeited	(6,092)	17.93
Unvested balance at September 30, 2017	141,095	$16.84
At September 30, 2017 and 2016, there was $1,871,000 and $1,580,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost related to restricted stock grants for the three months ended September 30, 2017 and 2016 was $270,000 and $197,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the nine months ended September 30, 2017 and 2016 was $1,061,000 and $778,000, respectively, all of which was recorded to selling, general and administrative expense.

The Company does not receive a tax deduction for restricted stock until the restricted stock vests. The tax deduction for restricted stock is based on the fair market value as of the vesting date. Tax benefits received for vested restricted stock in excess of the fair market value as of the grant date were $136,000 for the nine months ended September 30, 2017. Tax expense due for the fair market value as of the grant date in excess of the vested restricted stock was $16,000 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 and 2016, employees surrendered 19,533 and 10,590 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2017 and December 31, 2016 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of September 30, 2017 and December 31, 2016 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at September 30, 2017 and December 31, 2016 relating to the Company’s foreign currency derivatives.

Derivative and hedging activities
The Company conducts business in Mexico and pays certain expenses in Mexican Pesos. The Company is exposed to foreign currency exchange risk between the U.S. dollar and the Mexican Peso, which could impact the Company’s operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company enters into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos, which will be used to fund future Peso cash flows. At inception, all forward contracts are formally documented as cash flow hedges and are measured at fair value each reporting period. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the Mexican Peso. As of September 30, 2017, the Company had no ineffective portion related to the cash flow hedges.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Values of Derivatives Instruments
	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$354,000	Accrued liabilities other	$—
Notional contract values		$5,038,000		$—

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued liabilities other	$303,000
Notional contract values		$—		$6,502,000

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the three months ended September 30, 2017 and 2016:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2017	2016		2017	2016
Foreign exchange contracts	$113,000	$—	Cost of goods sold	$220,000	$—
			Sales, general and administrative expense	$32,000	$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the nine months ended September 30, 2017 and 2016:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2017	2016		2017	2016
Foreign exchange contracts	$1,054,000	$—	Cost of goods sold	$346,000	$—
			Sales, general and administrative expense	$51,000	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of Mexican Peso spend.

There were no non-recurring fair value measurements for the nine months ended September 30, 2017.

11. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2017 and 2016:

2016:	Foreign Currency Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Accumulated Other Comprehensive Income
Balance at December 31, 2015	$—	$2,645,000	$2,645,000
Other Comprehensive Income before reclassifications	67,000	—	67,000
Amounts reclassified from accumulated other comprehensive income	—	(251,000)	(251,000)
Income tax benefit	(23,000)	75,000	52,000
Balance at September 30, 2016	$44,000	$2,469,000	$2,513,000

2017:
Balance at December 31, 2016	$(200,000)	$2,614,000	$2,414,000
Other Comprehensive Income before reclassifications	1,054,000	—	1,054,000
Amounts reclassified from accumulated other comprehensive income	(397,000)	(260,000)	(657,000)
Income tax benefit (expense)	(223,000)	78,000	(145,000)
Balance at September 30, 2017	$234,000	$2,432,000	$2,666,000

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of Mexican Peso spend. The tax effect of the foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The Company has historically disclosed both interest rate swap activity and post-retirement benefit activity, however due to immaterial interest rate swap activity the components have been combined for the nine months ended September 30, 2016. The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 6 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

12. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14 in August 2015, has been delayed until the first quarter of fiscal year 2018. ASU 2014-09 will affect the timing of certain revenue related transactions primarily resulting from the earlier recognition of the Company's tooling sales and costs. Upon adoption of ASU 2014-09 tooling sales and costs will be recorded over time on a percentage of completion methodology instead of completed contract methodology. We are nearing a decision on implementation on a retrospective basis (full or with practical expedient) or through a cumulative adjustment to equity. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements, and anticipate testing our new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018.

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

In March 2017, FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. The Company will adopt this standard update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements. Upon adoption, the Company plans to update the presentation of net periodic cost (benefit) accordingly, noting all components of the Company's net periodic cost (benefit) will be presented outside of operating earnings, as the plan is not active.The estimated impact of adoption of this update will be a reclassification of all components of net periodic benefit from operating earnings to other income in the amount of $49,000 and $18,000 for the years ended December 31, 2017 and December 31, 2016, respectively.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard provides changes to designation, measurement, recognition and presentation of hedging instruments. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The Company will adopt this standard update as required and does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expect,” “intend,” “plans,” “projects,” “believes,” “estimates,” “confident” and similar expressions are used to identify these forward-looking statements. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements. Except as required by law, Core Molding Technologies, Inc. undertakes no obligation to update these forward looking statements.

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

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics, bulk molding compounds and direct long-fiber thermoplastics (D-LFT); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding, utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to heavy and medium-duty truck markets accounted for 68% and 69% of the Company’s sales for the nine months ended September 30, 2017 and 2016, respectively. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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
Overview

For the nine months ended September 30, 2017, the Company recorded net income of $4,704,000, or $0.61 per basic and diluted share, compared with net income of $5,379,000, or $0.71 per basic and $0.70 per diluted share for the nine months ended September 30, 2016. Product sales for the nine months ended September 30, 2017 decreased approximately 2% to $110,723,000 as compared to $113,159,000 for the same period in 2016, primarily due to decreased demand from heavy duty truck and automotive customers, partially offset by increased demand from customers in the marine market.

Looking forward, the Company expects the fourth quarter 2017 product sales to be higher than fourth quarter 2016 and full year 2017 product revenue to be flat compared to full year 2016.  Current industry analyst forecasts for North American Class 8 truck production show a 15% increase in 2018 compared to 2017.  Based on industry analyst expectations and customer forecasts, the Company expects 2018 total product revenues to be higher than 2017.

Results of Operations

Three Months Ended September 30, 2017, as Compared to Three Months Ended September 30, 2016

Net sales for the three months ended September 30, 2017 and 2016 totaled $38,494,000 and $41,336,000, respectively. Included in total sales were tooling project sales of $901,000 and $7,520,000 for the three months ended September 30, 2017 and 2016, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were 11% higher for the three months ended September 30, 2017, as compared to the same period a year ago. This increase in sales is primarily the result of higher demand from customers in both the heavy duty truck and marine markets, partially offset by a decrease in demand from customers in the automotive market.

Sales to Navistar totaled $11,331,000 for the three months ended September 30, 2017, compared to $10,045,000 for the three months ended September 30, 2016. Included in total sales was $12,000 of tooling sales for the three months ended September 30, 2017 compared to $470,000 for the same three months in 2016. Product sales increased 18% for the three months ended September 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to Volvo totaled $7,693,000 for the three months ended September 30, 2017, compared to $11,690,000 for the three months ended September 30, 2016. Included in total sales was $432,000 of tooling sales for the three months ended September 30, 2017 compared to $5,353,000 for the same three months in 2016. Product sales to Volvo increased 15% for the three months ended September 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $7,366,000 for the three months ended September 30, 2017, compared to $6,905,000 for the three months ended September 30, 2016. Included in total sales was $50,000 of tooling sales for the three months ended September 30, 2017 compared to $18,000 for the same three months in 2016. Product sales to PACCAR increased 6% for the three months ended September 30, 2017 as compared to the same period in the prior year, due to new business awards and a change in demand.

Sales to Yamaha totaled $3,723,000 for the three months ended September 30, 2017, compared to $3,602,000 for the three months ended September 30, 2016. Product sales to Yamaha increased 3% for the three months ended September 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to BRP totaled $2,458,000 for the three months ended September 30, 2017, compared to $3,061,000 for the three months ended September 30, 2016. Included in total sales was $406,000 of tooling sales for the three months ended September 30, 2017 compared to $1,624,000 for the same three months in 2016. Product sales to BRP increased 43% for the three months ended September 30, 2017 as compared to the same period in the prior year, due to new business awards and a change in demand.

Sales to other customers for the three months ended September 30, 2017 totaled $5,923,000, compared to $6,033,000 for the three months ended September 30, 2016. Included in total sales was $1,000 of tooling sales for the three months ended September 30, 2017 compared to $55,000 for the same three months in 2016. Product sales to other customers decreased 1% for the three months ended September 30, 2017 as compared to the same period of the prior year, due primarily to a change in demand from customers in the automotive market.

Gross margin was approximately 15.0% of sales for the three months ended September 30, 2017, compared with 13.5% for the three months ended September 30, 2016. The gross margin increase, as a percent of sales, was due to a favorable net change in production costs and product mix of 4.1% and favorable foreign exchange rate effect of 0.1%, partially offset by unfavorable net changes in selling price and material costs of 1.5% and lower fixed cost leverage of 1.2% related to the decrease in sales.

Selling, general and administrative expense (“SG&A”) was $4,358,000 for the three months ended September 30, 2017, compared to $3,924,000 for the three months ended September 30, 2016. The increase in SG&A expense primarily resulted from higher professional and outside service expenses of $321,000.

Interest expense totaled $62,000 for the three months ended September 30, 2017, compared to interest expense of $67,000 for the three months ended September 30, 2016. The decrease in interest expense was primarily due to a lower average outstanding debt balance during the three months ended September 30, 2017, when compared to the same period in 2016.

Income tax expense for the three months ended September 30, 2017 and 2016 was approximately 36% and 35% of total income before income taxes. The Company recorded net income for the three months ended September 30, 2017 of $855,000, or $0.11 per basic and diluted share, compared with net income of $1,029,000, or $0.13 per basic and diluted share, for the three months ended September 30, 2016.

Comprehensive income totaled $703,000 for the three months ended September 30, 2017, compared to $1,013,000 for the same period in 2016. This decrease was primarily made up of a $174,000 decrease in net income.

Nine Months Ended September 30, 2017, as Compared to Nine Months Ended September 30, 2016

Net sales for the nine months ended September 30, 2017 and 2016 totaled $122,608,000 and $125,810,000, respectively. Included in total sales were tooling project sales of $11,885,000 and $12,651,000 for the nine months ended September 30, 2017 and 2016, respectively. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, were approximately 2% lower for the nine months ended September 30, 2017, as compared to the same period a year ago. This decrease in sales is primarily the result of lower net demand from customers in the heavy truck and automotive markets, partially offset by increased demand from customers in the marine market.

Sales to Navistar totaled $30,585,000 for the nine months ended September 30, 2017, compared to $32,470,000 for the nine months ended September 30, 2016. Included in total sales was $90,000 of tooling sales for the nine months ended September 30, 2017 compared to $1,166,000 for the same nine months in 2016. Product sales decreased 3% for the nine months ended September 30, 2017 as compared to the same period in the prior year, due to a change in demand, partially offset by new business awards.

Sales to Volvo totaled $28,055,000 for the nine months ended September 30, 2017, compared to $29,266,000 for the nine months ended September 30, 2016. Included in total sales was $8,011,000 of tooling sales for the nine months ended September 30, 2017 compared to $5,801,000 for the same nine months in 2016. Product sales to Volvo decreased 15% for the nine months ended September 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to PACCAR totaled $22,100,000 for the nine months ended September 30, 2017, compared to $21,888,000 for the nine months ended September 30, 2016. Included in total sales was $2,932,000 of tooling sales for the nine months ended September 30, 2017 compared to $3,454,000 for the same nine months in 2016. Product sales to PACCAR increased 4% for the nine months ended September 30, 2017 as compared to the same period in the prior year, due to new business awards, partially offset by a change in demand.

Sales to Yamaha totaled $11,847,000 for the nine months ended September 30, 2017, compared to $11,658,000 for the nine months ended September 30, 2016. Product sales to Yamaha increased 2% for the nine months ended September 30, 2017 as compared to the same period in the prior year, due to a change in demand.

Sales to BRP totaled $10,967,000 for the nine months ended September 30, 2017, compared to $9,427,000 for the nine months ended September 30, 2016. Included in total sales was $514,000 of tooling sales for the nine months ended September 30, 2017 compared to $1,624,000 for the same nine months in 2016. Product sales to BRP increased 34% for the nine months ended September 30, 2017 as compared to the same period in the prior year, due to new business awards and a change in demand.

Sales to other customers for the nine months ended September 30, 2017 totaled $19,054,000, compared to $21,101,000 for the nine months ended September 30, 2016. Included in total sales was $338,000 of tooling sales for the nine months ended September 30, 2017 compared to $606,000 for the same nine months in 2016. Product sales to other customers decreased 9% for the nine months ended September 30, 2017 as compared to the same period in the prior year. The decrease primarily relates to a change in demand from customers in the automotive market.

Gross margin was approximately 16.0% of sales for the nine months ended September 30, 2017, compared with 16.5% for the nine months ended September 30, 2016. The gross margin decline, as a percent of sales, was due to unfavorable net changes in selling price and material costs of 1.1% and lower fixed cost leverage of 0.2% related to a decrease in sales, partially offset by a favorable foreign exchange rate effect of 0.5% and a favorable net change in production costs and product mix of 0.3%.

Selling, general and administrative expense (“SG&A”) was $12,450,000 for the nine months ended September 30, 2017, compared to $12,361,000 for the nine months ended September 30, 2016. The increase in SG&A expense primarily resulted from higher labor and benefit expenses of $466,000 and higher professional and outside services of $148,000, partially offset by lower profit sharing expense of $461,000.

Interest expense totaled $191,000 for the nine months ended September 30, 2017, compared to interest expense of $233,000 for the nine months ended September 30, 2016. The decrease in interest expense was primarily due to a lower average outstanding debt balance in 2016.

Income tax expense for the nine months ended September 30, 2017 and 2016 was approximately 32% and 34% of total income before income taxes. During the nine months ended September 30, 2017 the Company received a tax benefit of $136,000 due to the fair market value of the vested restricted stock being in excess of the fair market value as of the grant date.

The Company recorded net income for the nine months ended September 30, 2017 of $4,704,000, or $0.61 per basic and diluted share, compared with net income of $5,379,000, or $0.71 per basic and $0.70 per diluted share, for the nine months ended September 30, 2016.

Comprehensive income totaled $4,956,000 for the nine months ended September 30, 2017, compared to $5,247,000 over the same period in 2016. The decrease resulted from a $675,000 decrease in net income, partially offset by a net gain related to net unrealized foreign currency hedges of $434,000.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt, dividend payments and business acquisitions. The Company from time to time will enter into foreign exchange contracts to mitigate risk of foreign exchange movements. As of September 30, 2017, the Company had outstanding foreign exchange contracts with notional amounts totaling $5,038,000, compared to $6,502,000 outstanding as of December 31, 2016.

Cash provided by operating activities for the nine months ended September 30, 2017 totaled $4,529,000. Net income of $4,704,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $4,814,000. Changes in working capital decreased cash provided by operating activities by $5,790,000, which primarily related to increases in accounts receivable, inventory, and prepaid and other assets, partially offset by an increase in accounts payable.

Cash used in investing activities for the nine months ended September 30, 2017 was $2,259,000, which relates to purchases of property, plant and equipment. The Company anticipates spending up to $3,000,000 during the remainder of 2017 on property, plant and equipment purchases for all of the Company's operations. At September 30, 2017, purchase commitments for capital expenditures in progress were $880,000. The Company anticipates using cash from operations to finance this capital investment.

Cash used in financing activities for the nine months ended September 30, 2017 totaled $3,015,000, which primarily consisted of scheduled repayments of principal on the Company's outstanding Term Loan of $2,250,000 and dividend payments of $393,000.

At September 30, 2017, the Company had $27,540,000 in cash on hand, and an available balance on the revolving line of credit of $18,000,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 30, 2017, the Company was in compliance with its financial covenants.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

The Company did not have or experience any  material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of September 30, 2017 or December 31, 2016.

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
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts was needed at September 30, 2017 and at December 31, 2016, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $390,000 at September 30, 2017 and $309,000 at December 31, 2016.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $629,000 at September 30, 2017 and $770,000 at December 31, 2016.
Derivative instruments: Derivative instruments are utilized to manage exposure to fluctuations in the United States dollar to Mexican peso exchange rate. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently r ecognized in the Consolidated Statement of Income when the hedged item affects net income. Any ineffective portion of the change in fair value of a hedge is recognized in income immediately. For additional information on derivative instruments, see Note 10.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the nine months ended September 30, 2017 or September 30, 2016.
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

There was no impairment of the Company's goodwill for the year ended December 31, 2016, and no indicators of impairment for the nine months ended September 30, 2017.
Self-Insurance: The Company is self-insured with respect to its medical, dental and vision claims for all employees except employees working in Mexico. The Company is also self-insured with respect to its Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2017 and December 31, 2016 of $1,208,000 and $1,139,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's 2016 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,638,000 at September 30, 2017 and $8,667,000 at December 31, 2016.
Revenue Recognition: Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At September 30, 2017, the Company had a net liability related to tooling in progress of $1,184,000, which represented approximately $7,338,000 of progress tooling billings and $7,015,000 of progress tooling expenses. At December 31, 2016, the Company had a net liability related to tooling in progress of $1,084,000, which represented approximately $11,052,000 of progress tooling billings and $9,968,000 of progress tooling expenses.
Income taxes: The Company’s consolidated balance sheets include a net non-current deferred tax liability of $992,000 at September 30, 2017 and December 31, 2016. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 2016 Annual Report to Shareholders on Form 10-K.

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

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 7, 2017	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	November 7, 2017	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc. and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

10(a)	Twelfth Amendment Agreement, dated August 4, 2017, between Core Molding Technologies, Inc., Core Composites de Mexico, S. De R. L. de C.V. and Keybank National Association	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 8, 2017

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated November 7, 2017, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated November 7, 2017, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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