Form 10-K
period 2017-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2018-03-07
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission file number 001‑12505

CORE MOLDING TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1481870
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

800 Manor Park Drive, Columbus, Ohio	43228-0183
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (614) 870-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	NYSE American LLC
Preferred Stock purchase rights, par value $0.01	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2017, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $102,083,825, based upon the closing sale price of $21.61 on the NYSE American LLC on June 30, 2017, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 5, 2018, the number of shares of registrant's common stock outstanding was 7,866,809.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2018 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

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

SUBSEQUENT EVENTS - JANUARY 2018 ACQUISITION OF HORIZON PLASTICS INTERNATIONAL INC.

On January 16 ,2018,1137925 B.C Ltd., a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "Agreement") with Horizon Plastics International Inc.,1541689 Ontario Inc., 2551024 Ontario Inc. and Horizon Plastics de Mexico, S.A. de C.V. (collectively "Horizon Plastics"). Pursuant to the terms of the Agreement the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics in exchange for approximately $63,000,000 in cash, subject to a working capital closing adjustment

Horizon Plastics is a custom low-pressure structural plastic molder, which utilizes both structural foam and structural web process technologies, with approximately 250 employees operating within two manufacturing facilities located in Cobourg, Canada and Escobedo, Mexico. Horizon Plastics had annual sales for its fiscal year ended August 31, 2017 of approximately $60 million. The Company expects the transaction to be approximately $0.15 to $0.20 accretive to earnings per share for calendar year 2018. The purpose of the acquisition was to increase the Company's process capabilities to include structural foam and structural web molding, expand its geographical footprint, and diversify the Company's customer base.

The completion of the acquisition occurred simultaneously with entry into the Agreement. The Agreement contained customary representations, warranties and indemnification provisions, as well as non-compete and non-solicitation provisions. The Company has the right to make claims for indemnifiable matters directly against Horizon Plastics in certain limited circumstances and subject to certain limitations. A portion of the purchase price was held by a third-party escrow agent as security for the indemnification obligations of Horizon Plastics. The acquisition was funded through a combination of available cash on hand and borrowings under the Amended and Restated Credit Agreement with KeyBank National Association, as further described below.

Additional information pertaining to the acquisition of Horizon Plastics is included below in this Item 1 “Business,” as well as in Item 1A., “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, “Subsequent Events,” to the Consolidated Financial Statements appearing in Item 8. Additional information regarding the acquisition of Horizon Plastics is also included in the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2018 and subsequent filings the Company will make with the SEC.

DESCRIPTION OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.

Certain statements under this caption of this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expect,” “intend,” “plans,” “projects,” “believes,” “estimates,” “encouraged,” “confident” and similar expressions are used to identify these forward-looking statements. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico and Canada; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions, including the recent acquisition of Horizon Plastics; the risk that the integration of Horizon Plastics may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from acquisition of Horizon Plastics may not be fully realized within the expected timeframe; revenues following the acquisition of Horizon Plastics may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Horizon Plastics; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees;

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

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and D-LFT; spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Effective January 16, 2018, the Company acquired Horizon Plastics, which acquisition increased the Company’s process capabilities to include structural foam and structural web molding production.

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

The largest markets for reinforced plastics are transportation (automotive and truck), agriculture, construction, marine, and industrial applications. As of December 31, 2017, the Company operated five production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico, which produce reinforced plastic products. Effective as of January 16, 2018, the Company began operating two manufacturing facilities that were acquired as part of the Company’s acquisition of Horizon Plastics, which manufacturing facilities are located in Cobourg, Canada and Escobedo, Mexico, which produce structural foam and structural web molding. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company supplies reinforced plastic products to truck manufacturers, automotive suppliers, and manufacturers of marine and other commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing reinforced plastic product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new reinforced plastic products through a selection process in which an OEM solicits bids; (3) successful marketing of reinforced plastic products for previously non-reinforced plastic applications; (4) successful marketing of reinforced plastic products to OEMs outside of our traditional markets; (5) development of new materials, technology and processes to meet current or prospective customer requirements; and (6) acquiring an existing business. The Company's efforts continue to be directed towards all six areas.

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

MAJOR CUSTOMERS

The Company had five major customers, Navistar, Volvo Group ("Volvo"), PACCAR Inc. ("PACCAR"), Yamaha Motor Manufacturing Corporation of America ("Yamaha") and Bombardier Recreational Production ("BRP"), in 2017. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Navistar, Volvo, PACCAR, Yamaha or BRP would have a material adverse effect on the business of the Company.

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

Yamaha Motor Manufacturing Corporation of America, a wholly owned subsidiary of Yamaha Motor Corporation, U.S.A., and BRP are top manufacturers of recreational vehicles including golf carts, all-terrain vehicles, personal watercraft and side by side utility vehicles.  Demand in the recreational vehicle market is typically influenced by the rapid introduction of new models creating a short product lifecycle, the brand recognition of the various competitors, general economic conditions, and seasonal effects, among other factors.

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
The Company makes products for Navistar's Springfield, Ohio; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company works closely on new product development with Navistar's engineering and research personnel. Products sold to Navistar include hoods, roofs, air deflectors, cab extenders, fender extensions, splash panels, and other components. Sales to Navistar amounted to approximately 25%, 24% and 28% of total sales for 2017, 2016 and 2015, respectively.

Relationship with Volvo

The Company makes products for Volvo’s New River Valley (Dublin, Virginia) and Macungie, Pennsylvania assembly plants, as well as aftermarket products for service distribution centers.  The Company works closely on new product development with Volvo’s engineering and research teams. Products sold to Volvo include hoods, roofs, sunvisors, air deflectors, cab extenders and other components. Sales to Volvo amounted to approximately 22%, 29% and 28% of total sales for 2017, 2016 and 2015, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, cab extenders, and other components. Sales to PACCAR amounted to approximately 18%, 16% and 17% of total sales for 2017, 2016 and 2015, respectively.

Relationship with Yamaha

The Company manufactures sheet molding compound and molded products for Yamaha’s assembly plant located in Newnan, GA.  The Company also works closely on new product and material development with Yamaha’s engineering and research personnel.  Products sold to Yamaha include sheet molding compound and various molded components to support the assembly of personal watercraft. Sales to Yamaha amounted to approximately 11%, 9%, and 8% of total sales in 2017, 2016 and 2015, respectively.

Relationship with BRP

The Company manufactures molded products for BRP's assembly plant located in Queretaro, Mexico.  Products sold to BRP include various molded components to support the assembly of personal watercraft. Sales to BRP amounted to approximately 8%, 7%, and 4% of total sales in 2017, 2016 and 2015, respectively.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers and industries. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2017. Sales to these customers amounted to approximately 16%, 15% and 15% of total sales for 2017, 2016 and 2015, respectively.

GEOGRAPHIC INFORMATION

All of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2017	2016	2015
United States	$103,513,000	$119,018,000	$129,651,000
Mexico	52,496,000	51,389,000	63,586,000
Canada	5,664,000	4,475,000	5,831,000
Total	$161,673,000	$174,882,000	$199,068,000

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31:

	2017	2016
United States	$40,594,000	$42,547,000
Mexico	28,037,000	28,054,000
Total	$68,631,000	$70,601,000

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

Closed Molded Products

The Company manufactures plastic products using compression molding, resin transfer molding and reaction injection molding. As of December 31, 2017, the Company owned 51 molding presses in its Columbus, Ohio facility (16), Matamoros, Mexico facility (20), Gaffney, South Carolina facility (10) and Winona, Minnesota facility (5). The Company's molding presses range in size from 250 to 5,000 tons.

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

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog of four weeks of expected shipments, was approximately $13.2 million (all of which the Company shipped during the first month of 2018) and $11.1 million at December 31, 2017 and 2016, respectively.

CAPACITY CONSTRAINTS

Capacity utilization is measured based on a standard work week of five days per week, three-shifts per day. During times when demand exceeds a five day, three-shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%.

The approximate SMC production line capacity utilization was 54% and 57% for the years ended December 31, 2017 and 2016, respectively.

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and the SMC molding at the Matamoros, Mexico facility.

The Company owned 27 large molding presses at December 31, 2017. The combined approximate large press capacity utilization in these production facilities was 63% and 61% for the years ended December 31, 2017 and 2016, respectively. The increased utilization mainly resulted from increase in demand from customers in the heavy truck and marine markets.

The capacity of production in the Batavia, Ohio facility and the spray-up, hand-lay-up and RTM at the Matamoros, Mexico facility are not linked directly to equipment capacities, due to the nature of the products produced.  Capacity of these operations is tied to available floor space and equipment capacity throughput rates.  The approximate capacity utilization for these operations was 35% and 30% for the years ended December 31, 2017 and 2016, respectively.

The Company has been required at times to run up to a three shift/seven day operation to meet its customers' production requirements.  The Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $4.3 million, $2.9 million and $5.7 million in 2017, 2016 and 2015 respectively. These capital expenditures primarily consisted of building improvements, a new SMC production line and purchases of production equipment to manufacture parts.

The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural plastic products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $848,000, $965,000 and $719,000 in 2017, 2016 and 2015, respectively.

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
Beginning in 2018, the Company will be subject to applicable Canadian environmental laws and regulations in connection with its acquisition of Horizon Plastics and the manufacture of products in Canada.

EMPLOYEES

As of December 31, 2017, the Company employed a total of 1,304 employees, which consists of 596 employees in its United States operations and 708 employees in its Mexico operations. Of these 1,304 employees, 248 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2019, and 611 employees at the Company's Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to December 31, 2019.

PATENTS, TRADE NAMES, AND TRADEMARKS

The Company will evaluate, apply for, and maintain patents, trade names, and trademarks where it believes that such patents, trade names, and trademarks are reasonably required to protect its rights in its products.  The Company has increased its activity related to trademark protection in recent years, including the federal registration of the trademarks N-sulGuard®, Featherlite®, Airilite®, FeatherliteXL®, Econolite® and Hydrilite®. However, the Company does not believe that any single patent, trade name, or trademark or related group of such rights is materially important to its business or its ability to compete.
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

Sales to five customers constituted approximately 84% of our 2017 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with five customers accounted for 84% of accounts receivable at December 31, 2017.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

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

The North American heavy and medium-duty truck industries are highly cyclical. In 2017, approximately 68% of our product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

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

We operate in highly competitive markets, and if we are unable to effectively compete it may negatively impact future operating results, sales and earnings.

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

As of December 31, 2017, unions at our Columbus, Ohio and Matamoros, Mexico facilities represented approximately 66% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio and Matamoros, Mexico union contracts extend through August 10, 2019 and December 31, 2019, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio or Matamoros, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

Our foreign operations in Mexico and , beginning in 2018, Canada, subject us to risks that could negatively affect our business.

We operate a manufacturing facility in Matamoros, Mexico and effective as of January 16, 2018, also operate facilities in Escobedo, Mexico and Cobourg, Canada. As a result, a significant portion of our business and operations is subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions and political conditions inherent in Mexico and Canada, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment, including the North American Free Trade Agreement ("NAFTA"). It remains unclear whether the United States will take action to withdraw from or materially modify NAFTA. Changes in laws and regulations related to foreign trade and investment may have an adverse effect on our results of operations, financial condition, or cash flows.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations, cash flow, liquidity or financial condition.

Because of our international operations, we are exposed to risk associated with value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Canadian dollar and the Mexican peso against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition.

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

We face various risks arising from our recent acquisition of Horizon Plastics. We may fail to realize growth opportunities and other benefits from the acquisition of Horizon Plastics and we may fail to successfully integrate the Horizon Plastics business with our existing business, either of which could adversely affect our financial condition and results of operations.

We may fail to realize growth opportunities and other benefits from the acquisition of Horizon Plastics, which we acquired on January 16, 2018. We have no prior experience operating manufacturing operations in Canada, and we may not be as successful in operating and growing this business in Canada as we have been in the United States and elsewhere. We may be unable to continue existing, or to develop new, vendor and customer relationships, and enhance our position in Canada. Further, our operations in Canada are subject to the various risks and uncertainties to which our United States and Mexican operations are subject.

Our ability to successfully integrate Horizon Plastics is subject to risks, including delays or difficulties in completing integration and higher than expected costs. In connection with the integration efforts, our management’s attention and our resources could be diverted from other business concerns.  The integration process is underway and we expect integration to continue throughout 2018. However, if integration difficulties arise, the diversion of attention and resources may be increased. Horizon Plastics' production facilities are located in Canada and Mexico and sells products to customers in the United States, Canada and Mexico. While a majority of Horizon Plastics’ sales are denominated in Unites States Dollar, the entity is subject to currency risk associated with certain operating costs in Canada and Mexico. Additionally, Horizon Plastics’ operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions and political conditions inherent in Canada and Mexico. Any of these may adversely affect our financial condition and results of operations.

The audited and unaudited financial information of Horizon Plastics, and unaudited pro forma financial information for Horizon Plastics, may not be representative of our combined results, and accordingly, investors may have limited financial information on which to evaluate the combined company.
As referenced in our Current Report on Form 8-K filed with the SEC on January 19, 2018, we intend to file financial statements and pro forma financial information related to Horizon Plastics an amendment to the original Form 8-K filing within the time frame required by the SEC. The unaudited pro forma financial information and stand-alone Horizon Plastics financial information that we ultimately file may not be representative of our combined results, and accordingly, investors may have limited financial information on which to evaluate the combined company. We and Horizon Plastics operated as separate companies prior to the acquisition. We have had no prior history as a combined company. The pro forma financial information we intend to file by amendment to the original Current Report on Form 8-K will be presented for informational purposes only and will not necessarily be indicative of the financial position or results of operations that actually would have occurred had the acquisition been completed at or as of the dates indicated, nor is it indicative of the future operating results or financial position of the combined company.

In addition to Horizon Plastics, we have made acquisitions and may make acquisitions in the future. We may not realize the operating results that we anticipate from these acquisitions or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. We expect such acquisitions will produce operating results consistent with our other operations, however, we cannot provide assurance that this assumption will prove correct with respect to any acquisition.

Any acquisitions, including the recent acquisition of Horizon Plastics, may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel, and administrative functions of the acquired business with those of ours and to manage the combined company on a going forward basis. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize.

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

We are subject to income taxes in the United States and Mexico and, beginning in 2018, Canada. Our provision for income taxes and cash flow related to taxes may be negatively impacted by: (1) changes in the mix of earnings taxable in jurisdictions with different statutory rates, (2) changes in tax laws and accounting principles, (3) changes in the valuation of our deferred tax assets and liabilities, (4) discovery of new information during the course of tax return preparation, (5) increases in nondeductible expenses, or (6) difficulties in repatriating earnings held abroad in a tax efficient manner.

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

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.

Many of our customers have production operations in Mexico and Canada and recent or future changes to United States tax law or policy could motivate these customers to shift production to their facilities in the United States. Should customers decide to move production it may impact our ability to remain competitive, or require us to add capacity and move production to our facilities in the United States to meet our customers’ needs, which could adversely affect our business, cash flow and results of operations.

In addition, the Tax Cuts and Jobs Act, enacted in late 2017, makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. Others will primarily affect future periods. As discussed elsewhere in this Annual Report on Form 10-K, we believe our analysis and computations of the tax effects of the Act on us is substantially, but not entirely, complete. Consistent with guidance from the SEC, our financial statements reflect our estimates of the tax effects of the Act on us. Although we believe these estimates are reasonable, they are provisional and may be adjusted prior to the end of 2018. Any such adjustments could affect our current or future financial statements, or both.

Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock.

We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could become materially misleading, which could adversely affect the trading price of our common stock.

If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts, and others could also be adversely affected. We cannot assure that any material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees, in our data centers and on our networks. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, and cause a loss of confidence in our products, which could adversely affect our business, revenues and competitive position.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owned four production facilities as of December 31, 2017 that are situated in Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and Matamoros, Mexico, and leases a production facility in Batavia, Ohio and a distribution center in Brownsville, Texas. Effective as of January 16, 2018, the Company began conducting manufacturing operations at Cobourg, Canada and Escobedo, Mexico as part of the Horizon Plastics acquisition.

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

The Matamoros, Mexico plant which was opened in 2009 is located at Guillermo Gonzalez Camarena y Thomas Alva Edison Manzana, Matamoros, Tamaulipas, Mexico. The facility consists of approximately 478,000 square feet on approximately 22 acres comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	463,000
Office	15,000
Total	478,000

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

The Company leases a production plant in Cobourg, Canada located at 3 West Street on approximately 10 acres of land. The current lease agreement expires in June 2019. The Company has the option to extend the lease up to 10 years. The approximate 247,000 square feet of available floor space at the Cobourg, Canada plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	241,000
Office	6,000
Total	247,000

The Company leases a production plant in Escobedo, Mexico located at Avenida Internacional #220, Parque Industrial VYNMSA Escobedo, C.P. 66053, Escobedo, Nuevo Leon, Mexico on approximately 3 acres of land. The current lease agreement expires in March 2021. The approximate 61,000 square feet of available floor space at the Escobedo, Mexico plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	59,000
Office	2,000
Total	61,000

The Company leases a warehouse and distribution center in Brownsville, Texas located at 1385 Cheers Street on approximately 2 acres of land. The current 5-year operating lease agreement expired in October 2017 and the Company is currently negotiating an extension. The approximate 42,000 square feet of available floor space at the Brownsville, Texas location is comprised of the following:

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

The Company's common stock is traded on the NYSE American LLC under the symbol “CMT”.

The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2017	$23.85	$19.74
Third Quarter	2017	24.50	18.85
Second Quarter	2017	22.83	16.38
First Quarter	2017	18.19	14.42

Fourth Quarter	2016	$19.63	$13.55
Third Quarter	2016	17.25	11.86
Second Quarter	2016	14.38	10.65
First Quarter	2016	13.39	9.23

The Company's common stock was held by 365 holders of record on March 5, 2018.

The Company began making a $0.05 per share quarterly dividend in August 2017 and made payments of $786,000 for cash dividends during 2017, and made no payments for cash dividends in 2016 and 2015, respectively. The Company currently expects to continue to pay a $0.05 per share quarterly dividend based on expected earnings and ongoing cash flows.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2017:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Grants	Weighted Average Exercise Price of Outstanding Options or Restricted Grants	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	141,095	$16.79	1,369,528

There were no stock repurchases during the three months ended December 31, 2017.

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

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Operating Data:
Product sales	$148,623	$146,624	$189,103	$169,744	$134,096
Tooling sales	13,050	28,258	9,965	5,460	10,029
Net sales	161,673	174,882	199,068	175,204	144,125
Gross margin	24,680	27,924	36,252	30,186	23,574
Operating income	7,990	11,545	18,498	14,647	10,114
Net income	5,459	7,411	12,050	9,634	6,866
Earnings Per Share Data:
Net income per common share:
Basic	$0.71	$0.97	$1.59	$1.28	$0.95
Diluted	$0.70	$0.97	$1.58	$1.28	$0.92
Balance Sheet Data:
Total assets	$137,623	$133,455	$139,803	$117,715	$97,121
Working capital	40,369	38,590	31,534	23,244	17,869
Long-term debt	3,750	6,750	9,750	714	2,429
Stockholders' equity	101,893	96,766	88,733	76,146	67,448
Return on beginning equity	6%	8%	16%	14%	12%
Book value per share	$13.21	$12.67	$11.68	$10.07	$9.22

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico and Canada; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions, including the recent acquisition of Horizon Plastics; the risk that the integration of Horizon Plastics may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from acquisition of Horizon Plastics may not be fully realized within the expected timeframe; revenues following the acquisition of Horizon Plastics may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Horizon Plastics; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

OVERVIEW

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long-fiber thermoplastics ("D-LFT"); spray-up, hand lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction and other commercial products. Product sales to medium and heavy-duty truck markets accounted for 68%, of the Company's sales for the years ended December 31, 2017, and 2016, respectively, and 78% for the year ended December 31, 2015. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies added a production facility in Matamoros, Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a new production facility in Matamoros, Mexico that replaced its leased facility. In March 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota ("CPI"), which expanded the Company's process capabilities to include D-LFT and diversified the customer base. In January 2018, the Company acquired substantially all the assets of Horizon Plastics, which has manufacturing operations in Colburg, Ontario and Escobedo, Mexico. This acquisition expanded the Company's customer base, geographic footprint, and process capabilities to include structural foam and structural web molding.

Core Molding Technologies recorded net income in 2017 of $5,459,000, or $0.71 per basic and $0.70 per diluted share, compared with net income of $7,411,000, or $0.97 per basic and diluted share in 2016. Product sales in 2017 increased 1% from 2016, primarily from increased demand from the Company's heavy duty truck and marine market customers, partially offset by decreased demand from automotive customers.
As discussed above in Part I, Item 1, “Business,” on January 16, 2018 the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics, in exchange for approximately $63,000,000 in cash, subject to a working capital closing adjustment. Horizon Plastics is a custom low-pressure structural plastic molder, which utilizes both structural foam and structural web process technologies, with approximately 250 employees operating within two manufacturing facilities located in Cobourg, Canada and Escobedo, Mexico. Horizon Plastics had annual sales for its fiscal year ended August 31, 2017 of approximately $60 million. The Company expects the transaction to be approximately $0.15 to $0.20 accretive to earnings per share for calendar year 2018. The acquisition was funded through a combination of available cash on hand and borrowings under an Amended and Restated Credit Agreement entered into with KeyBank National Association, as further described below under “Liquidity and Capital Resources.” The integration process for Horizon Plastics is underway and management expects integration of business and financial systems to continue throughout 2018.

Looking forward, the Company anticipates that 2018 product sales levels will increase as compared to 2017, due to higher demand from heavy duty truck customers and additional sales from the acquisition of Horizon Plastics. Heavy duty truck customers as well as industry analysts are forecasting increases in Class 8 truck sales of 6% to 25% in 2018 compared to 2017.

RESULTS OF OPERATIONS

2017 COMPARED WITH 2016

Net sales for 2017 totaled $161,673,000, which was a decrease from the $174,882,000 reported for 2016. Included in total sales were tooling project sales of $13,050,000 for 2017 and $28,258,000 for 2016. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2017, excluding tooling project sales, totaled $148,623,000, representing a 1% increase from the $146,624,000 reported for 2016. In 2017, product sales were positively impacted by a change in demand from customers in the heavy truck and marine markets, partially offset by a change in demand from customers in the automotive market.

Sales to Navistar in 2017 totaled $39,768,000, compared to $41,750,000 reported for 2016. Included in total sales are tooling sales of $159,000 and $1,994,000 for 2017 and 2016, respectively. Product sales to Navistar decreased slightly in 2017 as compared to 2016, primarily due to a change in demand, partially offset by new business awards.

Sales to Volvo in 2017 totaled $35,716,000, compared to $49,970,000 reported for 2016. Included in total sales are tooling sales of $8,089,000 and $20,450,000 for 2017 and 2016, respectively. Product sales to Volvo decreased by 6% in 2017 as compared to 2016, primarily due to a change in demand, partially offset by new business awards.

Sales to PACCAR in 2017 totaled $29,413,000, compared to $27,716,000 reported for 2016. Included in total sales are tooling sales of $2,932,000 and $3,481,000 for 2017 and 2016, respectively. Product sales to PACCAR increased 9% in 2017 as compared to 2016. This increase primarily resulted from new business awards and a change in demand.

Sales to Yamaha in 2017 totaled $17,137,000, compared to $16,205,000 reported for 2016. The 6% increase in sales was due to changes in demand from Yamaha.

Sales to BRP in 2017 totaled $13,663,000, compared to $12,494,000 reported for 2016. Included in total sales are tooling sales of $639,000 and $1,624,000 for 2017 and 2016, respectively. Product sales to BRP increased by 20% in 2017 as compared to 2016. This increase primarily resulted from new business awards and a change in demand.

Sales to other customers in 2017 totaled $25,976,000, decreasing 3% from $26,747,000 reported for 2016. Included in total sales are tooling sales of $1,231,000 and $709,000 in 2017 and 2016, respectively. Product sales to other customers decreased 5% in 2017 as compared to 2016, primarily due to a change in demand and programs reaching their end of life from customers in the automotive market.

Gross margin was approximately 15.3% of sales in 2017 and 16.0% in 2016. The gross margin decrease, as a percent of sales, was due to unfavorable net changes in selling price and material costs of 1.3% and lower leverage of fixed costs of 0.4%. These decreases were offset by favorable product mix and production efficiencies of 0.7% and favorable foreign currency exchange effects of 0.3%.

Selling, general and administrative expense (“SG&A”) totaled $16,690,000 in 2017, compared to $16,379,000 in 2016. The increase in SG&A expense primarily resulted from higher professional and outside services of $880,000 of which $600,000 is associated with the fees incurred with the Horizon Plastics acquisition, and higher labor and benefit expenses of $441,000, partially offset by lower profit sharing expense of $1,203,000.

Net interest expense totaled $245,000 for the year ended December 31, 2017, compared to net interest expense of $298,000 for the year ended December 31, 2016. The decrease in interest expense was primarily due to a lower average outstanding debt balance in 2017.

Income tax expense was approximately 30% of total income before income taxes in 2017 and 34% in 2016. The decrease primary resulted from net benefits from adjustments associated with provisions for the impact of The Tax Cut and Jobs Act of $185,000 and tax benefits from vesting of restricted stock for $126,000. Net income for 2017 was $5,459,000 or $0.71 per basic and $0.70 per diluted share, compared with net income of $7,411,000 or $0.97 per basic and diluted share for 2016.

Comprehensive Income totaled $4,953,000 in 2017, compared to $7,180,000 in 2016. The decrease was primarily related to lower net income of $1,952,000 and a change in net actuarial adjustments of $737,000 for other post-retirement benefit obligations. In 2017 the Company recorded a net actuarial loss of $417,000, which was primarily driven by a change in discount rate, compared to recording an actuarial gain of $320,000 in 2016, which primarily associated with a change in census and mortality.
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

Under this Credit Agreement, as amended from time to time, the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $18,000,000 variable rate revolving line of credit; (3) a term loan in an original amount of $15,500,000; and (4) a Letter of Credit Commitment of up to $250,000, of which $175,000 has been issued. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

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

Cash provided by operating activities totaled $6,912,000 for the year ended December 31, 2017. Net income of $5,459,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $6,240,000. Increased working capital resulted in decreased cash provided by operating activities by $5,148,000. Changes in working capital primarily related to prepaid and other assets, inventory, accrued and other liabilities, and accounts payable.

Cash used in investing activities totaled $4,259,000 for the year ended December 31, 2017, all of which related to new programs, equipment improvements and capacity expansion at the Company’s production facilities. The Company anticipates spending approximately $9,000,000 during 2018 on property, plant and equipment purchases for all of the Company's operations. The

Company anticipates using cash from operations and its revolving line of credit to finance this capital investment. At December 31, 2017, purchase commitments for capital expenditures in progress were approximately $1,071,000.

Cash used in financing activities totaled $4,158,000 for the year ended December 31, 2017. Cash was used to repay scheduled principal on the Company’s Term loan totaling $3,000,000, pay cash dividends of $786,000 and purchases of treasury stock to satisfy employee tax withholding requirements on vested restricted stock totaling $372,000.

At December 31, 2017, the Company had cash on hand of $26,780,000 and an available revolving line of credit of $18,000,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of December 31, 2017, the Company was in compliance with its financial covenants.

Subsequent to year end, on January 16, 2018, 1137925 B.C. Ltd. (the “Subsidiary”), a wholly owned subsidiary of Core Molding Technologies, Inc., acquired substantially all the assets and assumed certain liabilities of Horizon Plastics, in exchange for approximately $63,000,000 in cash, subject to working capital closing adjustments. The acquisition, and repayment of the Company's existing term loan, was funded through a combination of available cash on hand and borrowings of $49,500,000 under an Amended and Restated Credit Agreement ("A/R Credit Agreement").

On January 16, 2018, the Company entered into an A/R Credit Agreement with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Subsidiary may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders and (iii) the Company may increase the aggregate principal amount of the aforementioned loans by up to an additional $25,000,000.

The Company also entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,0000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of 4.58% to the counterparty and receives daily LIBOR.

Management believes that cash on hand, cash flow from operating activities and available borrowings under the A/R Credit Agreement will be sufficient to meet the Company’s current liquidity needs.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants. Based on the Company’s forecast, which is primarily based on industry analysts’ estimates of heavy and medium-duty truck production volumes, information obtained as part of the due diligence process of the acquisition of Horizon Plastics, as well as other assumptions and customer provided forecasts, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months.

On November 14, 2017 the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, which became effective on November 20, 2017.  The Registration Statement registered common stock, preferred stock, debt securities, warrants, depositary shares, rights, units and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time.  The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings.  The Registration Statement has a three year term.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2017:

	2018	2019	2020	2021	2022 and after	Total
Long-term debt	$3,000,000	$3,000,000	$750,000	$—	$—	$6,750,000
Interest(A)	182,000	80,000	4,000	—	—	266,000
Operating lease obligations	368,000	192,000	—	—	—	560,000
Contractual commitments for capital expenditures(B)	1,071,000	—	—	—	—	1,071,000
Post retirement benefits	1,096,000	444,000	474,000	495,000	6,541,000	9,050,000
Total	$5,717,000	$3,716,000	$1,228,000	$495,000	$6,541,000	$17,697,000

(A) Variable interest rates were as of December 31, 2017.
(B) Includes $278,000 recorded on the balance sheet in accounts payable at December 31, 2017.

As of December 31, 2017, the Company had no significant off-balance sheet arrangements.

Subsequent to year end, the acquisition of Horizon Plastics and repayment of the Company's existing term loan was funded through a combination of available cash on hand and borrowings of $49,500,000 under an A/R Credit Agreement. The following table provides aggregated information about the maturities of borrowings of $49,500,000:

	2018	2019	2020	2021	2022 and after	Total
US Term Loan	$2,400,000	$2,400,000	$3,200,000	$4,000,000	$20,000,000	$32,000,000
Canadian Term Loan	975,000	975,000	1,300,000	1,625,000	8,125,000	13,000,000
Revolving Loans	4,500,000	—	—	—	—	4,500,000
Interest(A)	2,079,000	1,876,000	1,706,000	1,488,000	1,161,000	8,310,000
Total	9,954,000	5,251,000	6,206,000	7,113,000	29,286,000	57,810,000

(A) Variable interest rates were as of December 31, 2017.

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

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts is needed at December 31, 2017 and December 31, 2016, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company has reduced accounts receivable for chargebacks by $857,000 at December 31, 2017 and $309,000 at December 31, 2016.

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for excess and obsolete inventory of $624,000 at December 31, 2017 and $770,000 at December 31, 2016.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The Company acquired the majority of the assets of CPI on March 20, 2015, which resulted in approximately $650,000 of definite-lived intangibles and $12,474,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2017, 2016 and 2015.

Goodwill

The Company has recorded $2,403,000 of goodwill as a result of two acquisitions. In 2001, the Company acquired certain assets of Airshield Corporation, and as a result, recorded goodwill in the amount of $1,097,000. The Company also acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $1,306,000 of goodwill.

The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment utilizing the qualitative assessment. We consider relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the Company's fair value is determined to be more likely than not impaired based on the qualitative approach, a quantitative valuation to estimate the fair value of the Company is performed. Fair value measurements are based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.”

There was no impairment of the Company's goodwill for the years ended December 31, 2017, 2016 and 2015.

Self-Insurance

The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2017 and 2016 of $862,000 and $1,139,000, respectively.

Post Retirement Benefits

Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements. The Company had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,050,000 at December 31, 2017 and $8,667,000 at December 31, 2016.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2017, the Company had a net asset related to tooling in progress of $1,917,000, which represents approximately $8,724,000 of progress tooling billings and $10,641,000 of progress tooling expenses. At December 31, 2016 the Company had a net liability related to tooling in progress of $1,084,000, which represents approximately $11,052,000 of progress tooling billings and $9,968,000 of progress tooling expenses.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14 in August 2015, has been delayed until the first quarter of fiscal year 2018. The Company will adopt the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method. We have determined that certain tooling programs with customers meet the criteria listed in ASU 2014-09 to recognize revenue over time. Prospectively, the Company expects to recognize revenue related transactions from certain tooling programs earlier than we have historically.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The reclassifications should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The amendments also require certain disclosures about stranded tax effects. This ASU is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and may be early adopted. The Company has elected to early adopt, which resulted in a reclassification of $162,000 from accumulated other comprehensive income to retained earnings at December 31, 2017.

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

Core Molding Technologies has the following three items that are sensitive to market risks at December 31, 2017: (1) Revolving Line of Credit and the Term Loan under the Credit Agreement which bears a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican pesos with United States dollars to meet certain obligations that arise due to operations at the facility located in Mexico; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and Schedule II - Valuation and Qualifying Accounts and Reserves (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2009.

Columbus, Ohio
March 7, 2018

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2017	2016	2015
Net sales:
Products	$148,623,000	$146,624,000	$189,103,000
Tooling	13,050,000	28,258,000	9,965,000
Total net sales	161,673,000	174,882,000	199,068,000

Total cost of sales	136,993,000	146,958,000	162,816,000

Gross margin	24,680,000	27,924,000	36,252,000

Total selling, general and administrative expense	16,690,000	16,379,000	17,754,000

Operating income	7,990,000	11,545,000	18,498,000

Net interest expense	245,000	298,000	330,000

Income before income taxes	7,745,000	11,247,000	18,168,000

Income Taxes:
Current	2,630,000	3,410,000	4,889,000
Deferred	(344,000)	426,000	1,229,000
Total income taxes	2,286,000	3,836,000	6,118,000

Net income	$5,459,000	$7,411,000	$12,050,000

Net income per common share:
Basic	$0.71	$0.97	$1.59
Diluted	$0.70	$0.97	$1.58
Weighted average shares outstanding:
Basic	7,690,000	7,621,000	7,583,000
Diluted	7,747,000	7,661,000	7,623,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
Net income	$5,459,000	$7,411,000	$12,050,000

Other comprehensive income:

Foreign currency hedge:
Unrealized foreign currency hedge gain (loss)	5,000	(303,000)	—
Income tax benefit (expense)	(2,000)	103,000	—

Interest rate swaps:
Adjustment for amortization of losses included in net income	—	5,000	21,000
Income tax expense	—	(2,000)	(8,000)

Post retirement benefit plan adjustments:
Net actuarial (loss) gain	(268,000)	474,000	217,000
Prior service costs	(496,000)	(496,000)	(496,000)
Income tax benefit (expense)	255,000	(12,000)	81,000

Comprehensive income	$4,953,000	$7,180,000	$11,865,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$26,780,000	$28,285,000
Accounts receivable (less allowance for doubtful accounts: $0 at December 31, 2017 and 2016)	19,846,000	19,551,000
Inventories:
Finished goods	2,948,000	1,876,000
Work in process	2,061,000	1,401,000
Raw materials and components	8,450,000	7,635,000
Total inventories, net	13,459,000	10,912,000

Tooling in progress	1,917,000	—
Foreign sales tax receivable	610,000	228,000
Prepaid expenses and other current assets	1,388,000	912,000
Total current assets	64,000,000	59,888,000

Property, plant and equipment, net	68,631,000	70,601,000

Goodwill	2,403,000	2,403,000
Intangibles, net	513,000	563,000
Other non-current assets	2,076,000	—
Total Assets	$137,623,000	$133,455,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,000,000	$3,000,000
Accounts payable	13,850,000	8,534,000
Tooling in progress	—	1,084,000
Current portion of post retirement benefits liability	1,096,000	1,018,000
Accrued liabilities:
Compensation and related benefits	3,524,000	5,004,000
Taxes	861,000	1,038,000
Other	1,300,000	1,620,000
Total current liabilities	23,631,000	21,298,000

Long-term debt	3,750,000	6,750,000
Deferred tax liability	395,000	992,000
Post retirement benefits liability	7,954,000	7,649,000
Total Liabilities	35,730,000	36,689,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 7,711,277 at December 31, 2017 and 7,635,093 at December 31, 2016	77,000	76,000
Paid-in capital	31,465,000	30,134,000
Accumulated other comprehensive income, net of income taxes	2,070,000	2,414,000
Treasury stock — at cost, 3,773,128 shares at December 31, 2017 and 3,753,595 shares at December 31, 2016	(28,153,000)	(27,781,000)
Retained earnings	96,434,000	91,923,000
Total Stockholders’ Equity	101,893,000	96,766,000
Total Liabilities and Stockholders’ Equity	$137,623,000	$133,455,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2015	7,559,012	$76,000	$28,138,000	$2,830,000	$(27,360,000)	$72,462,000	$76,146,000
Net income						12,050,000	12,050,000
Change in post retirement benefits, net of tax of $81,000				(198,000)			(198,000)
Change in interest rate swaps, net of tax of $8,000				13,000			13,000
Common stock issued	3,000		19,000				19,000
Excess tax benefit — equity transactions			205,000				205,000
Purchase of treasury stock	(12,141)				(287,000)		(287,000)
Restricted stock vested	46,629						—
Share-based compensation			785,000				785,000
Balance at December 31, 2015	7,596,500	$76,000	$29,147,000	$2,645,000	$(27,647,000)	$84,512,000	$88,733,000
Net income						7,411,000	7,411,000
Change in post retirement benefits, net of tax of $12,000				(34,000)			(34,000)
Change in interest rate swaps, net of tax of $2,000				3,000			3,000
Unrealized foreign currency hedge (loss), net of tax of $103,000				(200,000)			(200,000)
Excess tax benefit — equity transactions			(16,000)				(16,000)
Purchase of treasury stock	(10,590)				(134,000)		(134,000)
Restricted stock vested	49,183						—
Share-based compensation			1,003,000				1,003,000
Balance at December 31, 2016	7,635,093	$76,000	$30,134,000	$2,414,000	$(27,781,000)	$91,923,000	$96,766,000
Net income						5,459,000	5,459,000
Cash Dividends Paid						(786,000)	(786,000)
Change in post retirement benefits, net of tax of $255,000				(509,000)			(509,000)
Unrealized foreign currency hedge gain, net of tax of $2,000				3,000			3,000
Adoption of Accounting Standards Update 2018-02				162,000		(162,000)	—
Purchase of treasury stock	(19,533)				(372,000)		(372,000)
Restricted stock vested	95,717	1,000					1,000
Share-based compensation			1,331,000				1,331,000
Balance at December 31, 2017	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	2017	2016	2015
Cash flows from operating activities:
Net income	$5,459,000	$7,411,000	$12,050,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,240,000	6,283,000	6,041,000
Deferred income taxes	(597,000)	426,000	1,229,000
Mark-to-market of interest rate swap	—	3,000	(14,000)
Share-based compensation	1,331,000	1,003,000	785,000
(Gain) loss on foreign currency translation	8,000	(110,000)	(54,000)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(295,000)	17,335,000	(911,000)
Inventories	(2,547,000)	2,785,000	(1,387,000)
Income taxes receivable	—	670,000	1,616,000
Prepaid and other assets	(2,934,000)	(266,000)	1,395,000
Accounts payable	5,347,000	(4,689,000)	2,095,000
Accrued and other liabilities	(4,719,000)	(4,422,000)	(3,786,000)
Post retirement benefits liability	(381,000)	(360,000)	(444,000)
Net cash provided by operating activities	6,912,000	26,069,000	18,615,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,259,000)	(2,863,000)	(5,683,000)
Purchase of assets of CPI Binani Inc.	—	—	(14,512,000)
Net cash used in investing activities	(4,259,000)	(2,863,000)	(20,195,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	—	(10,102,000)
Gross borrowings on revolving line of credit	—	—	7,334,000
Proceeds from term loan	—	—	15,500,000
Payment of principal of term loan	(3,000,000)	(3,000,000)	(2,750,000)
Payment of principal on capex loan	—	(714,000)	(1,714,000)
Excess tax (payable) benefit from equity incentive plans	—	(16,000)	211,000
Payments related to the purchase of treasury stock	(372,000)	(134,000)	(287,000)
Cash dividends paid	(786,000)	—	—
Proceeds from issuance of common stock	—	—	19,000
Net cash (used in) provided by financing activities	(4,158,000)	(3,864,000)	8,211,000

Net change in cash and cash equivalents	(1,505,000)	19,342,000	6,631,000

Cash and cash equivalents at beginning of year	28,285,000	8,943,000	2,312,000

Cash and cash equivalents at end of year	$26,780,000	$28,285,000	$8,943,000

Cash paid for:
Interest (net of amounts capitalized)	$247,000	$289,000	$279,000
Income taxes	$2,411,000	$1,884,000	$4,218,000
Non Cash:
Fixed asset purchases in accounts payable	$278,000	$316,000	$464,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

Core Molding Technologies and its subsidiaries operate in the plastics market in a family of products known as “reinforced plastics.” Reinforced plastics are combinations of resins and reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of fiberglass reinforced plastics. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long-fiber thermoplastics ("D-LFT"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. As of December 31, 2017, Core Molding Technologies operated five production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico, which produce reinforced plastic products. Effective as of January 16, 2018, the Company began operating two manufacturing facilities that were acquired as part of the Company’s acquisition of Horizon Plastics, which manufacturing facilities are located in Cobourg, Canada and Escobedo, Mexico, which produce structural foam and structural web molding.

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

Revenue Recognition - Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products and other credits are estimated and recorded as revenue is recognized. Tooling revenue is recognized when the customer approves the tool and accepts ownership. Progress billings and expenses are shown net as an asset or liability on the Company’s Consolidated Balance Sheet. Tooling in progress can fluctuate significantly from period to period and is dependent upon the stage of tooling projects and the related billing and expense payment timetable for individual projects and therefore does not necessarily reflect projected income or loss from tooling projects. At December 31, 2017, the Company had a net asset related to tooling in progress of $1,917,000, which represents approximately $8,724,000 of progress tooling billings and $10,641,000 of progress tooling expenses. At December 31, 2016, the Company had a net liability related to tooling in progress of $1,084,000 which represents approximately $11,052,000 of progress tooling billings and $9,968,000 of progress tooling expenses.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $26,780,000 at December 31, 2017 and $28,285,000 at December 31, 2016.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts is needed at December 31, 2017 and December 31, 2016, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $857,000 at December 31, 2017 and $309,000 at December 31, 2016. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $624,000 at December 31, 2017 and $770,000 at December 31, 2016.

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

Depreciation expense was $6,190,000, $6,217,000 and $5,955,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company capitalized interest costs of approximately $7,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The Company acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $650,000 of definite-lived intangibles and $12,474,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2017, 2016 and 2015.

Goodwill - The Company has recorded $2,403,000 of goodwill as a result of two acquisitions. In 2001, the Company acquired certain assets of Airshield Corporation, and as a result, recorded goodwill in the amount of $1,097,000. The Company also acquired substantially all of the assets of CPI on March 20, 2015, which resulted in approximately $1,306,000 of goodwill.

The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment utilizing the qualitative assessment. We consider relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the Company's carrying amount is determined to be more likely than not impaired based on the qualitative approach, a quantitative valuation to estimate the fair value of the Company is performed. Fair value measurements are based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.”

There was no impairment of the Company's goodwill for the years ended December 31, 2017, 2016 and 2015.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 11.

Self-Insurance - The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2017 and December 31, 2016 of $862,000 and $1,139,000, respectively.

Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated

Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,050,000 at December 31, 2017 and $8,667,000 at December 31, 2016.

Fair Value of Financial Instruments - The Company's financial instruments consist of long-term debt, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 14.

Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. Sales to five major customers comprised 84%, 85% and 85% of total sales in 2017, 2016 and 2015, respectively (see Note 4). Concentrations of accounts receivable balances with five customers accounted for 84% and 85% of accounts receivable at December 31, 2017 and 2016, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to certain customers' manufacturing and service locations in Mexico and Canada totaled 36%, 32% and 35% of total sales for 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company employed a total of 1,304 employees, which consisted of 596 employees in its United States operations and 708 employees in its Mexican operations. Of these 1,304 employees, 248 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2019, and 611 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to December 31, 2019.

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

Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $848,000, $965,000 and $719,000 in 2017, 2016 and 2015.

Foreign Currency Adjustments - In conjunction with the Company's acquisition of certain assets of Airshield Corporation, the Company established operations in Mexico. The functional currency for the Mexican operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency translation and transaction activity is included in selling, general and administrative expense. This activity resulted in a gain of $30,000, $89,000 and $54,000 in 2017, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14 in August 2015, has been delayed until the first quarter of fiscal year 2018. The Company will adopt the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method. We have determined that certain tooling programs with customers meet the criteria listed in ASU 2014-09 to recognize revenue over time. Prospectively, the Company expects to recognize revenue related transactions from certain tooling programs earlier than we have historically.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The reclassifications should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The amendments also require certain disclosures about stranded tax effects. This ASU is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and may be early adopted. The Company has elected to early adopt, which resulted in a reclassification of $162,000 from accumulated other comprehensive income to retained earnings at December 31, 2017.

3. Net Income per Common Share

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income per common share is as follows:

	December 31,
	2017	2016	2015
Net income	$5,459,000	$7,411,000	$12,050,000

Weighted average common shares outstanding — basic	7,690,000	7,621,000	7,583,000
Effect of dilutive securities	57,000	40,000	40,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,747,000	7,661,000	7,623,000

Basic net income per common share	$0.71	$0.97	$1.59
Diluted net income per common share	$0.70	$0.97	$1.58

4. Major Customers

The Company had five major customers during 2017, Navistar, Volvo, PACCAR, Yamaha and BRP. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Navistar, Volvo, PACCAR, Yamaha or BRP would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2017	2016	2015
Navistar product sales	$39,609,000	$39,756,000	$50,169,000
Navistar tooling sales	$159,000	$1,994,000	$6,246,000
Total Navistar sales	39,768,000	41,750,000	56,415,000

Volvo product sales	$27,627,000	$29,520,000	$53,525,000
Volvo tooling sales	8,089,000	20,450,000	1,600,000
Total Volvo sales	35,716,000	49,970,000	55,125,000

PACCAR product sales	26,481,000	24,235,000	33,452,000
PACCAR tooling sales	2,932,000	3,481,000	978,000
Total PACCAR sales	29,413,000	27,716,000	34,430,000

Yamaha product sales	17,137,000	16,205,000	16,766,000
Yamaha tooling sales	—	—	—
Total Yamaha sales	17,137,000	16,205,000	16,766,000

BRP product sales	13,024,000	10,870,000	7,082,000
BRP tooling sales	639,000	1,624,000	—
Total BRP sales	13,663,000	12,494,000	7,082,000

Other product sales	24,745,000	26,038,000	28,109,000
Other tooling sales	1,231,000	709,000	1,141,000
Total other sales	25,976,000	26,747,000	29,250,000

Total product sales	148,623,000	146,624,000	189,103,000
Total tooling sales	13,050,000	28,258,000	9,965,000
Total sales	$161,673,000	$174,882,000	$199,068,000

5. Foreign Operations

In conjunction with the Company's acquisition of certain assets of Airshield Corporation on October 16, 2001, the Company established manufacturing operations in Mexico (under the Maquiladora program). The Mexican operation is a captive manufacturing facility of the Company and the functional currency is United States dollars. Essentially all sales of the Mexican operations are made in United States dollars, which totaled $50,727,000, $49,708,000 and $69,235,000 in 2017, 2016 and 2015, respectively. Expenses are incurred in the United States dollar and the Mexican peso. Expenses incurred in pesos include labor, utilities, supplies and materials, and amounted to approximately 24%, 22% and 19% of sales produced at the Matamoros operations in 2017, 2016 and 2015, respectively. The Company's manufacturing operation in Mexico is subject to various political, economic, and other risks and uncertainties including safety and security concerns inherent to Mexico. Among other risks, the Company's Mexican operations are subject to domestic and international customs and tariffs, changing taxation policies, and governmental regulations.

All of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2017	2016	2015
United States	$103,513,000	$119,018,000	$129,651,000
Mexico	52,496,000	51,389,000	63,586,000
Canada	5,664,000	4,475,000	5,831,000
Total	$161,673,000	$174,882,000	$199,068,000

The following table provides information related to the location of property, plant and equipment, net, as of December 31:

	2017	2016
United States	$40,594,000	$42,547,000
Mexico	28,037,000	28,054,000
Total	$68,631,000	$70,601,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2017	2016
Land and land improvements	$6,009,000	$5,958,000
Buildings	42,769,000	42,593,000
Machinery and equipment	92,218,000	89,692,000
Tools, dies, and patterns	808,000	808,000
Additions in progress	3,045,000	1,607,000
Total	144,849,000	140,658,000
Less accumulated depreciation	(76,218,000)	(70,057,000)
Property, plant, and equipment - net	$68,631,000	$70,601,000

Additions in progress at December 31, 2017 and 2016 relate to building improvements and equipment purchases that were not yet completed at year end. At December 31, 2017, commitments for capital expenditures in progress were $1,071,000 and included $278,000 recorded on the balance sheet in accounts payable. At December 31, 2016, commitments for capital expenditures in progress were $616,000, and included $316,000 recorded on the balance sheet in accounts payable. The Company capitalized interest of $7,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

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

8. Goodwill and Intangibles

Goodwill activity for the year ended December 31, 2017 consisted of the following:

Balance at December 31, 2016	$2,403,000
Additions	—
Impairment	—
Balance at December 31, 2017	$2,403,000

Intangible assets at December 31, 2017 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(27,000)	$223,000
Customer Relationships	10 Years	400,000	(110,000)	290,000
		$650,000	$(137,000)	$513,000

Intangible assets at December 31, 2016 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(17,000)	$233,000
Customer Relationships	10 Years	400,000	(70,000)	330,000
		$650,000	$(87,000)	$563,000

The aggregate intangible asset amortization expense was $50,000 for the years ended December 31, 2017 and 2016, respectively, and expects amortization expense to be $50,000 each year for the next five years. The Company incurred $37,000 amortization expense for the year ended December 31, 2015.

9. Debt and Leases

Long-term debt consists of the following at:

	December 31, 2017	December 31, 2016
Term loan payable to a bank, interest at a variable rate (3.36% and 2.55% at December 31, 2017 and 2016, respectively) with monthly payments of interest and principal through March 2020.	6,750,000	9,750,000
Revolving Line of Credit	—	—
Total	6,750,000	9,750,000
Less current portion	(3,000,000)	(3,000,000)
Long-term debt	$3,750,000	$6,750,000

Credit Agreement
On December 9, 2008, the Company and its wholly owned subsidiary, Corecomposites de Mexico, S. de R.L. de C.V., entered into a credit agreement, as amended from time to time (the "Credit Agreement"), with a lender to provide various financing facilities.

Under this Credit Agreement the Company received certain loans, subject to the terms and conditions stated in the agreement, which included (1) a $12,000,000 Capex loan; (2) an $18,000,000 variable rate revolving line of credit; (3) a term loan in an original amount of $15,500,000; and (4) a Letter of Credit Commitment of up to $250,000, of which $175,000 has been issued. The Credit Agreement is secured by a guarantee of each U.S. subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

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

Revolving Line of Credit
At December 31, 2017, the Company had available an $18,000,000 variable rate revolving line of credit scheduled to mature on May 31, 2018. The revolving line of credit bears interest at daily LIBOR plus 160 basis points and is collateralized by all of the present and future assets of the Company and its U.S. subsidiaries (except that only 65% of the stock issued by Corecomposites de Mexico, S. de C.V. has been pledged).

Annual maturities of long-term debt are as follows:

2018	$3,000,000
2019	3,000,000
2020	750,000
Thereafter	—
Total	$6,750,000

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2017, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Leases
The Company has entered into an operating lease agreement through July 2019 for the manufacturing facility located in Batavia, Ohio. Additionally, the Company leases a warehouse and distribution center in Brownsville, Texas under a 5-year operating lease agreement that expired in October 2017. The Company is currently negotiating a renewal to this lease.

Total rental expense was $825,000, $808,000 and $696,000 for 2017, 2016 and 2015, respectively. Included in rental expense are both operating lease payments and rental costs related to the use of equipment during the normal course of business under nonbinding terms. Future minimum operating lease payments are as follows:

2018	$368,000
2019	192,000
2020	—
Thereafter	—
Total minimum lease payments	$560,000

10. Stock Based Compensation

The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted. The number of shares remaining available for future issuance is 1,369,528.

Restricted stock granted under the 2006 Plan typically require the individuals receiving the grants to maintain certain common stock ownership thresholds and vest over three years or upon the date of the participants' sixty-fifth birthday, death, disability or change in control.

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

Restricted Stock

The Company grants shares of its common stock to certain directors, officers, and key employees in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2017		2016		2015
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	158,261	$14.55	112,907	$16.86	104,068	$10.79
Granted	84,643	19.17	122,963	12.59	56,662	24.39
Vested	(95,717)	15.25	(49,183)	14.16	(46,629)	11.82
Forfeited	(6,092)	17.93	(28,426)	15.93	(1,194)	24.39
Unvested - end of year	141,095	$16.79	158,261	$14.55	112,907	$16.86

At December 31, 2017 and 2016, there was $1,601,000 and $1,356,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.5 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2017, 2016 and 2015 was $1,331,000, $1,003,000 and $785,000, respectively, and is recorded as selling, general and administrative expense.

During first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation. The new standard provided for changes to accounting for stock compensation, including excess tax benefits and tax deficiencies related to share based payment awards to be recognized in income tax expense in the reporting period in which they occurred. Tax benefits and tax deficiencies before this update were recorded as an increase or decrease in additional paid in capital. Tax benefits and deficiencies for the years ended December 31 2017, 2016 and 2015 were a benefit of $126,000, a deficiency of $16,000 and a benefit of $202,000, respectively.

During 2017, 2016 and 2015, employees surrendered 19,533, 10,590 and 12,141 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

11. Income Taxes

Components of the provision for income taxes are as follows:

	2017	2016	2015
Current:
Federal - US	$1,993,000	$3,408,000	$4,466,000
Federal - Foreign	613,000	—	405,000
State and local	24,000	2,000	18,000
	2,630,000	3,410,000	4,889,000
Deferred:
Federal	(407,000)	490,000	1,143,000
Federal- Foreign	52,000	(86,000)	27,000
State and local	11,000	22,000	59,000
	(344,000)	426,000	1,229,000
Provision for income taxes	$2,286,000	$3,836,000	$6,118,000

A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows:

	2017	2016	2015
Provision at federal statutory rate - US	$2,634,000	$3,823,000	$6,177,000
Adjustments for US tax law changes	(185,000)	—	—
Excess tax benefit — equity transactions	(126,000)	—	—
Effect of foreign taxes	(58,000)	34,000	(84,000)
State and local tax expense	35,000	24,000	76,000
Other	(14,000)	(45,000)	(51,000)
Provision for income taxes	$2,286,000	$3,836,000	$6,118,000

The Tax Cuts and Jobs Act (“the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, provides for acceleration of business asset expensing, and reduces the amount of executive pay that may qualify as a tax deduction, among other changes. FASB ASC 740 requires the recognition of the effects of tax law changes in the period of enactment. However, due to the complexities of the new tax legislation, the SEC has issued SAB 118 which allows for the recognition of provisional amounts during a measurement period.

The Company’s accounting for the income tax effects of the Act is generally complete. Specifically, the charge recorded related to the re-measurement of our deferred tax balance was a net benefit of $484,000, which we believe to be complete and accurate. The Act's one-time transition tax calculation is complex, and as such our accounting for this item is provisional at this time. We have made a reasonable estimate of the effects of the one-time transition tax, and the provisional amount recorded related to the transition tax, net of estimated foreign tax credits, was a charge of $299,000. A more thorough analysis of the Company’s overall foreign earnings and profits, including expense allocations and foreign tax credit calculations, will be completed to finalize this calculation, which is expected to occur no later than the second quarter of 2018.

During first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation. The new standard provided for changes to accounting for stock compensation, including recording excess tax benefits and tax deficiencies related to share based payment awards in income tax expense in the reporting period in which they occurred. Tax benefits and tax deficiencies before this update were recorded in additional paid in capital. Tax benefits and deficiencies for the years ended December 31 2017, 2016 and 2015 were a benefit of $126,000, a deficiency of $16,000 and a benefit of $211,000, respectively.

In October 2016, the Internal Revenue Service entered into a unilateral agreement with the Large Taxpayer Division of Mexico's Servicio de Administracion Tributaria (SAT) to provide for a Fast Track methodology to resolve all pending Advanced Pricing Agreements (APA) for the Maquiladora industry. The Company's Mexican subsidiary filed an APA and qualifies for and has adopted this methodology.

The Company performs an analysis to evaluate the balance of deferred tax assets that will be realized. The analysis is based on the premise that the deferred tax benefits will be realized through the generation of future taxable income. Based on the analysis, the Company has not recorded a valuation allowance on the deferred tax assets as of December 31, 2017 and 2016.

Deferred tax assets consist of the following at December 31:

	2017	2016
Current asset (liability):
Accrued liabilities	$608,000	$938,000
Accounts receivable	156,000	110,000
Inventory	371,000	588,000
Other, net	(292,000)	(255,000)
Total current asset	843,000	1,381,000

Non-current asset (liability):
Property, plant, and equipment	(3,345,000)	(5,274,000)
Post retirement benefits	2,060,000	3,212,000
Other, net	47,000	(311,000)
Total non-current liability	(1,238,000)	(2,373,000)
Total deferred tax liability - net	$(395,000)	$(992,000)

At December 31, 2017 and 2016 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Mexico and various state and local jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for the years before 2014, and no longer subject to Mexican income tax examinations by Mexican authorities for the years before 2012.

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

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2017 and 2016 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2017 and 2016 is for the plan’s year-end at December 31, 2016, and December 31, 2015, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2017	2016		2017	2016
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Green as of 12/31/16	Green as of 12/31/15	No	$647,000	$710,000	No	8/10/2019
			Total Contributions:		$647,000	$710,000

(A) The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2016. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week, at the following rates: $1.45 per hour from August 8, 2016 through August 6, 2017; $1.50 per hour from August 7, 2017 through August 5, 2018; $1.55 per hour from August 6, 2018 through August 10, 2019.

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

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2017, 2016 and 2015, and will result in net periodic benefit cost reductions of approximately $496,000 in 2018 and each year thereafter during the amortization period.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2017 and 2016 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$8,667,000	$9,006,000
Interest cost	298,000	323,000
Unrecognized loss (gain)	417,000	(320,000)
Benefits paid	(332,000)	(342,000)
Benefit obligation at December 31	$9,050,000	$8,667,000

Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(6,602,000)	$(7,098,000)
Net loss	3,733,000	3,464,000
Total	$(2,869,000)	$(3,634,000)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	3.4%	3.8%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31:

	2017	2016	2015
Pension expense:
Multi-employer plan	$647,000	$710,000	$863,000
Defined contribution plans	752,000	766,000	836,000
Total pension expense	1,399,000	1,476,000	1,699,000

Health and life insurance:
Interest cost	298,000	323,000	316,000
Amortization of prior service costs	(496,000)	(496,000)	(496,000)
Amortization of net loss	149,000	155,000	169,000
Net periodic benefit cost	(49,000)	(18,000)	(11,000)
Total post retirement benefits expense	$1,350,000	$1,458,000	$1,688,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2017, the Company recognized a net actuarial loss of $417,000 and for the year ended December 31, 2016 recognized a net actuarial gain of $320,000, both of which were recorded in accumulated other comprehensive income.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2017 and 2016 were a net credit of $2,869,000 and $3,634,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2018 consists of a prior service credit of $496,000, and a net loss of $171,000. In addition, 2018 interest expense related to post retirement healthcare is expected to be $277,000, for a total post retirement healthcare net gain of approximately $48,000 in 2018. The Company expects benefits paid in 2018 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 7%. The rate is projected to decrease gradually to 5% by the year 2025 and remain at that level thereafter. The comparable assumptions for the prior year were 7% and 5%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$48,000	$(40,000)
Effect on post retirement benefit obligation	$1,264,000	$(1,068,000)

The estimated future benefit payments of the health care plan for the next ten years are as follows:

Year	Postretirement Health Care Benefits Plan
2018	$1,096,000
2019	444,000
2020	474,000
2021	495,000
2022	518,000
2023-2027	2,456,000

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

The Company’s financial instruments consist of debt, foreign currency derivatives, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. During 2017, the Company had one Level 2 fair value measurement, which related to the Company’s foreign currency derivatives.

Derivative and hedging activities
The Company conducts business in Mexico and pays certain expenses in Mexican Pesos. The Company is exposed to foreign currency exchange risk between the U.S. dollar and the Mexican Peso, which could impact the Company’s operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company entered into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos, which will be used to fund future peso cash flows. At inception, all forward contracts are formally documented as cash flow hedges and are measured at fair value each reporting period. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the Mexican Peso. As of December 31, 2017 and 2016, the Company had no ineffective portion related to the cash flow hedges.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of December 31, 2017:

	Fair Values of Derivatives Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	—	Accrued liabilities other	$298,000
Notional contract values		—		$8,766,000

As of December 31, 2017, the Company had foreign exchange contracts related to the Mexican Peso with exchange rates ranging from 19.17 to 20.41.

The following tables detail amounts related to our derivatives designated as hedging instruments as of December 31, 2016:

	Fair Values of Derivatives Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	—	Accrued liabilities other	$303,000
Notional contract values		—		$6,502,000

As of December 31, 2016, the Company had foreign exchange contracts related to the Mexican Peso with exchange rates ranging from 20.01 to 20.68.

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2017, 2016 and 2015:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2017	2016	2015		2017	2016	2015
Foreign exchange contracts	$517,000	(289,000)	—	Cost of goods sold	$445,000	12,000	—
				Sales, general and administrative expense	$67,000	2,000	—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of Mexican Peso spend.

Non-recurring fair value measurements

There were no non-recurring fair value measurements for the year ended December 31, 2017 or 2016.

15. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2017 and 2016:

	Foreign Currency Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Total
2016:
Balance at January 1, 2016	$—	$2,645,000	$2,645,000
Other comprehensive income before reclassifications	(289,000)	319,000	30,000
Amounts reclassified from accumulated other comprehensive income	(14,000)	(336,000)	(350,000)
Income tax (expense) benefit	103,000	(14,000)	89,000
Balance at December 31, 2016	$(200,000)	$2,614,000	$2,414,000

2017:
Balance at January 1, 2017	$(200,000)	$2,614,000	$2,414,000
Other comprehensive income before reclassifications	517,000	(417,000)	100,000
Amounts reclassified from accumulated other comprehensive income	(512,000)	(347,000)	(859,000)
Income tax (expense) benefit	(2,000)	255,000	253,000
Adoption of Accounting Standards Update 2018-02	—	162,000	162,000
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000

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

16. Subsequent Events

On January 16, 2018, 1137925 B.C. Ltd. (the “Subsidiary”), a wholly owned subsidiary of Core Molding Technologies, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with Horizon Plastics International Inc., 1541689 Ontario Inc., 2551024 Ontario Inc. and Horizon Plastics de Mexico, S.A. de C.V. (collectively “Horizon Plastics”). Pursuant to the terms of the Agreement the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics in exchange for approximately $63,000,000 in cash, subject to a working capital closing adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

The acquisition was funded through a combination of available cash on hand and borrowings under the Amended and Restated Credit Agreement ("A/R Credit Agreement") entered in to on January 16, 2018 with KeyBank National Association as administrative agent and the various financial institutions party thereto as lenders (the "lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Subsidiary may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders and (iii) the Company may increase the aggregate principal amount of the aforementioned loans by up to an additional$25,000,000.

On January 16, 2018, the Company entered into two interest rate swap agreements that became effective January 18, 2018 and continues through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other was designated as a cash flow hedge for $10,000,0000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of 4.58% to the counterparty and receives daily LIBOR.

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017, 2016 and 2015.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2017:
Product sales	$36,336,000	$36,794,000	$37,593,000	$37,900,000	$148,623,000
Tooling sales	410,000	10,574,000	901,000	1,165,000	13,050,000
Net sales	36,746,000	47,368,000	38,494,000	39,065,000	161,673,000
Gross margin	6,491,000	7,353,000	5,764,000	5,072,000	24,680,000
Operating income	2,566,000	3,185,000	1,406,000	833,000	7,990,000
Net income	1,688,000	2,162,000	855,000	754,000	5,459,000
Net income per common share:
Basic (1)	$0.22	$0.28	$0.11	$0.10	$0.71
Diluted (1)	$0.22	$0.28	$0.11	$0.10	$0.70

2016:
Product sales	$42,530,000	$36,813,000	$33,816,000	$33,465,000	$146,624,000
Tooling sales	2,938,000	2,193,000	7,520,000	15,607,000	28,258,000
Net sales	45,468,000	39,006,000	41,336,000	49,072,000	174,882,000
Gross margin	8,863,000	6,323,000	5,581,000	7,157,000	27,924,000
Operating income	4,442,000	2,307,000	1,657,000	3,139,000	11,545,000
Net income	2,890,000	1,460,000	1,029,000	2,032,000	7,411,000
Net income per common share:
Basic (1)	$0.38	$0.19	$0.13	$0.27	$0.97
Diluted (1)	$0.38	$0.19	$0.13	$0.26	$0.97

2015:
Product sales	$47,854,000	$53,514,000	$44,243,000	$43,492,000	$189,103,000
Tooling sales	1,745,000	1,342,000	3,806,000	3,072,000	9,965,000
Net sales	49,599,000	54,856,000	48,049,000	46,564,000	199,068,000
Gross margin	9,025,000	10,982,000	8,311,000	7,934,000	36,252,000
Operating income	4,890,000	6,232,000	3,902,000	3,474,000	18,498,000
Net income	3,196,000	4,039,000	2,484,000	2,331,000	12,050,000
Net income per common share:
Basic (1)	$0.42	$0.53	$0.33	$0.31	$1.59
Diluted (1)	$0.42	$0.53	$0.33	$0.31	$1.58

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company's independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2017, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2018, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2018, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2018, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2018, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 17, 2018, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

See Part II, Item 8 hereof.

(2) Financial Statement Schedules and Independent Auditor's Report

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2017, 2016 and 2015	62

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

March 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kevin L. Barnett
Kevin L. Barnett	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 7, 2018

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2018

*
James L. Simonton	Director	March 7, 2018

*
Thomas R. Cellitti	Director	March 7, 2018

*
James F. Crowley	Director	March 7, 2018

*
Ralph O. Hellmold	Director	March 7, 2018

*
Matthew Jauchius	Director	March 7, 2018

*
Andrew O. Smith	Director	March 7, 2018

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 7, 2018

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2017, 2016 and 2015.

Reserves deducted from asset to which it applies:

Allowance for Doubtful Accounts

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2017	$—	$—	$—	$—	$—
Year Ended December 31, 2016	$32,000	$(23,000)	$—	$9,000	$—
Year Ended December 31, 2015	$289,000	$(167,000)	$—	$90,000	$32,000

Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (B)	Balance at End of Year
Year Ended December 31, 2017	$309,000	$981,000	$—	$433,000	$857,000
Year Ended December 31, 2016	$523,000	$444,000	$—	$658,000	$309,000
Year Ended December 31, 2015	$813,000	$473,000	$—	$763,000	$523,000

(A) Amount represents uncollectible accounts written off.
(B) Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20,2015, between Core Molding Technologies, Inc. and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed March 23, 2015

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 2, 2015

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit No.	Description	Location
4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 2, 2015

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(c)	Credit agreement, dated December 9, 2008, by and between Core Molding Technologies, Inc. and Corecomposites de Mexico, S De. R.L. de C.V. and KeyBank National Association	Incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

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

10(c)(12)
Twelfth Amendment Agreement, dated August 4, 2017, to the Credit Agreement dated December 9, 2008 among Core Molding Technologies, Inc., Core Composites de Mexico, S. De R. L. de C.V. and Keybank National Association
Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 8, 2017

10(e)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(f)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

10(f)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(g)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003
10(g)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(h)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2017

10(i)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[2]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A, dated April 8, 2016

10(j)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(k)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(l)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(n)	Severance Agreement and Release in Full, dated August 24, 2016, between William Ringling and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 24, 2016.

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

23	Consent of Crowe Horwath LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

Exhibit No.	Description	Location
31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated March 7, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 7, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein
101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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