Form 10-Q
period 2018-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2018-05-10
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of May 4, 2017, the latest practicable date, 7,892,844 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales:
Products	$59,712,000	$36,336,000
Tooling	3,334,000	410,000
Total net sales	63,046,000	36,746,000

Total cost of sales	55,161,000	30,267,000

Gross margin	7,885,000	6,479,000

Total selling, general and administrative expense	6,760,000	3,925,000

Operating Income	1,125,000	2,554,000

Other income and expense
Interest expense	449,000	64,000
Net periodic post-retirement benefit cost	(12,000)	(12,000)
Total other income and expense	437,000	52,000

Income before taxes	688,000	2,502,000

Income tax expense	170,000	814,000

Net income	$518,000	$1,688,000

Net income per common share:
Basic	$0.07	$0.22
Diluted	$0.07	$0.22
Weighted average shares outstanding:
Basic	7,711,000	7,652,000
Diluted	7,800,000	7,708,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$518,000	$1,688,000

Other comprehensive income:

Hedging derivatives:
Unrealized hedge gain	769,000	662,000
Income tax expense	(162,000)	(225,000)

Post retirement benefit plan adjustments:
Net actuarial loss	43,000	37,000
Prior service costs	(124,000)	(124,000)
Income tax benefit	17,000	27,000

Comprehensive income	$1,061,000	$2,065,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,582,000	$26,780,000
Accounts receivable, net	41,273,000	19,846,000
Inventory, net	20,018,000	13,459,000
Prepaid expenses and other current assets	7,090,000	4,870,000
Total current assets	70,963,000	64,955,000

Property, plant and equipment, net	81,475,000	68,631,000
Goodwill	22,957,000	2,403,000
Intangibles, net	17,629,000	513,000
Other non-current assets	2,075,000	2,076,000
Total Assets	$195,099,000	$138,578,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$11,000,000	$—
Current portion of long-term debt	3,230,000	3,000,000
Accounts payable	18,035,000	13,850,000
Compensation and related benefits	5,363,000	3,524,000
Accrued other liabilities	4,923,000	4,212,000
Total current liabilities	42,551,000	24,586,000

Long-term debt	40,239,000	3,750,000
Deferred tax liability	395,000	395,000
Post retirement benefits liability	7,953,000	7,954,000
Total Liabilities	$91,138,000	$36,685,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,711,488 at March 31, 2018 and 7,711,277 December 31, 2017	77,000	77,000
Paid-in capital	31,796,000	31,465,000
Accumulated other comprehensive income, net of income taxes	2,613,000	2,070,000
Treasury stock - at cost, 3,773,128 at March 31, 2018 and December 31, 2017	(28,153,000)	(28,153,000)
Retained earnings	97,628,000	96,434,000
Total Stockholders’ Equity	103,961,000	101,893,000
Total Liabilities and Stockholders’ Equity	$195,099,000	$138,578,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017, as previously reported	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy (See Note 2)						1,069,000	1,069,000
Balance at January 1, 2018	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$97,503,000	$102,962,000
Net income						518,000	518,000
Cash dividends paid						(393,000)	(393,000)
Change in post retirement benefits, net of tax benefit of $17,000				(64,000)			(64,000)
Unrealized hedge gain, net of tax of $162,000				607,000			607,000
Restricted stock vested	211						—
Share-based compensation			331,000				331,000
Balance at March 31, 2018	7,711,488	$77,000	$31,796,000	$2,613,000	$(28,153,000)	$97,628,000	$103,961,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$518,000	$1,688,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,309,000	1,605,000
Share-based compensation	331,000	265,000
Loss on foreign currency translation	6,000	15,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(15,135,000)	(2,570,000)
Inventories	365,000	(773,000)
Prepaid and other assets	(115,000)	4,000
Accounts payable	2,209,000	1,633,000
Accrued and other liabilities	2,143,000	1,861,000
Post retirement benefits liability	(82,000)	(102,000)
Net cash (used in) provided by operating activities	(7,451,000)	3,626,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,580,000)	(544,000)
Purchase of assets of Horizon Plastics	(62,457,000)	—
Net cash used in investing activities	(64,037,000)	(544,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(13,174,000)	—
Gross borrowings on revolving line of credit	24,174,000	—
Proceeds from term loan	45,000,000	—
Payment of principal on existing term loan	(6,750,000)	(750,000)
Payment of principal on term loan	(844,000)	—
Payment of deferred loan costs	(723,000)	—
Excess tax (payable) benefit from equity plans	—	(26,000)
Cash dividends paid	(393,000)	—
Net cash provided by (used in) financing activities	47,290,000	(776,000)

Net change in cash and cash equivalents	(24,198,000)	2,306,000

Cash and cash equivalents at beginning of period	26,780,000	28,285,000

Cash and cash equivalents at end of period	$2,582,000	$30,591,000

Cash paid for:
Interest (net of amounts capitalized)	$378,000	$64,000
Income taxes	$—	$—
Non Cash:
Fixed asset purchases in accounts payable	$381,000	$561,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018. The Company has reclassified certain prior-year amounts to confirm to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's 2017 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company produces high quality molded products, assemblies and SMC materials for varied markets, including medium and heavy-duty trucks, automotive, marine, home improvement, water management, agriculture, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of SMC, bulk molding compounds (BMC), resin transfer molding (RTM), liquid molding of dicyclopentadiene (DCPD), spray-up and hand-lay-up, glass mat thermoplastics (GMT), direct long-fiber thermoplastics (D-LFT) and structural foam and web injection molding. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada.

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Revenue Recognition: The Company historically has recognized revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compound and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers title and risk of ownership to the customer and is entitled to payment upon shipment. In limited circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes title and risk of ownership at our production facility.
Tooling revenue is earned from manufacturing multiple tools, molds and assembly equipment as part of a tooling program for a customer. Given that the Company is providing a significant service of producing highly interdependent component parts of the tooling program, each tooling program consists of a single performance obligation to provide the customer the capability to produce a single product. Based on the arrangement with the customer, the Company recognizes revenue either at a point in time or over time. When the Company does not have an enforceable right to payment, the Company recognizes tooling revenue at a point in time. In such cases, the Company recognizes revenue upon customer acceptance, which is when the customer has legal title to the tools. The Company historically recognized all tooling revenue at a point in time, upon customer acceptance, before the adoption of ASU 2014-09.
Certain tooling programs include an enforceable right to payment. In those cases, the Company recognizes revenue over time based on the extent of progress towards completion of its performance obligation. The Company uses a cost-to-cost measure of progress for such contracts because it best depicts the transfer of value to the customer and also correlates with the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services to the customer. Under the cost-to-cost measure of progress, progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

Income taxes: The Company’s consolidated balance sheets include a net non-current deferred tax liability of $395,000 at March 31, 2018 and December 31, 2017. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 2017 Annual Report to Shareholders on Form 10-K.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts was needed at March 31, 2018 and December 31, 2017, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $1,493,000 at March 31, 2018 and $857,000 at December 31, 2017.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $973,000 at March 31, 2018 and $624,000 at December 31, 2017.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are generally classified as current. The Company has recorded contract assets in prepaid expenses and other current assets on the Consolidated Balance Sheet. During the three months ended March 31, 2018, the Company recognized no impairments on contract assets. Contract liabilities are also generally classified as current. The Company has recorded contract liabilities in other current liabilities on the Consolidated Balance Sheet. In the first quarter of 2017, the Company recognized revenue of $520,000 related to contract liabilities.
Derivative instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. For additional information on derivative instruments, see Note 14.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2018 or March 31, 2017.
Goodwill and Other Intangibles: The Company evaluates goodwill annually on December 31st to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. The Company evaluates goodwill for impairment utilizing the one-step qualitative assessment. The Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the Company's fair value is determined to be more likely than not impaired based on the one-step qualitative approach, a quantitative valuation to estimate the fair value of the Company is performed. Fair value measurements are based on a projected discounted cash flow valuation model, in accordance with ASC 350, “Intangibles-Goodwill and Other.”

There was no impairment of the Company's goodwill for the year ended December 31, 2017, and no indicators of impairment for the three months ended March 31, 2018.

Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at March 31, 2018 and December 31, 2017 of $959,000 and $862,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's 2017 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,049,000 at March 31, 2018 and $9,050,000 at December 31, 2017.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14, is the first quarter of fiscal year 2018. ASU 2014-09 will affect the timing of certain revenue related transactions primarily resulting from the earlier recognition of the Company's tooling sales and costs. The Company adopted this update as required through a cumulative adjustment to equity and contract assets of $1,069,000 on January 1, 2018. The transitional practical expedient related to contract modifications has been applied and the Company has not retrospectively restated contracts that were modified prior to January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. See Note 2, Critical Accounting Policies and Estimates, for the Company's policy on Revenue Recognition and Note 16, Changes in Accounting Policies, for further discussion on the effect of the adoption of ASC Topic 606 on the Company's Consolidated Financial Statements.

In March 2017, FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance was effective for the Company on January 1, 2018 and interim periods within that reporting period. The income statement presentation of the components of net periodic cost (benefit) was applied retrospectively, while limiting the capitalization of net periodic cost (benefit) in assets to the service cost component was applied prospectively. The Company adopted this standard update as required on January 1, 2018 and the impact of adoption resulted in a reclassification of all components of net periodic benefit from operating earnings to other income in the amount of $12,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended
	March 31,
	2018	2017
Net income	$518,000	$1,688,000

Weighted average common shares outstanding — basic	7,711,000	7,652,000
Effect of dilutive securities	89,000	56,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,800,000	7,708,000

Basic net income per common share	$0.07	$0.22
Diluted net income per common share	$0.07	$0.22

5. MAJOR CUSTOMERS
Core Molding Technologies has three major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Navistar product sales	$10,951,000	$9,257,000
Navistar tooling sales	—	18,000
Total Navistar sales	10,951,000	9,275,000

Volvo product sales	10,197,000	5,235,000
Volvo tooling sales	—	31,000
Total Volvo sales	10,197,000	5,266,000

PACCAR product sales	6,763,000	5,462,000
PACCAR tooling sales	3,203,000	190,000
Total PACCAR sales	9,966,000	5,652,000

Other product sales	31,801,000	16,382,000
Other tooling sales	131,000	171,000
Total other sales	31,932,000	16,553,000

Total product sales	59,712,000	36,336,000
Total tooling sales	3,334,000	410,000
Total sales	$63,046,000	$36,746,000

6. INVENTORY

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$13,716,000	$8,450,000
Work in process	1,589,000	2,061,000
Finished goods	4,713,000	2,948,000
	$20,018,000	$13,459,000

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

7. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	March 31, 2018	December 31, 2017
Property, plant and equipment	$159,442,000	$144,849,000
Accumulated depreciation	(77,967,000)	(76,218,000)
Property, plant and equipment — net	$81,475,000	$68,631,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Preliminary estimated fair value amount of $12,994,000 is included in the above table associated with the January 16, 2018 acquisition of Horizon Plastics. These amounts are preliminary, pending finalization of the fair value valuation reports. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Amounts invested in capital additions in progress were $4,582,000 and $3,045,000 at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, purchase commitments for capital expenditures in progress were $1,035,000 and $1,071,000, respectively.

8. HORIZON PLASTICS ACQUISITION

On January 16, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Horizon Plastics International Inc., 1541689 Ontario Inc., 2551024 Ontario Inc. and Horizon Plastics de Mexico, S.A. de C.V. (collectively "Horizon Plastics"). Pursuant to the terms of the Agreement the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics for a cash purchase of $62,457,000, subject to a working capital closing adjustment and other customary holdbacks, which are still pending.

The acquisition was funded through a combination of cash on hand and borrowings under the Amended and Restated Credit Agreement ("A/R Credit Agreement"), further described in Note 11, entered into with KeyBank National Association as administrative agent and various other financial institutions on January 16, 2018.

The purpose of the acquisition was to increase the Company's process capabilities to include structural foam and structural web molding, expand its geographical footprint, and diversify the Company's customer base.

Consideration was preliminarily allocated to assets acquired and liabilities assumed based on their fair values as of the acquisition date as follows:

Accounts Receivable	$7,655,000
Inventory	6,567,000
Other Current Assets	642,000
Property and Equipment	12,994,000
Intangibles	17,520,000
Goodwill	20,554,000
Accounts Payable	(3,181,000)
Other Current Liabilities	(294,000)
$62,457,000
The purchase price included consideration for strategic benefits, including an assembled workforce, operational infrastructure and synergistic revenue opportunities, which resulted in the recognition of goodwill. The goodwill is deductible for income tax purposes.

The Company incurred $1,283,000 of expense for the three months ended March 31, 2018 associated with the acquisition, which is recorded in selling, general and administrative expense.

The amount preliminarily allocated to intangible assets has been attributed to the following categories and will be amortized over the useful lives of each individual asset identified on a straight-line basis as follows:

Acquired Intangible Assets	Estimated Fair Value	Estimated Useful Life (Years)
Non-competition Agreement	$1,910,000	5 years
Trademarks	1,610,000	25 years
Developed Technology	4,420,000	7 years
Customer Relationships	9,580,000	12 years
Total	$17,520,000

The allocation of purchase price is preliminary and subject to completion upon obtaining the necessary remaining information, including (1) the identification and valuation of assets acquired and liabilities assumed, including intangible assets and related goodwill, and (2) the finalization of the opening balance sheet, including working capital settlements which are still pending. We have preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available. Any adjustments to the preliminary fair values will be made as such information becomes available and made within the customary measurement period.

Pro Forma Information
The unaudited pro forma information for the combined results of the Company has been prepared as if the 2018 acquisitions had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017 and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Pro forma for the three months ended March 31,
	2018	2017
Net revenue	$65,715	$53,347
Net income	1,230	2,911
Basic and diluted net income per share	$0.16	$0.38

Unaudited pro forma net income reflects additional depreciation expense of $55,000 and $319,000 for the three months ended March 31, 2018 and 2017, respectively, as well as additional intangible asset amortization expense of $78,000 and $469,000 for the three months ended March 31, 2018 and 2017, respectively, as well as additional income tax expense of $265,000 and $430,000 for the three months ended March 31, 2018 and 2017, respectively, and additional interest expense of $17,000 and $512,000 for the three months ended March 31, 2018 and 2017, respectively, that would have been recorded had the 2018 acquisition taken place on January 1, 2017. The unaudited pro forma net income excludes non-recurring incremental transaction costs of $1,283,000 directly attributable to the transaction for the three months ended March 31, 2018.

9. GOODWILL AND INTANGIBLES

Goodwill activity for the three months ended March 31, 2018 consisted of the following:

Balance at December 31, 2017	$2,403,000
Additions	20,554,000
Impairment	—
Balance at March 31, 2018	$22,957,000

Intangible assets at March 31, 2018 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250,000	$(30,000)	$220,000
Trademarks	25 years	1,610,000	(13,000)	1,597,000
Non-competition Agreement	5 years	1,910,000	(79,000)	1,831,000
Developed Technology	7 years	4,420,000	(131,000)	4,289,000
Customer Relationships	10-12 years	9,980,000	(288,000)	9,692,000
		$18,170,000	$(541,000)	$17,629,000

The aggregate intangible asset amortization expense was $404,000 and $13,000 for the three months ended March 31, 2018 and 2017, respectively. Amounts included above related to the January 16, 2018 acquisition of Horizon Plastics are preliminary and subject to change as the Company finalizes valuation studies.

10. POST RETIREMENT BENEFITS
The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
Pension expense:
Multi-employer plan	$178,000	$157,000
Defined contribution plan	259,000	207,000
Total pension expense	437,000	364,000

Health and life insurance:
Interest cost	69,000	75,000
Amortization of prior service costs	(124,000)	(124,000)
Amortization of net loss	43,000	37,000
Net periodic benefit cost	(12,000)	(12,000)

Total post retirement benefits expense	$425,000	$352,000

The Company made payments of $281,000 to pension plans and $71,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2018. For the remainder of 2018, the Company expects to make approximately $1,409,000 of pension plan payments, of which $611,000 was accrued at March 31, 2018. The Company also expects to make approximately

$1,025,000 of post-retirement healthcare and life insurance payments for the remainder of 2018, all of which were accrued at March 31, 2018.

11. DEBT
Debt consists of the following:

	March 31, 2018	December 31, 2017
Term loan payable to Key Bank, interest at a variable rate (3.36% at December 31, 2017)	$—	$6,750,000
Term loans, interest at a variable rate (3.70% at March 31, 2018) with quarterly payments of interest and principal through January 2023	44,156,000	—
Revolving loans, interest at a variable rate (3.70% at March 31, 2018)	11,000,000	—
Total	55,156,000	6,750,000
Less deferred loan costs	(687,000)	—
Less current portion	(14,230,000)	(3,000,000)
Long-term debt	$40,239,000	$3,750,000

Credit Agreement

On January 16, 2018, the Company entered into an A/R Credit Agreement with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $175,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. The term and revolving loans above initially pay interest at LIBOR plus a margin of 200 basis points. The basis point margin can range from 175 to 225 basis points based on the Company's leverage ratio.

The Company has available $40,000,000 of variable rate revolving loans of which $11,000,000 is outstanding as of March 31, 2018. These revolving loans are scheduled to mature on January 1, 2022, but are classified as current on the balance sheet as the Company expects to pay the outstanding balance off within the next twelve months.

Annual maturities of long-term debt are as follows:

2018	$2,531,000
2019	3,375,000
2020	4,500,000
2021	5,625,000
2022 and thereafter	28,125,000
Total	$44,156,000

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios and fixed charge ratios, as well as other customary affirmative and negative covenants. As of March 31, 2018, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Interest Rate Swaps

The Company also entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives 1 month LIBOR resulting in a total initial fixed rate of approximately 4.49% for both cash flow hedges. The fair value of the interest rate swap was $24,000 at March 31, 2018. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

12. INCOME TAXES

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

The Act's one-time transition tax calculation is complex, and as such our accounting for this item is provisional at this time. We have made a reasonable estimate of the effects of the one-time transition tax, and recognized this provisional amount in the fourth quarter of 2017. We have not made any measurement period adjustments related to our provisional estimates during the first quarter of 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.
The Company’s consolidated balance sheets include a net non-current deferred tax liability of $395,000 at March 31, 2018 and December 31, 2017. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of March 31, 2018 and December 31, 2017, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax expense for the three months ended March 31, 2018 is estimated to be $170,000, or approximately 25% of income before income taxes. Income tax expense for the three months ended March 31, 2017 was estimated to be $814,000, or approximately 33% of income before income taxes.
The Company files income tax returns in the U.S., Mexico, Canada and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2014, and is no longer subject to Mexican income tax examinations by Mexican authorities for years prior to 2012. As a result of the Horizon Plastics acquisition on January 16, 2018, the Company now has filing requirements in Canada.

13. SHARE BASED COMPENSATION
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

Restricted Awards
The Company grants shares of its common stock to certain directors, officers, key managers and employees in the form of unvested stock and units (“Restricted Awards”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance, net of estimated forfeitures, and amortized ratably as compensation expense over the applicable vesting period, which is typically three years. The Company has applied forfeiture rates, estimated based on historical experience, of 3.5%-6.5% to the restricted stock fair values. These estimated forfeiture rates are applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from these estimates.
The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	141,095	$16.79
Granted	41,176	19.21
Vested	(211)	15.85
Forfeited	(704)	22.68
Unvested balance at March 31, 2018	181,356	$17.38
At March 31, 2018 and 2017, there was $2,021,000 and $1,124,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to Restricted Awards granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost, net of estimated forfeitures, related to restricted award grants for the three months ended March 31, 2018 and 2017 was $331,000 and $265,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted award is recorded at the fair value at the time of the grant, net of estimated forfeitures, over the vesting period of the restricted award grant. The Company does not receive a tax deduction for restricted award until the restricted award vests. The tax deduction for restricted award is based on the fair market value as of the vesting date. The Company received no tax benefits for vested restricted award in excess of the fair market value as of the grant date for the three months ended March 31, 2018. Tax benefits received for vested restricted award in excess of the fair market value as of the grant date were $26,000 for the three months ended March 31, 2017.
During the three months ended March 31, 2018 and 2017, employees surrendered zero and 1,597 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2018 and December 31, 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of March 31, 2018 and December 31, 2017 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at March 31, 2018 and December 31, 2017 relating to the Company’s interest rate swaps and foreign currency derivatives.

Derivative and hedging activities
Foreign currency derivatives
The Company conducted business in foreign countries and paid certain expenses in foreign currencies; therefore, the Company was exposed to foreign currency exchange risk between the U.S. Dollar and foreign currencies, which could impact the Company’s operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company entered into forward contracts to exchange a fixed amount of U.S. Dollars for a fixed amount of foreign currency, which will be used to fund future foreign currency cash flows. At inception, all forward contracts are formally documented as cash flow hedges and are measured at fair value each reporting period.
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of March 31, 2018, the Company had no ineffective portion related to the cash flow hedges.
Interest Rate Swaps
The Company entered into interest rate swap contracts to fix the interest rate on an initial aggregate amount of $35,000,000 thereby reducing exposure to interest rate changes. The interest rate swap has an initial fixed rate of 4.49% and an effective date of January 18, 2018. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 11, "Debt", for additional information.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	March 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$478,000	Accrued liabilities other	$31,000
Notional contract values		$12,206,000		$7,178,000
Interest rate swaps	Prepaid expense other current assets	$24,000	Accrued liabilities other	$—
Notional swap values		$34,344,000		$—
	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued liabilities other	$298,000
Notional contract values		$—		$8,766,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued liabilities other	$—
Notional swap values		$—		$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the three months ended March 31, 2018 and 2017:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2018	2017		2018	2017
Foreign exchange contracts	$913,000	$642,000	Cost of goods sold	$146,000	$18,000
			Sales, general and administrative expense	$22,000	$2,000
Interest rate swaps	$24,000	$—	Interest Expense	$—	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of foreign currency spend.

See Note 8 for non-recurring fair value measurements for the three months ended March 31, 2018.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2018 and 2017:

2017:	Hedging Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(200,000)	$2,614,000	$2,414,000
Other Comprehensive Income before reclassifications	642,000	—	642,000
Amounts reclassified from accumulated other comprehensive income	20,000	(87,000)	(67,000)
Income tax benefit	(225,000)	27,000	(198,000)
Balance at March 31, 2017	$237,000	$2,554,000	$2,791,000

2018:
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000
Other Comprehensive Income before reclassifications	937,000	—	937,000
Amounts reclassified from accumulated other comprehensive income	(168,000)	(81,000)	(249,000)
Income tax benefit (expense)	(162,000)	17,000	(145,000)
Balance at March 31, 2018	$410,000	$2,203,000	$2,613,000

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of foreign currency spend. The tax effect of the foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 10 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

16. CHANGES IN ACCOUNTING POLICIES

The Company adopted ASC Topic 606 on January 1, 2018 through a cumulative adjustment to equity and contract assets of $1,069,000. Under ASC Topic 606, revenue of certain tooling programs that include an enforceable right to payment are now recognized over time based on the extent of progress towards completion of its performance obligation. Prior to the adoption of ASC Topic 606, the Company recognized revenue for these contracts on a completed contract basis.

The following tables summarize the effects of adopting Topic 606 on our unaudited consolidated financial statements for the three months ended March 31, 2018.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Net sales:
Products	$59,712,000	$—	$59,712,000
Tooling	3,334,000	(658,000)	2,676,000
Total net sales	63,046,000	(658,000)	62,388,000

Total cost of sales	55,161,000	(712,000)	54,449,000

Gross margin	7,885,000	54,000	7,939,000

Total selling, general and administrative expense	6,760,000	—	6,760,000

Operating Income	1,125,000	54,000	1,179,000

Other income and expense
Interest expense	449,000	—	449,000
Net periodic post-retirement benefit cost	(12,000)	—	(12,000)
Total other income and expense	437,000	—	437,000

Income before taxes	688,000	54,000	742,000

Income tax expense	170,000	11,000	181,000

Net income	$518,000	$43,000	$561,000

Net income per common share:
Basic	$0.07	$—	$0.07
Diluted	$0.07	$—	$0.07

Consolidated Balance Sheets (Unaudited)

	March 31, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Assets:
Current assets:
Cash and cash equivalents	$2,582,000	$—	$2,582,000
Accounts receivable, net	41,273,000	—	41,273,000
Inventory, net	20,018,000	—	20,018,000
Prepaid expenses and other current assets	7,090,000	(1,015,000)	6,075,000
Total current assets	70,963,000	(1,015,000)	69,948,000

Property, plant and equipment, net	81,475,000	—	81,475,000
Goodwill	22,957,000	—	22,957,000
Intangibles, net	17,629,000	—	17,629,000
Other non-current assets	2,075,000	—	2,075,000
Total Assets	$195,099,000	$(1,015,000)	$194,084,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$11,000,000	$—	$11,000,000
Current portion of long-term debt	3,230,000	—	3,230,000
Accounts payable	18,035,000	—	18,035,000
Compensation and related benefits	5,363,000	—	5,363,000
Accrued other liabilities	4,923,000	—	4,923,000
Total current liabilities	42,551,000	—	42,551,000

Long-term debt	40,239,000	—	40,239,000
Deferred tax liability	395,000	—	395,000
Post retirement benefits liability	7,953,000	—	7,953,000
Total Liabilities	$91,138,000	$—	$91,138,000
Commitments and Contingencies	—		—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2018 and December 31, 2017	—	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,711,488 at March 31, 2018 and 7,711,277 December 31, 2017	77,000	—	77,000
Paid-in capital	31,796,000	—	31,796,000
Accumulated other comprehensive income, net of income taxes	2,613,000	—	2,613,000
Treasury stock - at cost, 3,773,128 at March 31, 2018 and December 31, 2017	(28,153,000)	—	(28,153,000)
Retained earnings	97,628,000	(1,015,000)	96,613,000
Total Stockholders’ Equity	103,961,000	(1,015,000)	102,946,000
Total Liabilities and Stockholders’ Equity	$195,099,000	$(1,015,000)	$194,084,000

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Cash flows from operating activities:
Net income	$518,000	$43,000	$561,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,309,000	—	2,309,000
Share-based compensation	331,000	—	331,000
Loss on foreign currency translation	6,000	—	6,000
Change in operating assets and liabilities:
Accounts receivable	(15,135,000)	—	(15,135,000)
Inventories	365,000	—	365,000
Prepaid and other assets	(115,000)	(43,000)	(158,000)
Accounts payable	2,209,000	—	2,209,000
Accrued and other liabilities	2,143,000	—	2,143,000
Post retirement benefits liability	(82,000)	—	(82,000)
Net cash used in operating activities	(7,451,000)	—	(7,451,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,580,000)	—	(1,580,000)
Purchase of assets of Horizon Plastics	(62,457,000)	—	(62,457,000)
Net cash used in investing activities	(64,037,000)	—	(64,037,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(13,174,000)	—	(13,174,000)
Gross borrowings on revolving line of credit	24,174,000	—	24,174,000
Proceeds from Horizon Plastics term loan	45,000,000	—	45,000,000
Payment of principal on term loan	(6,750,000)	—	(6,750,000)
Payment of principal on Horizon Plastics term loan	(844,000)	—	(844,000)
Payment of deferred loan costs	(723,000)	—	(723,000)
Cash dividends paid	(393,000)	—	(393,000)
Net cash provided by financing activities	47,290,000	—	47,290,000

Net change in cash and cash equivalents	(24,198,000)	—	(24,198,000)

Cash and cash equivalents at beginning of period	26,780,000	—	26,780,000

Cash and cash equivalents at end of period	$2,582,000	$—	$2,582,000

Cash paid for:
Interest (net of amounts capitalized)	$378,000	$—	$378,000
Income taxes	$—	$—	$—
Non Cash:
Fixed asset purchases in accounts payable	$381,000	$—	$381,000

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including slowdown in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico and Canada; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions, including the recent acquisition of Horizon Plastics; the risk that the integration of Horizon Plastics may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from acquisition of Horizon Plastics may not be fully realized within the expected timeframe; revenues following the acquisition of Horizon Plastics may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Horizon Plastics; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2017 Annual Report on Form 10-K.

Description of the Company

Core Molding Technologies, Inc. is a manufacturer of sheet molding compound (SMC) and molder of thermoset and thermoplastic products. The Company produces high quality molded products, assemblies and SMC materials for varied markets, including medium and heavy-duty trucks, automotive, marine, home improvement, water management, agriculture, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of SMC, bulk molding compounds (BMC), resin transfer molding (RTM), liquid molding of dicyclopentadiene (DCPD), spray-up and hand-lay-up, glass mat thermoplastics (GMT), direct long-fiber thermoplastics (D-LFT) and structural foam and web injection molding . Core Molding Technologies has its headquarters in Columbus, Ohio, and operates production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, the Company established a manufacturing presence in Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, the Company acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. The Company also acquired in 2015 substantially all of the assets of CPI Binani, Inc. ("CPI"), a wholly-owned subsidiary of Binani Industries Limited, located in Winona, Minnesota, which expanded the Company's process capabilities to include D-LFT and diversified its customer base. Most recently in 2018, the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics, which added manufacturing facilities in Cobourg, Canada and Escobedo, Mexico. The purpose of the acquisition was to increase the Company's process capabilities to include structural foam and structural web molding, expand its geographical footprint, and diversify the Company's customer base.

Business Overview

The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs and performance and leverage of our fixed cost and selling, general and administrative (”SG&A”) infrastructure.

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 51% and 59% of the Company’s product revenue for the three months ended March 31, 2018 and 2017, respectively.

Operating performance is dependent on the Company’s ability to manage changes in input costs for items such as raw materials, labor, and overhead operating costs. Performance is also affected by manufacturing efficiencies, including items such as on time delivery, quality, scrap, and productivity. Market factors of supply and demand can impact operating costs. In periods of rapid increases or decreases in customer demand, the Company is required to ramp operations activity up or down quickly which may impact manufacturing efficiencies more than in periods of steady demand.

Operating performance is also dependent on the Company’s ability to efficiently launch new customer programs, which are typically extremely complex in nature. The start of production of a new program is the result of a process of developing new molds and assembly equipment, validation testing, manufacturing process design, development and testing, along with training and often hiring employees. Meeting the targeted levels of manufacturing efficiency for new programs usually occurs over time as the Company gains experience with new tools and processes. Therefore, during a new program launch period, start-up costs and inefficiencies can affect operating results.

Product sales for the three months ended March 31, 2018 increased approximately 64% compared to the same period in 2017. New sales from the acquisition of Horizon Plastics and higher demand from our truck customers were the primary drivers of the increase. For the three months ended March 31, 2018, product sales to truck customers increased by 43.5% compared to the same period in 2017, as the rapid ramp up in the truck market continued. According to ACT Research, North American heavy-duty truck production increased 45.6% for the three months ended March 31, 2018 compared to the same period in 2017.

Operating income decreased approximately 56% for the three months ended March 31, 2018 compared to the same period in 2017 largely due to operating performance and higher operating and SG&A costs. Operating performance was impacted by the ramp up in overall demand, lower manufacturing efficiency, and higher raw material and labor costs due to inflationary pressures driven by a stronger North American economy. The ramp up in customer demand along with the launch of several new programs have required a significant increase in labor requirements. As a result, the Company has incurred additional hiring, training, overtime and contract labor costs. The addition of new employees and the use of contract labor has resulted in a less experienced workforce and has resulted in manufacturing inefficiencies. The Company has also incurred higher premium delivery freight and other costs as a result of the higher levels of demand. Higher SG&A costs, some that are one-time in nature, resulted primarily from the Horizon Plastics acquisition.

For the three months ended March 31, 2018, the Company recorded net income of $518,000, or $0.07 per basic and diluted share, compared with net income of $1,688,000, or $0.22 per basic and diluted share for the three months ended March 31, 2017. Higher costs of sales and Horizon Plastics one-time acquisition transaction cost negatively impacted net income.

Looking forward, the Company anticipates that 2018 product sales levels will increase as compared to 2017, due to additional sales from the acquisition of Horizon Plastics and higher demand from truck customers. ACT Research is forecasting a full year 2018 increase in heavy-duty truck production of 28% compared to 2017, which should result in an increase in our truck customer demand in 2018. We anticipate that raw material prices will remain elevated and the tight labor conditions will continue to put pressure on wage costs in several locations. We also expect to have some level of manufacturing inefficiencies and expedited delivery costs moving forward, but anticipate that these costs will decrease as new employees become more experienced and new programs become more mature. The Company has several additional new program launches expected to start production in the third and fourth quarters of 2018 that may affect overall results.

Results of Operations

Three Months Ended March 31, 2018, as Compared to Three Months Ended March 31, 2017

Net sales for the three months ended March 31, 2018 and 2017 totaled $63,046,000 and $36,746,000, respectively. Included in total sales were tooling project sales of $3,334,000 and $410,000 for the three months ended March 31, 2018 and 2017, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2018 were approximately $59,712,000 compared $36,336,000 for the same period in 2017. This increase in sales is primarily the result of new sales from the acquisition of Horizon Plastics totaling $14,732,000 and higher demand from truck customers of $9,404,000.

Gross margin was approximately 12.5% of sales for the three months ended March 31, 2018, compared with 17.6% for the three months ended March 31, 2017. The gross margin percentage decline was due to an unfavorable net change in manufacturing efficiency (labor, hiring, overtime and training costs) and product mix of 4.5%, an unfavorable net change in selling price and material costs of 1.5% and an unfavorable net change in expedited delivery and other customer chargebacks of 1.1%. The unfavorable changes were partially offset by higher fixed costs leverage of 1.2% related to the increase in sales and a favorable 0.8% impact from the Horizon Plastics acquisition.

Selling, general and administrative expense (“SG&A”) was $6,760,000 for the three months ended March 31, 2018, compared to $3,925,000 for the three months ended March 31, 2017. The increase in SG&A expense primarily resulted from one-time acquisition fees of $1,283,000, additional ongoing SG&A costs of $619,000 related to Horizon Plastics, higher intangible amortization of $390,000 and higher outside service and professional fees of $376,000.

Interest expense totaled $449,000 for the three months ended March 31, 2018, compared to interest expense of $64,000 for the three months ended March 31, 2017. The increase in interest expense was primarily due to a higher average outstanding debt balance and higher interest rates during the three months ended March 31, 2018, when compared to the same period in 2017.

Income tax expense for the three months ended March 31, 2018 and 2017 was approximately 25% and 33% of total income before income taxes, respectively. The decrease in the effective tax rate primarily relates to the change in the U.S. statutory rate change offset by taxes related to the operations of Horizon Plastics, acquired in January 2018.

The Company recorded net income for the three months ended March 31, 2018 of $518,000, or $0.07 per basic and diluted share, compared with net income of $1,688,000, or $0.22 per basic and diluted share, for the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate movements. As of March 31, 2018, the Company had outstanding foreign exchange contracts with notional amounts totaling $19,384,000, compared to $8,766,000 outstanding as of December 31, 2017. As of March 31, 2018, the Company also had outstanding interest rate swaps with notional amounts totaling $34,344,000, compared to none outstanding as of December 31, 2017.

Cash used in operating activities for the three months ended March 31, 2018 totaled $7,451,000. Net income of $518,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to

$2,309,000. Changes in working capital decreased cash used in operating activities by $10,533,000, which primarily related to increases in accounts receivable, offset by increases in accounts payable and accrued liabilities.

Cash used in investing activities for the three months ended March 31, 2018 was $64,037,000, which primarily related to the acquisition of Horizon Plastics totaling $62,457,000. The Company also had $1,580,000 related to purchases of property, plant and equipment. The Company anticipates spending up to $8,500,000 during the remainder of 2018 on property, plant and equipment purchases for all of the Company's operations. At March 31, 2018, purchase commitments for capital expenditures in progress were $1,035,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments.

Cash provided by financing activities for the three months ended March 31, 2018 totaled $47,290,000, which primarily consisted of net borrowings from revolving loans of $11,000,000 and term loan borrowings of $45,000,000, offset by the payoff of existing term loan of $6,750,000, net scheduled repayments of principal on the Company's outstanding term loans of $844,000 and cash payment of dividends of $393,000.

At March 31, 2018, the Company had $2,582,000 of cash on hand, and an available balance on the revolving line of credit of $29,000,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios and fixed charge ratios, as well as other customary affirmative and negative covenants. As of March 31, 2018, the Company was in compliance with its financial covenants.

Management regularly evaluates the Company’s ability to effectively meet its debt covenants. Based on the Company’s forecasts, which are based on industry analysts’ estimates of heavy and medium-duty truck production volumes, customers' forecasts, as well as other assumptions, management believes that the Company will be able to maintain compliance with its financial covenants for the next 12 months. Management believes that existing cash, cash flow from operating activities and available borrowings under the A/R Credit Agreement will be sufficient to meet the Company’s liquidity needs for the next 12 months. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company’s liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

The Company did not have or experience any  material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of March 31, 2018 or December 31, 2017.

Critical Accounting Policies and Estimates

For information on critical accounting policies and estimates, see Note 2 "Critical Accounting Policies and Estimates," to the consolidated financial statements included herein.

Recent Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 3 "Recent Accounting Pronouncements," to the consolidated financial statements included herein.

Part I — Financial Information

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Core Molding Technologies’ primary market risk results from changes in the price of commodities used in its manufacturing operations. Core Molding Technologies is also exposed to fluctuations in interest rates and foreign currency fluctuations associated with the Mexican peso and Canadian Dollar. Core Molding Technologies does not hold any material market risk sensitive instruments for trading purposes. The Company may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates.
Core Molding Technologies has the following three items that are sensitive to market risks: (1) Revolving Loans and Term Loans under the Amended and Restated Credit Agreement, some of which bear a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican pesos and Canadian dollars with United States dollars to meet certain obligations; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil, natural gas and other feedstocks as well as processing capacity versus demand.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Term Loan would have been impacted, as the interest rate on these loans is based upon LIBOR. It would not, however, have a material effect on earnings before tax.
Assuming a hypothetical 10% decrease in the United States dollar to Mexican peso and Canadian dollar exchange rate, the Company would be impacted by an increase in operating costs, which would have an adverse effect on operating margins.
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
Due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company has had changes in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.	Risk Factors
There have been no material changes in Core Molding Technologies’ risk factors from those previously disclosed in Core Molding Technologies' 2017 Annual Report on Form 10-K.

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

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 10, 2018	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	May 10, 2018	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

2(e)
Asset Purchase Agreement dated as of January 16, 2018 between 1137952 B.C. Ltd., Horizon Plastics International, Inc., 1541689 Ontario Inc., 2551024 Ontario Inc., Horizon Plastics de Mexico, S.A. de C.V., and Brian Read
Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2018

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

10(a)
Amend and Restated Credit Agreement dated January 16, 2018, among Core Molding Technologies, Inc., 1137925 B.C. Ltd., the Lenders Named Therein, KeyBank National Association and KeyBanc Capital Markets Inc.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2018

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated May 10, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated May 10, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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