Form 10-Q
period 2018-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2018-08-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of August 8, 2018, the latest practicable date, 7,990,443 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
Products	$65,225,000	$36,794,000	$124,937,000	$73,130,000
Tooling	3,376,000	10,574,000	6,710,000	10,984,000
Total net sales	68,601,000	47,368,000	131,647,000	84,114,000

Total cost of sales	60,704,000	40,027,000	115,864,000	70,296,000

Gross margin	7,897,000	7,341,000	15,783,000	13,818,000

Total selling, general and administrative expense	6,479,000	4,168,000	13,239,000	8,093,000

Operating Income	1,418,000	3,173,000	2,544,000	5,725,000

Other income and expense
Interest expense	624,000	65,000	1,073,000	129,000
Net periodic post-retirement benefit cost	(12,000)	(12,000)	(24,000)	(24,000)
Total other income and expense	612,000	53,000	1,049,000	105,000

Income before taxes	806,000	3,120,000	1,495,000	5,620,000

Income tax expense	361,000	958,000	532,000	1,772,000

Net income	$445,000	$2,162,000	$963,000	$3,848,000

Net income per common share:
Basic	$0.06	$0.28	$0.12	$0.50
Diluted	$0.06	$0.28	$0.12	$0.50
Weighted average shares outstanding:
Basic	7,743,000	7,687,000	7,727,000	7,669,000
Diluted	7,800,000	7,752,000	7,800,000	7,730,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$445,000	$2,162,000	$963,000	$3,848,000

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge (loss) gain	(1,092,000)	134,000	(348,000)	796,000
Income tax benefit (expense)	200,000	(46,000)	47,000	(271,000)

Interest rate swaps:
Adjustment for amortization of losses included in net income	224,000	—	248,000	—
Income tax expense	(50,000)	—	(57,000)	—

Post retirement benefit plan adjustments:
Net actuarial loss	43,000	38,000	86,000	75,000
Prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Income tax benefit	17,000	25,000	34,000	52,000

Comprehensive income (loss)	$(337,000)	$2,189,000	$725,000	$4,252,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2018	December 31,
	(Unaudited)	2017
Assets:
Current assets:
Cash and cash equivalents	$—	$26,780,000
Accounts receivable, net	38,601,000	19,846,000
Inventory, net	19,683,000	13,459,000
Prepaid expenses and other current assets	8,382,000	4,870,000
Total current assets	66,666,000	64,955,000

Property, plant and equipment, net	81,609,000	68,631,000
Goodwill	22,957,000	2,403,000
Intangibles, net	17,148,000	513,000
Other non-current assets	2,125,000	2,076,000
Total Assets	$190,505,000	$138,578,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$784,000	$—
Current portion of long-term debt	3,230,000	3,000,000
Accounts payable	24,883,000	13,850,000
Compensation and related benefits	5,075,000	3,524,000
Accrued other liabilities	5,210,000	4,212,000
Total current liabilities	39,182,000	24,586,000

Long-term debt	39,401,000	3,750,000
Deferred tax liability	395,000	395,000
Post retirement benefits liability	7,912,000	7,954,000
Total Liabilities	$86,890,000	$36,685,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,771,415 at June 30, 2018 and 7,711,277 December 31, 2017	78,000	77,000
Paid-in capital	32,434,000	31,465,000
Accumulated other comprehensive income, net of income taxes	1,832,000	2,070,000
Treasury stock - at cost, 3,790,308 at June 30, 2018 and 3,773,128 at December 31, 2017	(28,403,000)	(28,153,000)
Retained earnings	97,674,000	96,434,000
Total Stockholders’ Equity	103,615,000	101,893,000
Total Liabilities and Stockholders’ Equity	$190,505,000	$138,578,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017, as previously reported	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy (See Note 2)						1,069,000	1,069,000
Balance at January 1, 2018	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$97,503,000	$102,962,000
Net income						963,000	963,000
Cash dividends paid						(792,000)	(792,000)
Change in post retirement benefits, net of tax benefit of $34,000				(128,000)			(128,000)
Unrealized foreign currency hedge loss, net of tax of $47,000				(301,000)			(301,000)
Change in interest rate swaps, net of tax of $57,000				191,000			191,000
Purchase of treasury stock	(17,180)				(250,000)		(250,000)
Restricted stock vested	77,318	1,000					1,000
Share-based compensation			969,000				969,000
Balance at June 30, 2018	7,771,415	$78,000	$32,434,000	$1,832,000	$(28,403,000)	$97,674,000	$103,615,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$963,000	$3,848,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,701,000	3,209,000
Share-based compensation	969,000	790,000
Loss on foreign currency translation	(5,000)	(1,000)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(12,463,000)	(3,163,000)
Inventories	700,000	(1,163,000)
Prepaid and other assets	(1,644,000)	(304,000)
Accounts payable	8,878,000	2,756,000
Accrued and other liabilities	1,664,000	290,000
Post retirement benefits liability	(205,000)	(232,000)
Net cash provided by operating activities	3,558,000	6,030,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,428,000)	(1,381,000)
Purchase of assets of Horizon Plastics	(62,457,000)	—
Net cash used in investing activities	(65,885,000)	(1,381,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(46,514,000)	—
Gross borrowings on revolving line of credit	47,298,000	—
Proceeds from term loan	45,000,000
Payment of principal on term loans	(8,438,000)	(1,500,000)
Payment of deferred loan costs	(757,000)	—
Cash dividends paid	(792,000)	—
Payments related to the purchase of treasury stock	(250,000)	(372,000)
Net cash provided by (used in) financing activities	35,547,000	(1,872,000)

Net change in cash and cash equivalents	(26,780,000)	2,777,000

Cash and cash equivalents at beginning of period	26,780,000	28,285,000

Cash and cash equivalents at end of period	$—	$31,062,000

Cash paid for:
Interest (net of amounts capitalized)	$1,022,000	$129,000
Income taxes	$520,000	$2,212,000
Non Cash:
Fixed asset purchases in accounts payable	$574,000	$158,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2018, and the results of operations and cash flows for the six months ended June 30, 2018. The Company has reclassified certain prior-year amounts to confirm to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's 2017 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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
Income taxes: The Company’s consolidated balance sheets include a net non-current deferred tax liability of $395,000 at June 30, 2018 and December 31, 2017. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 2017 Annual Report to Shareholders on Form 10-K.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $10,000 and zero at June 30, 2018 and December 31, 2017, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $1,860,000 at June 30, 2018 and $857,000 at December 31, 2017.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $988,000 at June 30, 2018 and $624,000 at December 31, 2017.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are generally classified as current. The Company has recorded contract assets in prepaid expenses and other current assets on the Consolidated Balance Sheet. During the six months ended June 30, 2018, the Company recognized no impairments on contract assets. Contract liabilities are also generally classified as current. The Company has recorded contract liabilities in other current liabilities on the Consolidated Balance Sheet. For the six months ended June 30, 2018, the Company recognized revenue of $561,000 related to contract liabilities.
Derivative instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income immediately. For additional information on derivative instruments, see Note 14.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the six months ended June 30, 2018 or June 30, 2017.
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

There was no impairment of the Company's goodwill for the year ended December 31, 2017, and no indicators of impairment for the six months ended June 30, 2018.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at June 30, 2018 and December 31, 2017 of $998,000 and $862,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's 2017 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,008,000 at June 30, 2018 and $9,050,000 at December 31, 2017.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14, is the first quarter of fiscal year 2018. ASU 2014-09 affects the timing of certain revenue-related transactions primarily resulting from the earlier recognition of the Company's tooling sales and costs. The Company adopted this update as required through a cumulative adjustment to equity and contract assets of $1,069,000 on January 1, 2018. The transitional practical expedient related to contract modifications has been applied and the Company has not retrospectively restated contracts that were modified prior to January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. See Note 2, Critical Accounting Policies and Estimates, for the Company's policy on Revenue Recognition and Note 16, Changes in Accounting Policies, for further discussion on the effect of the adoption of ASC Topic 606 on the Company's Consolidated Financial Statements.

In March 2017, FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance was effective for the Company on January 1, 2018 and interim periods within that reporting period. The income statement presentation of the components of net periodic cost (benefit) was applied retrospectively, while limiting the capitalization of net periodic cost (benefit) in assets to the service cost component was applied prospectively. The Company adopted this standard update as required on January 1, 2018 and the impact of adoption resulted in a reclassification of all components of net periodic benefit from operating earnings to other income in the amount of $12,000 for the three months ended June 30, 2018 and 2017, respectively, and $24,000 for the six months ended June 30, 2018 and 2017, respectively.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$445,000	$2,162,000	$963,000	$3,848,000

Weighted average common shares outstanding — basic	7,743,000	7,687,000	7,727,000	7,669,000
Effect of dilutive securities	57,000	65,000	73,000	61,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,800,000	7,752,000	7,800,000	7,730,000

Basic net income per common share	$0.06	$0.28	$0.12	$0.50
Diluted net income per common share	$0.06	$0.28	$0.12	$0.50

5. MAJOR CUSTOMERS
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”) and Universal Forest Products, Inc. (“UFP”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Navistar product sales	$12,866,000	$9,919,000	$23,817,000	$19,175,000
Navistar tooling sales	12,000	60,000	12,000	78,000
Total Navistar sales	12,878,000	9,979,000	23,829,000	19,253,000

Volvo product sales	11,988,000	7,548,000	22,185,000	12,783,000
Volvo tooling sales	43,000	7,548,000	43,000	7,579,000
Total Volvo sales	12,031,000	15,096,000	22,228,000	20,362,000

PACCAR product sales	8,537,000	6,391,000	15,300,000	11,852,000
PACCAR tooling sales	2,860,000	2,692,000	6,063,000	2,882,000
Total PACCAR sales	11,397,000	9,083,000	21,363,000	14,734,000

UFP product sales	8,450,000	—	14,049,000	—
UFP tooling sales	—	—	—	—
Total UFP sales	8,450,000	—	14,049,000	—

Other product sales	23,384,000	12,936,000	49,586,000	29,320,000
Other tooling sales	461,000	274,000	592,000	445,000
Total other sales	23,845,000	13,210,000	50,178,000	29,765,000

Total product sales	65,225,000	36,794,000	124,937,000	73,130,000
Total tooling sales	3,376,000	10,574,000	6,710,000	10,984,000
Total sales	$68,601,000	$47,368,000	$131,647,000	$84,114,000

6. INVENTORY

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$13,984,000	$8,450,000
Work in process	1,235,000	2,061,000
Finished goods	4,464,000	2,948,000
	$19,683,000	$13,459,000

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

7. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	June 30, 2018	December 31, 2017
Property, plant and equipment	$161,476,000	$144,849,000
Accumulated depreciation	(79,867,000)	(76,218,000)
Property, plant and equipment — net	$81,609,000	$68,631,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Preliminary estimated fair value amount of $12,994,000 is included in the above table associated with the January 16, 2018 acquisition of Horizon Plastics. These amounts are preliminary, pending finalization of the fair value valuation reports. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Amounts invested in capital additions in progress were $4,454,000 and $3,045,000 at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, purchase commitments for capital expenditures in progress were $1,916,000 and $1,071,000, respectively.

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

The Company incurred $1,289,000 of expense for the six months ended June 30, 2018 associated with the acquisition, which is recorded in selling, general and administrative expense.

The amount preliminarily allocated to intangible assets has been attributed to the following categories and will be amortized over the useful lives of each individual asset identified on a straight-line basis as follows:

Acquired Intangible Assets	Estimated Fair Value	Estimated Useful Life (Years)
Non-competition Agreement	$1,910,000	5
Trademarks	1,610,000	25
Developed Technology	4,420,000	7
Customer Relationships	9,580,000	12
Total	$17,520,000

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

	Pro forma for the three months ended June 30,		Pro forma for the six months ended June 30,
	2018	2017	2018	2017
Net revenue	$68,601,000	$62,971,000	$134,316,000	$116,318,000
Net income	543,000	3,270,000	1,773,000	6,181,000
Net income per common share:
Basic	$0.07	$0.43	$0.23	$0.81
Diluted	$0.07	$0.42	$0.23	$0.80

The unaudited pro forma net income includes the following adjustments that would have been recorded had the 2018 acquisition taken place on January 1, 2017.

	Pro forma for the three months ended June 30,		Pro forma for the six months ended June 30,
	2018	2017	2018	2017
Depreciation expense	$—	$16,000	$55,000	$38,000
Amortization expense	—	469,000	78,000	938,000
Interest expense	(124,000)	468,000	(107,000)	937,000
Income tax expense (benefit)	$26,000	$(283,000)	$(14,000)	$(470,000)

The unaudited pro forma net income excludes non-recurring incremental transaction costs of $6,000 and $1,289,000 directly attributable to the transaction for the three and six months ended June 30, 2018.

9. GOODWILL AND INTANGIBLES

Goodwill activity for the six months ended June 30, 2018 consisted of the following:

Balance at December 31, 2017	$2,403,000
Additions	20,554,000
Impairment	—
Balance at June 30, 2018	$22,957,000

Intangible assets at June 30, 2018 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25	$250,000	$(33,000)	$217,000
Trademarks	25	1,610,000	(29,000)	1,581,000
Non-competition Agreement	5	1,910,000	(175,000)	1,735,000
Developed Technology	7	4,420,000	(289,000)	4,131,000
Customer Relationships	10-12	9,980,000	(496,000)	9,484,000
		$18,170,000	$(1,022,000)	$17,148,000

The aggregate intangible asset amortization expense was $481,000 and $12,000 for the three months ended June 30, 2018 and 2017, respectively. The aggregate intangible asset amortization expense was $885,000 and $25,000 for the six months ended June 30, 2018 and 2017, respectively. Amounts included above related to the January 16, 2018 acquisition of Horizon Plastics are preliminary and subject to change as the Company finalizes valuation studies.

10. POST RETIREMENT BENEFITS
The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Pension expense:
Multi-employer plan	$185,000	$169,000	$363,000	$326,000
Defined contribution plan	286,000	188,000	545,000	395,000
Total pension expense	471,000	357,000	908,000	721,000

Health and life insurance:
Interest cost	69,000	74,000	138,000	149,000
Amortization of prior service costs	(124,000)	(124,000)	(248,000)	(248,000)
Amortization of net loss	43,000	38,000	86,000	75,000
Net periodic benefit cost	(12,000)	(12,000)	(24,000)	(24,000)

Total post retirement benefits expense	$459,000	$345,000	$884,000	$697,000

The Company made payments of $618,000 to pension plans and $181,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2018. For the remainder of 2018, the Company expects to make approximately $1,193,000 of pension plan payments, of which $601,000 was accrued at June 30, 2018. The Company also expects to make approximately $915,000 of post-retirement healthcare and life insurance payments for the remainder of 2018, all of which were accrued at June 30, 2018.

11. DEBT
Debt consists of the following:

	June 30, 2018	December 31, 2017
Term loan payable to Key Bank, interest at a variable rate (3.36% at December 31, 2017)	$—	$6,750,000
Term loans, interest at a variable rate (4.34% at June 30, 2018) with quarterly payments of interest and principal through January 2023	43,313,000	—
Revolving loans, interest at a variable rate (4.18% at June 30, 2018)	784,000	—
Total	44,097,000	6,750,000
Less deferred loan costs	(682,000)	—
Less current portion	(4,014,000)	(3,000,000)
Long-term debt	$39,401,000	$3,750,000

Credit Agreement

On January 16, 2018, the Company entered into an A/R Credit Agreement with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $175,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. The basis point margin can range from 175 to 225 basis points based on the Company's leverage ratio and was set at 225 basis points as of June 30, 2018.

The Company has available $40,000,000 of variable rate revolving loans of which $784,000 is outstanding as of June 30, 2018. These revolving loans are scheduled to mature on January 1, 2022, but are classified as current on the balance sheet as the Company expects to pay the outstanding balance off within the next twelve months.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios and fixed charge ratios, as well as other customary affirmative and negative covenants. As of June 30, 2018, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Interest Rate Swaps

The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives one month LIBOR resulting in a total initial fixed rate of approximately 4.49% for both cash flow hedges. The fair value of the interest rate swap was an asset of $248,000 at June 30, 2018. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

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

The Act's one-time transition tax calculation is complex, and as such our accounting for this item is provisional at this time. We have made a reasonable estimate of the effects of the one-time transition tax, and recognized this provisional amount in the fourth quarter of 2017. We have not made any measurement period adjustments related to our provisional estimates during the second quarter of 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.
The Company’s consolidated balance sheets include a net non-current deferred tax liability of $395,000 at June 30, 2018 and December 31, 2017. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of June 30, 2018 and December 31, 2017, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax expense for the six months ended June 30, 2018 is estimated to be $532,000, or approximately 36% of income before income taxes. Income tax expense for the six months ended June 30, 2017 was estimated to be $1,772,000, or approximately 32% of income before income taxes.
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
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	141,095	$16.79
Granted	156,953	15.51
Vested	(77,318)	16.31
Forfeited	(1,702)	22.68
Unvested balance at June 30, 2018	219,028	$16.00
At June 30, 2018 and 2017, there was $2,957,000 and $2,142,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to Restricted Awards granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation cost, net of estimated forfeitures, related to restricted award grants for the three months ended June 30, 2018 and 2017 was $639,000 and $526,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the six months ended June 30, 2018 and 2017 was $970,000 and $791,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted award is recorded at the fair value at the time of the grant, net of estimated forfeitures, over the vesting period of the restricted award grant. The Company does not receive a tax deduction for restricted award until the restricted award vests. The tax deduction for restricted award is based on the fair market value as of the vesting date. Additional tax expense due for the fair market value on the grant date in excess of the value at time of vesting was $20,000 for the six months ended June 30, 2018. Tax benefits received for vested restricted award in excess of the fair market value as of the grant date were $136,000 for the six months ended June 30, 2017.
During the six months ended June 30, 2018 and 2017, employees surrendered 17,180 and 19,533 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2018 and December 31, 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of June 30, 2018 and December 31, 2017 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at June 30, 2018 and December 31, 2017 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of June 30, 2018, the Company had no ineffective portion related to the cash flow hedges.
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

Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued liabilities other	$644,000
Notional contract values		$—		$20,983,000
Interest rate swaps	Other non-current assets	$248,000	Other non-current liabilities	$—
Notional swap values		$33,688,000		$—
	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued liabilities other	$298,000
Notional contract values		$—		$8,766,000
Interest rate swaps	Other non-current assets	$—	Other non-current liabilities	$—
Notional swap values		$—		$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the three months ended June 30, 2018 and 2017:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2018	2017		2018	2017
Foreign exchange contracts	$(1,036,000)	$299,000	Cost of goods sold	$50,000	$144,000
			Selling, general and administrative expense	$7,000	$21,000
Interest rate swaps	$176,000	$—	Interest Expense	$(50,000)	$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the six months ended June 30, 2018 and 2017:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2018	2017		2018	2017
Foreign exchange contracts	$(123,000)	$941,000	Cost of goods sold	$196,000	$126,000
			Selling, general and administrative expense	$29,000	$19,000
Interest rate swaps	$140,000	$—	Interest Expense	$(108,000)	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

See Note 8 for non-recurring fair value measurements for the six months ended June 30, 2018.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the six months ended June 30, 2018 and 2017:

2017:	Hedging Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(200,000)	$2,614,000	$2,414,000
Other Comprehensive Income before reclassifications	941,000	—	941,000
Amounts reclassified from accumulated other comprehensive income	(145,000)	(173,000)	(318,000)
Income tax benefit	(271,000)	52,000	(219,000)
Balance at June 30, 2017	$325,000	$2,493,000	$2,818,000

2018:
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000
Other Comprehensive Income before reclassifications	17,000	—	17,000
Amounts reclassified from accumulated other comprehensive income	(117,000)	(162,000)	(279,000)
Income tax benefit (expense)	(10,000)	34,000	24,000
Balance at June 30, 2018	$(307,000)	$2,139,000	$1,832,000

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of foreign currency spend. The tax effect of the foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income. The interest rate swap activity reclassified from Accumulated Other Comprehensive Income is recorded in Interest Expense. The tax effect of the interest rate swap activity reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

(B) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in other income and expense on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 10 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

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

The following tables summarize the effects of adopting Topic 606 on our unaudited consolidated financial statements for the three and six months ended June 30, 2018.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	June 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Net sales:
Products	$65,225,000	$—	$65,225,000
Tooling	3,376,000	3,020,000	6,396,000
Total net sales	68,601,000	3,020,000	71,621,000

Total cost of sales	60,704,000	2,472,000	63,176,000

Gross margin	7,897,000	548,000	8,445,000

Total selling, general and administrative expense	6,479,000	—	6,479,000

Operating Income	1,418,000	548,000	1,966,000

Other income and expense
Interest expense	624,000	—	624,000
Net periodic post-retirement benefit cost	(12,000)	—	(12,000)
Total other income and expense	612,000	—	612,000

Income before taxes	806,000	548,000	1,354,000

Income tax expense	361,000	115,000	476,000

Net income	$445,000	$433,000	$878,000

Net income per common share:
Basic	$0.06	$—	$0.11
Diluted	$0.06	$—	$0.11

Consolidated Statements of Income (Unaudited)

	Six Months Ended
	June 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Net sales:
Products	$124,937,000	$—	$124,937,000
Tooling	6,710,000	2,362,000	9,072,000
Total net sales	131,647,000	2,362,000	134,009,000

Total cost of sales	115,864,000	1,760,000	117,624,000

Gross margin	15,783,000	602,000	16,385,000

Total selling, general and administrative expense	13,239,000	—	13,239,000

Operating Income	2,544,000	602,000	3,146,000

Other income and expense
Interest expense	1,073,000	—	1,073,000
Net periodic post-retirement benefit cost	(24,000)	—	(24,000)
Total other income and expense	1,049,000	—	1,049,000

Income before taxes	1,495,000	602,000	2,097,000

Income tax expense	532,000	126,000	658,000

Net income	$963,000	$476,000	$1,439,000

Net income per common share:
Basic	$0.12	$—	$0.19
Diluted	$0.12	$—	$0.18

Consolidated Balance Sheets (Unaudited)

	June 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Assets:
Current assets:
Cash and cash equivalents	$—	$—	$—
Accounts receivable, net	38,601,000	—	38,601,000
Inventory, net	19,683,000	—	19,683,000
Prepaid expenses and other current assets	8,382,000	(593,000)	7,789,000
Total current assets	66,666,000	(593,000)	66,073,000

Property, plant and equipment, net	81,609,000	—	81,609,000
Goodwill	22,957,000	—	22,957,000
Intangibles, net	17,148,000	—	17,148,000
Other non-current assets	2,125,000	—	2,125,000
Total Assets	$190,505,000	$(593,000)	$189,912,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$784,000	$—	$784,000
Current portion of long-term debt	3,230,000	—	3,230,000
Accounts payable	24,883,000	—	24,883,000
Compensation and related benefits	5,075,000	—	5,075,000
Accrued other liabilities	5,210,000	—	5,210,000
Total current liabilities	39,182,000	—	39,182,000

Long-term debt	39,401,000	—	39,401,000
Deferred tax liability	395,000	—	395,000
Post retirement benefits liability	7,912,000	—	7,912,000
Total Liabilities	$86,890,000	$—	$86,890,000
Commitments and Contingencies	—		—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2018 and December 31, 2017	—	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,771,415 at June 30, 2018 and 7,711,277 December 31, 2017	78,000	—	78,000
Paid-in capital	32,434,000	—	32,434,000
Accumulated other comprehensive income, net of income taxes	1,832,000	—	1,832,000
Treasury stock - at cost, 3,790,308 at June 30, 2018 and 3,773,128 at December 31, 2017	(28,403,000)	—	(28,403,000)
Retained earnings	97,674,000	(593,000)	97,081,000
Total Stockholders’ Equity	103,615,000	(593,000)	103,022,000
Total Liabilities and Stockholders’ Equity	$190,505,000	$(593,000)	$189,912,000

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Cash flows from operating activities:
Net income	$963,000	$476,000	$1,439,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,701,000	—	4,701,000
Share-based compensation	969,000	—	969,000
Loss on foreign currency translation	(5,000)	—	(5,000)
Change in operating assets and liabilities:
Accounts receivable	(12,463,000)	—	(12,463,000)
Inventories	700,000	—	700,000
Prepaid and other assets	(1,644,000)	(476,000)	(2,120,000)
Accounts payable	8,878,000	—	8,878,000
Accrued and other liabilities	1,664,000	—	1,664,000
Post retirement benefits liability	(205,000)	—	(205,000)
Net cash used in operating activities	3,558,000	—	3,558,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,428,000)	—	(3,428,000)
Purchase of assets of Horizon Plastics	(62,457,000)	—	(62,457,000)
Net cash used in investing activities	(65,885,000)	—	(65,885,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(46,514,000)	—	(46,514,000)
Gross borrowings on revolving line of credit	47,298,000	—	47,298,000
Proceeds from Horizon Plastics term loan	45,000,000	—	45,000,000
Payment of principal on term loans	(8,438,000)	—	(8,438,000)
Payment of deferred loan costs	(757,000)	—	(757,000)
Cash dividends paid	(792,000)	—	(792,000)
Payments related to the purchase of treasury stock	(250,000)	—	(250,000)
Net cash provided by financing activities	35,547,000	—	35,547,000

Net change in cash and cash equivalents	(26,780,000)	—	(26,780,000)

Cash and cash equivalents at beginning of period	26,780,000	—	26,780,000

Cash and cash equivalents at end of period	$—	$—	$—

Cash paid for:
Interest (net of amounts capitalized)	$1,022,000	$—	$1,022,000
Income taxes	$520,000	$—	$520,000
Non Cash:
Fixed asset purchases in accounts payable	$574,000	$—	$574,000

Part I — Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico and Canada; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions, including the recent acquisition of Horizon Plastics; the risk that the integration of Horizon Plastics may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from acquisition of Horizon Plastics may not be fully realized within the expected timeframe; revenues following the acquisition of Horizon Plastics may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Horizon Plastics; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the 2017 Annual Report on Form 10-K.

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

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly-owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, the Company established a manufacturing presence in Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, the Company acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately-held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. The Company also acquired in 2015 substantially all of the assets of CPI Binani, Inc. ("CPI"), a wholly-owned subsidiary of Binani Industries Limited, located in Winona, Minnesota, which expanded the Company's process capabilities to include D-LFT and diversified its customer base. Most recently in 2018, the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics, which added manufacturing facilities in Cobourg, Canada and Escobedo, Mexico. The purpose of the acquisition was to increase the Company's process capabilities to include structural foam and structural web molding, expand its geographical footprint, and diversify the Company's customer base.

Business Overview

General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 52% and 65% of the Company’s product revenue for the six months ended June 30, 2018 and 2017, respectively.

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

Operating performance is also dependent on the Company’s ability to effectively launch new customer programs, which are typically extremely complex in nature. The start of production of a new program is the result of a process of developing new molds and assembly equipment, validation testing, manufacturing process design, development and testing, along with training and often hiring employees. Meeting the targeted levels of manufacturing efficiency for new programs usually occurs over time as the Company gains experience with new tools and processes. Therefore, during a new program launch period, start-up costs and inefficiencies can affect operating results.

First Half 2018 Overview
Product sales for the six months ended June 30, 2018 increased 71% compared to the same period in 2017, and operating income declined 56%. New sales from the acquisition of Horizon Plastics and higher demand from our truck customers were the primary drivers of the sales increase, while the decrease in operating income was largely due to increased manufacturing inefficiencies at several of the Company's facilities and higher operating and SG&A costs.

For the six months ended June 30, 2018, product sales to truck customers increased by 42% compared to the same period in 2017, as the rapid ramp up in the truck market continued. According to ACT Research, North American heavy-duty truck production increased approximately 30% for the six months ended June 30, 2018 compared to the same period in 2017.

The Company continues to experience manufacturing inefficiencies as a result of the significant ramp up in overall demand in the heavy-duty truck market and the launch of several new programs. Given the current high demand levels, the Company has experienced extreme difficulty hiring, training and retaining labor in a tightening labor market at several manufacturing facilities. This, coupled with asset capacity constraints, has resulted in increased manufacturing inefficiencies and the inability to consistently meet customers' delivery and quality requirements, including for several of the Company's major customers.

The Company's first half 2018 operating income was negatively affected by ongoing manufacturing inefficiencies and increased manufacturing costs as compared to the same period in 2017. Additional expenses realized as a result of these inefficiencies and higher operating costs include increased hiring, training, wages, overtime, non-local third party contract labor, including travel and local lodging, scrap, rework, expedited premium shipping, customer charges, returns, repairs and maintenance, and raw material costs.

For the six months ended June 30, 2018, the Company recorded net income of $963,000, or $0.12 per basic and diluted share, compared with net income of $3,848,000, or $0.50 per basic and diluted share for the six months ended June 30, 2017. One-time acquisition transaction costs related to the Horizon Plastics acquisition negatively impacted net income by $941,000 ($1,289,000 pre-tax), or $0.12 per share for the first half of 2018. Excluding the one-time costs, the Company’s net income for the first half of 2018 would have been $1,904,000, or $0.24 per share. The Horizon Plastics acquisition, excluding one-time transaction costs, contributed earnings of $0.20 per basic and diluted share for the first half of 2018.

Looking forward, the Company anticipates continued higher product sales for the remainder of 2018 compared to 2017, due to additional sales from the acquisition of Horizon Plastics and higher demand from truck customers. ACT Research is forecasting 2018 heavy-duty truck production of 316,000 units which is an increase of 24% compared to 2017. While we are working aggressively to improve our operating performance and profitability, we anticipate many of the factors affecting our results in the first half of 2018 will continue. We also have additional new program launches in the second half of 2018 that may adversely affect overall results due to startup inefficiencies and the need for additional labor required to support these programs.

Plans to improve performance include programs for further hiring, training and retention of our workforce, adding further technical resources and outside consulting support, negotiating customer price increases, possible temporary or permanent move of business to other manufacturers and investments to increase and improve equipment capacity and reliability.

Results of Operations

Three Months Ended June 30, 2018, as Compared to Three Months Ended June 30, 2017

Net sales for the three months ended June 30, 2018 and 2017 totaled $68,601,000 and $47,368,000, respectively. Included in total sales were tooling project sales of $3,376,000 and $10,574,000 for the three months ended June 30, 2018 and 2017, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended June 30, 2018 were approximately $65,225,000 compared to $36,794,000 for the same period in 2017. This increase in sales is primarily the result of new sales from the acquisition of Horizon Plastics totaling $17,960,000 and higher demand from truck and marine customers of $9,808,000 and $744,000, respectively.

Gross margin was approximately 11.5% of sales for the three months ended June 30, 2018, compared with 15.5% for the three months ended June 30, 2017. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency, primarily higher labor, scrap and overhead costs, of 6.8%, the impact of higher customer chargebacks of 1.2% and an unfavorable net change in selling price and material costs of 0.6%. The unfavorable changes were partially offset by a favorable 2.7% impact from the Horizon Plastics acquisition and higher fixed costs leverage of 1.9% related to increase sales.

Selling, general and administrative expense (“SG&A”) was $6,479,000 for the three months ended June 30, 2018, compared to $4,168,000 for the three months ended June 30, 2017. The increase in SG&A expense primarily resulted from additional ongoing SG&A costs of $1,004,000 related to Horizon Plastics, higher intangible amortization of $469,000, higher outside service and professional fees of $450,000 and higher labor and benefit costs of $420,000, offset by a decrease in profit sharing expense of $300,000.

Interest expense totaled $624,000 for the three months ended June 30, 2018, compared to interest expense of $65,000 for the three months ended June 30, 2017. The increase in interest expense was due to a higher average outstanding debt balance and higher interest rates during the three months ended June 30, 2018, when compared to the same period in 2017.

Income tax expense for the three months ended June 30, 2018 and 2017 was 45% and 31% of total income before income taxes, respectively. The increase in the effective tax rate relates to the net effect of taxable income in a higher statutory rate tax jurisdictions being offset by taxable losses in lower statutory rate tax jurisdictions.

The Company recorded net income for the three months ended June 30, 2018 of $445,000, or $0.06 per basic and diluted share, compared with net income of $2,162,000, or $0.28 per basic and diluted share, for the three months ended June 30, 2017.

Comprehensive losses totaled $337,000 for the three months ended June 30, 2018, compared to comprehensive income of $2,189,000 for the same period ended June 30, 2017. The decrease was primarily related to lower net income of $1,717,000 and a change in unrealized foreign currency hedge of $980,000, net of tax, during the three months ended June 30, 2018.

Six Months Ended June 30, 2018, as Compared to Six Months Ended June 30, 2017

Net sales for the six months ended June 30, 2018 and 2017 totaled $131,647,000 and $84,114,000, respectively. Included in total sales were tooling project sales of $6,710,000 and $10,984,000 for the six months ended June 30, 2018 and 2017, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the six months ended June 30, 2018 were approximately $124,937,000 compared to $73,130,000 for the same period in 2017. This increase in sales is primarily the result of new sales from the acquisition of Horizon Plastics totaling $32,691,000 and higher demand from truck and marine customers of $19,212,000 and $1,067,000, respectively.

Gross margin was approximately 12.0% of sales for the six months ended June 30, 2018, compared with 16.4% for the six months ended June 30, 2017. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency, primarily higher labor, scrap and overhead costs, of 5.5%, the impact of higher customer chargebacks of 1.2% and an unfavorable net change in selling price and material costs of 1.1%. The unfavorable changes were partially offset by a favorable 1.8% impact from the Horizon Plastics acquisition and higher fixed costs leverage of 1.6% related to the increase in sales.

Selling, general and administrative expense (“SG&A”) was $13,239,000 for the six months ended June 30, 2018, compared to $8,093,000 for the six months ended June 30, 2017. The increase in SG&A expense primarily resulted from additional ongoing SG&A costs of $1,647,000 related to Horizon Plastics, one-time acquisition fees of $1,289,000, higher intangible amortization of $860,000, higher outside service and professional fees of $847,000 and higher labor and benefit costs of $520,000, offset by a decrease in profit sharing expense of $387,000.

Interest expense totaled $1,073,000 for the six months ended June 30, 2018, compared to interest expense of $129,000 for the six months ended June 30, 2017. The increase in interest expense was primarily due to a higher average outstanding debt balance and higher interest rates during the six months ended June 30, 2018, when compared to the same period in 2017.

Income tax expense for the six months ended June 30, 2018 and 2017 was approximately 36% and 32% of total income before income taxes, respectively. The increase in the effective tax rate relates to the net effect of taxable income in a higher statutory rate tax jurisdictions being offset by taxable losses in lower statutory rate tax jurisdictions.

The Company recorded net income for the six months ended June 30, 2018 of $963,000, or $0.12 per basic and diluted share, compared with net income of $3,848,000, or $0.50 per basic and diluted share, for the six months ended June 30, 2017.

Comprehensive income totaled $725,000 for the six months ended June 30, 2018, compared to $4,252,000 for the same period ended June 30, 2017. The decrease was primarily related to lower net income of $2,885,000 and a change in unrealized foreign currency hedges of $826,000, net of tax, during the six months ended June 30, 2018.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of June 30, 2018, the Company had outstanding foreign exchange contracts with notional amounts totaling $20,983,000, compared to $8,766,000 outstanding as of December 31, 2017. As of June 30, 2018, the Company also had outstanding interest rate swaps with notional amounts totaling $33,688,000, compared to none outstanding as of December 31, 2017.

Cash provided by operating activities for the six months ended June 30, 2018 totaled $3,558,000. Net income of $963,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $4,701,000. Changes in working capital decreased cash provided by operating activities by $2,865,000, which primarily related to increases in accounts receivable and prepaid and other current assets, offset by increases in accounts payable and accrued liabilities.

At June 30, 2018, the Company had no cash on hand, and an available balance on the revolving line of credit of $39,216,000. Subject to compliance with ongoing loan covenant requirements, management believes that cash flow from operating activities and available borrowings under the A/R Credit Agreement will be sufficient to meet the Company’s liquidity needs for the next 12 months.

Cash used in investing activities for the six months ended June 30, 2018 was $65,885,000, which primarily related to the acquisition of Horizon Plastics totaling $62,457,000. The Company also had $3,428,000 related to purchases of property, plant and equipment. The Company anticipates spending up to $5,000,000 during the remainder of 2018 on property, plant and equipment purchases for all of the Company's operations.

At June 30, 2018, purchase commitments for capital expenditures in progress were $1,916,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments.

Cash provided by financing activities for the six months ended June 30, 2018 totaled $35,547,000, which primarily consisted of new term loan borrowings of $45,000,000, offset by the payoff of a previous term loan of $6,750,000, and net scheduled repayments of principal on outstanding term loans of $1,688,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios and fixed charge ratios, as well as other customary affirmative and negative covenants. As of June 30, 2018, the Company was in compliance with its financial covenants. Should the Company not be in compliance with its loan covenants in the future management would likely seek a waiver of default, attempt to reset covenants or refinance existing obligations. If the Company were unable to obtain this relief, the outstanding obligations would be in default and become payable on demand which could have a material adverse effect on the Company. Additionally, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Management regularly evaluates the Company’s ability to meet its debt covenants. These evaluations consider the Company’s forecasts, which are based on industry analysts’ estimates of heavy and medium-duty truck production volumes, customers' forecasts, current operating performance and expected future performance as well as other assumptions.

The Company’s results of operations have been negatively impacted by its operating performance in the first half of 2018. At current high demand levels, the Company has experienced extreme difficulty hiring, training and retaining labor in a tightening labor market and asset capacity constraints, which have resulted in higher manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements. Company performance has been negatively impacted by additional expenses realized as a result of these inefficiencies and higher operating costs including increased hiring, training, wages, overtime, non-local third party contract labor, including travel and local lodging, scrap, rework, expedited premium shipping, customer charges, returns, repairs and maintenance, and raw material costs. If the Company is unable to improve financial performance, management believes it may not be able to meet its financial covenants and maintain compliance with its debt obligations for the next 12 months.

The Company is aggressively focused on financial improvement plans including further programs for hiring, training and retention of our workforce, adding further technical resources and outside consulting support, negotiating customer price increases, possible temporary or permanent move of business to other manufacturers and investments to increase and improve equipment capacity and reliability. We are diligently working to implement the changes necessary to improve and restructure our operations for long-term profitability.

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of June 30, 2018 or December 31, 2017.

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

In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), as supplemented by the following risk factors, which describe various risks that may affect our business, financial condition and operations. References to “we,” “us,” and “our” in this “Risk Factors” section refer to Core Molding Technologies and its subsidiaries, unless otherwise specified or unless the context otherwise required. No other material change in the risk factors discussed in the Form 10-K, as supplemented by this Form 10-Q, has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Our manufacturing capacity, labor force and operations may not be appropriate for future levels of demand and may materially adversely affect our gross margins and operating results.

When market demand increases, we must have available manufacturing capacity and must increase our labor force to meet increases in customer demand. We have continued to experience a significant ramp up in overall demand in the heavy-duty truck market, along with the launch of several new programs. Given the current high demand levels, the Company has experienced asset capacity constraints and difficulty hiring, training and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers. Additional expenses that we have realized in 2018 as a result of these inefficiencies include increased hiring, training, wages, overtime, non-local third party contract labor, including travel and local lodging, scrap, rework, expedited premium shipping, returns, customer charges and repairs and maintenance.

If we continue to experience manufacturing inefficiencies, we may continue to incur additional expenses as described above and may reduce demand through the possible temporary or permanent move of business (which may include major customers’ business) to other manufacturers, which would adversely affect our gross margins and operating results.

Ongoing difficulty in hiring, training and retaining skilled labor could result in increased cost overruns, an inability to satisfy customer demands and otherwise adversely affect our business.

We depend on skilled labor in the manufacture of our products.  Given the current high demand levels in 2018, we have experienced difficulty hiring, training and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers.  Recent difficulties in securing skilled labor have resulting in increased hiring and training costs and increased overtime to meet demand, increased wage rates to attract and retain operators, the use of non-local third party contract labor and higher scrap and rework costs due to inexperience workers.  Continuation of such difficulties in securing labor could result in increased cost, an inability to satisfy customer demands, and an inability to maintain or increase production rates which would adversely affect our business.

In the event we engage in any restructuring of our manufacturing operations to address operational efficiencies, such actions may be disruptive to our business and may not result in anticipated cost savings.

Management continuously evaluates our facilities and operations in an effort to make our business more efficient. During 2018, we have continued to experience asset capacity constraints and difficulty hiring, training and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers. As management continues to evaluate our facilities and operations in an effort to make our business more efficient, as well as whether to move certain customers’ business in order to minimize production constraints, we may incur additional costs, asset impairments and restructuring charges in connection with changes to operations, that to the extent incurred in the future could adversely affect our future earnings and cash flows. Such actions may be disruptive to our business. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning our stock repurchases during the three months ended June 30, 2018 is below. All stock was purchased to satisfy tax withholding obligation upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2018	—	—	—	—
May 1 to 31, 2018	17,180	14.56	—	—
June 1 to 30, 2018	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 9, 2018	By:	/s/ Kevin L. Barnett
Kevin L. Barnett
President, Chief Executive Officer, and Director

Date:	August 9, 2018	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2018

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by Kevin L. Barnett, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Kevin L. Barnett, Chief Executive Officer of Core Molding Technologies, Inc., dated August 9, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated August 9, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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