Form 10-Q
period 2018-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2018-11-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of November 8, 2018, the latest practicable date, 8,098,983 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales:
Products	$62,305,000	$37,593,000	$187,243,000	$110,723,000
Tooling	2,371,000	901,000	9,081,000	11,885,000
Total net sales	64,676,000	38,494,000	196,324,000	122,608,000

Total cost of sales	59,814,000	32,742,000	175,679,000	103,037,000

Gross margin	4,862,000	5,752,000	20,645,000	19,571,000

Total selling, general and administrative expense	6,349,000	4,358,000	19,587,000	12,450,000

Operating Income (Loss)	(1,487,000)	1,394,000	1,058,000	7,121,000

Other income and expense
Interest expense	632,000	62,000	1,705,000	191,000
Net periodic post-retirement benefit	(12,000)	(12,000)	(36,000)	(36,000)
Total other income and expense	620,000	50,000	1,669,000	155,000

Income (Loss) before taxes	(2,107,000)	1,344,000	(611,000)	6,966,000

Income tax expense (benefit)	(304,000)	489,000	228,000	2,262,000

Net income (loss)	$(1,803,000)	$855,000	$(839,000)	$4,704,000

Net income (loss) per common share:
Basic	$(0.23)	$0.11	$(0.11)	$0.61
Diluted	$(0.23)	$0.11	$(0.11)	$0.61
Weighted average shares outstanding:
Basic	7,804,000	7,711,000	7,758,000	7,683,000
Diluted	7,804,000	7,757,000	7,758,000	7,739,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(1,803,000)	$855,000	$(839,000)	$4,704,000

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	907,000	(139,000)	561,000	657,000
Income tax (expense) benefit	(202,000)	48,000	(156,000)	(223,000)

Interest rate swaps:
Unrealized hedge gain	175,000	—	424,000	—
Income tax benefit (expense)	(40,000)	—	(97,000)	—

Post retirement benefit plan adjustments:
Net actuarial loss	43,000	37,000	129,000	112,000
Prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Income tax benefit	17,000	26,000	51,000	78,000

Comprehensive income (loss)	$(1,027,000)	$703,000	$(299,000)	$4,956,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2018	December 31,
	(Unaudited)	2017
Assets:
Current assets:
Cash and cash equivalents	$—	$26,780,000
Accounts receivable, net	38,666,000	19,846,000
Inventory, net	22,648,000	13,459,000
Prepaid expenses and other current assets	8,123,000	4,870,000
Total current assets	69,437,000	64,955,000

Property, plant and equipment, net	80,822,000	68,631,000
Goodwill	22,957,000	2,403,000
Intangibles, net	16,666,000	513,000
Other non-current assets	2,184,000	2,076,000
Total Assets	$192,066,000	$138,578,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	3,230,000	3,000,000
Accounts payable	29,066,000	13,850,000
Compensation and related benefits	5,071,000	3,524,000
Accrued other liabilities	4,940,000	4,212,000
Total current liabilities	42,307,000	24,586,000

Long-term debt	38,591,000	3,750,000
Deferred tax liability	395,000	395,000
Post retirement benefits liability	7,924,000	7,954,000
Total Liabilities	$89,217,000	$36,685,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,771,415 at September 30, 2018 and 7,711,277 December 31, 2017	78,000	77,000
Paid-in capital	32,693,000	31,465,000
Accumulated other comprehensive income, net of income taxes	2,609,000	2,070,000
Treasury stock - at cost, 3,790,308 at September 30, 2018 and 3,773,128 at December 31, 2017	(28,403,000)	(28,153,000)
Retained earnings	95,872,000	96,434,000
Total Stockholders’ Equity	102,849,000	101,893,000
Total Liabilities and Stockholders’ Equity	$192,066,000	$138,578,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017, as previously reported	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy (See Note 2)						1,069,000	1,069,000
Balance at January 1, 2018	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$97,503,000	$102,962,000
Net loss						(839,000)	(839,000)
Cash dividends paid						(792,000)	(792,000)
Change in post retirement benefits, net of tax benefit of $51,000				(192,000)			(192,000)
Unrealized foreign currency hedge gain, net of tax of $156,000				404,000			404,000
Change in interest rate swaps, net of tax of $97,000				327,000			327,000
Purchase of treasury stock	(17,180)				(250,000)		(250,000)
Restricted stock vested	77,318	1,000					1,000
Share-based compensation			1,228,000				1,228,000
Balance at September 30, 2018	7,771,415	$78,000	$32,693,000	$2,609,000	$(28,403,000)	$95,872,000	$102,849,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(839,000)	$4,704,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,105,000	4,814,000
Loss on disposal of assets	6,000	—
Share-based compensation	1,228,000	1,061,000
Loss on foreign currency translation	14,000	29,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(12,528,000)	(4,742,000)
Inventories	(2,265,000)	(1,882,000)
Prepaid and other assets	3,060,000	(1,544,000)
Accounts payable	13,272,000	3,062,000
Accrued and other liabilities	(2,255,000)	(684,000)
Post retirement benefits liability	(274,000)	(289,000)
Net cash provided by operating activities	6,524,000	4,529,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,761,000)	(2,259,000)
Purchase of assets of Horizon Plastics	(62,457,000)	—
Net cash used in investing activities	(67,218,000)	(2,259,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(67,594,000)	—
Gross borrowings on revolving line of credit	67,594,000	—
Proceeds from term loan	45,000,000	—
Payment of principal on term loans	(9,281,000)	(2,250,000)
Payment of deferred loan costs	(763,000)	—
Cash dividends paid	(792,000)	(393,000)
Payments related to the purchase of treasury stock	(250,000)	(372,000)
Net cash provided by (used in) financing activities	33,914,000	(3,015,000)

Net change in cash and cash equivalents	(26,780,000)	(745,000)

Cash and cash equivalents at beginning of period	26,780,000	28,285,000

Cash and cash equivalents at end of period	$—	$27,540,000

Cash paid for:
Interest (net of amounts capitalized)	$1,612,000	$193,000
Income taxes	$848,000	$2,394,000
Non Cash:
Fixed asset purchases in accounts payable	$344,000	$343,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2018, and the results of operations and cash flows for the nine months ended September 30, 2018. The Company has reclassified certain prior-year amounts to conform to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's 2017 Annual Report to Shareholders, should be read in conjunction with these consolidated financial statements.

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
Income taxes: The Company’s consolidated balance sheets include a net non-current deferred tax liability of $395,000 at September 30, 2018 and December 31, 2017. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's 2017 Annual Report to Shareholders on Form 10-K.
Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $18,000 and zero at September 30, 2018 and December 31, 2017, respectively. Management also records estimates for chargebacks for customer returns and deductions, discounts offered to customers, and price adjustments. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be required. The Company reduced accounts receivable for chargebacks by $2,163,000 at September 30, 2018 and $857,000 at December 31, 2017.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $715,000 at September 30, 2018 and $624,000 at December 31, 2017.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are generally classified as current. The Company has recorded contract assets in prepaid expenses and other current assets on the Consolidated Balance Sheet. During the nine months ended September 30, 2018, the Company recognized no impairments on contract assets. Contract liabilities are also generally classified as current. The Company has recorded contract liabilities in other current liabilities on the Consolidated Balance Sheet. For the nine months ended September 30, 2018, the Company recognized revenue of $561,000 related to contract liabilities.
Derivative instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates on long term debt obligations. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income immediately. For additional information on derivative instruments, see Note 14.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the nine months ended September 30, 2018 or September 30, 2017.
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

There was no impairment of the Company's goodwill for the year ended December 31, 2017, and no indicators of impairment for the nine months ended September 30, 2018.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at September 30, 2018 and December 31, 2017 of $949,000 and $862,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's 2017 Annual Report to Shareholders on Form 10-K. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,020,000 at September 30, 2018 and $9,050,000 at December 31, 2017.

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

In accordance with ASU 2016-02, we plan to elect not to recognize lease assets and lease liabilities for leases with a term of twelve months or less. The ASU requires a modified retrospective transition method, or a transition method option under ASU 2018-11, with the option to elect a package of practical expedients that permits the Company to: a. not reassess whether expired or existing contracts contain leases, b. not reassess lease classification for existing or expired leases and c. not consider whether previously capitalized initial direct costs would be appropriate under the new standard. The Company will elect to apply the package of practical expedients.

The Company is assessing the impact of this pronouncement and revised guidance and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures related to the recognition of lease assets and liabilities that are not included in the Consolidated Balance Sheets under existing accounting guidance.  The adoption of pronouncement will have a significant impact on our consolidated balance sheet, but is not expected to have a significant impact on our consolidated statement of income or statement of cash flows.  We will adopt this new accounting standard on its effective date of January 1, 2019. We have not yet determined the dollar impact of recording leases on our consolidated balance sheet.

In March 2017, FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance was effective for the Company on January 1, 2018 and interim periods within that reporting period. The income statement presentation of the components of net periodic cost (benefit) was applied retrospectively, while limiting the capitalization of net periodic cost (benefit) in assets to the service cost component was applied prospectively. The Company adopted this standard update as required on January 1, 2018 and the impact of adoption resulted in a reclassification of all components of net periodic benefit from operating earnings to other income in the amount of $12,000 for the three months ended September 30, 2018 and 2017, respectively, and $36,000 for the nine months ended September 30, 2018 and 2017, respectively.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

4. NET INCOME PER COMMON SHARE
Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(1,803,000)	$855,000	$(839,000)	$4,704,000

Weighted average common shares outstanding — basic	7,804,000	7,711,000	7,758,000	7,683,000
Effect of dilutive securities	—	46,000	—	56,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,804,000	7,757,000	7,758,000	7,739,000

Basic net income (loss) per common share	$(0.23)	$0.11	$(0.11)	$0.61
Diluted net income (loss) per common share	$(0.23)	$0.11	$(0.11)	$0.61

5. MAJOR CUSTOMERS
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”) and Universal Forest Products, Inc. (“UFP”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Navistar product sales	$14,123,000	$11,319,000	$37,939,000	$30,495,000
Navistar tooling sales	1,031,000	12,000	1,043,000	90,000
Total Navistar sales	15,154,000	11,331,000	38,982,000	30,585,000

Volvo product sales	11,037,000	7,261,000	33,222,000	20,044,000
Volvo tooling sales	11,000	432,000	54,000	8,011,000
Total Volvo sales	11,048,000	7,693,000	33,276,000	28,055,000

PACCAR product sales	10,684,000	7,316,000	25,984,000	19,168,000
PACCAR tooling sales	321,000	50,000	6,384,000	2,932,000
Total PACCAR sales	11,005,000	7,366,000	32,368,000	22,100,000

UFP product sales	7,212,000	—	21,261,000	—
UFP tooling sales	240,000	—	240,000	—
Total UFP sales	7,452,000	—	21,501,000	—

Other product sales	19,249,000	11,697,000	68,837,000	41,016,000
Other tooling sales	768,000	407,000	1,360,000	852,000
Total other sales	20,017,000	12,104,000	70,197,000	41,868,000

Total product sales	62,305,000	37,593,000	187,243,000	110,723,000
Total tooling sales	2,371,000	901,000	9,081,000	11,885,000
Total sales	$64,676,000	$38,494,000	$196,324,000	$122,608,000

6. INVENTORY

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$15,048,000	$8,450,000
Work in process	1,360,000	2,061,000
Finished goods	6,240,000	2,948,000
	$22,648,000	$13,459,000

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

7. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	September 30, 2018	December 31, 2017
Property, plant and equipment	$162,572,000	$144,849,000
Accumulated depreciation	(81,750,000)	(76,218,000)
Property, plant and equipment — net	$80,822,000	$68,631,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Preliminary estimated fair value amount of $12,994,000 is included in the above table associated with the January 16, 2018 acquisition of Horizon Plastics. These amounts are preliminary, pending finalization of working capital adjustments and the fair value valuation reports. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Amounts invested in capital additions in progress were $4,178,000 and $3,045,000 at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, purchase commitments for capital expenditures in progress were $1,087,000 and $1,071,000, respectively.

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

The Company incurred $1,289,000 of expense for the nine months ended September 30, 2018 associated with the acquisition, which is recorded in selling, general and administrative expense.

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

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2018	2017	2018	2017
Net revenue	$64,676,000	$54,348,000	$198,993,000	$170,666,000
Net income (loss)	(1,693,000)	1,570,000	142,000	7,750,000
Net income (loss) per common share:
Basic	$(0.22)	$0.20	$0.02	$1.01
Diluted	$(0.22)	$0.20	$0.02	$1.00

The unaudited pro forma net income includes the following adjustments that would have been recorded had the 2018 acquisition taken place on January 1, 2017.

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2018	2017	2018	2017
Depreciation expense	$—	$3,000	$55,000	$41,000
Amortization expense	—	469,000	78,000	1,407,000
Interest (income) expense	(141,000)	364,000	(204,000)	1,301,000
Non-recurring transaction costs	—	—	(1,289,000)	—
Income tax expense (benefit)	31,000	(251,000)	263,000	(819,000)

9. GOODWILL AND INTANGIBLES

Goodwill activity for the nine months ended September 30, 2018 consisted of the following:

Balance at December 31, 2017	$2,403,000
Additions	20,554,000
Impairment	—
Balance at September 30, 2018	$22,957,000

Intangible assets at September 30, 2018 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25	$250,000	$(35,000)	$215,000
Trademarks	25	1,610,000	(46,000)	1,564,000
Non-competition Agreement	5	1,910,000	(270,000)	1,640,000
Developed Technology	7	4,420,000	(447,000)	3,973,000
Customer Relationships	10-12	9,980,000	(706,000)	9,274,000
		$18,170,000	$(1,504,000)	$16,666,000

The aggregate intangible asset amortization expense was $482,000 and $13,000 for the three months ended September 30, 2018 and 2017, respectively. The aggregate intangible asset amortization expense was $1,366,000 and $38,000 for the nine months ended September 30, 2018 and 2017, respectively. Amounts included above related to the January 16, 2018 acquisition of Horizon Plastics are preliminary and subject to change as the Company finalizes working capital settlements and valuation studies.

10. POST RETIREMENT BENEFITS
The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pension expense:
Multi-employer plan	$186,000	$153,000	$549,000	$479,000
Defined contribution plan	182,000	162,000	698,000	557,000
Total pension expense	368,000	315,000	1,247,000	1,036,000

Health and life insurance:
Interest cost	69,000	75,000	207,000	224,000
Amortization of prior service costs	(124,000)	(124,000)	(372,000)	(372,000)
Amortization of net loss	43,000	37,000	129,000	112,000
Net periodic benefit cost	(12,000)	(12,000)	(36,000)	(36,000)

Total post retirement benefits expense	$356,000	$303,000	$1,211,000	$1,000,000

The Company made payments of $1,392,000 to pension plans and $238,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2018. For the remainder of 2018, the Company expects to make approximately $300,000 of pension plan payments, of which $92,000 was accrued at September 30, 2018. The Company also expects to make approximately $858,000 of post-retirement healthcare and life insurance payments for the remainder of 2018, all of which were accrued at September 30, 2018.

11. DEBT
Debt consists of the following:

	September 30, 2018	December 31, 2017
Term loan payable to Key Bank, interest at a variable rate (3.36% at December 31, 2017)	$—	$6,750,000
Term loans, interest at a variable rate (4.24% at September 30, 2018) with quarterly payments of interest and principal through January 2023	42,469,000	—
Revolving loans, interest at a variable rate (3.92% at September 30, 2018)	—	—
Total	42,469,000	6,750,000
Less deferred loan costs	(648,000)	—
Less current portion	(3,230,000)	(3,000,000)
Long-term debt	$38,591,000	$3,750,000

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

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. The basis point margin can range from 175 to 225 basis points based on the Company's leverage ratio and was set at 200 basis points as of September 30, 2018.

The Company has available $40,000,000 of variable rate revolving loans of which none is outstanding as of September 30, 2018. These revolving loans are scheduled to mature on January 1, 2022, but are classified, when outstanding, as current on the balance sheet as the Company expects to pay the outstanding balance off within the next twelve months.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios and fixed charge ratios, as well as other customary affirmative and negative covenants. As of September 30, 2018, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

Interest Rate Swaps

The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives one month LIBOR resulting in a total initial fixed rate of approximately 4.49% for both cash flow hedges. The fair value of the interest rate swap was an asset of $424,000 at September 30, 2018. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

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

The Act's one-time transition tax calculation is complex, and as such we made a reasonable estimate of the effects of the one-time transition tax, and recognized a provisional amount in the fourth quarter of 2017. We have since finalized our analysis and subsequently filed our 2017 U.S. income tax return. The actual impact of the one-time transition tax was materially consistent with the provisional amount booked at December 31, 2017.
The Company’s consolidated balance sheets include a net non-current deferred tax liability of $395,000 at September 30, 2018 and December 31, 2017. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of September 30, 2018 and December 31, 2017, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax expense for the nine months ended September 30, 2018 is estimated to be $228,000, on a loss of $611,000 before income taxes. Net income tax expense for the nine months ended September 30, 2018 is a result of taxable income of $4,205,000 in the Company's Canadian and Mexican operations, which has a combined effective tax rate of approximately 29%, combined with operating loss of $4,815,000 in the Company's United States facilities, which has an effective tax rate of 21%. Income tax expense for the nine months ended September 30, 2017 was estimated to be $2,262,000, or approximately 32% of income before income taxes.
The Company files income tax returns in the U.S., Mexico, Canada and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2015, and is no longer subject to Mexican income tax examinations by Mexican authorities for years prior to 2012. As a result of the Horizon Plastics acquisition on January 16, 2018, the Company now has filing requirements in Canada.

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

The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	141,095	$16.79
Granted	172,578	14.83
Vested	(77,318)	16.31
Forfeited	(15,625)	17.54
Unvested balance at September 30, 2018	220,730	$15.37
At September 30, 2018 and 2017, there was $2,589,000 and $1,871,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to Restricted Awards granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost, net of estimated forfeitures, related to restricted award grants for the three months ended September 30, 2018 and 2017 was $259,000 and $270,000, respectively, all of which was recorded to selling, general and administrative expense. Compensation cost related to restricted stock grants for the nine months ended September 30, 2018 and 2017 was $1,229,000 and $1,061,000, respectively, all of which was recorded to selling, general and administrative expense.

Compensation expense for restricted award is recorded at the fair value at the time of the grant, net of estimated forfeitures, over the vesting period of the restricted award grant. The Company does not receive a tax deduction for restricted award until the restricted award vests. The tax deduction for restricted award is based on the fair market value as of the vesting date. Additional tax expense due for the fair market value on the grant date in excess of the value at time of vesting was $20,000 for the nine months ended September 30, 2018. Tax benefits received for vested restricted award in excess of the fair market value as of the grant date were $136,000 for the nine months ended September 30, 2017.
During the nine months ended September 30, 2018 and 2017, employees surrendered 17,180 and 19,533 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2018 and December 31, 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of September 30, 2018 and December 31, 2017 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at September 30, 2018 and December 31, 2017 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of September 30, 2018, the Company had no ineffective portion related to the cash flow hedges.
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
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	September 30, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$284,000	Accrued liabilities other	$21,000
Notional contract values		$12,207,000		$9,318,000
Interest rate swaps	Other non-current assets	$424,000	Other non-current liabilities	$—
Notional swap values		$33,032,000		$—
	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued liabilities other	$298,000
Notional contract values		$—		$8,766,000
Interest rate swaps	Other non-current assets	$—	Other non-current liabilities	$—
Notional swap values		$—		$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the three months ended September 30, 2018 and 2017:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2018	2017		2018	2017
Foreign exchange contracts	$887,000	$113,000	Cost of goods sold	$(11,000)	$220,000
			Selling, general and administrative expense	$(9,000)	$32,000
Interest rate swaps	$114,000	$—	Interest Expense	$(61,000)	$—

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the nine months ended September 30, 2018 and 2017:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2018	2017		2018	2017
Foreign exchange contracts	$766,000	$1,054,000	Cost of goods sold	$184,000	$346,000
			Selling, general and administrative expense	$21,000	$51,000
Interest rate swaps	$254,000	$—	Interest Expense	$(169,000)	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

See Note 8 for non-recurring fair value measurements for the nine months ended September 30, 2018.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2018 and 2017:

2017:	Hedging Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(200,000)	$2,614,000	$2,414,000
Other Comprehensive Income before reclassifications	1,054,000	—	1,054,000
Amounts reclassified from accumulated other comprehensive income	(397,000)	(260,000)	(657,000)
Income tax benefit	(223,000)	78,000	(145,000)
Balance at September 30, 2017	$234,000	$2,432,000	$2,666,000

2018:
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000
Other Comprehensive Income before reclassifications	1,020,000	—	1,020,000
Amounts reclassified from accumulated other comprehensive income	(36,000)	(243,000)	(279,000)
Income tax benefit (expense)	(253,000)	51,000	(202,000)
Balance at September 30, 2018	$534,000	$2,075,000	$2,609,000

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

The following tables summarize the effects of adopting Topic 606 on our unaudited consolidated financial statements for the three and nine months ended September 30, 2018.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	September 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Net sales:
Products	$62,305,000	$—	$62,305,000
Tooling	2,371,000	1,488,000	3,859,000
Total net sales	64,676,000	1,488,000	66,164,000

Total cost of sales	59,814,000	1,245,000	61,059,000

Gross margin	4,862,000	243,000	5,105,000

Total selling, general and administrative expense	6,349,000	—	6,349,000

Operating Income (Loss)	(1,487,000)	243,000	(1,244,000)

Other income and expense
Interest expense	632,000	—	632,000
Net periodic post-retirement benefit cost	(12,000)	—	(12,000)
Total other income and expense	620,000	—	620,000

Income (loss) before taxes	(2,107,000)	243,000	(1,864,000)

Income tax expense (benefit)	(304,000)	51,000	(253,000)

Net income (loss)	$(1,803,000)	$192,000	$(1,611,000)

Net income (loss) per common share:
Basic	$(0.23)	$—	$(0.21)
Diluted	$(0.23)	$—	$(0.21)

Consolidated Statements of Income (Unaudited)

	Nine Months Ended
	September 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Net sales:
Products	$187,243,000	$—	$187,243,000
Tooling	9,081,000	3,850,000	12,931,000
Total net sales	196,324,000	3,850,000	200,174,000

Total cost of sales	175,679,000	3,006,000	178,685,000

Gross margin	20,645,000	844,000	21,489,000

Total selling, general and administrative expense	19,587,000	—	19,587,000

Operating Income	1,058,000	844,000	1,902,000

Other income and expense
Interest expense	1,705,000	—	1,705,000
Net periodic post-retirement benefit cost	(36,000)	—	(36,000)
Total other income and expense	1,669,000	—	1,669,000

Income (loss) before taxes	(611,000)	844,000	233,000

Income tax expense	228,000	177,000	405,000

Net income (loss)	$(839,000)	$667,000	$(172,000)

Net income (loss) per common share:
Basic	$(0.11)	$—	$(0.02)
Diluted	$(0.11)	$—	$(0.02)

Consolidated Balance Sheets (Unaudited)

	September 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Assets:
Current assets:
Cash and cash equivalents	$—	$—	$—
Accounts receivable, net	38,666,000	—	38,666,000
Inventory, net	22,648,000	—	22,648,000
Prepaid expenses and other current assets	8,123,000	(402,000)	7,721,000
Total current assets	69,437,000	(402,000)	69,035,000

Property, plant and equipment, net	80,822,000	—	80,822,000
Goodwill	22,957,000	—	22,957,000
Intangibles, net	16,666,000	—	16,666,000
Other non-current assets	2,184,000	—	2,184,000
Total Assets	$192,066,000	$(402,000)	$191,664,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving line of credit	$—	$—	$—
Current portion of long-term debt	3,230,000	—	3,230,000
Accounts payable	29,066,000	—	29,066,000
Compensation and related benefits	5,071,000	—	5,071,000
Accrued other liabilities	4,940,000	—	4,940,000
Total current liabilities	42,307,000	—	42,307,000

Long-term debt	38,591,000	—	38,591,000
Deferred tax liability	395,000	—	395,000
Post retirement benefits liability	7,924,000	—	7,924,000
Total Liabilities	$89,217,000	$—	$89,217,000
Commitments and Contingencies	—		—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2018 and December 31, 2017	—	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,771,415 at September 30, 2018 and 7,711,277 December 31, 2017	78,000	—	78,000
Paid-in capital	32,693,000	—	32,693,000
Accumulated other comprehensive income, net of income taxes	2,609,000	—	2,609,000
Treasury stock - at cost, 3,790,308 at September 30, 2018 and 3,773,128 at December 31, 2017	(28,403,000)	—	(28,403,000)
Retained earnings	95,872,000	(402,000)	95,470,000
Total Stockholders’ Equity	102,849,000	(402,000)	102,447,000
Total Liabilities and Stockholders’ Equity	$192,066,000	$(402,000)	$191,664,000

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Cash flows from operating activities:
Net income (loss)	$(839,000)	$667,000	$(172,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,105,000	—	7,105,000
Loss on disposal of assets	6,000	—	6,000
Share-based compensation	1,228,000	—	1,228,000
Loss on foreign currency translation	14,000	—	14,000
Change in operating assets and liabilities:
Accounts receivable	(12,528,000)	—	(12,528,000)
Inventories	(2,265,000)	—	(2,265,000)
Prepaid and other assets	3,060,000	(667,000)	2,393,000
Accounts payable	13,272,000	—	13,272,000
Accrued and other liabilities	(2,255,000)	—	(2,255,000)
Post retirement benefits liability	(274,000)	—	(274,000)
Net cash used in operating activities	6,524,000	—	6,524,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,761,000)	—	(4,761,000)
Purchase of assets of Horizon Plastics	(62,457,000)	—	(62,457,000)
Net cash used in investing activities	(67,218,000)	—	(67,218,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(67,594,000)	—	(67,594,000)
Gross borrowings on revolving line of credit	67,594,000	—	67,594,000
Proceeds from Horizon Plastics term loan	45,000,000	—	45,000,000
Payment of principal on term loans	(9,281,000)	—	(9,281,000)
Payment of deferred loan costs	(763,000)	—	(763,000)
Cash dividends paid	(792,000)	—	(792,000)
Payments related to the purchase of treasury stock	(250,000)	—	(250,000)
Net cash provided by financing activities	33,914,000	—	33,914,000

Net change in cash and cash equivalents	(26,780,000)	—	(26,780,000)

Cash and cash equivalents at beginning of period	26,780,000	—	26,780,000

Cash and cash equivalents at end of period	$—	$—	$—

Cash paid for:
Interest (net of amounts capitalized)	$1,612,000	$—	$1,612,000
Income taxes	$848,000	$—	$848,000
Non Cash:
Fixed asset purchases in accounts payable	$344,000	$—	$344,000

17. SUBSEQUENT EVENT

On October 4, 2018, the Company announced that Kevin L. Barnett, its then President and CEO, would retire from the Company effective October 22, 2018 and had also resigned from its Board of Directors. In connection with his retirement and resignation, the Company and Mr. Barnett entered into a separation and release agreement. The separation and release agreement provides for future compensation and healthcare and a modification to unvested restricted stock awards. The components of the separation agreement will result in a one-time charge of approximately $858,000 during the fourth quarter of 2018.

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

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 55% and 68% of the Company’s product revenue for the nine months ended September 30, 2018 and 2017, respectively.

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

Nine Months of 2018 Overview
Product sales for the nine months ended September 30, 2018 increased 69% compared to the same period in 2017, and operating income declined 85%. New sales from the acquisition of Horizon Plastics and higher demand from our truck customers were the primary drivers of the sales increase, while the decrease in operating income was largely due to increased manufacturing inefficiencies at several of the Company's facilities and higher operating and SG&A costs.

For the nine months ended September 30, 2018, product sales to truck customers increased by 39% compared to the same period in 2017, as the increased production in the truck market continued. According to ACT Research, North American heavy-duty truck production increased approximately 26% for the nine months ended September 30, 2018 compared to the same period in 2017.

The Company continues to experience manufacturing inefficiencies as a result of the significant production demand in the heavy-duty truck market and the launch of several new programs. Given the current high demand levels, the Company has experienced extreme difficulty hiring, training and retaining labor in a tightening labor market at several manufacturing facilities. This, coupled with asset capacity and reliability constraints, has resulted in increased manufacturing inefficiencies and the inability to consistently meet customers' delivery and quality requirements, including for several of the Company's major customers.

The Company's operating income in 2018 has been negatively affected by ongoing manufacturing inefficiencies and increased manufacturing costs as compared to the same period in 2017. Additional expenses realized as a result of these inefficiencies and higher operating costs include increased hiring, training, wages, overtime, non-local third party contract labor, including travel and local lodging, scrap, rework, expedited premium shipping, customer charges, returns, repairs and maintenance, and raw material costs.

For the nine months ended September 30, 2018, the Company recorded a net loss of $839,000, or $(0.11) per basic and diluted share, compared with net income of $4,704,000, or $0.61 per basic and diluted share for the nine months ended September 30, 2017. One-time acquisition transaction costs related to the Horizon Plastics acquisition negatively impacted net income by $941,000 ($1,289,000 pre-tax), or $0.12 per share for the first nine months of 2018. Excluding the one-time costs, the Company’s net income for the first nine months of 2018 would have been $102,000, or $0.01 per share. The Horizon Plastics acquisition, excluding one-time transaction costs, contributed earnings of $0.29 per basic and diluted share for the first nine months of 2018 and is performing as projected.

Looking forward, the Company anticipates continued higher product sales for the remainder of 2018 compared to 2017, due to additional sales from the acquisition of Horizon Plastics and higher demand from truck customers. ACT Research is forecasting 2018 heavy-duty truck production of 317,000 units which is an increase of approximately 24% compared to 2017. While we are working aggressively to improve our operating performance and profitability, we anticipate many of the factors affecting our results in the first nine months of 2018 will continue in the last quarter of 2018, while we continue to implement our improvement programs. We also have additional new program launches during the remainder of 2018 that may adversely affect overall results due to startup inefficiencies and the need for additional labor required to support these programs.

Plans to improve performance include programs for further hiring, training and retention of our workforce, adding further technical resources and outside consulting support, negotiating customer price increases, possible temporary or permanent move of business to other manufacturers and investments to increase and improve equipment capacity and reliability.

Results of Operations

Three Months Ended September 30, 2018, as Compared to Three Months Ended September 30, 2017

Net sales for the three months ended September 30, 2018 and 2017 totaled $64,676,000 and $38,494,000, respectively. Included in total sales were tooling project sales of $2,371,000 and $901,000 for the three months ended September 30, 2018 and 2017, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended September 30, 2018 were approximately $62,305,000 compared to $37,593,000 for the same period in 2017. This increase in sales is primarily the result of new sales from the acquisition of Horizon Plastics totaling $14,823,000 and higher demand from truck customers of $9,994,000.

Gross margin was approximately 7.5% of sales for the three months ended September 30, 2018, compared with 14.9% for the three months ended September 30, 2017. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency, primarily higher labor, scrap and overhead costs, of 13.0% and an unfavorable net change in selling price and material costs of 1.2%. The unfavorable changes were partially offset by a favorable 3.3% impact from the Horizon Plastics acquisition, higher fixed costs leverage of 3.2% related to increased sales and the impact of lower customer chargebacks of 0.3%.

Selling, general and administrative expense (“SG&A”) was $6,349,000 for the three months ended September 30, 2018, compared to $4,358,000 for the three months ended September 30, 2017. The increase in SG&A expense primarily resulted from additional ongoing SG&A costs of $1,067,000 related to Horizon Plastics, higher intangible amortization of $469,000, and higher costs from outside service and professional fees of $302,000.

Interest expense totaled $632,000 for the three months ended September 30, 2018, compared to interest expense of $62,000 for the three months ended September 30, 2017. The increase in interest expense was due to a higher average outstanding debt balance and higher interest rates during the three months ended September 30, 2018, when compared to the same period in 2017.

Income tax benefit for the three months ended September 30, 2018 was 14% of total loss before income taxes and income tax expense for the three months ended September 30, 2017 was 36% of total income before income taxes, respectively. The effective rate for the three months ended September 30, 2018 is a result of taxable income of $1,834,000 from the Company's Canadian and Mexican operations which has a combined effective rate of approximately 29%, combined with operating losses of $3,941,000 in the Company's United States facilities which has a lower effective rate of approximately 21%.

The Company recorded a net loss for the three months ended September 30, 2018 of $1,803,000, or $(0.23) per basic and diluted share, compared with net income of $855,000, or $0.11 per basic and diluted share, for the three months ended September 30, 2017.

Comprehensive losses totaled $1,027,000 for the three months ended September 30, 2018, compared to comprehensive income of $703,000 for the same period ended September 30, 2017. The decrease was primarily related to lower net income of $2,658,000 offset by a change in unrealized foreign currency hedge gains of $796,000, net of tax, during the three months ended September 30, 2018.

Nine Months Ended September 30, 2018, as Compared to Nine Months Ended September 30, 2017

Net sales for the nine months ended September 30, 2018 and 2017 totaled $196,324,000 and $122,608,000, respectively. Included in total sales were tooling project sales of $9,081,000 and $11,885,000 for the nine months ended September 30, 2018 and 2017, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the nine months ended September 30, 2018 were approximately $187,243,000 compared to $110,723,000 for the same period in 2017. This increase in sales is primarily the result of new sales from the acquisition of Horizon Plastics totaling $47,514,000 and higher demand from truck and marine customers of $29,882,000 and $1,306,000, respectively.

Gross margin was approximately 10.5% of sales for the nine months ended September 30, 2018, compared with 16.0% for the nine months ended September 30, 2017. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency, primarily higher labor, scrap and overhead costs, of 8.1%, an unfavorable net change in selling price and material costs of 1.1% and an unfavorable impact of customer chargebacks of 0.7%. The unfavorable change was partially offset by a favorable 2.3% impact from the Horizon Plastics acquisition and higher fixed costs leverage of 2.1% related to the increase in sales.

Selling, general and administrative expense (“SG&A”) was $19,587,000 for the nine months ended September 30, 2018, compared to $12,450,000 for the nine months ended September 30, 2017. The increase in SG&A expense primarily resulted from additional ongoing SG&A costs of $2,714,000 related to Horizon Plastics, higher outside service and professional fees of $1,348,000, higher intangible amortization of $1,329,000, one-time acquisition fees of $1,289,000, and higher travel costs of $318,000.

Interest expense totaled $1,705,000 for the nine months ended September 30, 2018, compared to interest expense of $191,000 for the nine months ended September 30, 2017. The increase in interest expense was primarily due to a higher average outstanding debt balance and higher interest rates during the nine months ended September 30, 2018, when compared to the same period in 2017.
Income tax expense for the nine months ended September 30, 2018 is estimated to be $228,000 on a loss of $611,000 before income taxes. Net income tax expense for the nine months ended September 30, 2018 is a result of taxable income of $4,205,000 in the Company's Canadian and Mexican operations, which has a combined effective tax rate of approximately 29%, combined with operating loss of $4,816,000 in the Company's United States facilities, which has an effective tax rate of 21%. Income tax expense for the nine months ended September 30, 2017 was estimated to be $2,262,000, or approximately 32% of income before income taxes.

The Company recorded a net loss for the nine months ended September 30, 2018 of $839,000, or $(0.11) per basic and diluted share, compared with net income of $4,704,000, or $0.61 per basic and diluted share, for the nine months ended September 30, 2017.

Comprehensive loss totaled $299,000 for the nine months ended September 30, 2018, compared to comprehensive income of$4,956,000 for the same period ended September 30, 2017. The decrease was primarily related to lower net income of $5,543,000 offset by a change in unrealized interest rate swaps of $327,000, net of tax, during the nine months ended September 30, 2018.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of September 30, 2018, the Company had outstanding foreign exchange contracts with notional amounts totaling $21,525,000, compared to $8,766,000 outstanding as of December 31, 2017.

As of September 30, 2018, the Company also had outstanding interest rate swaps with notional amounts totaling $33,032,000, compared to none outstanding as of December 31, 2017.

Cash provided by operating activities for the nine months ended September 30, 2018 totaled $6,524,000. Net loss of $839,000 negatively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net loss amounted to $7,105,000. Changes in working capital decreased cash provided by operating activities by $716,000, which primarily related to increases in accounts receivable and inventory, offset by increases in accounts payable.

At September 30, 2018, the Company had no cash on hand, and an available balance on the revolving line of credit of $40,000,000. Subject to compliance with ongoing loan covenant requirements, management believes that cash flow from operating activities and available borrowings under the A/R Credit Agreement will be sufficient to meet the Company’s liquidity needs for the next 12 months.

Cash used in investing activities for the nine months ended September 30, 2018 was $67,218,000, which primarily related to the acquisition of Horizon Plastics totaling $62,457,000. The Company also had $4,761,000 related to purchases of property, plant and equipment. The Company anticipates spending up to $4,000,000 during the remainder of 2018 on property, plant and equipment purchases for all of the Company's operations.

At September 30, 2018, purchase commitments for capital expenditures in progress were $1,087,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments.

Cash provided by financing activities for the nine months ended September 30, 2018 totaled $33,914,000, which primarily consisted of new term loan borrowings of $45,000,000, offset by the payoff of a previous term loan of $6,750,000, and net scheduled repayments of principal on outstanding term loans of $2,531,000.

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to leverage ratios and fixed charge ratios, as well as other customary affirmative and negative covenants. As of September 30, 2018, the Company was in compliance with its financial covenants. Should the Company not be in compliance with its loan covenants in the future management would likely seek a waiver of default, attempt to reset covenants or refinance existing obligations. If the Company were unable to obtain this relief, the outstanding obligations would be in default and become payable on demand which could have a material adverse effect on the Company. Additionally, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Management regularly evaluates the Company’s ability to meet its debt covenants. These evaluations consider the Company’s forecasts, which are based on industry analysts’ estimates of heavy and medium-duty truck production volumes, customers' forecasts, current operating performance and expected future performance as well as other assumptions.

The Company’s results of operations have been negatively impacted by its operating performance during 2018. At current high demand levels, the Company has experienced extreme difficulty hiring, training and retaining labor in a tightening labor market and been faced with asset capacity and reliability constraints, which have resulted in higher manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements. Company performance has been negatively impacted by additional expenses realized as a result of these inefficiencies and higher operating costs including increased hiring, training, wages, overtime, non-local third party contract labor, including travel and local lodging, scrap, rework, expedited premium shipping, customer charges, returns, repairs and maintenance, and raw material costs. If the Company's efforts are unable to improve financial performance, management believes it may not be able to meet its financial covenants and maintain compliance with its debt obligations for the next 12 months.

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

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of September 30, 2018 or December 31, 2017.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of September 30, 2018 or December 31, 2017.

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

We depend on skilled labor in the manufacture of our products.  Given the current high demand levels in 2018, we have experienced difficulty hiring, training and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers.  Recent difficulties in securing skilled labor have resulted in increased hiring and training costs and increased overtime to meet demand, increased wage rates to attract and retain operators, the use of non-local third party contract labor and higher scrap and rework costs due to inexperience workers.  Continuation of such difficulties in securing labor could result in increased cost, an inability to satisfy customer demands, and an inability to maintain or increase production rates which would adversely affect our business.

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

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 9, 2018	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	November 9, 2018	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2018

10(b)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017	Filed Herein

10(c)	Separation Agreement entered into with Robert P. Price dated August 17, 2018	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 24, 2018

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated November 9, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated November 9, 2018, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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