Form 10-K
period 2018-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2019-03-18
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2018, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $65,146,916, based upon the closing sale price of $14.28 on the NYSE American LLC on June 30, 2018, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 15, 2019, the number of shares of registrant's common stock outstanding was 8,145,366.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2019 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

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

On January 16, 2018, 1137925 B.C Ltd., subsequently renamed Horizon Plastics International Inc., a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "Agreement") with Horizon Plastics International Inc.,1541689 Ontario Inc., 2551024 Ontario Inc. and Horizon Plastics de Mexico, S.A. de C.V. (collectively "Horizon Plastics"). Pursuant to the terms of the Agreement the Company acquired substantially all of the assets and assumed certain liabilities of Horizon Plastics. Horizon Plastics is a custom low-pressure structural plastic molder, which utilizes both structural foam and structural web process technologies, operating within two manufacturing facilities located in Cobourg, Canada and Escobedo, Mexico. The purpose of the acquisition was to increase the Company's process capabilities to include structural foam and structural web molding, expand its geographical footprint, and diversify the Company's customer base.

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

Core Molding Technologies and its subsidiaries operate in the composites market in a family of products known as “structural composites.” Structural composites are combinations of resins and sometimes reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company specializes in large-format moldings and offers a wide range of processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long fiber thermoplastics ("D-LFT"), spray-up, hand-lay-up, resin transfer molding ("RTM"), structural foam and structural web injection molding ("SIM"), and reaction injection molding ("RIM"), utilizing dicyclopentadiene technology.

Structural composites compete largely against metals and have the strength to function well during prolonged use. Management believes that structural composite components offer many advantages over metals, including:

•heat resistance;
•corrosion resistance;
•lighter weight;
•lower cost;
•greater flexibility in product design;
•part consolidation for multiple piece assemblies;
•lower initial tooling costs for lower volume applications;
•high strength-to-weight ratio; and
•dent-resistance in comparison to steel or aluminum.

The largest markets for structural composites are transportation (automotive and truck), agriculture, construction, marine, and industrial applications. As of December 31, 2018, the Company operated seven production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Canada, which produce structural composite products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company supplies structural composite products to truck manufacturers, automotive suppliers, and manufacturers of marine and other commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing structural composite product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new structural composite products through a selection process in which an OEM solicits bids; (3) successful marketing of structural composite products for previously non-structural composite applications; (4) successful marketing of structural composite products to OEMs outside of our traditional markets; (5) developing of new materials, technology and processes to meet current or prospective customer requirements; and (6) acquiring an existing business. The Company's efforts continue to be directed towards all six areas.

MAJOR COMPETITORS

The Company believes that it is one of the largest compounders and molders of structural composites using the SMC, spray-up, hand-lay-up, RTM, SIM, and D-LFT molding processes in North America.  The Company faces competition from a number of other molders including, most significantly, Molded Fiber Glass Companies, Continental Structural Plastics, Ashley Industrial Molding, Sigma Industries, and The Composites Group.  The Company believes that it is well positioned to compete based primarily on manufacturing capability and location, product quality, engineering capability, cost, and delivery.  However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.

MAJOR CUSTOMERS

The Company had four major customers, Navistar, Volvo Group ("Volvo"), PACCAR Inc. ("PACCAR"), and Universal Forest Products ("UFP"), in 2018. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to one of these customers would have a material adverse effect on the business of the Company.

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

UFP supplies forestry-based products to three market segments:  retail, industrial, and construction.  This is a highly-competitive business, with suppliers competing for a share of available shelf space at large “big box” retailers and independent contractors.  As a discretionary product category, suppliers must also strive continuously to differentiate their products with unique designs, colors, and features, in addition to maintaining a constant focus on cost reduction.  Demand for these products is driven by residential and commercial construction and general economic conditions, among other influences.

Relationship with Navistar

The Company has historically had a Comprehensive Supply Agreement with Navistar that provides for the Company to be the primary supplier of Navistar’s original equipment and service requirements for fiberglass reinforced parts, as long as the Company remains competitive in cost, quality, and delivery. The Company's current Comprehensive Supply Agreement with Navistar is effective through November 2, 2021.
The Company makes products for Navistar's Springfield, Ohio; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company works closely on new product development with Navistar's engineering and research personnel. Products sold to Navistar include hoods, roofs, air deflectors, cab extenders, fender extensions, splash panels, and other components. Sales to Navistar amounted to approximately 20%, 25% and 24% of total sales for 2018, 2017, and 2016, respectively.

Relationship with Volvo

The Company makes products for Volvo’s New River Valley (Dublin, Virginia) and Macungie, Pennsylvania assembly plants, as well as aftermarket products for service distribution centers.  The Company works closely on new product development with Volvo’s engineering and research teams. Products sold to Volvo include hoods, roofs, sunvisors, air deflectors, cab extenders and other components. Sales to Volvo amounted to approximately 17%, 22%, and 29% of total sales for 2018, 2017, and 2016, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, cab extenders, and other components. Sales to PACCAR amounted to approximately 16%, 18%, and 16% of total sales for 2018, 2017, and 2016, respectively.

Relationship with UFP
The Company manufactures a line of outdoor living and home decor products as part of UFP's broad offerings to "big box" retailers. These products are labeled and packaged for direct placement onto retail shelves, and are shipped to UFP distribution facilities primarily throughout North America. The Company works directly with UFP on innovative product advances that reduce cost and extend the appeal of the products to consumers. Sales to UFP amounted to approximately 10%, 0%, and 0% of total sales for 2018, 2017, and 2016, respectively.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, automotive aftermarket industries, and various other customers and industries. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2018. Sales to these customers amounted to approximately 37%, 35% and 31% of total sales for 2018, 2017, and 2016, respectively.

GEOGRAPHIC INFORMATION

Substantially all of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2018	2017	2016
United States	$181,207,000	$103,513,000	$119,018,000
Mexico	74,029,000	52,496,000	51,389,000
Canada	12,494,000	5,664,000	4,475,000
Other	1,755,000	—	—
Total	$269,485,000	$161,673,000	$174,882,000

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31:

	2018	2017
United States	$37,778,000	$40,594,000
Mexico	34,155,000	28,037,000
Canada	8,724,000	—
Total	$80,657,000	$68,631,000

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

Closed Molded Products

The Company manufactures plastic products using compression molding, resin transfer molding, and injection molding. As of December 31, 2018, the Company owned 74 molding presses in its Columbus, Ohio facility (16); Matamoros, Mexico facility (21); Cobourg, Canada facility (19); Gaffney, South Carolina facility (10); Winona, Minnesota facility;(4) and Escobedo, Mexico (4). The Company's molding presses range in size from 250 to 5,000 tons.

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

Structural Foam and Web Injection Molding (“SIM”) - Structural foam and structural web are low-pressure injection molding processes that develop high-strength, rigid parts at low weight.  This is accomplished by mixing a foaming agent (usually, nitrogen gas) with the melted polymer (structural foam process), or by injecting nitrogen gas into the mold cavity immediately after the plastic resin is injected (structural web molding).  Structural foam produces a cellular interior structure that can provide twice the rigidity of a solid plastic molding.  The structural web process pushes the plastic out to the mold cavity walls, uniformly packing out the entire mold and hollowing out thicker sections to create products of varying wall thicknesses.  As a result, structural web molded parts have a smoother, glossier finish than other low pressure parts.  Both processes give part designers flexibility when designing products that need strength and stiffness at low weight.

Direct Long-Fiber Thermoplastics (“D-LFT”) - D-LFT molding employs two molds, typically a core and a cavity, similar to matched die molding. This is a process for compounding and molding thermoplastic materials with "long" fibers (typically, 0.5 inch or longer). Engineered thermoplastic pellets and performance additives are compounded in a screw extruder, to which chopped reinforcements (typically, glass fibers) are added and further extruded. A "charge" of material is cut to a precise weight, and this "charge" is directly moved to a compression or injection-transfer process, where it is molded into a finished part. The process allows for direct processing of the compounded material, bypassing the expense and delay of producing an intermediate product (pellets or sheets) as is used in other fiber-reinforced thermoplastic molding processes. The D-LFT process is an attractive option for products that have complex geometry, require high strength and stiffness, and benefit from the recyclability of a thermoplastic resin.

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

Hand Lay-Up - This process utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and is removed from the mold. After removal, the part typically undergoes trimming to achieve the shape desired. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface. These fiberglass-reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.

Spray-Up - This process utilizes the same type of shell mold as hand-lay-up, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass rovings and resin feed the chopper/spray gun. The resin coated, chopped glass is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold, and is then trimmed to the desired shape. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the resin-coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface.

Assembly, Machining, and Paint Products

Many of the products molded by the Company are assembled, machined, and prime painted or topcoat painted to result in a completed product used by the Company's customers.

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

RAW MATERIALS

The principal raw materials used in the Company's processes are unsaturated polyester; vinyl ester; polyethylene, polypropylene and dicyclopentadiene resins; fiberglass; and filler. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (primarily metal components). Many of the raw materials used by the Company are crude oil based, natural gas based and downstream components, and therefore, the costs of certain raw materials can be affected by changes in costs of these underlying commodities. Due to fluctuating commodity prices, suppliers are typically reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supplier base for certain supplies, repair items, and components to improve its overall purchasing position.

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog of four weeks of expected shipments was approximately $22.7 million (all of which the Company shipped during the first month of 2019) and $13.2 million at December 31, 2018 and 2017, respectively.

CAPACITY CONSTRAINTS

Capacity utilization is measured based on standard cycle times and a standard work week, which can range from five days per week, three-shifts per day to seven days per week, three-shifts per day, depending on the facility and molding process. During times when demand exceeds the standard five day, three-shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%. During 2018, the Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements.

The approximate SMC production line capacity utilization was 77% and 54% for the years ended December 31, 2018 and 2017, respectively.

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and the SMC molding at the Matamoros, Mexico facility. The Company owned 27 large molding presses at these facilities at December 31, 2018. The combined approximate large press capacity utilization in these production facilities was 91% and 63% for the years ended December 31, 2018 and 2017, respectively. The increased utilization mainly resulted from increase demand from customers in the heavy truck and marine markets.

The Company measures facility capacity in terms of its large molding presses (750 tons or greater) for the Cobourg, Canada facility. The Company owned 8 large molding presses at this facility at December 31, 2018. The combined approximate large press capacity utilization in this facility was 52% for the year ended December 31, 2018.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $5.8 million, $4.3 million and $2.9 million in 2018, 2017, and 2016 respectively. These capital expenditures primarily consisted of building and equipment improvements and additional production equipment to manufacture parts.

The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural composite products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $1,032,000, $848,000 and $965,000 in 2018, 2017, and 2016, respectively.

ENVIRONMENTAL COMPLIANCE

The Company's manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways.  The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. The Company's policy is to conduct its business with due regard for the preservation and protection of the environment. The Company's environmental waste management process involves the regular auditing of hazardous waste accumulation points, hazardous waste activities, authorized treatment, and storage and disposal facilities.  As part of the Company's environmental policy, all manufacturing employees are trained on waste management and other environmental issues.

The Company holds various environmental operating permits for its production facilities in the U.S., Mexico, and Canada as required by U.S., Mexican and Canadian state and federal regulations. The Company has substantially complied with all requirements of these operating permits.

EMPLOYEES

As of December 31, 2018, the Company employed a total of 2,190 employees, which consists of 886 employees in its United States operations, 1,033 employees in its Mexico operations and 271 employees in its Canada operation. Of these 2,190 employees, 372 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2019; 876 employees at the Company's

Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to December 31, 2019; 221 employees at the Company's Cobourg, Canada facility are covered by a collective bargaining agreement with United Food & Commercial Workers Canada ("UFCW"), which extends to November 1, 2021; and 26 employees at the Company's Escobedo, Mexico facility are covered by a collective bargaining agreement with Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M., which extends to February 2020.

PATENTS, TRADE NAMES, AND TRADEMARKS

The Company will evaluate, apply for, and maintain patents, trade names, and trademarks where it believes that such patents, trade names, and trademarks are reasonably required to protect its rights in its products.  The Company has increased its activity related to trademark protection in recent years, including the federal registration of the trademarks N-sulGuard®, Featherlite®, Airilite®, FeatherliteXL®, Econolite®, and Hydrilite®. However, the Company does not believe that any single patent, trade name, or trademark or related group of such rights is materially important to its business or its ability to compete.
SEASONALITY & BUSINESS CYCLE

The Company's business is affected annually by the production schedules of its customers. Certain of the Company's customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company's third quarter. Certain customers also typically shut down their operations during the last week of December. As a result, demand for the Company's products typically decreases during the third and fourth quarters. Demand for medium and heavy-duty trucks, marine, automotive, and commercial products also fluctuates on an economic, cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company's products.

AVAILABLE INFORMATION

We maintain a website at www.coremt.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the SEC. These materials are also available from the SEC’s website at www.sec.gov.

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

Sales to four customers constituted approximately 65% of our 2018 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with four customers accounted for 64% of accounts receivable at December 31, 2018.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate, impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

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

The North American heavy and medium-duty truck industries are highly cyclical. In 2018, approximately 56% of our product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

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

We are primarily a components supplier to the heavy and medium-duty truck industries, which are characterized by a small number of original equipment manufacturers (“OEMs”) that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. Given the fragmented nature of the industry, OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by purchasing components from suppliers that are geographically closer to their production facilities or relocating production to locations with lower cost structures and purchasing components from suppliers with lower production costs. These decisions by OEMs could require us to shift production between our facilities, move production lines between our facilities, or open new facilities to remain competitive. Shifting production, moving production lines, or opening new locations could result in significant costs required for capital investment, transfer expenses, and operating costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. To the extent that the Company does not meet the quality standards or demands of quality improvement initiatives sought by OEMs, or does not match the quality of suppliers of comparable products, OEMs may choose to purchase from these alternative suppliers, and as a result the Company may lose existing or new business with OEMs. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.

We may be subject to product liability claims, recalls or warranty claims, which could have a material adverse effect on our business, results of operations, or financial condition.

As a components supplier to OEMs, we face a business risk of exposure to product liability claims in the event that our products malfunction and result in personal injury or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. In addition, we may be required to participate in recalls involving components sold by us if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims in order to maintain positive customer relationships. While we do maintain product liability insurance, it may not be sufficient to cover all product liability claims, and as a result, any product liability claim brought against us could have a material adverse effect on our results of operations. Further, we warrant the quality of our products under limited warranties, and as such, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications. Such warranty claims may result in costly product recalls, significant repair costs, and damage to our reputation, all of which would adversely affect our results of operations.

We operate in highly competitive markets, and if we are unable to effectively compete it may negatively impact future operating results, sales, and earnings.

The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of capability, product quality, cost, and delivery. Some of our competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities. If we are unable to develop new and innovative products, diversify the markets, materials, and processes we utilize and increase operational enhancements, we may fall behind competitors or lose the ability to achieve competitive advantages. In the highly competitive market in which we operate, this may negatively impact our ability to retain existing customers or attract new customers, and if that occurs, it may negatively impact future operating results, sales, and earnings.

We may be subject to additional shipping expense or late fees if we are not able to meet our customers' on-time demand for our products.

We must continue to meet our customers' demand for on-time delivery of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively and an unforeseen spike in demand for our products, which would create capacity constraints, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations, or financial condition.

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

As of December 31, 2018, unions at our Columbus, Ohio, Matamoros, Mexico, Cobourg Canada and Escobedo, Mexico facilities represented approximately 68% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio, Matamoros and Escobedo, Mexico, and Cobourg, Canada union contracts extend through August 10, 2019, December 31, 2019, February 2020 and November 1, 2021, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio, Matamoros, Mexico, Cobourg, Canada or Escobedo, Mexico unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

In addition, if any of our customers or suppliers experience a material work stoppage, that customer may halt or limit the purchase of our products or that supplier may interrupt supply of our necessary production components. This could cause us to shut down production facilities relating to these products, which could have a material adverse effect on our business, results of operations, or financial condition.

Changes in the legal, regulatory, and social responses to climate change, including any possible effect on energy prices, could adversely affect our business and reduce our profitability.

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

Our foreign operations in Mexico and Canada subject us to risks that could negatively affect our business.

We operate a manufacturing facilities in Matamoros and Escobedo, Mexico and Cobourg, Canada. As a result, a significant portion of our business and operations is subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions, and political conditions inherent in Mexico and Canada, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment. Changes in laws and regulations related to foreign trade and investment may have an adverse effect on our results of operations, financial condition, or cash flows.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations, cash flow, liquidity, or financial condition.

Because of our international operations, we are exposed to risk associated with value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow, and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Canadian dollar and the Mexican peso against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity, or financial condition.

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

The success of our business relies on our ability to produce products which meet the quality, performance, and price expectations of our customers. Our ability to recognize profit is largely dependent upon accurately identifying the costs associated with the manufacturing of our products, and executing the manufacturing process in a cost effective manner. There can be no assurance that all costs will be accurately identified during the Company's quoting process or that the expected level of manufacturing efficiency will be achieved. As a result we may not realize the anticipated operating results related to new business awards.

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

We may fail to realize growth opportunities and other benefits from the acquisition of Horizon Plastics, which we acquired on January 16, 2018. We have no prior experience operating manufacturing operations in Canada, and we may not be as successful in operating and growing this business in Canada as we have been in the United States and elsewhere. We may be unable to continue existing, or to develop new vendor and customer relationships, and enhance our position in Canada. Further, our operations in Canada are subject to the various risks and uncertainties to which our United States and Mexican operations are subject.

Our ability to successfully integrate Horizon Plastics is subject to risks, including delays or difficulties in completing integration and incurring higher than expected costs. In connection with the integration efforts, our management’s attention and our resources could be diverted from other business concerns.  The integration process is underway and we expect integration to continue throughout 2019. However, if integration difficulties arise, the diversion of attention and resources may be increased. Horizon Plastics' production facilities are located in Canada and Mexico and sells products to customers in the United States, Canada, and Mexico. While a majority of Horizon Plastics’ sales are denominated in the United States Dollar, the entity is subject to currency risk associated with certain operating costs in Canada and Mexico. Additionally, Horizon Plastics’ operations are subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions, and political conditions inherent in Canada and Mexico. Any of these may adversely affect our financial condition and results of operations.

In addition to Horizon Plastics, we have made acquisitions and may make acquisitions in the future. We may not realize the operating results that we anticipate from these acquisitions or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. We expect such acquisitions will produce operating results consistent with our other operations; however, we cannot provide assurance that this assumption will prove correct with respect to any acquisition.

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

As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our facilities, purchase leased facilities and equipment, and enhance our production processes. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures we may not have the capability to support our customer demands, which in turn could reduce our sales and profitability and impair our ability to satisfy our customers' expectations. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all, or result in any commercially acceptable products.

Our failure to comply with our debt covenants could have a material adverse effect on our business, financial condition, or results of operations.

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

Certain facilities are located in close proximity to our customers in order to minimize both our customers' and our own costs. If any of our customers were to move or if nearby facilities are closed, that may impact our ability to remain competitive. Additionally, our competitors could build a facility that is closer to our customers' facilities which may provide them with a geographic advantage. Any of these events might require us to move closer to our customers, build new facilities, or shift production between our current facilities to meet our customers' needs, resulting in additional cost and expense.

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

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, our relatively small public float, changes in securities analysts' estimates of our future earnings, and the loss of major customers, or significant business developments relating to us or our competitors, and other factors, including those described in this “Risk Factors” section. Our common stock also has a low average daily trading volume, which limits a person's ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively few number of shares are being traded.

We are subject to environmental, occupational health and safety rules and regulations that may require us to make substantial expenditures or expose us to financial or other obligations including substantial damages, penalties, fines, civil or criminal sanctions, and remediation costs that could adversely affect our results.

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

Certain senior management employees have entered into potentially costly severance arrangements with us if terminated by the employee for good reason.
We have entered into executive employment agreements with executive officers that provide for significant severance payments in the event such employee's employment with us is terminated by the employee for good reason (as defined in the employment agreement). Good reason includes one or more of the following occurring within one year of a change in control: (i) a material reduction in base salary, (ii) a material diminution in the executive's position and/or duties, (iii) a material breach of the employment agreement by the person or other entity then controlling the Company, or (iv) a disavowal of the employment agreement by the person or other entity then controlling the Company. A change in control occurs when (a) one person (as defined in the employment agreement), or more than one person acting as a group, acquires ownership of stock of the Company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company, (b) a majority of the members of the Company's Board of Directors (the "Board") are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election, or (c) the sale of all or substantially all of the Company’s assets. These agreements would make it costly for the employment of certain of our senior management employees to be terminated and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.
Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition, and results of operations.

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

Our provision for income tax, adverse tax audits, or changes in tax policy could have an adverse effect on our business, financial condition, and results of operations.

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

Tax audits may also negatively impact our business, financial condition, and results of operations. We are subject to continued examination of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. We regularly evaluate the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from examinations will not have a negative impact on our future financial condition and operating results.

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

If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business, financial condition, and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts, and others could also be adversely affected. We cannot assure that any material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers, and business partners, and personally identifiable information of our employees, in our data centers and on our networks. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and cause a loss of confidence in our products, which could adversely affect our business, revenues, and competitive position.

Our manufacturing capacity, labor force, and operations may not be appropriate for future levels of demand and may materially adversely affect our gross margins and operating results.

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

Ongoing difficulty in hiring, training, and retaining skilled labor could result in increased cost overruns, an inability to satisfy customer demands, and otherwise adversely affect our business.

We depend on skilled labor in the manufacturing of our products.  Given the current high demand levels in 2018, we have experienced difficulty hiring, training, and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers.  Recent difficulties in securing skilled labor have resulted in increased hiring and training costs, increased overtime to meet demand, increased wage rates to attract and retain operators, the use of non-local third party contract labor, and higher scrap and rework costs due to inexperienced workers.  Continuation of such difficulties in securing labor could result in increased cost, an inability to satisfy customer demands, and an inability to maintain or increase production rates which would adversely affect our business.

In the event we engage in any restructuring of our manufacturing operations to address operational efficiencies, such actions may be disruptive to our business and may not result in anticipated cost savings.

Management continuously evaluates our facilities and operations in an effort to make our business more efficient. During 2018, we have continued to experience asset capacity constraints and difficulty hiring, training, and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers. As management continues to evaluate our facilities and operations in an effort to make our business more efficient, as well as whether to move certain customers’ business in order to minimize production constraints, we may incur additional costs, asset impairments, and restructuring charges in connection with changes to operations, that to the extent incurred in the future could adversely affect our future earnings and cash flows. Such actions may be disruptive to our business. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

We incurred an impairment charge as of December 31, 2018 that eliminated all of the carrying value of our goodwill associated with our traditional business reporting unit; in the future we may be required to incur additional impairment charges on a portion or all of the carrying value of our goodwill or other intangible assets associated with our reporting units, which may adversely affect our financial condition and results of operations.

Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, “Intangibles--Goodwill and Other,” to assess the carrying value of our indefinite lived intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting units, including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions.  As part of the Company’s annual impairment assessment at December 31, 2018, we concluded that the carrying value of the goodwill associated with our traditional business reporting unit was greater than fair value, which resulted in a goodwill impairment charge of $2,403,000, representing all of the goodwill related to our traditional business reporting unit.  See Note 2. Summary of Significant Accounting Policies and Note 7. Goodwill and Intangibles, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill impairment. The Company concluded that goodwill assigned to the HPI reporting unit was not impaired as of December 31, 2018 as the fair value was 23% above the carrying value. The Company will continue to evaluate the HPI reporting unit goodwill on an annual basis as required by ASC Topic 350. If operating earnings consistently fall below forecasted operating earnings, we would perform an interim or annual goodwill impairment analysis. Should that analysis conclude that the reporting unit’s fair value were to be below carrying value a goodwill impairment charge would be necessary. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2018, we had an aggregate principal amount of $58.4 million of outstanding debt. In fiscal year 2018, we incurred $2.4 million of interest expense, net of the impact of interest rate swaps, related to this debt.
The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to: a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes; our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and other purposes may be impaired in the future; we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest; we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns; our ability to refinance indebtedness may be limited or the associated costs may increase; our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future; it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness; we may be more vulnerable to general adverse economic and industry conditions; and our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business units.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or refinance our debt. We cannot make assurances that we will be able to refinance our debt on terms acceptable to us, or at all. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. We could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Subject to certain exceptions, our Term Loans and Revolving Loans, which we have defined in “Note 9. Debt and Leases” to our consolidated financial statements, restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, when due.

Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.
Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. We have been subject to cybersecurity attacks in the past. Based on information known to date, past attacks have not had a material impact on our financial condition or results of operations. We may experience such attacks in the future, potentially with more frequency or sophistication.
Failures of our IT systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguards on our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owned four production facilities as of December 31, 2018 that are situated in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico, and leases production facilities in Batavia, Ohio; Cobourg, Canada; and Escobedo, Mexico; and a distribution center in Brownsville, Texas.

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

The Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 9 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Company leases a warehouse and distribution center in Brownsville, Texas located at 1385 Cheers Street on approximately 2 acres of land. The current lease agreement expires in October 2022, with an option to extend the lease for 36 months. The approximate 42,000 square feet of available floor space at the Brownsville, Texas location is comprised of the following:

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
MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE American LLC under the symbol “CMT”.

The table below sets forth the high and low sale prices of the Company for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2018	$8.60	$6.37
Third Quarter	2018	15.32	6.58
Second Quarter	2018	18.09	13.53
First Quarter	2018	22.36	16.47

Fourth Quarter	2017	$23.85	$19.74
Third Quarter	2017	24.50	18.85
Second Quarter	2017	22.83	16.38
First Quarter	2017	18.19	14.42

The Company's common stock was held by 351 holders of record on March 15, 2019.

The Company ended the $0.05 per share quarterly dividend after the May 2018 declaration. The Company made payments of $792,000 and $786,000 for cash dividends during 2018 and 2017, respectively. The Company made no payments for cash dividends in 2016.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2018:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Grants	Weighted Average Exercise Price of Outstanding Options or Restricted Grants	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	349,885	$10.62	1,078,671

There were no stock repurchases during the three months ended December 31, 2018.

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

	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Operating Data:
Product sales	$256,217	$148,623	$146,624	$189,103	$169,744
Tooling sales	13,268	13,050	28,258	9,965	5,460
Net sales	269,485	161,673	174,882	199,068	175,204
Gross margin	27,141	24,631	27,906	36,252	30,186
Operating income	(3,100)	7,941	11,527	18,498	14,647
Net income	(4,782)	5,459	7,411	12,050	9,634
Earnings Per Share Data:
Net income per common share:
Basic	$(0.62)	$0.71	$0.97	$1.59	$1.28
Diluted	$(0.62)	$0.70	$0.97	$1.58	$1.28
Balance Sheet Data:
Total assets	$201,198	$138.578	$133,455	$139,803	$117,715
Working capital	40,111	40,369	38,590	31,534	23,244
Long-term debt	55,159	3,750	6,750	9,750	714
Stockholders' equity	98,929	101,893	96,766	88,733	76,146
Return on beginning equity	(5)%	6%	8%	16%	14%
Book value per share	$12.72	$13.21	$12.67	$11.68	$10.07

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

DESCRIPTION OF THE COMPANY

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC"), and direct long-fiber thermoplastics ("D-LFT"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers structural foam and structural injection molding ("SIM") and reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction, and other commercial products. Product sales to medium and heavy-duty truck markets accounted for 56% of the Company's sales for the year ended December 31, 2018 and 68% for the years ended December 31, 2017 and 2016, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies added a production facility in Matamoros, Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding

Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, Core Molding Technologies acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a new production facility in Matamoros, Mexico that replaced its leased facility. In March 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota ("CPI"), which expanded the Company's process capabilities to include D-LFT and diversified the customer base. In January 2018, the Company acquired substantially all the assets of Horizon Plastics, which has manufacturing operations in Cobourg, Ontario and Escobedo, Mexico. This acquisition expanded the Company's customer base, geographic footprint, and process capabilities to include structural foam and structural web molding.

BUSINESS OVERVIEW

General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 56% and 68% of the Company’s product revenue for the years ended December 31, 2018 and 2017, respectively.

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

Results of 2018 Overview
Core Molding Technologies recorded a net loss in 2018 of $4,782,000, or $(0.62) per basic and diluted share, compared with net income of $5,459,000, or $0.71 per basic and $0.70 per diluted share in 2017. Product sales in 2018 increased 72% from 2017, and operating income declined 139%. New sales from the acquisition of Horizon Plastics and higher demand from our truck customers were the primary drivers of the sales increase, while the decrease in operating income was largely due to increased manufacturing inefficiencies at several of the Company's facilities, a goodwill impairment charge, and higher operating and SG&A costs.
As discussed above in Part I, Item 1, “Business,” on January 16, 2018 the Company acquired substantially all of the assets and assumed certain liabilities of Horizon Plastics, in exchange for approximately $63,005,000 in cash. Horizon Plastics is a custom low-pressure structural composite molder, which utilizes both structural foam and structural web process technologies operating within two manufacturing facilities located in Cobourg, Canada and Escobedo, Mexico. The acquisition was funded through a combination of available cash on hand and borrowings under an Amended and Restated Credit Agreement entered into with KeyBank National Association, as further described below under “Liquidity and Capital Resources.” The integration process for Horizon Plastics is underway and management expects integration of business and financial systems to continue throughout 2019.

Looking forward, the Company anticipates that 2019 product sales levels will increase as compared to 2018, due to higher demand from heavy duty truck customers and additional sales from new programs. Heavy duty truck customers as well as industry analysts are forecasting increases in Class 8 truck sales of approximately 5% in 2019 compared to 2018.

2018 compared to 2017
Net sales for 2018 totaled $269,485,000, which was an increase from the $161,673,000 reported for 2017. Included in total sales were tooling project sales of $13,268,000 for 2018 and $13,050,000 for 2017. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2018, excluding tooling project sales, totaled $256,217,000, representing a 72% increase from the $148,623,000 reported for 2017. The increase in product sales is primarily the result of new sales from the acquisition of Horizon Plastics totaling $62,603,000 and higher demand from truck customers of $44,991,000.

Gross margin was approximately 10.1% of sales in 2018 and 15.2% in 2017. The gross margin decrease, as a percent of sales, was due to unfavorable product mix and production inefficiencies of 8.1%, net changes in selling price and material costs of 1.1% and unfavorable sales returns of 0.6%, offset by higher leverage of fixed costs of 2.5% and favorable impact of 2.0% from the Horizon Plastic acquisition.

Selling, general and administrative expense (“SG&A”) totaled $27,838,000 in 2018, compared to $16,690,000 in 2017. The increase in SG&A expense primarily resulted from additional ongoing SG&A costs of $3,681,000 related to Horizon Plastics, higher professional and outside services of $2,292,000, higher intangible amortization of $1,819,000, higher labor and benefit costs of $994,000, one-time severance costs of $858,000 and one-time acquisition fees of $693,000.

Goodwill impairment totaled $2,403,000 in 2018, based on the Company's annual goodwill impairment assessment for the Core Traditional reporting unit, see Note 2, Summary of Significant Accounting Policies, for further details.

Net interest expense totaled $2,394,000 for the year ended December 31, 2018, compared to net interest expense of $245,000 for the year ended December 31, 2017. The increase in interest expense was primarily due to a higher average outstanding debt balance in 2018.

Income tax expense was approximately 12% of total income before income taxes in 2018 and 30% in 2017. The change in effective income tax rate primary relates to the net effect of taxable losses in a lower statutory rate tax jurisdictions being offset by taxable income in higher statutory rate tax jurisdictions.

Net loss for 2018 was $4,782,000 or $(0.62) per basic and diluted share, compared with net income of $5,459,000 or $0.71 per basic and $0.70 per diluted share for 2017.

Comprehensive loss totaled $4,735,000 in 2018, compared to comprehensive income of $4,953,000 in 2017. The decrease was primarily related to lower net income of $10,241,000 and a change in hedging derivatives of $418,000 offset by a change in net actuarial adjustments of $971,000 for other post-retirement benefit obligations. In 2018, the Company recorded a net actuarial gain of $910,000 compared to an actuarial loss of $417,000 in 2017. The 2018 gain and the 2017 loss were primarily due to a change in discount rate.
2017 compared to 2016
Net sales for 2017 and 2016 totaled $161,673,000 and $174,882,000, respectively. Included in total sales were tooling project sales of $13,050,000 and $28,258,000 for 2017 and 2016, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for 2017 were approximately $148,623,000 compared to $146,624,000 for 2016. In 2017, product sales were positively impacted by a change in demand from customers in the heavy truck and marine markets of $5,671,000, partially offset by a change in demand from customers in the automotive market of $3,378,000.

Gross margin was approximately 15.2% of sales for 2017, compared with 16.0% for 2016. The gross margin decrease, as a percent of sales, was due to unfavorable net changes in selling price and material costs of 1.3% and lower leverage of fixed costs of 0.4%. These decreases were offset by favorable product mix and production efficiencies of 0.6% and favorable foreign currency exchange effects of 0.3%.

Selling, general and administrative expense (“SG&A”) was $16,690,000 for 2017 compared to $16,379,000 for 2016. The increase in SG&A expense primarily resulted from higher professional and outside services of $880,000 of which $596,000 is associated with the fees incurred with the Horizon Plastics acquisition, and higher labor and benefit expenses of $441,000, partially offset by lower profit sharing expense of $1,203,000.

Net interest expense totaled $245,000 for 2017, compared to net interest expense of $298,000 for 2016. The decrease in interest expense was primarily due to a lower average outstanding debt balance in 2017.

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

Comprehensive Income totaled $4,953,000 in 2017, compared to $7,180,000 in 2016. The decrease was primarily related to lower net income of $1,952,000 and a change in net actuarial adjustments of $737,000 for other post-retirement benefit obligations. In 2017 the Company recorded a net actuarial loss of $417,000, which was primarily driven by a change in discount rate, compared to recording an actuarial gain of $320,000 in 2016, which was primarily associated with a change in census and mortality.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions.

Cash used in operating activities totaled $6,528,000 for the year ended December 31, 2018. Net loss of $4,782,000 negatively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and goodwill impairment charge included in net income amounted to $9,384,000 and $2,403,000, respectively. Increased working capital resulted in cash used in operating activities of $13,312,000. Changes in working capital primarily related to increases in accounts receivable and inventory, due to an increase in sales volume.

Cash used in investing activities totaled $68,806,000 for the year ended December 31, 2018, primarily related to the acquisition of Horizon Plastics totaling $63,005,000. The Company also invested $5,801,000 related to purchases of property, plant and equipment for new programs, equipment improvements, and capacity expansion at the Company’s production facilities. The Company anticipates spending approximately $12,000,000 during 2019 on property, plant and equipment purchases for all of the Company's operations. The Company anticipates using cash from operations and its revolving line of credit to finance this capital investment. At December 31, 2018, purchase commitments for capital expenditures in progress were approximately $3,461,000.

Cash provided by financing activities totaled $50,445,000 for the year ended December 31, 2018. Cash activity primarily consisted of new term loan borrowings of $45,000,000 and net borrowings on revolving loans of $17,375,000, offset by the payoff of a previous term loan of $6,750,000, net scheduled repayments of principal on outstanding term loans of $3,375,000, payment of cash dividends of $792,000 and payment of deferred loan costs of $763,000.

At December 31, 2018, the Company had cash on hand of $1,891,000 and an available revolving line of credit of $22,625,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Debt and Credit Facilities
On January 16, 2018, the Company entered into an A/R Credit Agreement with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.
Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics.

On March 14, 2019, the Company entered into the first amendment (“First Amendment”) to the A/R Credit Agreement with the Lenders. Pursuant to the terms of the First Amendment, the Company and Lenders agreed to modify certain terms of the A/R Credit Agreement. These modifications included (1) implementation of an availability block on the U.S. Revolving Loans reducing availability from $40,000,000 to $32,500,000, (2) modification to the definition of EBITDA to add back certain one-time expenses, (3) waiver of non-compliance with the leverage covenant as of December 31, 2018 and modification of the leverage ratio definition and covenant to eliminate testing of the leverage ratio until December 31, 2019, (4) waiver of non-compliance with the fixed charge covenant as of December 31, 2018 and modification of the fixed charge coverage ratio definition and covenant requirement, (5) implementation of a capital expenditure spend limit of $7,500,000 during the first six months of 2019 and $12,500,000 for the full year 2019, (6) an increase of the applicable interest margin spread for existing term and revolving loans, and (7) an increase in the commitment fees on any unused U.S. Revolving Loans.
Bank Covenants
The Company is required to meet certain financial covenants included in the Amended A/R Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2018, the Company was not in compliance with its financial covenants associated with the loans made under the A/R Credit Agreement, but on March 14, 2019 entered into the First Amendment to the A/R Credit Agreement which waived the non-compliance as of December 31, 2018 and established new covenant levels. While management believes it will be able to meet its future covenants as established in the First Amendment, the ability to meet these covenants relies on certain operational and financial improvements consistent with our planned turn around and expected timetable. Should these improvements not materialize in the time frame planned, it could impact our ability to meet future covenants.

Shelf Registration
On November 14, 2017 the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, which became effective on November 20, 2017.  The Registration Statement registered common stock, preferred stock, debt securities, warrants, depositary shares, rights, units, and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time.  The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings.  The Registration Statement has a three year term.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2018:

	2019	2020	2021	2022	2023 and after	Total
Long-term debt	$3,375,000	$4,500,000	$5,625,000	$5,625,000	$22,500,000	$41,625,000
Interest(A)	3,337,000	2,020,000	1,778,000	1,510,000	—	8,645,000
Operating lease obligations	1,579,000	1,387,000	1,128,000	1,055,000	1,425,000	6,574,000
Contractual commitments for capital expenditures(B)	3,461,000	—	—	—	—	3,461,000
Post retirement benefits	1,157,000	440,000	471,000	487,000	5,521,000	8,076,000
Total	$12,909,000	$8,347,000	$9,002,000	$8,677,000	$29,446,000	$68,381,000

(A) Variable interest rates were as of December 31, 2018.
(B) Includes $871,000 recorded on the balance sheet in accounts payable at December 31, 2018.

As of December 31, 2018, the Company had no significant off-balance sheet arrangements.
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

Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $25,000 allowance for doubtful accounts is needed at December 31, 2018 and no allowance was needed at December 31, 2017. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $2,344,000 at December 31, 2018 and $857,000 at December 31, 2017. There have been no material changes in the methodology of these calculations.

Inventories
Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $957,000 at December 31, 2018 and $624,000 at December 31, 2017.

Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The Company acquired substantially all of the assets of Horizon Plastics on January 16, 2018, which resulted in approximately $16,770,000 of finite-lived intangibles and $12,994,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2018, 2017 and 2016.

Goodwill
The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and requires these assets be reviewed for impairment at each reporting unit. As a result of the Horizon Plastics acquisition on January 16, 2018 and the status of its integration, the Company established two reporting units, Core Traditional and Horizon Plastics.

The annual impairment tests of goodwill may be completed through qualitative assessments, however the Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit in any period. The Company may resume the qualitative assessment for any reporting unit in any subsequent period.
Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.
As part of the quantitative assessment, the Company determines fair values for each reporting unit using a combination of the market approach and the income approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time of the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable, but are uncertain and subject to changes in market conditions.
The Company’s annual impairment assessment at December 31, 2018 consisted of a quantitative analysis for both reporting units. It concluded that the carrying value of Core Traditional was greater than the fair value, which resulted in a goodwill impairment charge of $2,403,000, representing all the goodwill related to the Core Traditional reporting unit. The analysis of the Company’s other reporting unit, Horizon Plastics, indicated no goodwill impairment charge as the excess of the estimated fair value over the carrying value of its invested capital was approximately 23% of the book value of its net assets.
There was no impairment of the Company's goodwill for the years ended December 31, 2017 and 2016.

Self-Insurance
The Company is self-insured with respect to its Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas medical, dental, and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2018 and December 31, 2017 of $960,000 and $862,000, respectively.

Post Retirement Benefits
Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,076,000 at December 31, 2018 and $9,050,000 at December 31, 2017.

Revenue Recognition
The Company historically has recognized revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compound and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers control to the customer and is entitled to payment upon shipment. In limited circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes control at our production facility.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14, is the first quarter of fiscal year 2018. ASU 2014-09 affects the timing of certain revenue-related transactions primarily resulting from the earlier recognition of the Company's tooling sales and costs. The Company adopted this update as required through a cumulative adjustment to equity and contract assets of $1,069,000 on January 1, 2018. The transitional practical expedient related to contract modifications has been applied and the Company has not retrospectively restated contracts that were modified prior to January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. See Note 2, Summary of Significant Accounting Policies, for the Company's policy on Revenue Recognition and Note 16, Changes in Accounting Policies, for further discussion on the effect of the adoption of ASC Topic 606 on the Company's Consolidated Financial Statements.

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

In accordance with ASU 2016-02, we plan to elect not to recognize lease assets and lease liabilities for leases with a term of twelve months or less. The ASU requires a modified retrospective transition method, or a transition method option under ASU 2018-11, with the option to elect a package of practical expedients that permits the Company to: a.) not reassess whether expired or existing contracts contain leases, b.) not reassess lease classification for existing or expired leases and c.) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight.

The Company is finalizing its assessment of the impact of this pronouncement and revised guidance and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures related to the recognition of lease assets and liabilities that are not included in the Consolidated Balance Sheets under existing accounting guidance.  The adoption of pronouncement will have a significant impact on our consolidated balance sheet, but is not expected to have a significant impact on our consolidated statement of income or statement of cash flows.  We will adopt this new accounting standard on its effective date of January 1, 2019 and apply its provisions beginning on the effective date. We anticipate the dollar impact of recording leases on our consolidated balance sheet to be within a range of $6,000,000 to $7,000,000.

In January 2017, FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate the second step of the goodwill impairment test that require a hypothetical purchase price allocation. The ASU requires that, if a reporting unit's carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. We early adopted this ASU during the fourth quarter of 2018. See Note 2, Summary of Significant Accounting Policies, for discussion of our 2018 goodwill impairment charge.

In March 2017, FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance was effective for the Company on January 1, 2018 and interim periods within that reporting period. The income statement presentation of the components of net periodic cost (benefit) was applied retrospectively, while limiting the capitalization of net periodic cost (benefit) in assets to the service cost component was applied prospectively. The Company adopted this standard update as required on January 1, 2018 and the impact of adoption resulted in a reclassification of all components of net periodic benefit from operating earnings to other income in the amount of $48,000, $49,000 and $18,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The adoption of SEC Release No. 33-10532 does not result in a material change to the Company's disclosures.

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

Core Molding Technologies has the following three items that are sensitive to market risks at December 31, 2018: (1) Revolving Loans and the Term Loan under the Credit Agreement which bears a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican Pesos or Canadian Dollars with United States dollars to meet certain obligations that arise due to operations at the facilities located in Mexico or Canada; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.

Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Revolving Loan and Term Loan would impact the interest paid by the Company, as the interest rate on these loans is based upon LIBOR; however, it would not have a material effect on earnings before taxes.

Assuming a hypothetical 10% decrease in the United States dollar to Mexican Peso or Canadian Dollar exchange rates, the Company would be impacted by an increase in operating costs, which would have an adverse effect on operating margins. To mitigate risk associated with foreign currency exchange, the Company from time to time will enter into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos or Canadian Dollars, which will be used to fund future Mexican Peso or Canadian Dollar cash flows, see Note 14.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and Schedule II (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Horizon Plastics International Inc. acquired during 2018, which is described in Note 7 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2009.

Columbus, Ohio
March 18, 2019

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)

	Years Ended December 31,
	2018	2017	2016
Net sales:
Products	$256,217,000	$148,623,000	$146,624,000
Tooling	13,268,000	13,050,000	28,258,000
Total net sales	269,485,000	161,673,000	174,882,000

Total cost of sales	242,344,000	137,042,000	146,976,000

Gross margin	27,141,000	24,631,000	27,906,000

Selling, general and administrative expense	27,838,000	16,690,000	16,379,000
Goodwill impairment	2,403,000	—	—
Total expenses	30,241,000	16,690,000	16,379,000

Operating income (loss)	(3,100,000)	7,941,000	11,527,000

Other income and expense
Net periodic post-retirement benefit	(48,000)	(49,000)	(18,000)
Net interest expense	2,394,000	245,000	298,000
Total other income and expense	2,346,000	196,000	280,000

Income (Loss) before income taxes	(5,446,000)	7,745,000	11,247,000

Income Taxes:
Current	1,048,000	2,630,000	3,410,000
Deferred	(1,712,000)	(344,000)	426,000
Total income taxes	(664,000)	2,286,000	3,836,000

Net income (loss)	$(4,782,000)	$5,459,000	$7,411,000

Net income (loss) per common share:
Basic	$(0.62)	$0.71	$0.97
Diluted	$(0.62)	$0.70	$0.97
Weighted average shares outstanding:
Basic	7,750,000	7,690,000	7,621,000
Diluted	7,750,000	7,747,000	7,661,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(4,782,000)	$5,459,000	$7,411,000

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(452,000)	5,000	(303,000)
Income tax benefit (expense)	87,000	(2,000)	103,000

Interest rate hedging derivatives:
Unrealized hedge gain (loss)	(65,000)	—	5,000
Income tax benefit (expense)	15,000	—	(2,000)

Post retirement benefit plan adjustments:
Net actuarial (loss) gain	1,081,000	(268,000)	474,000
Prior service costs	(496,000)	(496,000)	(496,000)
Income tax benefit (expense)	(123,000)	255,000	(12,000)

Comprehensive income (loss)	$(4,735,000)	$4,953,000	$7,180,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$1,891,000	$26,780,000
Accounts receivable, net	45,468,000	19,846,000
Inventories:
Finished goods	6,453,000	2,948,000
Work in process	2,034,000	2,061,000
Raw materials and components	17,278,000	8,450,000
Total inventories, net	25,765,000	13,459,000

Contract assets	3,915,000	2,872,000
Foreign sales tax receivable	1,789,000	610,000
Prepaid expenses and other current assets	1,474,000	1,388,000
Total current assets	80,302,000	64,955,000

Property, plant and equipment, net	80,657,000	68,631,000

Deferred tax asset	1,153,000	—
Goodwill	21,476,000	2,403,000
Intangibles, net	15,413,000	513,000
Other non-current assets	2,197,000	2,076,000
Total Assets	$201,198,000	$138,578,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,230,000	$3,000,000
Accounts payable	25,450,000	13,850,000
Contract liabilities	1,686,000	955,000
Current portion of post retirement benefits liability	1,157,000	1,096,000
Accrued liabilities:
Compensation and related benefits	5,154,000	3,524,000
Other	3,514,000	2,161,000
Total current liabilities	40,191,000	24,586,000

Long-term debt	37,784,000	3,750,000
Revolving debt	17,375,000	—
Deferred tax liability	—	395,000
Post retirement benefits liability	6,919,000	7,954,000
Total Liabilities	102,269,000	36,685,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 7,776,164 at December 31, 2018 and 7,711,277 at December 31, 2017	78,000	77,000
Paid-in capital	33,208,000	31,465,000
Accumulated other comprehensive income, net of income taxes	2,117,000	2,070,000
Treasury stock — at cost, 3,790,308 shares at December 31, 2018 and 3,773,128 shares at December 31, 2017	(28,403,000)	(28,153,000)
Retained earnings	91,929,000	96,434,000
Total Stockholders’ Equity	98,929,000	101,893,000
Total Liabilities and Stockholders’ Equity	$201,198,000	$138,578,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2016	7,596,500	$76,000	$29,147,000	$2,645,000	$(27,647,000)	$84,512,000	$88,733,000
Net income						7,411,000	7,411,000
Change in post retirement benefits, net of tax of $12,000				(34,000)			(34,000)
Change in interest rate swaps, net of tax of $2,000				3,000			3,000
Unrealized foreign currency hedge (loss), net of tax of $103,000				(200,000)			(200,000)
Excess tax benefit — equity transactions			(16,000)				(16,000)
Purchase of treasury stock	(10,590)				(134,000)		(134,000)
Restricted stock vested	49,183						—
Share-based compensation			1,003,000				1,003,000
Balance at December 31, 2016	7,635,093	$76,000	$30,134,000	$2,414,000	$(27,781,000)	$91,923,000	$96,766,000
Net income						5,459,000	5,459,000
Cash Dividends Paid						(786,000)	(786,000)
Change in post retirement benefits, net of tax of $255,000				(509,000)			(509,000)
Unrealized foreign currency hedge (loss), net of tax of $2,000				3,000			3,000
Adoption of Accounting Standards Update 2018-02				162,000		(162,000)	—
Purchase of treasury stock	(19,533)				(372,000)		(372,000)
Restricted stock vested	95,717	1,000					1,000
Share-based compensation			1,331,000				1,331,000
Balance at December 31, 2017	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy						1,069,000	1,069,000
Balance at January 1, 2018	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$97,503,000	$102,962,000
Net loss						(4,782,000)	(4,782,000)
Cash Dividends Paid						(792,000)	(792,000)
Change in post retirement benefits, net of tax of $123,000				462,000			462,000
Unrealized foreign currency hedge gain, net of tax of $87,000				(365,000)			(365,000)
Change in interest rate swaps, net of tax of $15,000				(50,000)			(50,000)
Purchase of treasury stock	(17,180)				(250,000)		(250,000)
Restricted stock vested	82,067	1,000					1,000
Share-based compensation			1,743,000				1,743,000
Balance at December 31, 2018	7,776,164	$78,000	$33,208,000	$2,117,000	$(28,403,000)	$91,929,000	$98,929,000

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,782,000)	$5,459,000	$7,411,000

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,384,000	6,240,000	6,283,000
Deferred income taxes	(1,739,000)	(597,000)	426,000
Goodwill impairment	2,403,000	—	—
Mark-to-market of interest rate swap	159,000	—	3,000
Share-based compensation	1,743,000	1,331,000	1,003,000
(Gain) loss on foreign currency	5,000	8,000	(110,000)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(17,945,000)	(295,000)	17,335,000
Inventories	(5,783,000)	(2,547,000)	2,785,000
Income taxes receivable	—	—	670,000
Prepaid and other assets	(528,000)	(2,934,000)	(266,000)
Accounts payable	7,822,000	5,347,000	(4,689,000)
Accrued and other liabilities	3,122,000	(4,719,000)	(4,422,000)
Post retirement benefits liability	(389,000)	(381,000)	(360,000)
Net cash (used in) provided by operating activities	(6,528,000)	6,912,000	26,069,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,801,000)	(4,259,000)	(2,863,000)
Purchase of assets of Horizon Plastics	(63,005,000)	—	—
Net cash used in investing activities	(68,806,000)	(4,259,000)	(2,863,000)

Cash flows from financing activities:
Gross borrowings on revolving loans	133,848,000	—	—
Gross repayment on revolving loans	(116,473,000)	—	—
Proceeds from term loan	45,000,000	—	—
Payment of principal of term loan	(10,125,000)	(3,000,000)	(3,714,000)
Payment of deferred loan costs	(763,000)	—	—
Excess tax payable from equity incentive plans	—	—	(16,000)
Payments related to the purchase of treasury stock	(250,000)	(372,000)	(134,000)
Cash dividends paid	(792,000)	(786,000)	—
Net cash (used in) provided by financing activities	50,445,000	(4,158,000)	(3,864,000)

Net change in cash and cash equivalents	(24,889,000)	(1,505,000)	19,342,000

Cash and cash equivalents at beginning of year	26,780,000	28,285,000	8,943,000

Cash and cash equivalents at end of year	$1,891,000	$26,780,000	$28,285,000

Cash paid for:
Interest (net of amounts capitalized)	$2,261,000	$247,000	$289,000
Income taxes	$1,033,000	$2,411,000	$1,884,000
Non Cash:
Fixed asset purchases in accounts payable	$871,000	$278,000	$316,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

Core Molding Technologies and its subsidiaries operate in the composites market in a family of products known as “structural composites.” Structural composites are combinations of resins and sometimes reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company specializes in large-format moldings and offers a wide range of fiberglass processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC") and direct long-fiber thermoplastics ("D-LFT"); spray-up, hand-lay-up, and resin transfer molding ("RTM"). Additionally, the Company offers structural foam and structural injection molding ("SIM") and reaction injection molding ("RIM"), utilizing dicyclopentadiene technology. As of December 31, 2018, Core Molding Technologies operated seven production facilities located in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Canada. All produce structural composite products.

The Company operates in one business segment as a manufacturer of SMC and molder of thermoplastic and thermoset structural composite products. The Company produces and sells SMC and molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of all subsidiaries after elimination of all intercompany accounts, transactions, and profits.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Significant estimates relate to allowances for doubtful accounts, inventory reserves, self-insurance reserves related to healthcare and workers compensation, deferred taxes, post retirement benefits, progress billings for tooling, goodwill and long-lived assets. Actual results could differ from those estimates.

Revenue Recognition - The Company historically has recognized revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compound and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers control to the customer and is entitled to payment upon shipment. In limited circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes control at our production facility.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. The Company had cash on hand of $1,891,000 at December 31, 2018 and $26,780,000 at December 31, 2017.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $25,000 allowance for doubtful accounts is needed at December 31, 2018 and no allowance was needed at December 31, 2017. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $2,344,000 at December 31, 2018 and $857,000 at December 31, 2017. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $957,000 at December 31, 2018 and $624,000 at December 31, 2017.

Contract Assets/Liabilities - Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are generally classified as current. During the year ended December 31, 2018, the Company recognized no impairments on contract assets. Contract liabilities are also generally classified as current. For the year ended December 31, 2018, the Company recognized revenue of $449,000 related to contract liabilities.

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

Depreciation expense was $7,361,000, $6,190,000 and $6,217,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The Company acquired substantially all of the assets of Horizon Plastics on January 16, 2018, which resulted in approximately $16,770,000 of finite-lived intangibles and $12,994,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2018, 2017 and 2016.

Goodwill - The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and requires these assets be reviewed for impairment at each reporting unit. As a result of the Horizon Plastics acquisition on January 16, 2018 and the status of its integration, the Company established two reporting units, Core Traditional and Horizon Plastics.

The annual impairment tests of goodwill may be completed through qualitative assessments, however the Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit in any period. The Company may resume the qualitative assessment for any reporting unit in any subsequent period.

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.
As part of the quantitative assessment, the Company determines fair values for each reporting unit using a combination of the market approach and the income approach. The Company assesses the valuation methodology based upon the relevance and availability of the data at the time of the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable, but are uncertain and subject to changes in market conditions.
The Company’s annual impairment assessment at December 31, 2018 consisted of a quantitative analysis for both reporting units. It concluded that the carrying value of Core Traditional was greater than the fair value, which resulted in a goodwill impairment charge of $2,403,000, representing all the goodwill related to the Core Traditional reporting unit. The analysis of the Company’s other reporting unit, Horizon Plastics, indicated no goodwill impairment charge as the excess of the estimated fair value over the carrying value of its invested capital was approximately 23% of the book value of its net assets.
There was no impairment of the Company's goodwill for the years ended December 31, 2017 and 2016.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 11.

Self-Insurance - The Company is self-insured with respect to its Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas medical, dental, and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2018 and December 31, 2017 of $960,000 and $862,000, respectively.

Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,076,000 at December 31, 2018 and $9,050,000 at December 31, 2017.

Fair Value of Financial Instruments - The Company's financial instruments consist of long-term debt, revolving loans, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 14.

Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. The Company had four major customers during 2018, Navistar, Volvo, PACCAR, and UFP. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. Sales to four major customers comprised 65%, 65% and 68% of total sales in 2018, 2017 and 2016, respectively (see Note 4). Concentrations of accounts receivable balances with four customers accounted for 64% and 74% of accounts receivable at December 31, 2018 and 2017, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to certain customers' manufacturing and service locations in Mexico and Canada totaled 32%, 36% and 32% of total sales for 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company employed a total of 2,190 employees, which consisted of 886 employees in its United States operations, 1,033 employees in its Mexican operations and 271 employees in its Canadian operation. Of these 2,190 employees, 372 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 10, 2019, and 876 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to December 31, 2019. Additionally, 221 employees at the Company's Cobourg, Canada facility are covered by a collective bargaining agreement with United Food & Commercial Workers Canada ("UFCW"), which extends to November 1, 2021; and 26 employees at the Company's Escobedo, Mexico facility are covered by a collective bargaining agreement with Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M., which extends to February 2020.

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

Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $1,032,000, $848,000 and $965,000 in 2018, 2017 and 2016.

Foreign Currency Adjustments - The functional currency for the Mexican and Canadian operations is the United States dollar. All foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency translation and transaction activity is included in selling, general and administrative expense. This activity resulted in a gain of $88,000, $30,000 and $89,000 in 2018, 2017 and 2016, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASC Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASC Topic 606, as updated by ASU No. 2015-14, is the first quarter of fiscal year 2018. ASU 2014-09 affects the timing of certain revenue-related transactions primarily resulting from the earlier recognition of the Company's tooling sales and costs. The Company adopted this update as required through a cumulative adjustment to equity and contract assets of $1,069,000 on January 1, 2018. The transitional practical expedient related to contract modifications has been applied and the Company has not retrospectively restated contracts that were modified prior to January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. See Note 16, Changes in Accounting Policies, for further discussion on the effect of the adoption of ASC Topic 606 on the Company's Consolidated Financial Statements.

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

In accordance with ASU 2016-02, we plan to elect not to recognize lease assets and lease liabilities for leases with a term of twelve months or less. The ASU requires a modified retrospective transition method, or a transition method option under ASU 2018-11, with the option to elect a package of practical expedients that permits the Company to: a.) not reassess whether expired or existing contracts contain leases, b.) not reassess lease classification for existing or expired leases and c.) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight.

The Company is finalizing its assessment of the impact of this pronouncement and revised guidance and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures related to the recognition of lease assets and liabilities that are not included in the Consolidated Balance Sheets under existing accounting guidance.  The adoption of pronouncement will have a significant impact on our consolidated balance sheet, but is not expected to have a significant impact on our consolidated statement of income or statement of cash flows.  We will adopt this new accounting standard on its effective date of January 1, 2019 and apply its provisions beginning on the effective date. We anticipate the dollar impact of recording leases on our consolidated balance sheet to be within a range of $6,000,000 to $7,000,000.

In January 2017, FASB issued ASU No. 2017-01, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate the second step of the goodwill impairment test that require a hypothetical purchase price allocation. The ASU requires that, if a reporting unit's carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. We early adopted this ASU during the fourth quarter of 2018. See Note 2, Summary of Significant Accounting Policies, for discussion of our 2018 goodwill impairment charge.

In March 2017, FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance was effective for the Company on January 1, 2018 and interim periods within that reporting period. The income statement presentation of the components of net periodic cost (benefit) was applied retrospectively, while limiting the capitalization of net periodic cost (benefit) in assets to the service cost component was applied prospectively. The Company adopted this standard update as required on January 1, 2018 and the impact of adoption resulted in a reclassification of all components of net periodic benefit from operating earnings to other income in the amount of $48,000, $49,000 and $18,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The adoption of SEC Release No. 33-10532 does not result in a material change to the Company's disclosures.

3. Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The computation of basic and diluted net income (loss) per common share is as follows:

	December 31,
	2018	2017	2016
Net income (loss)	$(4,782,000)	$5,459,000	$7,411,000

Weighted average common shares outstanding — basic	7,750,000	7,690,000	7,621,000
Effect of dilutive securities	—	57,000	40,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,750,000	7,747,000	7,661,000

Basic net income (loss) per common share	$(0.62)	$0.71	$0.97
Diluted net income (loss) per common share	$(0.62)	$0.70	$0.97

4. Major Customers

The Company had four major customers during 2018, Navistar, Volvo, PACCAR, and UFP. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Navistar, Volvo, PACCAR, or UFP would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2018	2017	2016
Navistar product sales	$52,347,000	$39,609,000	$39,756,000
Navistar tooling sales	2,806,000	159,000	1,994,000
Total Navistar sales	55,153,000	39,768,000	41,750,000

Volvo product sales	46,063,000	27,627,000	29,520,000
Volvo tooling sales	97,000	8,089,000	20,450,000
Total Volvo sales	46,160,000	35,716,000	49,970,000

PACCAR product sales	38,027,000	26,481,000	24,235,000
PACCAR tooling sales	6,425,000	2,932,000	3,481,000
Total PACCAR sales	44,452,000	29,413,000	27,716,000

UFP product sales	27,906,000	—	—
UFP tooling sales	240,000	—	—
Total UFP sales	28,146,000	—	—

Other product sales	91,874,000	54,906,000	53,113,000
Other tooling sales	3,700,000	1,870,000	2,333,000
Total other sales	95,574,000	56,776,000	55,446,000

Total product sales	256,217,000	148,623,000	146,624,000
Total tooling sales	13,268,000	13,050,000	28,258,000
Total sales	$269,485,000	$161,673,000	$174,882,000

5. Foreign Operations

Primarily all of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2018	2017	2016
United States	$181,207,000	$103,513,000	$119,018,000
Mexico	74,029,000	52,496,000	51,389,000
Canada	12,494,000	5,664,000	4,475,000
Other	1,755,000	—	—
Total	$269,485,000	$161,673,000	$174,882,000

The following table provides information related to the location of property, plant and equipment, net, as of December 31:

	2018	2017
United States	$37,778,000	$40,594,000
Mexico	34,155,000	28,037,000
Canada	8,724,000	—
Total	$80,657,000	$68,631,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2018	2017
Land and land improvements	$6,009,000	$6,009,000
Buildings	43,042,000	42,769,000
Machinery and equipment	108,661,000	92,218,000
Tools, dies, and patterns	1,419,000	808,000
Additions in progress	5,014,000	3,045,000
Total	164,145,000	144,849,000
Less accumulated depreciation	(83,488,000)	(76,218,000)
Property, plant, and equipment - net	$80,657,000	$68,631,000

Additions in progress at December 31, 2018 and 2017 relate to building improvements and equipment purchases that were not yet completed and placed in service at year end. At December 31, 2018, commitments for capital expenditures in progress were $3,461,000 and included $871,000 recorded on the balance sheet in accounts payable. At December 31, 2017, commitments for capital expenditures in progress were $1,071,000, and included $278,000 recorded on the balance sheet in accounts payable.

7. Horizon Plastics Acquisition

On January 16, 2018, 1137925 B.C Ltd., subsequently renamed Horizon Plastics International Inc., a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "Agreement") with Horizon Plastics International Inc., 1541689 Ontario Inc., 2551024 Ontario Inc. and Horizon Plastics de Mexico, S.A. de C.V. (collectively "Horizon Plastics"). Pursuant to the terms of the Agreement the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics for a cash purchase of $62,457,000. The purchase price was subject to working capital adjustments resulting in an increase in the purchase price of $548,000.

The acquisition was funded through a combination of cash on hand and borrowings under the Amended and Restated Credit Agreement ("A/R Credit Agreement"), further described in Note 9, entered into with KeyBank National Association as administrative agent and various other financial institutions on January 16, 2018.

The purpose of the acquisition was to increase the Company's structural composite process capabilities to include structural foam and structural web molding, expand its geographical footprint, and diversify the Company's customer base.

Consideration was allocated to assets acquired and liabilities assumed based on their fair values as of the acquisition date as follows:

Accounts Receivable	$7,677,000
Inventory	6,523,000
Other Current Assets	832,000
Property and Equipment	12,994,000
Intangibles	16,770,000
Goodwill	21,476,000
Accounts Payable	(3,181,000)
Other Current Liabilities	(86,000)
$63,005,000

The purchase price included consideration for strategic benefits, including an assembled workforce, operational infrastructure and synergistic revenue opportunities, which resulted in the recognition of goodwill. The goodwill is deductible for income tax purposes.

The company incurred $1,289,000 and $596,000 of expense in 2018 and 2017, respectively, associated with the acquisition, which is recorded in selling, general and administrative expense.

The amount allocated to intangible assets has been attributed to the following categories and will be amortized over the useful lives of each individual asset identified on a straight-line basis as follows:

Acquired Intangible Assets	Estimated Fair Value	Estimated Useful Life (Years)
Non-competition Agreement	$1,810,000	5
Trademarks	1,610,000	10
Developed Technology	4,420,000	7
Customer Relationships	8,930,000	12
Total	$16,770,000

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

	Pro forma for the year ended December 31,
	2018	2017
Net revenue	$272,153,000	$222,015,000
Net income (loss)	(3,788,000)	8,121,000
Net income (loss) per common share:
Basic	$(0.49)	$1.06
Diluted	$(0.49)	$1.05

The unaudited pro forma net income includes the following adjustments that would have been recorded had the 2018 acquisition taken place on January 1, 2017.

	Pro forma for the year ended December 31,
	2018	2017
Depreciation expense	$55,000	$50,000
Amortization expense	78,000	1,876,000
Interest (income) expense	(208,000)	1,705,000
Non-recurring transaction costs	(1,289,000)	(596,000)
Income tax expense (benefit)	253,000	(880,000)

8. Goodwill and Intangibles

Goodwill activity for the year ended December 31, 2018 consisted of the following:

Balance at December 31, 2017	$2,403,000
Additions	21,476,000
Impairment	(2,403,000)
Balance at December 31, 2018	$21,476,000

The Company’s annual impairment assessment at December 31, 2018 consisted of a quantitative analysis for both the Core Traditional and Horizon Plastics reporting units. It concluded that the carrying value of Core Traditional was greater than the fair value, which resulted in a goodwill impairment charge of $2,403,000. The analysis of the Company’s other reporting unit, Horizon Plastics, indicated no goodwill impairment charge as the excess of the estimated fair value over the carrying value of its invested capital was approximately 23% of the book value of its net assets.

Intangible assets at December 31, 2018 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(37,000)	$213,000
Trademarks	10 Years	1,610,000	(86,000)	1,524,000
Non-competition Agreement	5 Years	1,810,000	(360,000)	1,450,000
Developed Technology	7 Years	4,420,000	(605,000)	3,815,000
Customer Relationships	10-12 Years	9,330,000	(919,000)	8,411,000
Total		$17,420,000	$(2,007,000)	$15,413,000

Intangible assets at December 31, 2017 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(27,000)	$223,000
Customer Relationships	10 Years	400,000	(110,000)	290,000
Total		$650,000	$(137,000)	$513,000

The aggregate intangible asset amortization expense was $1,869,000 for the year ended December 31, 2018 and amortization expense is expected to be $1,948,000 each year through the year ended December 31, 2022 and $1,587,000 for the year ended December 31, 2023 . The Company incurred $50,000 amortization expense for the years ended December 31, 2017 and 2016.

9. Debt and Leases

Long-term debt consists of the following at:

	December 31, 2018	December 31, 2017
Term loans payable, interest at a variable rate (4.34% at December 31, 2018) with monthly payments of interest and quarterly payments of principal through January 2023.	$41,625,000	$—
Term loan payable to Key Bank, interest at a variable rate (3.36% at December 31, 2017)	—	6,750,000
Revolving loans, interest at a variable rate (4.39% at December 31, 2018)	17,375,000	—
Total	59,000,000	6,750,000
Less deferred loan costs	(611,000)	—
Less current portion	(3,230,000)	(3,000,000)
Long-term debt	$55,159,000	$3,750,000

Credit Agreement
On January 16, 2018, the Company entered into an A/R Credit Agreement with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics.

On March 14, 2019, the Company entered into the first amendment (“First Amendment”) to the A/R Credit Agreement with the Lenders. Pursuant to the terms of the First Amendment, the Company and Lenders agreed to modify certain terms of the A/R Credit Agreement. These modifications included (1) implementation of an availability block on the U.S. Revolving Loans reducing availability from $40,000,000 to $32,500,000, (2) modification to the definition of EBITDA to add back certain one-time expenses, (3) waiver of non-compliance with the leverage covenant as of December 31, 2018 and modification of the leverage ratio definition and covenant to eliminate testing of the leverage ratio until December 31, 2019, (4) waiver of non-compliance with the fixed charge covenant as of December 31, 2018 and modification of the fixed charge coverage ratio definition and covenant requirement, (5) implementation of a capital expenditure spend limit of $7,500,000 during the first six months of 2019 and $12,500,000 for the full year 2019, (6) an increase of the applicable interest margin spread for existing term and revolving loans, and (7) an increase in the commitment fees on any unused U.S. Revolving Loans.
Term Loans
The $45,000,000 Term Loans were used to finance the acquisition of Horizon Plastics. This commitment has fixed quarterly principal payments payable over a five-year period. Borrowings made pursuant to these loans bear interest, payable monthly at 30 day LIBOR plus a basis point margin spread from 175 to 225 based on the Company's leverage ratio and was set at 200 basis points as of December 31, 2018. Effective March 14, 2019, upon entering into the First Amendment, the margin spread was changed to a range from 175 to 400 basis points based on the Company's leverage ratio. As of March 14, 2019, the applicable spread was set at 275 basis points.

A $15,500,000 Term Loan was used to finance the acquisition of CPI in 2015. This commitment had fixed monthly principal payments payable over a five-year period. Borrowings made pursuant to this loan had interest, payable monthly at 30 day LIBOR plus 180 basis points. The Company repaid the outstanding balance of $6,750,000 upon closing of the A/R Credit Agreement.

Revolving Loans
The Company has available $40,000,000, which was reduced to $32,500,000 effective March 14, 2019 upon entering into the First Amendment, of variable rate revolving loans of which $17,375,000 is outstanding as of December 31, 2018. These revolving loans are scheduled to mature in January 2023, and are classified as long term on the balance sheet. Borrowings made on the revolving loans bear interest, payable monthly at 30 day LIBOR plus a basis point margin spread from 175 to 225 based on the Company's leverage ratio and was set at 200 basis points as of December 31, 2018. Effective March 14, 2019, upon entering into the First Amendment, the margin spread was changed to a range from 175 to 400 basis points based on the Company's leverage ratio. As of March 14, 2019, the applicable spread was set at 275 basis points.

Annual maturities of long-term debt are as follows:

2019	$3,375,000
2020	4,500,000
2021	5,625,000
2022	5,625,000
2023 and Thereafter	22,500,000
Total	$41,625,000

Interest Rate Swaps
The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company pays a fixed rate of 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. The fair value of the interest rate swaps was a liability of $65,000 at December 31, 2018. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

Bank Covenants
The Company is required to meet certain financial covenants included in the Amended A/R Credit Agreement with respect to leverage ratios, fixed charge ratios, and capital expenditures, as well as other customary affirmative and negative covenants. As of December 31, 2018, the Company was not in compliance with its financial covenants associated with the loans made under the A/R Credit Agreement, but on March 14, 2019 entered into the First Amendment to the A/R Credit Agreement which waived the non-compliance as of December 31, 2018 and established new covenant levels. While management believes it will be able to meet its future covenants as established in the First Amendment, the ability to meet these covenants relies on certain operational and financial improvements consistent with our planned turn around and expected timetable. Should these improvements not materialize in the time frame planned, it could impact our ability to meet future covenants.

Leases
The Company has entered into an operating lease agreement through July 2019 for the manufacturing facility located in Batavia, Ohio. Additionally, the Company leases a warehouse and distribution center in Brownsville, Texas, which expires in October 2022, with an option to extend the lease for 36 months.

Concurrent with the acquisition of Horizon Plastics, the Company entered into leasing agreements for manufacturing facilities located in Cobourg, Canada and Escobedo, Mexico. The current lease agreement for the Canada facility expires in June 2019 and the Company has the option to extend the lease up to 10 years, which the Company intends to utilize. The current lease agreement for the Mexican facility expires in March 2021.

Total rental expense was $2,640,000, $825,000 and $808,000 for 2018, 2017 and 2016, respectively. Included in rental expense are both operating lease payments and rental costs related to the use of equipment during the normal course of business under nonbinding terms. Future binding minimum operating lease payments are as follows:

2019	$1,579,000
2020	1,387,000
2021	1,128,000
2022	1,055,000
2023 and Thereafter	1,425,000
Total minimum lease payments	$6,574,000

10. Stock Based Compensation

The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted. The number of shares remaining available for future issuance is 1,078,671.

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

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2018		2017		2016
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	141,095	$16.79	158,261	$14.55	112,907	$16.86
Granted	315,429	11.32	84,643	19.17	122,963	12.59
Vested	(82,067)	16.57	(95,717)	15.25	(49,183)	14.16
Forfeited	(24,572)	16.91	(6,092)	17.93	(28,426)	15.93
Unvested - end of year	349,885	$10.62	141,095	$16.79	158,261	$14.55

At December 31, 2018 and 2017, there was $2,598,000 and $1,601,000, respectively, of total unrecognized compensation expense related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2018, 2017 and 2016 was $1,774,000, $1,331,000 and $1,003,000, respectively, and is recorded as selling, general and administrative expense.

During first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation. The new standard provided for changes to accounting for stock compensation, including excess tax benefits and tax deficiencies related to share based payment awards to be recognized in income tax expense in the reporting period in which they occurred. Tax benefits and tax deficiencies before this update were recorded as an increase or decrease in additional paid in capital. Tax benefits and deficiencies for the years ended December 31, 2018, 2017 and 2016 were a deficiency of $33,000, a benefit of $126,000 and a deficiency of $16,000, respectively.

During 2018, 2017 and 2016, employees surrendered 17,180, 19,533 and 10,590 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

11. Income Taxes

Components of the provision for income taxes are as follows:

	2018	2017	2016
Current:
Federal - US	$11,000	$1,993,000	$3,408,000
Foreign	1,023,000	613,000	—
State and local	14,000	24,000	2,000
	1,048,000	2,630,000	3,410,000
Deferred:
Federal	(1,355,000)	(407,000)	490,000
Foreign	(289,000)	52,000	(86,000)
State and local	(68,000)	11,000	22,000
	(1,712,000)	(344,000)	426,000
Provision (benefit) for income taxes	$(664,000)	$2,286,000	$3,836,000

A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows:

	2018	2017	2016
Provision at US federal statutory rate	$(1,145,000)	$2,634,000	$3,823,000
Adjustments for US tax law changes	—	(185,000)	—
Excess tax liability (benefit) — equity transactions	33,000	(126,000)	—
Effect of foreign taxes	213,000	(58,000)	34,000
Adoption of ASC 606	236,000	—	—
State and local tax expense	(54,000)	35,000	24,000
Other	53,000	(14,000)	(45,000)
Provision (benefit) for income taxes	$(664,000)	$2,286,000	$3,836,000

The Tax Cuts and Jobs Act (“the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, provides for acceleration of business asset expensing, and reduces the amount of executive pay that may qualify as a tax deduction, among other changes. FASB ASC 740 required the recognition of the effects of tax law changes in 2017. However, due to the complexities of the new tax legislation, the SEC issued SAB 118 which allowed for the recognition of provisional amounts during a measurement period.

During 2017, the Company recorded a net benefit charge related to the re-measurement of the deferred tax balance of $484,000. Additionally, the Company recorded a provisional charge related to the transition tax, net of estimated foreign tax credits, of $299,000. The Company has since finalized the analysis and filed the 2017 United States income tax return. The actual impact of the one-time transition tax was materially consistent with the provisional amount booked at December 31, 2017.

During first quarter 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation. The new standard provided for changes to accounting for stock compensation, including recording excess tax benefits and tax deficiencies related to share based payment awards in income tax expense in the reporting period in which they occurred. Tax benefits and deficiencies for the years ended December 31, 2018 and 2017 were a deficiency of $33,000 and a benefit of $126,000, respectively. Tax benefits and tax deficiencies before this update were recorded in additional paid in capital. For the year ended December 31, 2016, the Company recorded a tax deficiency of $16,000.

In October 2016, the Internal Revenue Service entered into a unilateral agreement with the Large Taxpayer Division of Mexico's Servicio de Administracion Tributaria (SAT) to provide for a Fast Track methodology to resolve all pending Advanced Pricing Agreements (APA) for the Maquiladora industry. The Company's Mexican subsidiary filed an APA and qualifies for and has adopted this methodology.

The Company performs an analysis to evaluate the balance of deferred tax assets that will be realized. The analysis is based on the premise that the deferred tax benefits will be realized through the generation of future taxable income. Based on the analysis, the Company has not recorded a valuation allowance on the deferred tax assets as of December 31, 2018 and 2017.

Deferred tax assets consist of the following at December 31:

	2018	2017
Current asset (liability):
Net operating loss carryforwards	$456,000	$—
Interest limitation carryforwards	394,000	—
Accrued liabilities	568,000	608,000
Accounts receivable	521,000	156,000
Inventory	525,000	371,000
Other, net	(446,000)	(292,000)
Total current asset	2,018,000	843,000

Non-current asset (liability):
Property, plant, and equipment	(3,941,000)	(3,345,000)
Post retirement benefits	1,848,000	2,060,000
Goodwill and finite-lived assets, net	994,000	(78,000)
Other, net	234,000	125,000
Total non-current liability	(865,000)	(1,238,000)
Total deferred tax asset (liability) - net	$1,153,000	$(395,000)

At December 31, 2018. the Company had estimated net operating loss carryforwards and interest limitation carryforwards in the U.S. federal jurisdiction of $2,072,000 and $1,792,000, respectively. Both carryforwards do not expire.

At December 31, 2018 and 2017 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Mexico, Canada and various state and local jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for the years before 2015, not subject to Mexican income tax examinations by Mexican authorities for the years before 2013 and not subject to Canadian income tax examinations by Canadian authorities for the years before 2018.

12. Post Retirement Benefits

The Company provides post retirement benefits to certain of its United States and Canadian employees, including contributions to a multi-employer defined benefit pension plan, health care and life insurance benefits, and contributions to several defined retirement contribution plans.

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

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2018 and 2017 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2018 and 2017 is for the plan’s year-end at December 31, 2017, and December 31, 2016, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2018	2017		2018	2017
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Green as of 12/31/17	Green as of 12/31/16	No	$760,000	$647,000	No	8/10/2019
			Total Contributions:		$760,000	$647,000

(A) The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2017. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week, at the following rates: $1.45 per hour from August 8, 2016 through August 6, 2017; $1.50 per hour from August 7, 2017 through August 5, 2018; $1.55 per hour from August 6, 2018 through August 10, 2019.

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

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2018, 2017 and 2016, and will result in net periodic benefit cost reductions of approximately $496,000 in 2019 and each year thereafter during the amortization period.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2018 and 2017 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below.

	Post Retirement Benefits
	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$9,050,000	$8,667,000
Interest cost	277,000	298,000
Unrecognized loss (gain)	(910,000)	417,000
Benefits paid, net	(341,000)	(332,000)
Benefit obligation at December 31	$8,076,000	$9,050,000

Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(6,106,000)	$(6,602,000)
Net loss	2,652,000	3,733,000
Total	$(3,454,000)	$(2,869,000)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	4.0%	3.4%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31:

	2018	2017	2016
Pension expense:
Multi-employer plan	$760,000	$647,000	$710,000
Defined contribution plans	1,059,000	752,000	766,000
Total pension expense	1,819,000	1,399,000	1,476,000

Health and life insurance:
Interest cost	277,000	298,000	323,000
Amortization of prior service costs	(496,000)	(496,000)	(496,000)
Amortization of net loss	171,000	149,000	155,000
Net periodic benefit cost	(48,000)	(49,000)	(18,000)
Total post retirement benefits expense	$1,771,000	$1,350,000	$1,458,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2018, the

Company recognized a net actuarial gain of $910,000 and for the year ended December 31, 2017 recognized a net actuarial loss of $417,000, both of which were recorded in accumulated other comprehensive income.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2018 and 2017 were a net credit of $3,454,000 and $2,869,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2019 consists of a prior service credit of $496,000 and a net loss of $117,000. In addition, 2019 interest expense related to post retirement healthcare is expected to be $285,000, for a total post retirement healthcare net gain of approximately $94,000 in 2019. The Company expects benefits paid in 2019 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 6.2%. The rate is projected to decrease gradually to 5.0% by the year 2025 and remain at that level thereafter. The comparable assumptions for the prior year were 6.6% and 5.0%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$43,000	$(36,000)
Effect on post retirement benefit obligation	$962,000	$(824,000)

The estimated future benefit payments of the health care plan for the next ten years are as follows:

Year	Postretirement Health Care Benefits Plan
2019	$1,157,000
2020	440,000
2021	471,000
2022	487,000
2023	505,000
2024-2028	2,376,000

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of December 31, 2018 and December 31, 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of December 31, 2018 and December 31, 2017 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at December 31, 2018 and December 31, 2017 relating to the Company’s interest rate swaps and foreign currency derivatives.

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

Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of December 31, 2018, the Company had no ineffective portion related to the cash flow hedges.

Interest Rate Swaps

The Company entered into interest rate swap contracts to fix the interest rate on an initial aggregate amount of $35,000,000 thereby reducing exposure to interest rate changes. The Company pays a fixed rate of 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 9, "Debt and Leases", for additional information.

Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of December 31, 2018:

	Fair Values of Derivatives Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	—	Accrued liabilities other	$750,000
Notional contract values		—		$27,588,000
Interest rate swaps	Other non-current assets	—	Other non-current liabilities	$65,000
Notional swap values		—		$32,375,000

As of December 31, 2018, the Company had foreign exchange contracts related to the Mexican Peso and the Canadian Dollar with exchange rates ranging from 19.52 to 20.47 and 1.28 to 1.33, respectively.

The following tables detail amounts related to our derivatives designated as hedging instruments as of December 31, 2017:

	Fair Values of Derivatives Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	—	Accrued liabilities other	$298,000
Notional contract values		—		$8,766,000
Interest rate swaps	Other non-current assets	—	Other non-current liabilities	$—
Notional swap values		—		$—

As of December 31, 2017, the Company had foreign exchange contracts related to the Mexican Peso with exchange rates ranging from 19.17 to 20.41.

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2018, 2017 and 2016:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2018	2017	2016		2018	2017	2016
Foreign exchange contracts	$(385,000)	517,000	(289,000)	Cost of goods sold	$68,000	445,000	12,000
				Sales, general and administrative expense	$—	67,000	2,000
Interest rate swaps	$(223,000)	—	—	Interest Expense	$(159,000)	—	—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and sales, general and administrative expense based on the percentage of Mexican Peso spend.

Non-recurring fair value measurements

See footnote 7 for non-recurring fair value measurements for the year ended December 31, 2018.

15. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2018 and 2017:

	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Total
2017:
Balance at January 1, 2017	$(200,000)	$2,614,000	$2,414,000
Other comprehensive income before reclassifications	517,000	(417,000)	100,000
Amounts reclassified from accumulated other comprehensive income	(512,000)	(347,000)	(859,000)
Income tax (expense) benefit	(2,000)	255,000	253,000
Adoption of Accounting Standards Update 2018-02	—	162,000	162,000
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000

2018:
Balance at January 1, 2018	$(197,000)	$2,267,000	$2,070,000
Other comprehensive income before reclassifications	(608,000)	910,000	302,000
Amounts reclassified from accumulated other comprehensive income	91,000	(325,000)	(234,000)
Income tax (expense) benefit	102,000	(123,000)	(21,000)
Balance at December 31, 2018	$(612,000)	$2,729,000	$2,117,000

(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 12 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

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

The following tables summarize the effects of adopting Topic 606 on our consolidated financial statements for the twelve months ended December 31, 2018.

Consolidated Statement of Income

	Year Ended
	December 31, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Net sales:
Products	$256,217,000	$—	$256,217,000
Tooling	13,268,000	3,932,000	17,200,000
Total net sales	269,485,000	3,932,000	273,417,000

Total cost of sales	242,344,000	3,031,000	245,375,000

Gross margin	27,141,000	901,000	28,042,000

Selling, general and administrative expense	27,838,000	—	27,838,000
Goodwill impairment	2,403,000	—	2,403,000
Total expenses	30,241,000	—	30,241,000

Operating Income (Loss)	(3,100,000)	901,000	(2,199,000)

Other income and expense
Net periodic post-retirement benefit cost	(48,000)	—	(48,000)
Interest expense	2,394,000	—	2,394,000
Total other income and expense	2,346,000	—	2,346,000

Income (loss) before taxes	(5,446,000)	901,000	(4,545,000)

Income tax expense	(664,000)	189,000	(475,000)

Net income (loss)	$(4,782,000)	$712,000	$(4,070,000)

Net income (loss) per common share:
Basic	$(0.62)	$0.09	$(0.53)
Diluted	$(0.62)	$0.09	$(0.53)

Consolidated Balance Sheets

	December 31, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Assets:
Current assets:
Cash and cash equivalents	$1,891,000	$—	$1,891,000
Accounts receivable, net	45,468,000	—	45,468,000
Inventories:
Finished goods	6,453,000	—	6,453,000
Work in process	2,034,000	—	2,034,000
Raw materials and components	17,278,000	—	17,278,000
Total inventories, net	25,765,000	—	25,765,000

Contract assets	3,915,000	(356,000)	3,559,000
Foreign sales tax receivable	1,789,000	—	1,789,000
Prepaid expenses and other current assets	1,474,000	—	1,474,000
Total current assets	80,302,000	(356,000)	79,946,000

Property, plant and equipment, net	80,657,000	—	80,657,000

Deferred tax asset	1,153,000	—	1,153,000
Goodwill	21,476,000	—	21,476,000
Intangibles, net	15,413,000	—	15,413,000
Other non-current assets	2,197,000	—	2,197,000
Total Assets	$201,198,000	$(356,000)	$200,842,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,230,000	$—	$3,230,000
Accounts payable	25,450,000	—	25,450,000
Contract liabilities	1,686,000	—	1,686,000
Current portion of post retirement benefits liability	1,157,000	—	1,157,000
Accrued liabilities:
Compensation and related benefits	5,154,000	—	5,154,000
Other	3,514,000	—	3,514,000
Total current liabilities	40,191,000	—	40,191,000

Long-term debt	37,784,000	—	37,784,000
Revolving debt	17,375,000	—	17,375,000
Post retirement benefits liability	6,919,000	—	6,919,000
Total Liabilities	102,269,000	—	102,269,000
Commitments and Contingencies	—	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2018 and December 31, 2017	—	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 7,776,164 at December 31, 2018 and 7,711,277 at December 31, 2017	78,000	—	78,000
Paid-in capital	33,208,000	—	33,208,000
Accumulated other comprehensive income, net of income taxes	2,117,000	—	2,117,000
Treasury stock — at cost, 3,790,308 shares at December 31, 2018 and 3,773,128 shares at December 31, 2017	(28,403,000)	—	(28,403,000)
Retained earnings	91,929,000	(356,000)	91,573,000
Total Stockholders’ Equity	98,929,000	(356,000)	98,573,000
Total Liabilities and Stockholders’ Equity	$201,198,000	$(356,000)	$200,842,000

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2018
	As Reported	Adjustments	Without adoption of Topic 606
Cash flows from operating activities:
Net income (loss)	$(4,782,000)	$712,000	$(4,070,000)

Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	9,384,000	—	9,384,000
Deferred income taxes	(1,739,000)	—	(1,739,000)
Mark-to-market of interest rate swap	159,000	—	159,000
Goodwill impairment	2,403,000	—	2,403,000
Share-based compensation	1,743,000	—	1,743,000
(Gain) loss on foreign currency translation	5,000	—	5,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(17,945,000)	—	(17,945,000)
Inventories	(5,783,000)	—	(5,783,000)
Prepaid and other assets	(528,000)	(712,000)	(1,240,000)
Accounts payable	7,822,000	—	7,822,000
Accrued and other liabilities	3,122,000	—	3,122,000
Post retirement benefits liability	(389,000)	—	(389,000)
Net cash used in operating activities	(6,528,000)	—	(6,528,000)
		—	—
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,801,000)	—	(5,801,000)
Purchase of assets of Horizon Plastics	(63,005,000)	—	(63,005,000)
Net cash used in investing activities	(68,806,000)	—	(68,806,000)

Cash flows from financing activities:
Gross borrowings on revolving loans	133,848,000	—	133,848,000
Gross repayment on revolving loans	(116,473,000)	—	(116,473,000)
Proceeds from term loan	45,000,000	—	45,000,000
Payment of principal of term loan	(10,125,000)	—	(10,125,000)
Payment of deferred loan costs	(763,000)	—	(763,000)
Payments related to the purchase of treasury stock	(250,000)	—	(250,000)
Cash dividends paid	(792,000)	—	(792,000)
Net cash provided by financing activities	50,445,000	—	50,445,000

Net change in cash and cash equivalents	(24,889,000)	—	(24,889,000)

Cash and cash equivalents at beginning of year	26,780,000	—	26,780,000

Cash and cash equivalents at end of year	$1,891,000	$—	$1,891,000

Cash paid for:
Interest (net of amounts capitalized)	$2,261,000	$—	$2,261,000
Income taxes	$1,033,000	—	1,033,000
Non Cash:
Fixed asset purchases in accounts payable	$871,000	—	871,000

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018, 2017 and 2016.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2018:
Product sales	$59,712,000	$65,225,000	$62,305,000	$68,975,000	$256,217,000
Tooling sales	3,334,000	3,376,000	2,371,000	4,187,000	13,268,000
Net sales	63,046,000	68,601,000	64,676,000	73,162,000	269,485,000
Gross margin	7,885,000	7,897,000	4,862,000	6,497,000	27,141,000
Operating income (loss)	1,125,000	1,418,000	(1,487,000)	(4,156,000)	(3,100,000)
Net income (loss)	518,000	445,000	(1,803,000)	(3,942,000)	(4,782,000)
Net income (loss) per common share:
Basic (1)	$0.07	$0.06	$(0.23)	$(0.51)	$(0.62)
Diluted (1)	$0.07	$0.06	$(0.23)	$(0.51)	$(0.62)

2017:
Product sales	$36,336,000	$36,794,000	$37,593,000	$37,900,000	$148,623,000
Tooling sales	410,000	10,574,000	901,000	1,165,000	13,050,000
Net sales	36,746,000	47,368,000	38,494,000	39,065,000	161,673,000
Gross margin	6,479,000	7,341,000	5,752,000	5,059,000	24,631,000
Operating income	2,554,000	3,173,000	1,394,000	820,000	7,941,000
Net income	1,688,000	2,162,000	855,000	754,000	5,459,000
Net income per common share:
Basic (1)	$0.22	$0.28	$0.11	$0.10	$0.71
Diluted (1)	$0.22	$0.28	$0.11	$0.10	$0.70

2016:
Product sales	$42,530,000	$36,813,000	$33,816,000	$33,465,000	$146,624,000
Tooling sales	2,938,000	2,193,000	7,520,000	15,607,000	28,258,000
Net sales	45,468,000	39,006,000	41,336,000	49,072,000	174,882,000
Gross margin	8,863,000	6,323,000	5,581,000	7,139,000	27,906,000
Operating income	4,442,000	2,307,000	1,657,000	3,121,000	11,527,000
Net income	2,890,000	1,460,000	1,029,000	2,032,000	7,411,000
Net income per common share:
Basic (1)	$0.38	$0.19	$0.13	$0.27	$0.97
Diluted (1)	$0.38	$0.19	$0.13	$0.26	$0.97

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. As permitted, the Company has excluded the operations of Horizon Plastics International Inc. acquired during 2018, which is described in Note 7 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company's independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2018, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2019, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2019, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2019, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2019, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2019, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

See Part II, Item 8 hereof.

(2) Financial Statement Schedules and Independent Auditor's Report

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2018, 2017, and 2016	66

All other schedules are omitted because of the absence of the conditions under which they are required.

(3) Exhibits

See Index to Exhibits filed with this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.

By	/s/ David L. Duvall
David L. Duvall
President and Chief Executive Officer

March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 18, 2019

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2019

*
James L. Simonton	Director	March 18, 2019

*
Thomas R. Cellitti	Director	March 18, 2019

*
James F. Crowley	Director	March 18, 2019

*
Ralph O. Hellmold	Director	March 18, 2019

*
Matthew Jauchius	Director	March 18, 2019

*
Andrew O. Smith	Director	March 18, 2019

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 18, 2019

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2018, 2017 and 2016.

Reserves deducted from asset to which it applies:

Allowance for Doubtful Accounts

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2018	$—	$25,000	$—	$—	$25,000
Year Ended December 31, 2017	$—	$—	$—	$—	$—
Year Ended December 31, 2016	$32,000	$(23,000)	$—	$9,000	$—

Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (B)	Balance at End of Year
Year Ended December 31, 2018	$857,000	$2,639,000	$—	$1,152,000	$2,344,000
Year Ended December 31, 2017	$309,000	$981,000	$—	$433,000	$857,000
Year Ended December 31, 2016	$523,000	$444,000	$—	$658,000	$309,000

(A) Amount represents uncollectible accounts written off.
(B) Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc. and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed March 23, 2015

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

10(b)
Amended and Restated Credit Agreement, dated as of January 16, 2018, among Core Molding Technologies, Inc., 1137925 B.C. Ltd., the lenders named therein, KeyBank National Association and KeyBanc Capital Markets Inc.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2018

10(c)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(d)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

10(d)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(e)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003
10(e)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(f)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2017

10(g)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[2]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A, dated April 8, 2016

10(h)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(i)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(j)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(k)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

Exhibit No.	Description	Location
10(l)	Separation and Release Agreement, dated August 17, 2018, between Rob P. Price and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 24, 2018.

10(m)	Separation and Release Agreement, dated October 3, 2018, between Kevin L. Barnett and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 5, 2018.

10(n)	Executive Employment Agreement, dated October 3, 2018, between David L. Duvall and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 5, 2018.

10(o)	Form of Executive Employment Agreement, dated October 3, 2018, between David L. Duvall and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 16, 2018.
11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

21	List of Subsidiaries	Filed Herein

23	Consent of Crowe LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 18, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 18, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein
101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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