Form 10-Q
period 2019-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2019-05-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading Symbol
Common Stock, par value $0.01	NYSE American LLC	CMT

As of May 8, 2019, the latest practicable date, 8,145,366 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$72,266,000	$63,046,000

Cost of sales	69,117,000	55,161,000

Gross margin	3,149,000	7,885,000

Selling, general and administrative expense	7,166,000	6,760,000

Operating income (loss)	(4,017,000)	1,125,000

Other income and expense
Interest expense	896,000	449,000
Net periodic post-retirement benefit	(24,000)	(12,000)
Total other income and expense	872,000	437,000

Income (loss) before taxes	(4,889,000)	688,000

Income tax expense (benefit)	(1,044,000)	170,000

Net income (loss)	$(3,845,000)	$518,000

Net income (loss) per common share:
Basic	$(0.49)	$0.07
Diluted	$(0.49)	$0.07
Weighted average shares outstanding:
Basic	7,779,000	7,711,000
Diluted	7,779,000	7,800,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(3,845,000)	$518,000

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain	524,000	769,000
Income tax expense	(134,000)	(162,000)

Interest rate swaps:
Unrealized hedge loss	(254,000)	—
Income tax benefit	58,000	—

Post retirement benefit plan adjustments:
Net actuarial loss	29,000	43,000
Prior service costs	(124,000)	(124,000)
Income tax benefit	20,000	17,000

Comprehensive income (loss)	$(3,726,000)	$1,061,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2019	December 31,
	(Unaudited)	2018
Assets:
Current assets:
Cash and cash equivalents	$790,000	$1,891,000
Accounts receivable, net	51,312,000	45,468,000
Inventory, net	26,115,000	25,765,000
Contract assets	1,757,000	3,915,000
Prepaid expenses and other current assets	4,528,000	3,263,000
Total current assets	84,502,000	80,302,000

Deferred tax asset	1,153,000	1,153,000
Right of use asset	4,017,000	—
Property, plant and equipment, net	82,182,000	80,657,000
Goodwill	21,476,000	21,476,000
Intangibles, net	14,926,000	15,413,000
Other non-current assets	1,764,000	2,197,000
Total Assets	$210,020,000	$201,198,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,110,000	$3,230,000
Accounts payable	33,029,000	25,450,000
Contract liabilities	2,404,000	1,686,000
Compensation and related benefits	6,232,000	5,154,000
Accrued other liabilities	5,120,000	4,671,000
Total current liabilities	49,895,000	40,191,000

Lease liability	2,929,000	—
Long-term debt	36,677,000	37,784,000
Revolving debt	18,059,000	17,375,000
Post retirement benefits liability	6,907,000	6,919,000
Total Liabilities	$114,467,000	$102,269,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,785,161 at March 31, 2019 and 7,776,164 December 31, 2018	78,000	78,000
Paid-in capital	33,558,000	33,208,000
Accumulated other comprehensive income, net of income taxes	2,236,000	2,117,000
Treasury stock - at cost, 3,790,308 at March 31, 2019 and December 31, 2018	(28,403,000)	(28,403,000)
Retained earnings	88,084,000	91,929,000
Total Stockholders’ Equity	95,553,000	98,929,000
Total Liabilities and Stockholders’ Equity	$210,020,000	$201,198,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

For the three months ended March 31, 2018:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy						1,069,000	1,069,000
Balance at January 1, 2018	7,711,277	77,000	31,465,000	2,070,000	(28,153,000)	97,503,000	102,962,000
Net income						518,000	518,000
Cash dividends paid						(393,000)	(393,000)
Change in post retirement benefits, net of tax benefit of $17,000				(64,000)			(64,000)
Unrealized hedge gain, net of tax of $162,000				607,000			607,000
Restricted stock vested	211						—
Share-based compensation			331,000				331,000
Balance at March 31, 2018	7,711,488	$77,000	$31,796,000	$2,613,000	$(28,153,000)	$97,628,000	$103,961,000

For the three months ended March 31, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	7,776,164	$78,000	$33,208,000	$2,117,000	$(28,403,000)	$91,929,000	$98,929,000
Net loss						(3,845,000)	(3,845,000)
Change in post retirement benefits, net of tax benefit of $20,000				(75,000)			(75,000)
Unrealized foreign currency hedge gain, net of tax of $134,000				390,000			390,000
Change in interest rate swaps, net of tax benefit of $58,000				(196,000)			(196,000)
Restricted stock vested	8,997						—
Share-based compensation			350,000				350,000
Balance at March 31, 2019	7,785,161	$78,000	$33,558,000	$2,236,000	$(28,403,000)	$88,084,000	$95,553,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,845,000)	$518,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,562,000	2,309,000
Share-based compensation	350,000	331,000
(Gain) loss on foreign currency translation	(19,000)	6,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(5,844,000)	(15,135,000)
Inventories	(350,000)	365,000
Prepaid and other assets	1,396,000	(115,000)
Accounts payable	7,441,000	2,209,000
Accrued and other liabilities	1,300,000	2,143,000
Post retirement benefits liability	(106,000)	(82,000)
Net cash provided by (used in) operating activities	2,885,000	(7,451,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,404,000)	(1,580,000)
Purchase of assets of Horizon Plastics	—	(62,457,000)
Net cash used in investing activities	(3,404,000)	(64,037,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(51,277,000)	(13,174,000)
Gross borrowings on revolving line of credit	51,961,000	24,174,000
Proceeds from term loan	—	45,000,000
Payment of principal on term loans	(844,000)	(7,594,000)
Payment of deferred loan costs	(422,000)	(723,000)
Cash dividends paid	—	(393,000)
Net cash provided by (used in) financing activities	(582,000)	47,290,000

Net change in cash and cash equivalents	(1,101,000)	(24,198,000)

Cash and cash equivalents at beginning of period	1,891,000	26,780,000

Cash and cash equivalents at end of period	$790,000	$2,582,000

Cash paid for:
Interest (net of amounts capitalized)	$858,000	$378,000
Income taxes	$808,000	$—
Non Cash:
Fixed asset purchases in accounts payable	$1,028,000	$381,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2019. The Company has reclassified certain prior-year amounts to conform to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, should be read in conjunction with these consolidated financial statements.

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company produces high quality molded products, assemblies and SMC materials for varied markets, including medium and heavy-duty trucks, automotive, marine, home improvement, water management, agriculture, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of SMC, bulk molding compounds (BMC), resin transfer molding (RTM), liquid molding of dicyclopentadiene (DCPD), spray-up and hand-lay-up, glass mat thermoplastics (GMT), direct long-fiber thermoplastics (D-LFT) and structural foam and structural web injection molding (SIM). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada.

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
Revenue Recognition: The Company recognizes revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compound and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers title and risk of ownership to the customer and is entitled to payment. In limited circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes title and risk of ownership at our production facility.
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

Accounts receivable allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $47,000 and $25,000 at March 31, 2019 and December 31, 2018, respectively.
Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $2,952,000 at March 31, 2019 and $2,344,000 at December 31, 2018.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $928,000 at March 31, 2019 and $957,000 at December 31, 2018.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are generally classified as current. The Company has recorded contract assets in prepaid expenses and other current assets on the Consolidated Balance Sheet. During the three months ended March 31, 2019, the Company recognized no impairments on contract assets. Contract liabilities are also generally classified as current. The Company has recorded contract liabilities in other current liabilities on the Consolidated Balance Sheet. For the three months ended March 31, 2019, the Company did not recognize a material amount of revenue to settle contract liabilities.
Income taxes: The Company’s consolidated balance sheets include a net non-current deferred tax asset of $1,153,000 at March 31, 2019 and December 31, 2018. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 13 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Derivative instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates on long term debt obligations. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income immediately. For additional information on derivative instruments, see Note 15.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2019 or March 31, 2018.
Goodwill and Other Intangibles: The Company evaluates goodwill annually on December 31 to determine whether impairment exists, or at interim periods if an indicator of possible impairment exists. As a result of the Horizon Plastics acquisition on January 16, 2018 and the status of its integration, the Company established two reporting units, Core Traditional and Horizon Plastics. The annual impairment tests of goodwill may be completed through qualitative assessments, however the Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit in any period. The Company may resume the qualitative assessment for any reporting unit in any subsequent period.
The Company’s annual impairment assessment at December 31, 2018 consisted of a quantitative analysis for both its Core Traditional and Horizon Plastics reporting units. It concluded that the carrying value of Core Traditional was greater than the fair value, which resulted in a goodwill impairment charge of $2,403,000, representing all the goodwill related to the Core Traditional reporting unit. The analysis of the Company’s other reporting unit, Horizon Plastics, indicated no goodwill impairment charge as the excess of the estimated fair value over the carrying value of its invested capital was approximately 23% of the book value of its net assets at December 31, 2018.

There were no indicators of impairment for the three months ended March 31, 2019 that would trigger additional analysis.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at March 31, 2019 and December 31, 2018 of $1,034,000 and $960,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 11 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,064,000 at March 31, 2019 and $8,076,000 at December 31, 2018.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period.

In accordance with ASU 2016-02, the Company elected not to recognize lease assets and lease liabilities for leases with a term of twelve months or less. The ASU requires a modified retrospective transition method, or a transition method option under further described within ASU 2018-11, with the option to elect a package of practical expedients that permits the Company to: (1) not reassess whether expired or existing contracts contain leases, (2) not reassess lease classification for existing or expired leases and (3) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. The Company elected to apply the package of practical expedients.

The Company adopted ASU No. 2016-02 as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption without restating previously reported periods. In addition, we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

In addition, the Company elected the practical expedient to determine the lease term for existing leases.  In the application of practical expedient, the Company evaluated the buildings leased and the current financial performance of the plant associated, which resulted in the determination that most renewal options would be reasonably certain in determining the expected lease term.

Adoption of the new standard resulted in the recording of additional net right of use assets and lease liabilities of $4,490,000 and $4,428,000, respectively, as of January 1, 2019. The present value of lease liabilities has been measured using the Company’s revolving loan borrowing rates as of December 31, 2018 (one day prior to initial application). Additionally, ROU assets for these operating leases have been measured as the initial measurement of applicable lease liabilities adjusted for any unamortized initial prepaid/accrued rent and any ASC Topic 420 liabilities. The standard did not materially impact the Company's consolidated statement of income (loss) or statement of cash flows.

4. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly but includes the effect of the assumed exercise of restricted stock under the treasury stock method.
The computation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(3,845,000)	$518,000

Weighted average common shares outstanding — basic	7,779,000	7,711,000
Effect of dilutive securities	—	89,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,779,000	7,800,000

Basic net income (loss) per common share	$(0.49)	$0.07
Diluted net income (loss) per common share	$(0.49)	$0.07

5. MAJOR CUSTOMERS
Core Molding Technologies has three major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Navistar product sales	$14,253,000	$10,951,000
Navistar tooling sales	39,000	—
Total Navistar sales	14,292,000	10,951,000

Volvo product sales	14,515,000	10,197,000
Volvo tooling sales	107,000	—
Total Volvo sales	14,622,000	10,197,000

PACCAR product sales	11,812,000	6,763,000
PACCAR tooling sales	173,000	3,203,000
Total PACCAR sales	11,985,000	9,966,000

Other product sales	30,871,000	31,801,000
Other tooling sales	496,000	131,000
Total other sales	31,367,000	31,932,000

Total product sales	71,451,000	59,712,000
Total tooling sales	815,000	3,334,000
Total sales	$72,266,000	$63,046,000

6. INVENTORY

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$16,646,000	$17,278,000
Work in process	1,993,000	2,034,000
Finished goods	7,476,000	6,453,000
	$26,115,000	$25,765,000

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

7. LEASES

The Company has operating leases with fixed payment terms for certain buildings and warehouses. The Company's leases have remaining lease terms of less than one year to four years, some of which include options to extend the lease for five years. Operating leases are included in operating lease right-of-use ("ROU") assets, and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The Company used the applicable incremental borrowing rate at implementation date to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on baseline rates and adjusted by the credit spreads commensurate with the Company’s secured borrowing rate. At each reporting period when there is a new lease initiated, the Company will utilize its incremental borrowing rate to perform lease classification tests on lease components and to measure ROU assets and lease liabilities.

The components of lease expense were as follows:

March 31, 2019
Operating lease cost	$429,000
Total net lease cost	$429,000

Other supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases:
Current operating lease right of use assets(A)	$131,000
Noncurrent operating lease right of use assets	4,017,000
Total operating lease right of use assets	$4,148,000

Current operating lease liabilities(A)	$1,158,000
Noncurrent operating lease liabilities	2,929,000
Total operating lease liabilities	$4,087,000

Weighted average remaining lease term (in years):
Operating leases	4.5

Weighted average discount rate:
Operating leases	4.4%

(A)Current operating lease right of use assets is included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Current operating lease liabilities is included in accrued other liabilities on the Consolidated Balance Sheet.

Other information related to leases were as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	429,000

As of March 31, 2019, maturities of lease liabilities were as follows:

Operating Leases
2019	$935,000
2020	1,099,000
2021	839,000
2022	766,000
2023	661,000
2024 and thereafter	331,000
Total lease payments	4,631,000
Less: imputed interest	(544,000)
Total lease obligations	4,087,000
Less: current obligations	(1,158,000)
Long-term lease obligations	$2,929,000

As of December 31, 2018, maturities of lease liabilities were as follows:

Operating Leases
2019	$1,291,000
2020	1,099,000
2021	838,000
2022	766,000
2023	661,000
2024 and thereafter	331,000
Total lease payments	$4,986,000

8. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	March 31, 2019	December 31, 2018
Property, plant and equipment	$167,696,000	$164,145,000
Accumulated depreciation	(85,514,000)	(83,488,000)
Property, plant and equipment — net	$82,182,000	$80,657,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2019 and 2018 was $2,026,000 and $1,833,000, respectively. Amounts invested in capital additions in progress were $7,164,000 and $5,014,000 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, purchase commitments for capital expenditures in progress were $2,705,000 and $3,461,000, respectively.

9. HORIZON PLASTICS ACQUISITION

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

The acquisition was funded through a combination of cash on hand and borrowings under the Amended and Restated Credit Agreement ("A/R Credit Agreement"), further described in Note 12, entered into with KeyBank National Association as administrative agent and various other financial institutions on January 16, 2018.

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

The Company incurred $1,283,000 of expense for the three months ended March 31, 2018 associated with the acquisition, which was recorded in selling, general and administrative expense.

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

Pro forma for the three months ended March 31,
2018
Net revenue	$65,715,000
Net income	1,250,000
Basic and diluted net income per share	$0.16

The unaudited pro forma net income includes the following adjustments that would have been recorded had the 2018 acquisition taken place on January 1, 2017.

Pro forma for the three months ended March 31,
2018
Non-recurring transaction costs	$(1,283,000)
Depreciation expense	55,000
Amortization expense	78,000
Interest expense	17,000
Income tax expense	285,000

10. GOODWILL AND INTANGIBLES

Goodwill activity for the three months ended March 31, 2019 consisted of the following:

Balance at December 31, 2018	$21,476,000
Additions	—
Impairment	—
Balance at March 31, 2019	$21,476,000

Intangible assets at March 31, 2019 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(40,000)	$210,000
Trademarks	10 Years	1,610,000	(195,000)	1,415,000
Non-competition Agreement	5 Years	1,810,000	(436,000)	1,374,000
Developed Technology	7 Years	4,420,000	(765,000)	3,655,000
Customer Relationships	10-12 Years	9,330,000	(1,058,000)	8,272,000
Total		$17,420,000	$(2,494,000)	$14,926,000

The aggregate intangible asset amortization expense was $487,000 and $404,000 for the three months ended March 31, 2019 and 2018, respectively.

Intangible assets at December 31, 2018 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(37,000)	$213,000
Trademarks	10 Years	1,610,000	(86,000)	1,524,000
Non-competition Agreement	5 Years	1,810,000	(360,000)	1,450,000
Developed Technology	7 Years	4,420,000	(605,000)	3,815,000
Customer Relationships	10-12 Years	9,330,000	(919,000)	8,411,000
Total		$17,420,000	$(2,007,000)	$15,413,000

11. POST RETIREMENT BENEFITS
The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
Pension expense:
Multi-employer plan	$231,000	$178,000
Defined contribution plan	261,000	259,000
Total pension expense	492,000	437,000

Health and life insurance:
Interest cost	71,000	69,000
Amortization of prior service costs	(124,000)	(124,000)
Amortization of net loss	29,000	43,000
Net periodic benefit cost	(24,000)	(12,000)

Total post retirement benefits expense	$468,000	$425,000

The Company made payments of $342,000 to pension plans and $84,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2019. For the remainder of 2019, the Company expects to make approximately $1,628,000 of pension plan payments, of which $710,000 was accrued at March 31, 2019. The Company also expects to make approximately $1,073,000 of post-retirement healthcare and life insurance payments for the remainder of 2019, all of which were accrued at March 31, 2019.

12. DEBT
Debt consists of the following:

	March 31, 2019	December 31, 2018
Term loans, interest at a variable rate (5.25% at March 31, 2019 and 4.34% at December 31, 2018) with quarterly payments of interest and principal through January 2023	$40,781,000	$41,625,000
Revolving loans, interest at a variable rate (5.13% at March 31, 2019 and 3.36% at December 31, 2018)	18,059,000	17,375,000
Total	58,840,000	59,000,000
Less deferred loan costs	(994,000)	(611,000)
Less current portion	(3,110,000)	(3,230,000)
Long-term debt	$54,736,000	$55,159,000

Credit Agreement

On January 16, 2018, the Company entered into an Amended and Restated ("A/R") Credit Agreement with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.
Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. Interest is payable monthly at one month LIBOR plus a basis point margin ranging from 175 to 400 basis points based on the Company's leverage ratio. The margin was set at 275 basis points as of March 31, 2019.

On March 14, 2019, the Company entered into the first amendment (“First Amendment”) to the A/R Credit Agreement (as amended by the First Amendment, the "Amended Credit Agreement") with the Lenders. Pursuant to the terms of the First Amendment, the Company and Lenders agreed to modify certain terms of the A/R Credit Agreement. These modifications included (1) implementation of an availability block on the U.S. Revolving Loans reducing availability from $40,000,000 to $32,500,000, (2) modification to the definition of EBITDA to add back certain one-time expenses, (3) waiver of non-compliance with the leverage covenant as of December 31, 2018 and modification of the leverage ratio definition and covenant to eliminate testing of the leverage ratio until December 31, 2019, (4) waiver of non-compliance with the fixed charge covenant as of December 31, 2018 and modification of the fixed charge coverage ratio definition and covenant requirement, (5) implementation of a capital expenditure spend limit of $7,500,000 during the first six months of 2019 and $12,500,000 for the full year 2019, (6) an increase of the applicable interest margin spread for existing term and revolving loans, and (7) an increase in the commitment fees on any unused U.S. Revolving Loans.

The Company has available $32,500,000 of variable rate revolving loans of which $18,059,000 is outstanding as of March 31, 2019. These revolving loans are scheduled to mature on January 1, 2023 and are classified as long term on the balance sheet.

Bank Covenants

The Company is required to meet certain financial covenants included in the Amended Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures, as well as other customary affirmative and negative covenants. As of March 31, 2019, the Company was in compliance with its financial covenants associated with the loans made under the Amended A/R Credit Agreement as described above. While management believes it will be able to meet its future covenants as established in the First Amendment, the ability to meet these covenants relies on certain operational and financial improvements consistent with our planned turn around and expected timetable. Should these improvements not materialize in the time frame planned, it could impact our ability to meet future covenants.

Interest Rate Swaps

The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives one month LIBOR resulting in a total initial fixed rate of approximately 4.49% for both cash flow hedges. The fair value of the interest rate swap was a liability of $318,000 and $65,000 at March 31, 2019 and December 31, 2018, respectively. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

13. INCOME TAXES
The Company’s consolidated balance sheets include a net non-current deferred tax asset of $1,153,000 at March 31, 2019 and December 31, 2018. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of March 31, 2019 and December 31, 2018, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax benefit for the three months ended March 31, 2019 is estimated to be $1,044,000, approximately 21% of the loss of $4,889,000 before income taxes. Income tax expense for the three months ended March 31, 2018 was estimated to be $170,000, or approximately 25% of income before income taxes.
The Company files income tax returns in the U.S., Mexico, Canada and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2015, and is no longer subject to Mexican income tax examinations by Mexican authorities for years prior to 2013. As a result of the Horizon Plastics acquisition on January 16, 2018, the Company now has filing requirements in Canada, and is not subject to Canadian tax examinations by Canadian authorities for years prior to 2018.

14. STOCK BASED COMPENSATION
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
Restricted Awards
The Company grants shares of its common stock to certain directors, officers, key managers and employees in the form of unvested stock and units (“Restricted Awards”). These awards are recorded at the market value of Core Molding Technologies’ common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period, which is typically three years. The Company adjusts compensation expense for actual forfeitures, as they occur.
The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	349,885	$10.62
Granted	19,317	7.77
Vested	(8,997)	17.97
Forfeited	(670)	22.68
Unvested balance at March 31, 2019	359,535	$10.26

At March 31, 2019 and 2018, there was $2,349,000 and $2,021,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to Restricted Awards granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost, net of estimated forfeitures, related to restricted award grants for the three months ended March 31, 2019 and 2018 was $350,000 and $331,000, respectively, all of which was recorded to selling, general and administrative expense.

During the three months ended March 31, 2019 and 2018, employees surrendered zero shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2019 and December 31, 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of March 31, 2019 and December 31, 2018 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at March 31, 2019 and December 31, 2018 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of March 31, 2019, the Company had no ineffective portion related to the cash flow hedges.
Interest Rate Swaps
The Company entered into interest rate swap contracts to fix the interest rate on an initial aggregate amount of $35,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 4.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 12, "Debt", for additional information.

Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	March 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued other liabilities	$226,000
Notional contract values		$—		$27,385,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$318,000
Notional swap values		$—		$31,718,750

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued other liabilities	$750,000
Notional contract values		$—		$27,588,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$65,000
Notional swap values		$—		$32,375,000
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31, 2019 and 2018:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2019	2018		2019	2018
Foreign exchange contracts	$701,000	$913,000	Cost of goods sold	$148,000	$146,000
			Selling, general and administrative expense	$31,000	$22,000
Interest rate swaps	$(252,000)	$24,000	Interest expense	$1,000	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2019 and 2018:

2018:	Hedging Derivative Activities(A)	Post Retirement Benefit Plan Items(B)	Accumulated Other Comprehensive Income
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000
Other Comprehensive Income before reclassifications	937,000	—	937,000
Amounts reclassified from accumulated other comprehensive income	(168,000)	(81,000)	(249,000)
Income tax benefit (expense)	(162,000)	17,000	(145,000)
Balance at March 31, 2018	$410,000	$2,203,000	$2,613,000

2019:
Balance at December 31, 2018	$(612,000)	$2,729,000	$2,117,000
Other Comprehensive Income before reclassifications	449,000	—	449,000
Amounts reclassified from accumulated other comprehensive income	(179,000)	(95,000)	(274,000)
Income tax benefit (expense)	(76,000)	20,000	(56,000)
Balance at March 31, 2019	$(418,000)	$2,654,000	$2,236,000

(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 11 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico and Canada; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions, including the recent acquisition of Horizon Plastics; the risk that the integration of Horizon Plastics may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the acquisition of Horizon Plastics may not be fully realized within the expected timeframe; revenues following the acquisition of Horizon Plastics may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Horizon Plastics; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 60% and 51% of the Company’s product revenue for the three months ended March 31, 2019 and 2018, respectively.

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

Three Months of 2019 Overview
Product sales for the three months ended March 31, 2019 increased 20% compared to the same period in 2018. Operating income decreased from $1,125,000 to a loss of $4,017,000 for the three months ended March 31, 2019 compared to the same period a year ago. Higher demand from our truck customers was the primary driver of the sales increase, while the decrease in operating income was largely due to increased manufacturing inefficiencies at several of the Company's facilities and higher operating and SG&A costs.

For the three months ended March 31, 2019, product sales to truck customers increased by 40% compared to the same period in 2018, as the increased production in the truck market continued. According to ACT Research, North American heavy-duty truck production increased approximately 22% for the three months ended March 31, 2019 compared to the same period in 2018.

The Company continues to experience manufacturing inefficiencies as a result of the significant production demand in the heavy-duty truck market. Given the current high demand levels, the Company has experienced extreme difficulty hiring, training and retaining labor in a tightening labor market at several manufacturing facilities. This, coupled with asset capacity and reliability constraints, has resulted in increased manufacturing inefficiencies and the inability to consistently meet customers' delivery and quality requirements, including for several of the Company's major customers.

The Company's operating results in 2019 continue to be adversely affected by ongoing manufacturing inefficiencies and increased manufacturing costs as compared to the same period in 2018. Additional expenses realized as a result of these inefficiencies and higher operating costs include increased hiring, training, wages and overtime, scrap, rework, expedited premium shipping, outsourced molding production, and repairs and maintenance costs.

For the three months ended March 31, 2019, the Company recorded a net loss of $3,845,000, or $(0.49) per basic and diluted share, compared with net income of $518,000, or $0.07 per basic and diluted share for the three months ended March 31, 2018.

Looking forward, the Company anticipates continued higher product sales through the first half of 2019 compared to the first half of 2018, due to higher demand from truck customers. ACT Research is forecasting first half of 2019 heavy-duty truck production of 180,000 units which is an increase of approximately 18.6% compared to 2018. While management continues to aggressively implement the Company's turnaround plan, the Company continues to experience certain operational inefficiencies, primarily driven by our customers’ significant order volumes and higher labor costs. Our turnaround plan is progressing and we are seeing improvements that we believe will continue to benefit operational performance and begin to drive financial improvement.

Results of Operations

Three Months Ended March 31, 2019, as Compared to Three Months Ended March 31, 2018

Net sales for the three months ended March 31, 2019 and 2018 totaled $72,266,000 and $63,046,000, respectively. Included in total sales were tooling project sales of $815,000 and $3,334,000 for the three months ended March 31, 2019 and 2018, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2019 were approximately $71,451,000 compared to $59,712,000 for the same period in 2018. This increase in sales is primarily the result of higher demand from truck customers and new program sales to a recreational vehicle customer of $12,453,000.

Gross margin was approximately 4.4% of sales for the three months ended March 31, 2019, compared with 12.5% for the three months ended March 31, 2018. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency, primarily higher labor, benefits, scrap and overhead costs, of 8.6%, of which 2.0% was related to higher Matamoros union employee annual contract renewal payments. These reductions were offset by favorable net change in selling price and material costs of 0.5%.

Selling, general and administrative expense (“SG&A”) was $7,166,000 for the three months ended March 31, 2019, compared to $6,760,000 for the three months ended March 31, 2018. In the three months ending March 31, 2018, the company incurred one-time acquisition fees of $1,283,000. The increase in SG&A expense primarily resulted from higher costs from outside service and professional fees of $905,000 primarily incurred to provide resources to accelerate the implementation of turnround efforts and higher labor and benefit costs of $477,000.

Interest expense totaled $896,000 for the three months ended March 31, 2019, compared to interest expense of $449,000 for the three months ended March 31, 2018. The increase in interest expense was due to a higher average outstanding debt balance and higher interest rates during the three months ended March 31, 2019, when compared to the same period in 2018.

Income tax benefit for the three months ended March 31, 2019 was 21% of total loss before income taxes and income tax expense for the three months ended March 31, 2018 was 25% of total income before income taxes, respectively.

The Company recorded a net loss for the three months ended March 31, 2019 of $3,845,000, or $(0.49) per basic and diluted share, compared with net income of $518,000, or $0.07 per basic and diluted share, for the three months ended March 31, 2018.

Comprehensive losses totaled $3,726,000 for the three months ended March 31, 2019, compared to comprehensive income of $1,061,000 for the same period ended March 31, 2018. The decrease was primarily related to lower net income of $4,363,000.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of March 31, 2019, the Company had outstanding foreign exchange contracts with notional amounts totaling $27,385,000, compared to $27,588,000 outstanding as of December 31, 2018. As of March 31, 2019, the Company also had outstanding interest rate swaps with notional amounts totaling $31,718,750, compared to $32,375,000 outstanding as of December 31, 2018.

Cash provided by operating activities for the three months ended March 31, 2019 totaled $2,885,000. Net loss of $3,845,000 negatively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net loss amounted to $2,562,000. Changes in working capital increased cash provided by operating activities by $3,943,000, which primarily related to increases in accounts payable and other accrued liabilities, offset by higher accounts receivable and inventory due to increased sales levels.

At March 31, 2019, the Company had $790,000 cash on hand, and an available balance on the revolving line of credit of $14,441,000. Subject to compliance with ongoing loan covenant requirements, management believes that cash flow from operating activities and available borrowings under the Amended Credit Agreement will be sufficient to meet the Company’s liquidity needs for the next 12 months.

Cash used in investing activities for the three months ended March 31, 2019 was $3,404,000, which primarily related to purchases of property, plant and equipment. The Company anticipates spending up to $8,000,000 during the remainder of 2019 on property, plant and equipment purchases for all of the Company's operations.

At March 31, 2019, purchase commitments for capital expenditures in progress were $2,705,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments.

Cash used in financing activities for the three months ended March 31, 2019 totaled $582,000, which primarily consisted of net scheduled repayments of principal on outstanding term loans of $844,000, payment of deferred loan costs of $422,000 associated with entering into the First Amendment to the A/R Credit Agreement, offset by net revolving loan borrowings of $684,000.

The Company is required to meet certain financial covenants included in the Amended Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures, as well as other customary affirmative and negative covenants. As of March 31, 2019, the Company was in compliance with its financial covenants.

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

Should the Company not be in compliance with its loan covenants in the future management would likely seek a waiver of default, attempt to reset covenants or refinance existing obligations. If the Company were unable to obtain this relief, the outstanding obligations would be in default and become payable on demand, which could have a material adverse effect on the Company. Additionally, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of March 31, 2019 or December 31, 2018.

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

There have been no material changes in Core Molding Technologies' risk factors from those previously disclosed in Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2018.

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

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 9, 2019	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 9, 2019	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

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

10(a)
First Amendment of A/R Credit Agreement dated March 14, 2019, among among Core Molding Technologies, Inc., Horizon Plastics International, Inc., the Lenders Named Therein, and KeyBank National Association
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2019

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 9, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated May 9, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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