Form 10-Q
period 2019-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2019-08-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 8, 2019, the latest practicable date, 8,269,080 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$81,247,000	$68,601,000	$153,513,000	$131,647,000

Cost of sales	72,756,000	60,704,000	141,872,000	115,864,000

Gross margin	8,491,000	7,897,000	11,641,000	15,783,000

Selling, general and administrative expense	7,224,000	6,479,000	14,390,000	13,239,000

Operating income (loss)	1,267,000	1,418,000	(2,749,000)	2,544,000

Other income and expense
Interest expense	869,000	624,000	1,765,000	1,073,000
Net periodic post-retirement benefit	(24,000)	(12,000)	(48,000)	(24,000)
Total other income and expense	845,000	612,000	1,717,000	1,049,000

Income (loss) before taxes	422,000	806,000	(4,466,000)	1,495,000

Income tax expense (benefit)	213,000	361,000	(830,000)	532,000

Net income (loss)	$209,000	$445,000	$(3,636,000)	$963,000

Net income (loss) per common share:
Basic	$0.03	$0.06	$(0.47)	$0.12
Diluted	$0.03	$0.06	$(0.47)	$0.12
Weighted average shares outstanding:
Basic	7,822,000	7,743,000	7,786,000	7,727,000
Diluted	7,864,000	7,800,000	7,786,000	7,800,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$209,000	$445,000	$(3,636,000)	$963,000

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	270,000	(1,092,000)	794,000	(348,000)
Income tax benefit (expense)	(68,000)	200,000	(202,000)	47,000

Interest rate swaps:
Unrealized hedge gain (loss)	(468,000)	224,000	(722,000)	248,000
Income tax benefit (expense)	106,000	(50,000)	164,000	(57,000)

Post retirement benefit plan adjustments:
Net actuarial gain	31,000	43,000	60,000	86,000
Prior service costs	(125,000)	(124,000)	(250,000)	(248,000)
Income tax benefit	20,000	17,000	40,000	34,000

Comprehensive income (loss)	$(25,000)	$(337,000)	$(3,752,000)	$725,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2019	December 31,
	(Unaudited)	2018
Assets:
Current assets:
Cash and cash equivalents	$533,000	$1,891,000
Accounts receivable, net	48,213,000	45,468,000
Inventory, net	23,967,000	25,765,000
Contract assets	981,000	3,915,000
Prepaid expenses and other current assets	4,431,000	3,263,000
Total current assets	78,125,000	80,302,000

Right of use asset	3,770,000	—
Property, plant and equipment, net	81,254,000	80,657,000
Goodwill	21,476,000	21,476,000
Intangibles, net	14,439,000	15,413,000
Other non-current assets	2,832,000	3,350,000
Total Assets	$201,896,000	$201,198,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,669,000	$3,230,000
Accounts payable	23,552,000	25,450,000
Contract liabilities	2,053,000	1,686,000
Compensation and related benefits	6,315,000	5,154,000
Accrued other liabilities	5,303,000	4,671,000
Total current liabilities	40,892,000	40,191,000

Lease liability	2,679,000	—
Long-term debt	35,328,000	37,784,000
Revolving debt	20,103,000	17,375,000
Post retirement benefits liability	6,910,000	6,919,000
Total Liabilities	$105,912,000	$102,269,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,854,736 at June 30, 2019 and 7,776,164 December 31, 2018	79,000	78,000
Paid-in capital	34,074,000	33,208,000
Accumulated other comprehensive income, net of income taxes	2,001,000	2,117,000
Treasury stock - at cost, 3,798,052 at June 30, 2019 and 3,790,308 December 31, 2018	(28,463,000)	(28,403,000)
Retained earnings	88,293,000	91,929,000
Total Stockholders’ Equity	95,984,000	98,929,000
Total Liabilities and Stockholders’ Equity	$201,896,000	$201,198,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
For the three months ended June 30, 2018:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	7,711,488	$77,000	$31,796,000	$2,613,000	$(28,153,000)	$97,628,000	$103,961,000
Net income						445,000	445,000
Cash dividends paid						(399,000)	(399,000)
Change in post retirement benefits, net of tax benefit of $17,000				(64,000)			(64,000)
Unrealized foreign currency hedge loss, net of tax benefit of $200,000				(893,000)			(893,000)
Change in interest rate swaps, net of tax of $53,000				176,000			176,000
Purchase of treasury stock	(17,180)				(250,000)		(250,000)
Restricted stock vested	77,107	1,000					1,000
Share-based compensation			638,000				638,000
Balance at June 30, 2018	7,771,415	$78,000	$32,434,000	$1,832,000	$(28,403,000)	$97,674,000	$103,615,000
For the six months ended June 30, 2018:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy						1,069,000	1,069,000
Net income						963,000	963,000
Cash dividends paid						(792,000)	(792,000)
Change in post retirement benefits, net of tax benefit of $34,000				(128,000)			(128,000)
Unrealized foreign currency hedge loss, net of tax benefit of $47,000				(301,000)			(301,000)
Change in interest rate swaps, net of tax of $57,000				191,000			191,000
Purchase of treasury stock	(17,180)				(250,000)		(250,000)
Restricted stock vested	77,318	1,000					1,000
Share-based compensation			969,000				969,000
Balance at June 30, 2018	7,771,415	$78,000	$32,434,000	$1,832,000	$(28,403,000)	$97,674,000	$103,615,000

For the three months ended June 30, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	7,785,161	78,000	33,558,000	2,236,000	(28,403,000)	88,084,000	95,553,000
Net income						209,000	209,000
Change in post retirement benefits, net of tax benefit of $20,000				(75,000)			(75,000)
Unrealized foreign currency hedge gain, net of tax of $68,000				202,000			202,000
Change in interest rate swaps, net of tax benefit of $106,000				(362,000)			(362,000)
Purchase of treasury stock	(7,744)				(60,000)		(60,000)
Restricted stock vested	77,319	1,000					1,000
Share-based compensation			516,000				516,000
Balance at June 30, 2019	7,854,736	$79,000	$34,074,000	$2,001,000	$(28,463,000)	$88,293,000	$95,984,000
For the six months ended June 30, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	7,776,164	$78,000	$33,208,000	$2,117,000	$(28,403,000)	$91,929,000	$98,929,000
Net loss						(3,636,000)	(3,636,000)
Change in post retirement benefits, net of tax benefit of $40,000				(150,000)			(150,000)
Unrealized foreign currency hedge gain, net of tax of $202,000				592,000			592,000
Change in interest rate swaps, net of tax benefit of $164,000				(558,000)			(558,000)
Purchase of treasury stock	(7,744)				(60,000)		(60,000)
Restricted stock vested	86,316	1,000					1,000
Share-based compensation			866,000				866,000
Balance at June 30, 2019	7,854,736	$79,000	$34,074,000	$2,001,000	$(28,463,000)	$88,293,000	$95,984,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,636,000)	$963,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,180,000	4,701,000
Share-based compensation	866,000	969,000
(Gain) loss on foreign currency translation	17,000	(5,000)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,745,000)	(12,463,000)
Inventories	1,798,000	700,000
Prepaid and other assets	2,367,000	(1,644,000)
Accounts payable	(1,412,000)	8,878,000
Accrued and other liabilities	1,060,000	1,664,000
Post retirement benefits liability	(198,000)	(205,000)
Net cash provided by operating activities	3,297,000	3,558,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,201,000)	(3,428,000)
Purchase of assets of Horizon Plastics	—	(62,457,000)
Net cash used in investing activities	(5,201,000)	(65,885,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(98,473,000)	(46,514,000)
Gross borrowings on revolving line of credit	101,201,000	47,298,000
Proceeds from term loan	—	45,000,000
Payment of principal on term loans	(1,688,000)	(8,438,000)
Payment of deferred loan costs	(434,000)	(757,000)
Cash dividends paid	—	(792,000)
Payments related to the purchase of treasury stock	(60,000)	(250,000)
Net cash provided by financing activities	546,000	35,547,000

Net change in cash and cash equivalents	(1,358,000)	(26,780,000)

Cash and cash equivalents at beginning of period	1,891,000	26,780,000

Cash and cash equivalents at end of period	$533,000	$—

Cash paid for:
Interest (net of amounts capitalized)	$1,660,000	$1,022,000
Income taxes	$1,016,000	$520,000
Non-cash investing activities:
Fixed asset purchases in accounts payable	$368,000	$574,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2019, and the results of operations and cash flows for the six months ended June 30, 2019. The Company has reclassified certain prior-year amounts to conform to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, should be read in conjunction with these consolidated financial statements.

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company operates in one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of two component reporting units, Core Traditional and Horizon Plastics. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of SMC, bulk molding compounds ("BMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, glass mat thermoplastics ("GMT"), direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada.

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

Revenue Recognition: The Company recognizes revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compound and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers title and risk of ownership to the customer and is entitled to payment. In limited circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes title and risk of ownership at the Company's production facility.

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

Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $61,000 and $25,000 at June 30, 2019 and December 31, 2018, respectively.

Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $2,169,000 at June 30, 2019 and $2,344,000 at December 31, 2018.

Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $885,000 at June 30, 2019 and $957,000 at December 31, 2018.

Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company generally records contract assets in prepaid assets and other current assets on the Consolidated Balance Sheet. During the six months ended June 30, 2019, the Company recognized no impairments on contract assets. The company generally records contract liabilities in accrued other liabilities on the Consolidated Balance Sheet. For the six months ended June 30, 2019, the Company did not recognize a material amount of revenue to settle contract liabilities.

Income Taxes: The Company’s consolidated balance sheets include a net non-current deferred tax asset of $1,153,000 recorded in other non-current assets at June 30, 2019 and December 31, 2018. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Derivative Instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates on long term debt obligations. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized on the Consolidated Statement of Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income immediately. For additional information on derivative instruments, see Note 15.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the six months ended June 30, 2019 or June 30, 2018.

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

There were no indicators of impairment for the six months ended June 30, 2019 that would trigger additional analysis; however, should the current trading value of the Company's common stock remain below book value for an extended period, the Company may need to incur additional goodwill impairment charges in the future.

Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at June 30, 2019 and December 31, 2018 of $1,144,000 and $960,000, respectively.

Post-retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,067,000 at June 30, 2019 and $8,076,000 at December 31, 2018.

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

In accordance with ASU 2016-02, the Company elected not to recognize lease assets and lease liabilities for leases with a term of twelve months or less. The ASU requires a modified retrospective transition method, or a transition method option further described within ASU 2018-11, with the option to elect a package of practical expedients that permits the Company to: (1) not reassess whether expired or existing contracts contain leases, (2) not reassess lease classification for existing or expired leases and (3) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. The Company elected to apply the package of practical expedients.

The Company adopted ASU No. 2016-02 as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption without restating previously reported periods. In addition, the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.

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

4. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly but includes the effect of the assumed exercise of restricted stock and stock appreciation rights under the treasury stock method.
The computation of basic and diluted net income (loss) per common share is as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$209,000	$445,000	$(3,636,000)	$963,000

Weighted average common shares outstanding — basic	7,822,000	7,743,000	7,786,000	7,727,000
Effect of dilutive securities	42,000	57,000	—	73,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,864,000	7,800,000	7,786,000	7,800,000

Basic net income (loss) per common share	$0.03	$0.06	$(0.47)	$0.12
Diluted net income (loss) per common share	$0.03	$0.06	$(0.47)	$0.12

5. MAJOR CUSTOMERS
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”), and Universal Forest Products, Inc. ("UFP"). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Navistar product sales	$17,043,000	$12,866,000	$31,296,000	$23,817,000
Navistar tooling sales	743,000	12,000	782,000	12,000
Total Navistar sales	17,786,000	12,878,000	32,078,000	23,829,000

Volvo product sales	14,581,000	11,988,000	29,096,000	22,185,000
Volvo tooling sales	32,000	43,000	139,000	43,000
Total Volvo sales	14,613,000	12,031,000	29,235,000	22,228,000

PACCAR product sales	12,435,000	8,537,000	24,247,000	15,300,000
PACCAR tooling sales	987,000	2,860,000	1,160,000	6,063,000
Total PACCAR sales	13,422,000	11,397,000	25,407,000	21,363,000

UFP product sales	9,203,000	8,450,000	15,325,000	14,049,000
UFP tooling sales	—	—	—	—
Total UFP sales	9,203,000	8,450,000	15,325,000	14,049,000

Other product sales	22,178,000	23,384,000	46,928,000	49,586,000
Other tooling sales	4,045,000	461,000	4,540,000	592,000
Total other sales	26,223,000	23,845,000	51,468,000	50,178,000

Total product sales	75,440,000	65,225,000	146,892,000	124,937,000
Total tooling sales	5,807,000	3,376,000	6,621,000	6,710,000
Total sales	$81,247,000	$68,601,000	$153,513,000	$131,647,000

6. INVENTORY

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$15,330,000	$17,278,000
Work in process	2,752,000	2,034,000
Finished goods	5,885,000	6,453,000
	$23,967,000	$25,765,000

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

7. LEASES

The Company has operating leases with fixed payment terms and are primarily associated with buildings and warehouses. The Company's leases have remaining lease terms of less than one year to four years, some of which include options to extend the lease for five years. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$358,000	$715,000
Total net lease cost	$358,000	$715,000

Other supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases:
Current operating lease right of use assets(A)	$52,000
Noncurrent operating lease right of use assets	3,770,000
Total operating lease right of use assets	$3,822,000

Current operating lease liabilities(A)	$1,082,000
Noncurrent operating lease liabilities	2,679,000
Total operating lease liabilities	$3,761,000

Weighted average remaining lease term (in years):
Operating leases	4.4

Weighted average discount rate:
Operating leases	4.4%

(A)Current operating lease right of use assets is included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Current operating lease liabilities is included in accrued other liabilities on the Consolidated Balance Sheet.

Other information related to leases were as follows:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	715,000

As of June 30, 2019, maturities of lease liabilities were as follows:

Operating Leases
2019	$575,000
2020	1,102,000
2021	843,000
2022	770,000
2023	665,000
2024 and thereafter	333,000
Total lease payments	4,288,000
Less: imputed interest	(527,000)
Total lease obligations	3,761,000
Less: current obligations	(1,082,000)
Long-term lease obligations	$2,679,000

As of December 31, 2018, maturities of lease liabilities were as follows:

Operating Leases
2019	$1,291,000
2020	1,099,000
2021	838,000
2022	766,000
2023	661,000
2024 and thereafter	331,000
Total lease payments	$4,986,000

8. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	June 30, 2019	December 31, 2018
Property, plant and equipment	$168,843,000	$164,145,000
Accumulated depreciation	(87,589,000)	(83,488,000)
Property, plant and equipment — net	$81,254,000	$80,657,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended June 30, 2019 and 2018 was $2,075,000 and $1,907,000, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $4,101,000 and $3,740,000, respectively. Amounts invested in capital additions in progress were $6,900,000 and $5,014,000 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, purchase commitments for capital expenditures in progress were $1,149,000 and $3,461,000, respectively.

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

Consideration was allocated to assets acquired and liabilities assumed based on their fair values as of the acquisition date as follows:

Accounts Receivable	$7,677,000
Inventory	6,523,000
Other Current Assets	832,000
Property and Equipment	12,994,000
Intangibles	16,770,000
Goodwill	21,476,000
Accounts Payable	(3,181,000)
Other Current Liabilities	(86,000)
Total	$63,005,000
The purchase price included consideration for strategic benefits, including an assembled workforce, operational infrastructure and synergistic revenue opportunities, which resulted in the recognition of goodwill. The goodwill is deductible for income tax purposes.

The Company incurred $1,289,000 of expense for the six months ended June 30, 2018 associated with the acquisition, which was recorded in selling, general and administrative expense.

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

	Pro forma for the three months ended June 30,	Pro forma for the six months ended June 30,
	2018	2018
Net revenue	$68,601,000	$134,316,000
Net income	543,000	1,773,000
Basic and diluted net income per share	$0.07	$0.23

The unaudited pro forma net income includes the following adjustments that would have been recorded had the 2018 acquisition taken place on January 1, 2017.

	Pro forma for the three months ended June 30,	Pro forma for the six months ended June 30,
	2018	2018
Non-recurring transaction costs	$(6,000)	$(1,289,000)
Depreciation expense	—	55,000
Amortization expense	—	78,000
Interest expense	(124,000)	(107,000)
Income tax expense	26,000	(14,000)

10. GOODWILL AND INTANGIBLES

Goodwill activity for the six months ended June 30, 2019 consisted of the following:

Balance at December 31, 2018	$21,476,000
Additions	—
Impairment	—
Balance at June 30, 2019	$21,476,000

Intangible assets at June 30, 2019 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250,000	$(43,000)	$207,000
Trademarks	10 Years	1,610,000	(235,000)	1,375,000
Non-competition agreement	5 Years	1,810,000	(528,000)	1,282,000
Developed technology	7 Years	4,420,000	(921,000)	3,499,000
Customer relationships	10-12 Years	9,330,000	(1,254,000)	8,076,000
Total		$17,420,000	$(2,981,000)	$14,439,000

The aggregate intangible asset amortization expense was $487,000 and $481,000 for the three months ended June 30, 2019 and 2018, respectively. The aggregate intangible asset amortization expense was $974,000 and $885,000 for the six months ended June 30, 2019 and 2018, respectively.

11. POST RETIREMENT BENEFITS
The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Pension expense:
Multi-employer plan	$231,000	$185,000	$462,000	$363,000
Defined contribution plan	324,000	286,000	586,000	545,000
Total pension expense	555,000	471,000	1,048,000	908,000

Health and life insurance:
Interest cost	72,000	69,000	144,000	138,000
Amortization of prior service costs	(125,000)	(124,000)	(250,000)	(248,000)
Amortization of net loss	29,000	43,000	58,000	86,000
Net periodic benefit cost	(24,000)	(12,000)	(48,000)	(24,000)

Total post retirement benefits expense	$531,000	$459,000	$1,000,000	$884,000

The Company made payments of $699,000 to pension plans and $152,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2019. For the remainder of 2019, the Company expects to make approximately $1,286,000 of pension plan payments, of which $758,000 was accrued at June 30, 2019. The Company also expects to make approximately $1,005,000 of post-retirement healthcare and life insurance payments for the remainder of 2019, all of which were accrued at June 30, 2019.

12. DEBT
Debt consists of the following:

	June 30, 2019	December 31, 2018
Term loans, interest at a variable rate (6.40% at June 30, 2019 and 4.34% at December 31, 2018) with monthly payments of interest and quarterly payments of principal through January 2023	$39,938,000	$41,625,000
Revolving loans, interest at a variable rate (6.37% at June 30, 2019 and 3.36% at December 31, 2018)	20,103,000	17,375,000
Total	60,041,000	59,000,000
Less deferred loan costs	(941,000)	(611,000)
Less current portion	(3,669,000)	(3,230,000)
Long-term debt and revolving debt	$55,431,000	$55,159,000

Credit Agreement

On January 16, 2018, the Company entered into an Amended and Restated Credit Agreement ("A/R Credit Agreement") with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. Interest is payable monthly at one month LIBOR plus a basis point margin ranging from 175 to 400 basis points based on the Company's leverage ratio. The margin was set at 400 basis points as of June 30, 2019.

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

The Company has available $32,500,000 of variable rate revolving loans of which $20,103,000 is outstanding as of June 30, 2019. These revolving loans are scheduled to mature on January 1, 2023 and are classified as long term on the balance sheet.

Bank Covenants

The Company is required to meet certain financial covenants included in the A/R Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures. As of June 30, 2019, the Company was in compliance with its financial covenants associated with the loans made under the amended A/R Credit Agreement as described above.
Interest Rate Swaps

The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives one month LIBOR. The fair value of the interest rate swap was a liability of $787,000 and $65,000 at June 30, 2019 and December 31, 2018, respectively. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

13. INCOME TAXES
The Company’s Consolidated Balance Sheets include a net deferred tax asset recorded in other non-current assets of $1,153,000 at June 30, 2019 and December 31, 2018. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of June 30, 2019 and December 31, 2018, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax benefit for the six months ended June 30, 2019 is estimated to be $830,000, approximately 19% of the loss of $4,466,000 before income taxes. Income tax expense for the six months ended June 30, 2018 was estimated to be $532,000, or approximately 36% of income before income taxes.
The Company files income tax returns in the U.S., Mexico, Canada and various state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2015, and is no longer subject to Mexican income tax examinations by Mexican authorities for years prior to 2013. As a result of the Horizon Plastics acquisition on January 16, 2018, the Company now has additional filing requirements for new entities in Canada and Mexico, and is not subject to Canadian and Mexican tax examinations for those entities for years prior to 2018.

14. STOCK BASED COMPENSATION
The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006 and as amended in May 2015. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy or receive shares of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted.
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
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	349,885	$10.62
Granted	132,327	7.69
Vested	(86,316)	$13.97
Forfeited	(10,580)	15.06
Unvested balance at June 30, 2019	385,316	$9.92

At June 30, 2019 and 2018, there was $2,736,000 and $2,957,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to Restricted Awards granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation cost related to restricted award grants for the three months ended June 30, 2019 and 2018 was $413,000 and $639,000, respectively, all of which was recorded to selling, general and administrative expense. Total compensation cost related to restricted award grants for the six months ended June 30, 2019 and 2018 was $763,000 and $970,000, respectively, all of which was recorded to selling, general, and administrative expense.

Compensation expense for restricted awards is recorded at the fair value at the time of grant, net of estimated forfeitures, over the vesting period of the restricted award grant. The Company does not receive a tax deduction for restricted awards until the restricted award vests. The tax deduction for restricted awards is based on the fair value as of the vesting date. Additional income tax expense due to the fair value on the grant date in excess of the value at time of vesting for the six months ended June 30, 2019 and 2018 was $95,000 and $20,000, respectively.

During the six months ended June 30, 2019 and 2018, employees surrendered 7,744 and 17,180 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Stock Appreciation Rights

As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years. These awards are valued using the Black-Scholes option pricing model. A summary of the Company's stock appreciation rights activity for the six month period ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	—	$—
Granted	226,021	2.57
Exercised	—	—
Forfeited	—	—
Outstanding at end of the period ended June 30, 2019	226,021	$2.57
Exercisable at end of the period ended June 30, 2019	29,028	$2.57

The average remaining contractual term for those SARs outstanding at June 30, 2019 is 4.8 years, with no aggregate intrinsic value. At June 30, 2019 and 2018, there was $478,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to SARs. That cost is expected to be recognized over the weighted-average period of 2.8 years.

Total compensation cost related to SARs for the three and six months ended June 30, 2019 and 2018 was $103,000 and $0, respectively, all of which was recorded to selling, general and administrative expense.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2019 and December 31, 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of June 30, 2019 and December 31, 2018 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at June 30, 2019 and December 31, 2018 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of June 30, 2019, the Company had no ineffective portion related to the cash flow hedges.
Interest Rate Swaps
The Company entered into interest rate swap contracts to fix the interest rate on an initial aggregate amount of $35,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 12, "Debt", for additional information.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$83,000	Accrued other liabilities	$38,000
Notional contract values		$5,913,000		$14,492,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$787,000
Notional swap values		$—		$31,063,000

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued other liabilities	$750,000
Notional contract values		$—		$27,588,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$65,000
Notional swap values		$—		$32,375,000

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the three months ended June 30, 2019 and 2018:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2019	2018		2019	2018
Foreign exchange contracts	$354,000	$(1,036,000)	Cost of goods sold	$(79,000)	$50,000
			Selling, general and administrative expense	$(4,000)	$7,000
Interest rate swaps	$(470,000)	$176,000	Interest expense	$(1,000)	$(50,000)

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the six months ended June 30, 2019 and 2018:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2019	2018		2019	2018
Foreign exchange contracts	$841,000	$(123,000)	Cost of goods sold	$(55,000)	$196,000
			Selling, general and administrative expense	$8,000	$29,000
Interest rate swaps	$(722,000)	$140,000	Interest expense	$—	$(108,000)

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the six months ended June 30, 2019 and 2018:

2018:	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000
Other Comprehensive Income before reclassifications	17,000	—	17,000
Amounts reclassified from accumulated other comprehensive income	(117,000)	(162,000)	(279,000)
Income tax benefit (expense)	(10,000)	34,000	24,000
Balance at June 30, 2018	$(307,000)	$2,139,000	$1,832,000

2019:
Balance at December 31, 2018	$(612,000)	$2,729,000	$2,117,000
Other Comprehensive Income before reclassifications	119,000	—	119,000
Amounts reclassified from accumulated other comprehensive income	(47,000)	(190,000)	(237,000)
Income tax benefit (expense)	(38,000)	40,000	2,000
Balance at June 30, 2019	$(578,000)	$2,579,000	$2,001,000

(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income (Loss). These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 11 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense (benefit) on the Consolidated Statements of Income (Loss).

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

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company operates in one operating segment as a molder of thermoplastic and thermoset (plastic) structural products. The Company's operating segment consists of two component reporting units, Core Traditional and Horizon Plastics. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets. The Company produces high quality molded products, assemblies and SMC materials for varied markets, including medium and heavy-duty trucks, automotive, marine, home improvement, water management, agriculture, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of SMC, bulk molding compounds (BMC), resin transfer molding (RTM), liquid molding of dicyclopentadiene (DCPD), spray-up and hand-lay-up, glass mat thermoplastics (GMT), direct long-fiber thermoplastics (D-LFT) and structural foam and web injection molding. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly-owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, the Company established a manufacturing presence in Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2004, the Company acquired substantially all the operating assets of Keystone Restyling Products, Inc., a privately-held manufacturer and distributor of fiberglass reinforced products for the automotive-aftermarket industry. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a production facility in Matamoros, Mexico that replaced its leased facility. The Company acquired in 2015 substantially all of the assets of CPI Binani, Inc. ("CPI"), a wholly-owned subsidiary of Binani Industries Limited, located in Winona, Minnesota, which expanded the Company's process capabilities to include D-LFT and diversified its customer base. Most recently in 2018, the Company acquired substantially all of the assets and assumed certain specified liabilities of Horizon Plastics, which added manufacturing facilities in Cobourg, Canada and Escobedo, Mexico. The purpose of the acquisition was to increase the Company's process capabilities to include structural foam and structural web molding, expand its geographical footprint, and diversify the Company's customer base.

Business Overview

General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 60% and 52% of the Company’s product revenue for the six months ended June 30, 2019 and 2018, respectively.

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

Six Months Ended June 30, 2019

Product sales for the six months ended June 30, 2019 increased 18% compared to the same period in 2018. Operating income decreased from $2,544,000 to a loss of $2,749,000 for the six months ended June 30, 2019 compared to the same period a year ago. Higher demand from our truck customers and new programs were the primary drivers of the sales increase, while the decrease in operating income was largely due to increased manufacturing inefficiencies at several of the Company's facilities and higher operating and SG&A costs.

In the second half of 2018, the Company started experiencing manufacturing inefficiencies as a result of the significant production demand in the heavy-duty truck market. Given the high demand levels, the Company experienced difficulty hiring, training and retaining labor in a tightening labor market at several manufacturing facilities. This, coupled with asset capacity and reliability constraints, resulted in increased manufacturing inefficiencies and the inability to consistently meet customers' delivery and quality requirements, including for several of the Company's major customers. During the fourth quarter of 2018, the Company implemented a turnaround plan to improve customer delivery and quality performance and reduce manufacturing inefficiencies. The turnaround plan included additional spending to improve equipment and labor stability. The additional spending significantly affected the financial performance of the Company for the six months ended June 30, 2019 which resulted in an operating loss of $2,749,000. During the six months ended June 30, 2019 the operational benefits of the turnaround plan have become evident as customer delivery and quality levels have improved. The Company’s financial performance has started to reflect the benefits of the turnaround improvements as operating income improved to $1,267,000 for the three months ended June 30, 2019 compared to an operating loss of $4,017,000 for the three months ended March 31, 2019.

Looking forward, the Company anticipates the strong product sales realized in the first half of 2019 to soften slightly in the second half of 2019, due to lower demand from truck customers. ACT Research is forecasting second half 2019 heavy-duty truck production of 160,000 units which is a decrease of approximately 12% compared to the first half of 2019. Management continues to aggressively implement the Company's turnaround plan to improve operational inefficiencies and financial performance.

Results of Operations

Three Months Ended June 30, 2019, as Compared to Three Months Ended June 30, 2018

Net sales for the three months ended June 30, 2019 and 2018 totaled $81,247,000 and $68,601,000, respectively. Included in total sales were tooling project sales of $5,807,000 and $3,376,000 for the three months ended June 30, 2019 and 2018, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended June 30, 2019 were $75,440,000 compared to $65,225,000 for the same period in 2018. This increase in sales is primarily the result of higher demand from truck customers and new programs from truck and recreational vehicle customers.

Gross margin was approximately 10.5% of sales for the three months ended June 30, 2019, compared with 11.5% for the three months ended June 30, 2018. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency, primarily higher labor, benefits and overhead costs, of 4.6%. These reductions were offset by favorable net change in selling price and material costs of 1.8%, favorable net change in customer chargebacks of 1.2%, and a favorable change in fixed costs leverage of 0.6%.

Selling, general and administrative expense (“SG&A”) was $7,224,000 for the three months ended June 30, 2019, compared to $6,479,000 for the three months ended June 30, 2018. The increase in SG&A expense resulted primarily from higher labor and benefit costs of $211,000, higher travel costs of $100,000 higher, insurance costs of $85,000 and asset disposal costs of $78,000.

Interest expense totaled $869,000 for the three months ended June 30, 2019, compared to interest expense of $624,000 for the three months ended June 30, 2018. The increase in interest expense was due to a higher average outstanding debt balance and higher interest rates during the three months ended June 30, 2019, when compared to the same period in 2018.

Income tax expense for the three months ended June 30, 2019 was 50% of income before income taxes and income tax expense for the three months ended June 30, 2018 was 45% of income before income taxes, respectively. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions while taxable losses are being generated in lower tax rate jurisdictions.

The Company recorded net income for the three months ended June 30, 2019 of $209,000, or $0.03 per basic and diluted share, compared with net income of $445,000, or $0.06 per basic and diluted share, for the three months ended June 30, 2018.

Comprehensive losses totaled $25,000 for the three months ended June 30, 2019, compared to comprehensive losses of $337,000 for the same period ended June 30, 2018. The change was primarily related to a net change in foreign currency derivatives of $1,094,000, offset by a net change in interest rate swaps of $536,000, and lower net income of $236,000.

Six Months Ended June 30, 2019, as Compared to Six Months Ended Ended June 30, 2018

Net sales for the six months ended June 30, 2019 and 2018 totaled $153,513,000 and $131,647,000, respectively. Included in total sales were tooling project sales of $6,621,000 and $6,710,000 for the six months ended June 30, 2019 and 2018, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the six months ended June 30, 2019 were $146,892,000 compared to $124,937,000 for the same period in 2018. This increase in sales is primarily the result of higher demand from truck customers, and new programs from truck and recreational vehicle customers.

Gross margin was approximately 7.6% of sales for the six months ended June 30, 2019, compared with 12.0% for the six months ended June 30, 2018. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency, primarily higher labor, benefits and overhead costs, of 6.5%, of which 1.2% was related to higher Matamoros union employee annual contract renewal payments. These reductions were offset by favorable net change in selling price and material costs of 1.2%, favorable change in customer chargebacks of 0.7%, and favorable change in fixed costs leverage of 0.2%.

Selling, general and administrative expense (“SG&A”) was $14,390,000 for the six months ended June 30, 2019, compared to $13,239,000 for the six months ended June 30, 2018. In the six months ended June 30, 2018 the company incurred one-time acquisition fees of $1,289,000. The increase in SG&A expense primarily resulted from higher labor and benefits costs of $688,000, higher professional fees of $941,000, and higher insurance costs of $216,000.

Interest expense totaled $1,765,000 for the six months ended June 30, 2019, compared to interest expense of $1,073,000 for the six months ended June 30, 2018. The increase in interest expense was due to a higher average outstanding debt balance and higher interest rates during the six months ended June 30, 2019, when compared to the same period in 2018.

Income tax benefit for the six months ended June 30, 2019 was 19% of loss before income taxes and income tax expense for the six months ended June 30, 2018 was 36% of income before income taxes, respectively. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions while taxable losses are being generated in lower tax rate jurisdictions.

The Company recorded a net loss for the six months ended June 30, 2019 of $3,636,000, or $0.47 per basic and diluted share, compared with net income of $963,000, or $0.12 per basic and diluted share, for the six months ended June 30, 2018.

Comprehensive losses totaled $3,752,000 for the six months ended June 30, 2019, compared to comprehensive income of $725,000 for the same period ended June 30, 2018. The decrease was primarily related to lower net income of $4,599,000.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of June 30, 2019, the Company had outstanding foreign exchange contracts with notional amounts totaling $20,405,000, compared to $27,588,000 outstanding as of December 31, 2018. As of June 30, 2019, the Company also had outstanding interest rate swaps with notional amounts totaling $31,063,000, compared to $32,375,000 outstanding as of December 31, 2018.

Cash provided by operating activities for the six months ended June 30, 2019 totaled $3,297,000. Net loss of $3,636,000 negatively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net loss amounted to $5,180,000. Changes in working capital increased cash provided by operating activities by $870,000, which primarily related to decreases in inventory, prepaid, and other current assets, and increases in other accrued liabilities, offset by higher accounts receivable and lower accounts payable.

At June 30, 2019, the Company had $533,000 cash on hand, and an available balance on the revolving line of credit of $12,397,000. Subject to compliance with ongoing loan covenant requirements, management believes that cash flow from operating activities and available borrowings under the Amended Credit Agreement will be sufficient to meet the Company’s liquidity needs for the next 12 months.

Cash used in investing activities for the six months ended June 30, 2019 was $5,201,000, which related to purchases of property, plant and equipment. The Company anticipates spending up to $7,000,000 during the remainder of 2019 on property, plant and equipment purchases for all of the Company's operations.

At June 30, 2019, purchase commitments for capital expenditures in progress were $1,149,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments, however, should the Company's capital expenditure needs change, the Company may require additional funding.

Cash provided by financing activities for the six months ended June 30, 2019 totaled $546,000, which primarily consisted of net revolving loan borrowings of $2,728,000, offset by scheduled repayments of principal on outstanding term loans of $1,688,000 and payment of deferred loan costs of $434,000 associated with entering the First Amendment to the A/R Credit Agreement.

The Company is required to meet certain financial covenants included in the Amended and Restated Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures, as well as other customary affirmative and negative covenants. As of June 30, 2019, the Company was in compliance with its financial covenants.The following table presents the financial covenants specified in our A/R Credit Agreement, as modified by the First Amendment, and the actual covenant calculations as of June 30, 2019:

	Financial Covenants	Actual Covenants as of June 30, 2019
Fixed Charge Coverage Ratio (1)	Minimum 1.25	1.42
Leverage Ratio (2)	Not applicable	Not applicable

(1)
Fixed charge coverage ratio excludes unfunded capital expenditures from covenant computation through September 30, 2019. The terms of the Amended Credit Agreement provide that the fixed charge coverage ratio will increase to a minimum of 1.50 as of September 30, 2019, and thereafter decrease (ratio decrease corresponds to the inclusion of unfunded capital expenditures in the ratio computation) to a minimum of 1.00 and 1.10 on each of December 31, 2019 and March 31, 2020, and from June 30, 2020 and thereafter set at a minimum of 1.15.

(2)	Effective December 31, 2019 and thereafter on a quarterly basis, the Company will be required to maintain a Leverage Ratio of 3.25 or lower.

The amended A/R Credit Agreement also provides a Capital Expenditure Limit Covenant, whereby capital expenditures as defined in the A/R Credit Agreement are limited to an aggregate of $7,500,000 for the six months ended June 30, 2019 and $12,500,000 for the twelve months ended December 31, 2019.

Management regularly evaluates the Company’s ability to meet its debt covenants. These evaluations consider the Company’s forecasts, which are based on industry analysts’ estimates of heavy and medium-duty truck production volumes, customers' forecasts, current operating performance and expected future performance as well as other assumptions.

As previously disclosed, the Company’s results of operations have been negatively impacted by its operating performance during the past twelve months. During the fourth quarter of 2018, the Company implemented a turnaround plan to improve operational and financial performance. In March 2019, the Company entered into the First Amendment to the A/R Credit Agreement pursuant to which certain financial covenants as described above were modified, based upon management’s estimates for achieving certain operational and financial performance goals. The ability to meet these covenants relies on certain operational and financial improvements consistent with our planned turnaround and expected timetable. Should these improvements not materialize in the time frame planned, it could impact our ability to meet future covenants, or require the Company to seek to negotiate further modifications to such financial covenants. If the Company's turnaround efforts are unsuccessful, the Company may become unable to meet its covenants and maintain compliance with its debt obligations for the 12 months following such a determination as to non-compliance.

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of June 30, 2019 or December 31, 2018.

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
Core Molding Technologies has the following three items that are sensitive to market risks: (1) Revolving Loans and Term Loans under the Amended and Restated Credit Agreement, some of which bear a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican pesos and Canadian dollars with United States dollars to meet certain obligations; and (3) raw material purchases in which Core Molding Technologies purchases various resins, fiberglass, and metal components for use in production. The prices and availability of these materials are affected by the prices of crude oil, natural gas and other feedstocks, tariffs, as well as processing capacity versus demand.
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
As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were (i) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.There were no changes in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

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

Information concerning our stock repurchases during the three months ended June 30, 2019 is below. All stock was purchased to satisfy tax withholding obligation upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2019	—	—	—	—
May 1 to 31, 2019	7,744	7.91	—	—
June 1 to 30, 2019	—	—	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information

None.

Item 6.     Exhibits

See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 9, 2019	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	August 9, 2019	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

2(e)
Asset Purchase Agreement dated as of January 16, 2018 between 1137952 B.C. Ltd., Horizon Plastics International, Inc., 1541689 Ontario Inc., 2551024 Ontario Inc., Horizon Plastics de Mexico, S.A. de C.V., and Brian Read
Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2018

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.	Description	Location
4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated August 9, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated August 9, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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