Form 10-Q
period 2019-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2019-11-18
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 15, 2019, the latest practicable date, 8,269,080 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$74,655,000	$64,676,000	$228,168,000	$196,324,000

Cost of sales	68,171,000	59,813,000	210,043,000	175,679,000

Gross margin	6,484,000	4,863,000	18,125,000	20,645,000

Selling, general and administrative expense	7,041,000	6,349,000	21,431,000	19,587,000
Goodwill impairment	4,100,000	—	4,100,000	—
Total expenses	11,141,000	6,349,000	25,531,000	19,587,000

Operating income (loss)	(4,657,000)	(1,486,000)	(7,406,000)	1,058,000

Other income and expense
Interest expense	1,113,000	632,000	2,878,000	1,705,000
Net periodic post-retirement benefit	(23,000)	(12,000)	(71,000)	(36,000)
Total other (income) and expense	1,090,000	620,000	2,807,000	1,669,000

Loss before taxes	(5,747,000)	(2,106,000)	(10,213,000)	(611,000)

Income tax expense (benefit)	378,000	(304,000)	(452,000)	228,000

Net loss	$(6,125,000)	$(1,802,000)	$(9,761,000)	$(839,000)

Net loss per common share:
Basic	$(0.78)	$(0.23)	$(1.25)	$(0.11)
Diluted	$(0.78)	$(0.23)	$(1.25)	$(0.11)
Weighted average shares outstanding:
Basic	7,851,000	7,804,000	7,806,000	7,758,000
Diluted	7,851,000	7,804,000	7,806,000	7,758,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(6,125,000)	$(1,802,000)	$(9,761,000)	$(839,000)

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(254,000)	907,000	539,000	561,000
Income tax benefit (expense)	58,000	(202,000)	(144,000)	(156,000)

Interest rate swaps:
Unrealized hedge gain (loss)	(87,000)	175,000	(809,000)	424,000
Income tax benefit (expense)	20,000	(40,000)	184,000	(97,000)

Post retirement benefit plan adjustments:
Net actuarial gain	28,000	43,000	88,000	129,000
Prior service costs	(122,000)	(124,000)	(372,000)	(372,000)
Income tax benefit	20,000	17,000	60,000	51,000

Comprehensive loss	$(6,462,000)	$(1,026,000)	$(10,215,000)	$(299,000)
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2019	December 31,
	(Unaudited)	2018
Assets:
Current assets:
Cash and cash equivalents	$—	$1,891,000
Accounts receivable, net	45,846,000	45,468,000
Inventory, net	23,413,000	25,765,000
Prepaid expenses and other current assets	5,829,000	7,178,000
Total current assets	75,088,000	80,302,000

Right of use asset	4,823,000	—
Property, plant and equipment, net	80,428,000	80,657,000
Goodwill	17,376,000	21,476,000
Intangibles, net	13,952,000	15,413,000
Other non-current assets	3,371,000	3,350,000
Total Assets	$195,038,000	$201,198,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$38,220,000	$3,230,000
Current portion of revolving debt	20,817,000	—
Accounts payable	22,481,000	25,450,000
Compensation and related benefits	6,241,000	5,154,000
Accrued other liabilities	7,009,000	6,357,000
Total current liabilities	94,768,000	40,191,000

Lease liability	3,445,000	—
Long-term debt	—	37,784,000
Long-term revolving debt	—	17,375,000
Post retirement benefits liability	6,906,000	6,919,000
Total Liabilities	$105,119,000	$102,269,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,854,736 at September 30, 2019 and 7,776,164 December 31, 2018	79,000	78,000
Paid-in capital	34,472,000	33,208,000
Accumulated other comprehensive income, net of income taxes	1,663,000	2,117,000
Treasury stock - at cost, 3,798,052 at September 30, 2019 and 3,790,308 December 31, 2018	(28,463,000)	(28,403,000)
Retained earnings	82,168,000	91,929,000
Total Stockholders’ Equity	89,919,000	98,929,000
Total Liabilities and Stockholders’ Equity	$195,038,000	$201,198,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
For the three months ended September 30, 2018:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	7,771,415	$78,000	$32,434,000	$1,832,000	$(28,403,000)	$97,674,000	$103,615,000
Net loss						(1,802,000)	(1,802,000)
Change in post retirement benefits, net of tax benefit of $17,000				(64,000)			(64,000)
Unrealized foreign currency hedge gain, net of tax of $202,000				705,000			705,000
Change in interest rate swaps, net of tax of $40,000				136,000			136,000
Share-based compensation			259,000				259,000
Balance at September 30, 2018	7,771,415	$78,000	$32,693,000	$2,609,000	$(28,403,000)	$95,872,000	$102,849,000
For the nine months ended September 30, 2018:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy						1,069,000	1,069,000
Net loss						(839,000)	(839,000)
Cash dividends paid						(792,000)	(792,000)
Change in post retirement benefits, net of tax benefit of $51,000				(192,000)			(192,000)
Unrealized foreign currency hedge gain, net of tax of $156,000				404,000			404,000
Change in interest rate swaps, net of tax of $97,000				327,000			327,000
Purchase of treasury stock	(17,180)				(250,000)		(250,000)
Restricted stock vested	77,318	1,000					1,000
Share-based compensation			1,228,000				1,228,000
Balance at September 30, 2018	7,771,415	$78,000	$32,693,000	$2,609,000	$(28,403,000)	$95,872,000	$102,849,000

For the three months ended September 30, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	7,854,736	$79,000	$34,074,000	$2,001,000	$(28,463,000)	$88,293,000	$95,984,000
Net income						(6,125,000)	(6,125,000)
Change in post retirement benefits, net of tax benefit of $20,000				(75,000)			(75,000)
Unrealized foreign currency hedge loss, net of tax benefit of $58,000				(196,000)			(196,000)
Change in interest rate swaps, net of tax benefit of $20,000				(67,000)			(67,000)
Share-based compensation			398,000				398,000
Balance at September 30, 2019	7,854,736	$79,000	$34,472,000	$1,663,000	$(28,463,000)	$82,168,000	$89,919,000
For the nine months ended September 30, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	7,776,164	$78,000	$33,208,000	$2,117,000	$(28,403,000)	$91,929,000	$98,929,000
Net loss						(9,761,000)	(9,761,000)
Change in post retirement benefits, net of tax benefit of $60,000				(225,000)			(225,000)
Unrealized foreign currency hedge gain, net of tax of $144,000				396,000			396,000
Change in interest rate swaps, net of tax benefit of $184,000				(625,000)			(625,000)
Purchase of treasury stock	(7,744)				(60,000)		(60,000)
Restricted stock vested	86,316	1,000					1,000
Share-based compensation			1,264,000				1,264,000
Balance at September 30, 2019	7,854,736	$79,000	$34,472,000	$1,663,000	$(28,463,000)	$82,168,000	$89,919,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,761,000)	$(839,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,700,000	7,105,000
Deferred income tax	(632,000)	—
Goodwill impairment	4,100,000	—
Loss on disposal of assets	—	6,000
Share-based compensation	1,264,000	1,228,000
(Gain) loss on foreign currency translation	(22,000)	14,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(378,000)	(12,528,000)
Inventories	2,352,000	(2,265,000)
Prepaid and other assets	1,900,000	3,060,000
Accounts payable	(2,505,000)	13,272,000
Accrued and other liabilities	253,000	(2,255,000)
Post retirement benefits liability	(298,000)	(274,000)
Net cash provided by operating activities	3,973,000	6,524,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,280,000)	(4,761,000)
Purchase of assets of Horizon Plastics	—	(62,457,000)
Net cash used in investing activities	(6,280,000)	(67,218,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(148,679,000)	(67,594,000)
Gross borrowings on revolving line of credit	152,121,000	67,594,000
Proceeds from term loan	—	45,000,000
Payment of principal on term loans	(2,532,000)	(9,281,000)
Payment of deferred loan costs	(434,000)	(763,000)
Cash dividends paid	—	(792,000)
Payments related to the purchase of treasury stock	(60,000)	(250,000)
Net cash provided by financing activities	416,000	33,914,000

Net change in cash and cash equivalents	(1,891,000)	(26,780,000)

Cash and cash equivalents at beginning of period	1,891,000	26,780,000

Cash and cash equivalents at end of period	$—	$—

Cash paid for:
Interest (net of amounts capitalized)	$2,706,000	$1,612,000
Income taxes	$1,160,000	$848,000
Non-cash investing activities:
Fixed asset purchases in accounts payable	$429,000	$344,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2019, and the results of operations and cash flows for the nine months ended September 30, 2019. The Company has reclassified certain prior-year amounts to conform to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, should be read in conjunction with these consolidated financial statements.

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

Going Concern: Under FASB ASU 2014-15, “Presentation of Financial Statements - Going Concern,” management is required to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and to provide related financial disclosures, as applicable. Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As further discussed in Note 12 - Debt, as of September 30, 2019, the Company was not in compliance with the fixed charge coverage ratio requirement under the Company's Amended and Restated Credit Agreement, dated January 16, 2018 (the “A/R Credit Agreement”), with KeyBank National Association as the administrative agent (the "Administrative Agent") and various other financial institutions thereto as lenders (the "Lenders"). As a result of this violation, the Company is in negotiations with the Administrative Agent to enter into a forbearance agreement to address the non-compliance and establish milestones related to restructuring or refinancing its existing debt.

The Company continues to have the ability to draw on the revolving line of credit while it is negotiating a forbearance agreement with the Administrative Agent. However, though it is not anticipated, until an agreement between the Company and the Lenders under the A/R Credit Agreement is in effect, the Lenders may terminate their funding and demand repayment of all amounts outstanding under the A/R Credit Agreement. Accordingly, the Company’s remaining long-term debt under the A/R Credit Agreement, consisting of $59,037,000 in borrowings under the revolving credit commitment and the loan commitments, was classified as a current liability in the Company’s consolidated balance sheet as of September 30, 2019. As a result, the Company’s current liabilities exceeded its current assets by $19,739,000 as of September 30, 2019. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

Management is pursuing the restructuring or refinancing of its existing obligations under the A/R Credit Agreement. The Company is evaluating several financing options with multiple providers to refinance some or all of the current obligations under the A/R Credit Agreement. The Company is considering financing options including an asset backed lending facility using the Company’s accounts receivable and inventories as security, term loans secured with the Company’s real estate and machinery and equipment, sale and leaseback of Company owned real estate and potential equity financing. The Company has engaged Huron Consulting Services to evaluate the Company’s turnaround financial projections, review with management various strategic alternatives that could result in a financing arrangement supported by projected future performance and serve as the Company’s financial advisor to work through a potential modification of the existing A/R Credit Agreement. The Company has engaged a third party firm to appraise the Company’s assets in order to assess the financing capacity available from those assets. The Company has obtained term sheets for new financing from several potential financers. Any new financing remains subject to asset appraisals, field exams, financial projection due diligence, real estate environmental reviews, and other customary legal documentation.  The Company is working to implement alternative financing or execute an amendment to the A/R Credit Agreement within a time period acceptable to its existing Lenders.

While the Company is working with the existing lenders to enter into a forbearance agreement, it can not guarantee the parties will be able to reach mutually agreeable terms, or predict if the Lenders will exercise their rights and remedies under the A/R Credit Agreement beyond the term of any forbearance agreement. Additionally, since the Company has no firm commitments for additional financing, there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. As there can be no assurance that the Company will be able to successfully implement its refinancing plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's consolidated financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Management has been executing on its turnaround plan that started in December of 2018 and has been successful in improving equipment uptime, improving employee retention and reducing premium freight costs for expediting shipments to customers. While management believes these improvements have been successful and were the priority of the turnaround plan, operational efficiency improvements at the plants have not resulted in the level of financial improvements anticipated. Higher material usage and labor variances have impacted earnings and caused us to not meet forecasts established in the first quarter of 2019 when the Company entered into the First Amendment to the A/R Credit Agreement. Management has, or is in the process of taking, the following actions to improve financial performance at its operating facilities:

•	Improved operational management team through hiring of new plant managers at several of our plants to provide stronger leadership

•	Developed specific action plans focused on reducing material usage and improving labor productivity

•	Implemented business and financial management systems to monitor performance by plant and drive improvement through timely identification of operational challenges

•	Implementation of IATF certification process

•	Implemented inventory management systems to reduce stock outage events which cause downtime and labor inefficiency

•
Implemented customer price increases where margin on product was not meeting profitability targets, and evaluated relationships with major customers to assess ongoing profitability of those relationships.  On November 15, 2019 the Company provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship. Sales to Volvo amounted to approximately 17%, 22%, and 29% of total sales for 2018, 2017, and 2016, respectively and 18% of sales through the nine-months ended September 30, 2019.

•	Implemented cost saving measures and actions to align controllable spending and labor workforce to reduced sales volumes in the current truck market

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

Tooling revenue is earned from manufacturing tools, molds and assembly equipment as part of a tooling program for a customer. Given that the Company is providing a significant service of producing highly interdependent component parts of the tooling program, each tooling program consists of a single performance obligation to provide the customer the capability to produce a single product. Based on the arrangement with the customer, the Company recognizes revenue either at a point in time or over time. When the Company does not have an enforceable right to payment, the Company recognizes tooling revenue at a point in time. In such cases, the Company recognizes revenue upon customer acceptance, which is when the customer has legal title to the tools.

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

Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $51,000 and $25,000 at September 30, 2019 and December 31, 2018, respectively.

Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $1,034,000 at September 30, 2019 and $2,344,000 at December 31, 2018.

Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $836,000 at September 30, 2019 and $957,000 at December 31, 2018.

Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $1,061,000 at September 30, 2019, and $3,915,000 at December 31, 2018. The Company records contract assets in prepaid expenses and other current assets on the Consolidated Balance Sheet. During the nine months ended September 30, 2019, the Company recognized no impairments on contract assets. The Company has recorded contract liabilities of $1,344,000 at September 30, 2019 and $1,686,000 at December 31, 2018. The Company records contract liabilities in accrued other liabilities on the Consolidated Balance Sheet. For the nine months ended September 30, 2019, the Company did not recognize a material amount of revenue to settle contract liabilities.

Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. Management makes assumptions, judgments, and estimates to determine our current and deferred tax provision and also the deferred tax assets and liabilities. The Company evaluates provisions and deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence.

As of September 30, 2019 the Company had a gross deferred tax asset of $3,689,000 of which $1,904,000 is related to tax positions in the United States and $1,395,000 related to tax positions in Canada and $390,000 related to tax positions in Mexico. At September 30 2019, the Company recorded a valuation allowance against all deferred tax assets in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize net loss carryforwards and other net deferred tax assets in the future. The Company believes that the deferred tax assets associated with the Canadian tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income and the Company's ability to carryback losses.

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

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the nine months ended September 30, 2019 or September 30, 2018.

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

Due to the Company's financial performance and continued depressed stock price, the Company performed a quantitative analysis for both of its reporting units at September 30, 2019. During 2019, the Company incurred a loss of margin in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not been able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value of Horizon Plastics was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill related to the Horizon Plastics reporting unit.

Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas medical, dental and vision claims and Columbus and Batavia, Ohio workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at September 30, 2019 and December 31, 2018 of $1,096,000 and $960,000, respectively.

Post-retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $8,063,000 at September 30, 2019 and $8,076,000 at December 31, 2018.

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

4. NET LOSS PER COMMON SHARE
Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed similarly but includes the effect of the assumed exercise of restricted stock and stock appreciation rights under the treasury stock method.
The computation of basic and diluted net loss per common share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(6,125,000)	$(1,802,000)	$(9,761,000)	$(839,000)

Weighted average common shares outstanding — basic	7,851,000	7,804,000	7,806,000	7,758,000
Effect of dilutive securities	—	—	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	7,851,000	7,804,000	7,806,000	7,758,000

Basic net loss per common share	$(0.78)	$(0.23)	$(1.25)	$(0.11)
Diluted net loss per common share	$(0.78)	$(0.23)	$(1.25)	$(0.11)

5. MAJOR CUSTOMERS
Core Molding Technologies has four major customers, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”), and Universal Forest Products, Inc. ("UFP"). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any reporting period in the current year. The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Navistar product sales	$15,115,000	$14,123,000	$46,411,000	$37,939,000
Navistar tooling sales	145,000	1,031,000	927,000	1,043,000
Total Navistar sales	15,260,000	15,154,000	47,338,000	38,982,000

Volvo product sales	11,117,000	11,037,000	40,213,000	33,222,000
Volvo tooling sales	61,000	11,000	200,000	54,000
Total Volvo sales	11,178,000	11,048,000	40,413,000	33,276,000

PACCAR product sales	11,532,000	10,684,000	35,779,000	25,984,000
PACCAR tooling sales	165,000	321,000	1,325,000	6,384,000
Total PACCAR sales	11,697,000	11,005,000	37,104,000	32,368,000

UFP product sales	6,751,000	7,212,000	22,076,000	21,261,000
UFP tooling sales	—	240,000	—	240,000
Total UFP sales	6,751,000	7,452,000	22,076,000	21,501,000

Other product sales	22,996,000	19,249,000	69,924,000	68,837,000
Other tooling sales	6,773,000	768,000	11,313,000	1,360,000
Total other sales	29,769,000	20,017,000	81,237,000	70,197,000

Total product sales	67,511,000	62,305,000	214,403,000	187,243,000
Total tooling sales	7,144,000	2,371,000	13,765,000	9,081,000
Total sales	$74,655,000	$64,676,000	$228,168,000	$196,324,000

6. INVENTORY

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$15,431,000	$17,278,000
Work in process	1,740,000	2,034,000
Finished goods	6,242,000	6,453,000
	$23,413,000	$25,765,000

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

7. LEASES

The Company has operating leases with fixed payment terms primarily associated with buildings and warehouses. The Company's leases have remaining lease terms of less than two years to five years, some of which include options to extend the lease for six years. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$358,000	$1,073,000
Total net lease cost	$358,000	$1,073,000

Other supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases:
Current operating lease right of use assets	$—
Noncurrent operating lease right of use assets	4,823,000
Total operating lease right of use assets	$4,823,000

Current operating lease liabilities(A)	$1,319,000
Noncurrent operating lease liabilities	3,445,000
Total operating lease liabilities	$4,764,000

Weighted average remaining lease term (in years):
Operating leases	4.4

Weighted average discount rate:
Operating leases	4.9%

Other information related to leases were as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,073,000

As of September 30, 2019, maturities of lease liabilities were as follows:

Operating Leases
2019	$358,000
2020	1,433,000
2021	1,174,000
2022	1,102,000
2023	1,000,000
2024 and thereafter	530,000
Total lease payments	5,597,000
Less: imputed interest	(833,000)
Total lease obligations	4,764,000
Less: current obligations	(1,319,000)
Long-term lease obligations	$3,445,000

As of December 31, 2018, maturities of lease liabilities were as follows:

Operating Leases
2019	$1,291,000
2020	1,099,000
2021	838,000
2022	766,000
2023	661,000
2024 and thereafter	331,000
Total lease payments	$4,986,000

8. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	September 30, 2019	December 31, 2018
Property, plant and equipment	$169,993,000	$164,145,000
Accumulated depreciation	(89,565,000)	(83,488,000)
Property, plant and equipment — net	$80,428,000	$80,657,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended September 30, 2019 and 2018 was $1,977,000 and $1,907,000, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $6,077,000 and $5,739,000, respectively. Amounts invested in capital additions in progress were $5,115,000 and $5,014,000 at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, purchase commitments for capital expenditures in progress were $879,000 and $3,461,000, respectively.

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

The Company incurred $1,289,000 of expense for the nine months ended September 30, 2018 associated with the acquisition, which was recorded in selling, general and administrative expense.

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

	Pro forma for the three months ended September 30,	Pro forma for the nine months ended September 30,
	2018	2018
Net revenue	$64,676,000	$198,993,000
Net income (loss)	(1,693,000)	142,000
Basic and diluted net income (loss) per share	$(0.22)	$0.02

The unaudited pro forma net income includes the following adjustments that would have been recorded had the 2018 acquisition taken place on January 1, 2017.

	Pro forma for the three months ended September 30,	Pro forma for the nine months ended September 30,
	2018	2018
Non-recurring transaction costs	$—	$(1,289,000)
Depreciation expense	—	55,000
Amortization expense	—	78,000
Interest expense	(141,000)	(204,000)
Income tax expense	31,000	263,000

10. GOODWILL AND INTANGIBLES

Goodwill activity for the nine months ended September 30, 2019 consisted of the following:

Balance at December 31, 2018	$21,476,000
Additions	—
Impairment	(4,100,000)
Balance at September 30, 2019	$17,376,000

Due to the Company's financial performance and continued depressed stock price, the Company performed a quantitative analysis for both of its reporting units at September 30, 2019. During 2019, the Company incurred a decrease in margin in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not yet been able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value of Horizon Plastics was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill related to the Horizon Plastics reporting unit.

Intangible assets at September 30, 2019 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250,000	$(45,000)	$205,000
Trademarks	10 Years	1,610,000	(275,000)	1,335,000
Non-competition agreement	5 Years	1,810,000	(619,000)	1,191,000
Developed technology	7 Years	4,420,000	(1,079,000)	3,341,000
Customer relationships	10-12 Years	9,330,000	(1,450,000)	7,880,000
Total		$17,420,000	$(3,468,000)	$13,952,000

The aggregate intangible asset amortization expense was $487,000 and $482,000 for the three months ended September 30, 2019 and 2018, respectively. The aggregate intangible asset amortization expense was $1,461,000 and $1,366,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

11. POST RETIREMENT BENEFITS
The components of expense for Core Molding Technologies’ post-retirement benefit plans for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Pension expense:
Multi-employer plan	$270,000	$186,000	$732,000	$549,000
Defined contribution plan	364,000	182,000	950,000	698,000
Total pension expense	634,000	368,000	1,682,000	1,247,000

Health and life insurance:
Interest cost	72,000	69,000	216,000	207,000
Amortization of prior service costs	(125,000)	(124,000)	(375,000)	(372,000)
Amortization of net loss	30,000	43,000	88,000	129,000
Net periodic benefit cost	(23,000)	(12,000)	(71,000)	(36,000)

Total post retirement benefits expense	$611,000	$356,000	$1,611,000	$1,211,000

The Company made payments of $1,682,000 to pension plans and $224,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2019. For the remainder of 2019, the Company expects to make approximately $394,000 of pension plan payments, of which $150,000 was accrued at September 30, 2019. The Company also expects to make approximately $933,000 of post-retirement healthcare and life insurance payments for the remainder of 2019, all of which were accrued at September 30, 2019.

12. DEBT
Debt consists of the following:

	September 30, 2019	December 31, 2018
Term loans, interest at a variable rate (6.11% at September 30, 2019 and 4.34% at December 31, 2018) with monthly payments of interest and quarterly payments of principal through January 2023	$39,094,000	$41,625,000
Revolving loans, interest at a variable rate (5.82% at September 30, 2019 and 4.39% at December 31, 2018)	20,817,000	17,375,000
Total	59,911,000	59,000,000
Less deferred loan costs	(874,000)	(611,000)
Less current portion	(59,037,000)	(3,230,000)
Long-term debt and long-term revolving debt	$—	$55,159,000

Credit Agreement

On January 16, 2018, the Company entered into the A/R Credit Agreement with the Administrative Agent and the Lenders. Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “US Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the US Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The A/R Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the US Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. Interest is payable monthly at one month LIBOR plus a basis point margin ranging from 175 to 400 basis points based on the Company's leverage ratio. The margin was set at 400 basis points as of September 30, 2019.

On March 14, 2019, the Company entered into the first amendment (“First Amendment”) to the A/R Credit Agreement (as amended by the First Amendment, the "Amended A/R Credit Agreement") with the Lenders. Pursuant to the terms of the First Amendment, the Company and Lenders agreed to modify certain terms of the A/R Credit Agreement. These modifications included (i) implementation of an availability block on the U.S. Revolving Loans reducing availability from $40,000,000 to $32,500,000, (ii) modification to the definition of EBITDA to add back certain one-time expenses, (iii) waiver of non-compliance with the leverage covenant as of December 31, 2018 and modification of the leverage ratio definition and covenant to eliminate testing of the leverage ratio until December 31, 2019, (iv) waiver of non-compliance with the fixed charge covenant as of December 31, 2018 and modification of the fixed charge coverage ratio definition and covenant requirement, (v) implementation of a capital expenditure spend limit of $7,500,000 during the first six months of 2019 and $12,500,000 for the full year 2019, (vi) an increase of the applicable interest margin spread for existing term and revolving loans, and (vii) an increase in the commitment fees on any unused U.S. Revolving Loans.

The Company has available $32,500,000 of variable rate revolving loans of which $20,817,000 is outstanding as of September 30, 2019. These revolving loans are scheduled to mature on January 1, 2023 and are classified as current on the balance sheet.

Bank Covenants

The Company is required to meet certain financial covenants included in the Amended A/R Credit Agreement with respect to leverage ratios, fixed charge ratios and capital expenditures. As of September 30, 2019, the Company was in default with its fixed charge coverage covenant associated with the loans made under the Amended A/R Credit Agreement as described above. As a result of this default the Company and the Administrative Agent on behalf of the Lenders are negotiating a forbearance agreement to address the non-compliance and establish milestones for the Company related to restructuring or refinancing its existing debt.

It is anticipated that in the event of a new default under the Amended A/R Credit Agreement, or an event of default of any of the milestones that may be required by the Lenders under the forbearance agreement once established, the Lenders would retain their rights to immediately exercise all of their rights and remedies.

While it is not anticipated, until a forbearance agreement is in effect, the Lenders may terminate their funding and demand payment of all amounts outstanding under the Amended A/R Credit Agreement. Accordingly, the Company’s remaining long-term debt under the Amended A/R Credit Agreement, consisting of $59,037,000 in borrowings under the revolving credit commitment and the term loan commitments, was classified as a current liability in the Company’s consolidated balance sheet as of September 30, 2019.

Management is pursuing the restructuring or refinancing of its existing obligations under the Amended A/R Credit Agreement. The Company is evaluating several financing options with multiple providers to refinance some or all of the current Amended A/R Credit Agreement. The Company is considering financing options including an asset backed lending facility using the Company’s accounts receivable and inventories as security, term loans secured with the Company’s real estate and machinery and equipment, sale and leaseback of Company owned real estate and potential equity financing. Any new financing remains subject to asset appraisals, field exams, financial projection due diligence, real estate environmental reviews, and other customary legal documentation.

Interest Rate Swaps

The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives one month LIBOR. The fair value of the interest rate swap was a liability of $873,000 and $65,000 at September 30, 2019 and December 31, 2018, respectively. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

13. INCOME TAXES
As of September 30, 2019 the Company had a gross deferred tax asset of $3,689,000 of which $1,904,000 is related to tax positions in the United States and $1,395,000 related to tax position in Canada and $390,000 related to tax positions in Mexico. At September 30 2019, the Company recorded a valuation allowance against all deferred tax assets in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize net loss carryforwards and other net deferred tax assets in the future. The Company believes that the deferred tax assets associated with the Canadian tax jurisdictions, are more-likely-than-not to be realizable based on estimates of future taxable income and the Company's ability to carryback losses.
Income tax benefit for the nine months ended September 30, 2019 is estimated to be $452,000, on a loss of $10,213,000 before income taxes. Income tax expense for the nine months ended September 30, 2018 was estimated to be $228,000, on a loss before income taxes of $611,000. Income tax expense for the nine months ended September 30, 2019 includes a one-time charge of $1,904,000 associated with recording a valuation allowance at September 30, 2019.
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
The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	349,885	$10.62
Granted	132,327	7.69
Vested	(86,316)	13.97
Forfeited	(11,036)	15.37
Unvested balance at September 30, 2019	384,860	$9.90

At September 30, 2019 and 2018, there was $2,377,000 and $2,589,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to Restricted Awards granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.0 years. Total compensation cost related to restricted award grants for the three months ended September 30, 2019 and 2018 was $350,000 and $259,000, respectively, all of which was recorded to selling, general and administrative expense. Total compensation cost related to restricted award grants for the nine months ended September 30, 2019 and 2018 was $1,121,000 and $1,228,000, respectively, all of which was recorded to selling, general, and administrative expense.

Compensation expense for restricted awards is recorded at the fair value at the time of grant, net of estimated forfeitures, over the vesting period of the restricted award grant. The Company does not receive a tax deduction for restricted awards until the restricted award vests. The tax deduction for restricted awards is based on the fair value as of the vesting date. Additional income tax expense due to the fair value on the grant date in excess of the value at time of vesting for the nine months ended September 30, 2019 and 2018 was $95,000 and $20,000, respectively.

During the nine months ended September 30, 2019 and 2018, employees surrendered 7,744 and 17,180 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Stock Appreciation Rights

As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years. These awards are valued using the Black-Scholes option pricing model. A summary of the Company's stock appreciation rights activity for the nine month period ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	—	$—
Granted	226,021	2.57
Exercised	—	—
Forfeited	—	—
Outstanding at end of the period ended September 30, 2019	226,021	$2.57
Exercisable at end of the period ended September 30, 2019	29,028	$2.57

The average remaining contractual term for those SARs outstanding at September 30, 2019 is 4.6 years, with no aggregate intrinsic value. At September 30, 2019 and 2018, there was $435,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to SARs. That cost is expected to be recognized over the weighted-average period of 2.6 years.

Total compensation cost related to SARs for the three months ended September 30, 2019 and 2018 was $42,000 and $0, respectively, all of which was recorded to selling, general and administrative expense. Total compensation cost related to SARs for the nine months ended September 30, 2019 and 2018 was $145,000 and $0, respectively, all of which was recorded to selling, general and administrative expense.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2019 and December 31, 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of September 30, 2019 and December 31, 2018 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at September 30, 2019 and December 31, 2018 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of September 30, 2019, the Company had no ineffective portion related to the cash flow hedges.
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
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	September 30, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$4,000	Accrued other liabilities	$214,000
Notional contract values		$3,643,000		$15,907,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$873,000
Notional swap values		$—		$30,406,000

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued other liabilities	$750,000
Notional contract values		$—		$27,588,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$65,000
Notional swap values		$—		$32,375,000
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the three months ended September 30, 2019 and 2018:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2019	2018		2019	2018
Foreign exchange contracts	$(192,000)	$887,000	Cost of goods sold	$55,000	$(11,000)
			Selling, general and administrative expense	$8,000	$(9,000)
Interest rate swaps	$(101,000)	$114,000	Interest expense	$(14,000)	$(61,000)

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the nine months ended September 30, 2019 and 2018:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2019	2018		2019	2018
Foreign exchange contracts	$649,000	$766,000	Cost of goods sold	$110,000	$184,000
			Selling, general and administrative expense	$—	$21,000
Interest rate swaps	$(823,000)	$254,000	Interest expense	$(13,000)	$(169,000)

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2019 and 2018:

2018:	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income
Balance at December 31, 2017	$(197,000)	$2,267,000	$2,070,000
Other Comprehensive Income before reclassifications	1,020,000	—	1,020,000
Amounts reclassified from accumulated other comprehensive income	(36,000)	(243,000)	(279,000)
Income tax benefit (expense)	(253,000)	51,000	(202,000)
Balance at September 30, 2018	$534,000	$2,075,000	$2,609,000

2019:
Balance at December 31, 2018	$(612,000)	$2,729,000	$2,117,000
Other Comprehensive Loss before reclassifications	(174,000)	—	(174,000)
Amounts reclassified from accumulated other comprehensive income	(96,000)	(284,000)	(380,000)
Income tax benefit	40,000	60,000	100,000
Balance at September 30, 2019	$(842,000)	$2,505,000	$1,663,000

(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income (Loss). These Accumulated Other Comprehensive Income (Loss) components are included in the computation of net periodic benefit cost (see Note 11 "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense (benefit) on the Consolidated Statements of Income (Loss).

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; safety and security conditions in Mexico and Canada; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; the efforts of Core Molding Technologies to expand its customer base and increase profitability; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions, including the acquisition of Horizon Plastics; the risk that the integration of Horizon Plastics may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the acquisition of Horizon Plastics may not be fully realized within the expected timeframe; revenues following the acquisition of Horizon Plastics may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Horizon Plastics; federal, state and local environmental laws and regulations; the availability of capital; the risks associated with our current levels of indebtedness, including borrowings under our Amended A/R Credit Agreement and the ability to restructure or refinance our existing debt or otherwise adhere to financial covenants related to our borrowing arrangements; the impact of the inclusion in any report of our auditor regarding substantial doubt as to our ability to continue as a going concern; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018.

Description of the Company

Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company operates in one operating segment as a molder of thermoplastic and thermoset (plastic) structural products. The Company's operating segment consists of two component reporting units, Core Traditional and Horizon Plastics. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets. The Company produces high quality molded products, assemblies and SMC materials for varied markets, including medium and heavy-duty trucks, automotive, marine, home improvement, water management, agriculture, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of SMC, bulk molding compounds ("BMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, glass mat thermoplastics ("GMT"), direct long-fiber thermoplastics ("D-LFT") and structural foam and web injection molding. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. The demand for Core Molding Technologies’ products is primarily affected by economic conditions in the United States, Canada, and Mexico. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 60% and 55% of the Company’s product revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

Nine Months Ended September 30, 2019

Product sales for the nine months ended September 30, 2019 increased 15% compared to the same period in 2018. Operating income decreased from $1,058,000 to a loss of $7,406,000 for the nine months ended September 30, 2019 compared to the same period a year ago. The loss recorded in the nine months ended September 30, 2019 included a goodwill impairment charge of $4,100,000 related to the Horizon Plastics reporting unit. Higher demand from our truck and marine customers and new programs were the primary drivers of the sales increase, while the decrease in operating income was largely due to manufacturing inefficiencies and unfavorable product mix at several of the Company's facilities and higher operating and SG&A costs.

In the second half of 2018, the Company started experiencing manufacturing inefficiencies as a result of the significant production demand in the heavy-duty truck market. Given the high demand levels, the Company experienced difficulty hiring, training and retaining labor in a tightening labor market at several manufacturing facilities. This, coupled with asset capacity and reliability constraints, resulted in increased manufacturing inefficiencies and the inability to consistently meet customers' delivery and quality requirements, including for several of the Company's major customers. During the fourth quarter of 2018, the Company implemented a turnaround plan to improve customer delivery and quality performance and reduce manufacturing inefficiencies. The turnaround plan included additional spending to improve equipment and labor stability. During the nine months ended September 30, 2019, the operational benefits of the turnaround plan have become evident as customer delivery and quality levels have improved. While management believes these improvements have been successful, and were the priority of the turnaround plan, operational efficiency improvements at the plants have not resulted in anticipated levels of financial improvements.

The Company's financial performance has started to reflect the benefits of the turnaround improvements. Although the Company's operating loss, excluding goodwill impairment of $4,100,000, for the nine months ended September 30, 2019 was $3,306,000 compared to operating income of $1,058,000 for the nine months ended September 30, 2018, the Company's operating loss for the three months ended September 30, 2019, excluding the goodwill impairment, improved to a $557,000 operating loss compared to an operating loss of $1,486,000 for the same period in 2018.

As part of the turnaround plan, management has implemented customer price increases where margin on product is not meeting the profitability model, and evaluated relationships with major customers to assess ongoing profitability of those relationships.  On November 15, 2019 the Company provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship.  Until the effective date of such termination, the Company currently intends to make products for Volvo.  Sales to Volvo amounted to approximately 17%, 22%, and 29% of total sales for 2018, 2017, and 2016, respectively and 18% of sales through the nine-months ended September 30, 2019.

Looking forward, the Company anticipates the product sales in the fourth quarter of 2019 to soften due to decreased demand from truck customers. ACT Research is forecasting fourth quarter 2019 heavy-duty truck production of 71,662 units which is a decrease of approximately 19% compared to the third quarter of 2019 and a decrease of 14% from the fourth quarter of 2018. Management continues to aggressively implement the Company's turnaround plan to improve operational inefficiencies and financial performance while still managing and reacting to the softening truck production forecasts.

Results of Operations

Three Months Ended September 30, 2019, as Compared to Three Months Ended September 30, 2018

Net sales for the three months ended September 30, 2019 and 2018 totaled $74,655,000 and $64,676,000, respectively. Included in total sales were tooling project sales of $7,144,000 and $2,371,000 for the three months ended September 30, 2019 and 2018, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended September 30, 2019 were $67,511,000 compared to $62,305,000 for the same period in 2018. This increase in sales is primarily the result of higher demand from truck and marine customers and new programs from truck and recreational vehicle customers.

Gross margin was approximately 8.7% of sales for the three months ended September 30, 2019, compared with 7.5% for the three months ended September 30, 2018. The gross margin percentage increase was due to a favorable net change in selling price and material costs of 2.4%, favorable net change in customer chargebacks of 0.3%, and a favorable change in fixed costs leverage of 0.6%, offset by an unfavorable net change in product mix and manufacturing efficiency of 2.1%.

Selling, general and administrative expense (“SG&A”) was $7,041,000 for the three months ended September 30, 2019, compared to $6,349,000 for the three months ended September 30, 2018. Increased SG&A expenses resulted primarily from higher labor and benefit costs of $678,000 partially offset by lower professional and outside service expenses of $229,000.

The Company incurred a goodwill impairment of $4,100,000 associated with its Horizon Plastics reporting unit during the three months ended September 30, 2019. The Company incurred lower profit margins in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not been able to fully offset with material cost reductions.

Interest expense totaled $1,113,000 for the three months ended September 30, 2019, compared to interest expense of $632,000 for the three months ended September 30, 2018. The increase in interest expense was due to a higher average outstanding debt balance and higher interest rates during the three months ended September 30, 2019, when compared to the same period in 2018.

Income tax expense for the three months ended September 30, 2019 was $378,000 on a net loss before taxes of $5,747,000 compared to a net income tax benefit of $304,000 on a net loss before taxes of $2,106,000 for the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company recorded an allowance of $1,904,000 against its net deferred tax assets on tax positions in the United States, due to financial performance in the United States resulting in a cumulative net loss over the last three years and uncertainty related to the Company's ability to realize these current taxes receivable and deferred tax assets in the future.

The Company recorded a net loss for the three months ended September 30, 2019 of $6,125,000, or $0.78 per basic and diluted share, compared with a net loss of $1,802,000, or $0.23 per basic and diluted share, for the three months ended September 30, 2018.

Comprehensive losses totaled $6,462,000 for the three months ended September 30, 2019, compared to comprehensive losses of $1,026,000 for the same period ended September 30, 2018. The decrease was primarily related to a increase in net losses of $4,323,000 during the three months ended and a change in unrealized foreign currency hedges of $901,000, net of tax, for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019, as Compared to Nine Months Ended September 30, 2018

Net sales for the nine months ended September 30, 2019 and 2018 totaled $228,168,000 and $196,324,000, respectively. Included in total sales were tooling project sales of $13,765,000 and $9,081,000 for the nine months ended September 30, 2019 and 2018, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the nine months ended September 30, 2019 were $214,403,000 compared to $187,243,000 for the same period in 2018. This increase in sales is primarily the result of higher demand from truck and marine customers, and new programs from truck and recreational vehicle customers.

Gross margin was approximately 7.9% of sales for the nine months ended September 30, 2019, compared with 10.5% for the nine months ended September 30, 2018. The gross margin percentage decline was due to an unfavorable net change in product mix and manufacturing efficiency of 5.0%. These reductions were offset by favorable net change in selling price and material costs of 1.4%, favorable change in customer chargebacks of 0.6%, and favorable change in fixed costs leverage of 0.4%.

Selling, general and administrative expense (“SG&A”) was $21,431,000 for the nine months ended September 30, 2019, compared to $19,587,000 for the nine months ended September 30, 2018. The increase in SG&A expense primarily resulted from higher labor and benefits cost of $1,320,000, higher professional and outside services of $577,000, higher insurance costs of $276,000, and higher supply costs of $246,000. For the nine months ended September 30, 2018, the Company incurred one-time acquisition fees of $1,289,000.

The Company incurred a goodwill impairment of $4,100,000 associated with its Horizon Plastics reporting unit during the three months ended September 30, 2019. The Company incurred lower profit margins in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not been able to fully offset with material cost reductions.

Interest expense totaled $2,878,000 for the nine months ended September 30, 2019, compared to interest expense of $1,705,000 for the nine months ended September 30, 2018. The increase in interest expense was due to a higher average outstanding debt balance and higher interest rates during the nine months ended September 30, 2019, when compared to the same period in 2018.

Income tax benefit for the nine months ended September 30, 2019 was $452,000 on a net loss before taxes of $10,213,000 compared to a net income tax expense of $228,000 on a net loss before taxes of $611,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company recorded an allowance of $1,904,000 against its net deferred tax assets on tax positions in the United States, due to financial performance in the United States resulting in a cumulative net loss over the last three years and uncertainty related to the Company's ability to realize these current taxes receivable and deferred tax assets in the future.

The Company recorded a net loss for the nine months ended September 30, 2019 of $9,761,000, or $1.25 per basic and diluted share, compared with a net loss of $839,000, or $0.11 per basic and diluted share, for the nine months ended September 30, 2018.

Comprehensive losses totaled $10,215,000 for the nine months ended September 30, 2019, compared to comprehensive losses of $299,000 for the same period ended September 30, 2018. The decrease was primarily related to higher net losses of $8,922,000 and a change in unrealized interest rate swaps of $952,000, net of tax, for the nine months ended September 30, 2019.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of September 30, 2019, the Company had outstanding foreign exchange contracts with notional amounts totaling $19,550,000, compared to $27,588,000 outstanding as of December 31, 2018. As of September 30, 2019, the Company also had outstanding interest rate swaps with notional amounts totaling $30,406,000, compared to $32,375,000 outstanding as of December 31, 2018.

Cash provided by operating activities for the nine months ended September 30, 2019 totaled $3,973,000. Net loss of $9,761,000 negatively impacted operating cash flows. Non-cash deductions of $4,100,000 for goodwill impairment, $1,264,000 for stock based compensation, and $7,700,000 for depreciation and amortization offset with non-cash additions of $632,000 for changes in deferred tax assets were included in net loss. Changes in working capital decreased cash provided by operating activities by $105,000, which primarily related to changes in inventory and accounts payable.

At September 30, 2019, the Company had no cash on hand, and an available balance on the revolving line of credit of $11,683,000.

Cash used in investing activities for the nine months ended September 30, 2019 was $6,280,000, which related to purchases of property, plant and equipment. The Company anticipates spending up to $2,500,000 during the remainder of 2019 on property, plant and equipment purchases for all of the Company's operations.

At September 30, 2019, purchase commitments for capital expenditures in progress were $879,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments, however, should the Company's capital expenditure needs change, the Company may require additional funding.

Cash provided by financing activities for the nine months ended September 30, 2019 totaled $416,000, which primarily consisted of net revolving loan borrowings of $3,442,000, offset by scheduled repayments of principal on outstanding term loans of $2,532,000 and payment of deferred loan costs of $434,000 associated with entering the First Amendment to the A/R Credit Agreement.

The Company is required to meet certain financial covenants included in the Amended A/R Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures, as well as other customary affirmative and negative covenants. As of September 30, 2019, the Company was not in compliance with its financial covenants. The following table presents the financial covenants specified in our Amended A/R Credit Agreement, as modified by the First Amendment, and the actual covenant calculations as of September 30, 2019:

	Financial Covenants	Actual Covenants as of September 30, 2019
Fixed Charge Coverage Ratio (1)	Minimum 1.50	1.26
Leverage Ratio (2)	Not applicable	Not applicable

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

The Amended A/R Credit Agreement also provides a capital expenditure limit covenant, whereby capital expenditures as defined in the Amended A/R Credit Agreement are limited to an aggregate of $12,500,000 for the twelve months ended December 31, 2019. As of September 30, 2019 capital expenditures for 2019 have amounted to $6,280,000.

At September 30, 2019 the Company was not in compliance with its financial covenants related to fixed charge coverage ratios under the Amended A/R Credit Agreement. The Company and the Lenders are negotiating a forbearance agreement to address the non-compliance and establish milestones for the Company related to a restructuring or refinancing of its debt. Based on current financial projections, the Company does not believe that it will be compliant with the financial covenants beyond the negotiated forbearance period and therefore is pursuing the restructuring or refinancing of its existing obligations under the Amended A/R Credit Agreement.

The Company continues to have the ability to draw on the revolving line of credit while it is negotiating a forbearance agreement with the Administrative Agent. However, though it is not anticipated, until a forbearance agreement is in effect, the Lenders may terminate their funding and demand repayment of all amounts due under the Amended A/R Credit Agreement. Accordingly, the Company’s remaining long-term debt under the Amended A/R Credit Agreement, comprising $59,037,000 in borrowings under the Amended A/R Credit Agreement revolver and the Amended A/R Credit Agreement term loans, was classified as a current liability in the Company’s consolidated balance sheet as of September 30, 2019. As a result, the Company’s current liabilities exceeded its current assets by $19,739,000 as of September 30, 2019. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

Management is pursuing the restructuring or refinancing of its existing obligations under the A/R Credit Agreement. The Company is evaluating several financing options with multiple providers to refinance some or all of the current obligations under the A/R Credit Agreement. The Company is considering financing options including an asset backed lending facility using the Company’s accounts receivable and inventories as security, term loans secured with the Company’s real estate and machinery and equipment, sale and leaseback of Company owned real estate and potential equity financing. The Company has engaged Huron Consulting Services to evaluate the Company’s turnaround financial projections, review with management various strategic alternatives that could result in a financing arrangement supported by projected future performance and serve as the Company’s financial advisor to work through a potential modification of the existing A/R Credit Agreement. The Company has engaged a third party firm to appraise the Company’s assets in order to assess the financing capacity available from those assets. The Company has obtained term sheets for new financing from several potential financers. Any new financing remains subject to asset appraisals, field exams, financial projection due diligence, real estate environmental reviews, and other customary legal documentation.  The Company believes that it will be able to identify alternative financing or execute an amendment to the A/R Credit Agreement within a time period acceptable to its existing lenders.

While the Company is working with the existing lenders to enter into a forbearance agreement, it can not guarantee the parties will be able to reach mutually agreeable terms, or predict if the Lenders will exercise their rights and remedies under the A/R Credit agreement beyond the term of any forbearance agreement. Additionally, since the Company has no firm commitments for additional financing, there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. As there can be no assurance that the Company will be able to successfully implement its refinancing plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's consolidated financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of September 30, 2019 or December 31, 2018.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of September 30, 2019 or December 31, 2018.

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

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 18, 2019	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	November 18, 2019	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

2(e)
Asset Purchase Agreement dated as of January 16, 2018 between 1137952 B.C. Ltd., Horizon Plastics International, Inc., 1541689 Ontario Inc., 2551024 Ontario Inc., Horizon Plastics de Mexico, S.A. de C.V., and Brian Read
Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2018

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.	Description	Location
4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated November 18, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated November 18, 2019, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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