Form 10-K
period 2019-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2020-03-13
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant's voting and non-voting comm on equity held by non-affiliates of the registrant was approximately $44,201,708, based upon the closing sale price of $7.47 on the NYSE American LLC on June 30, 2019, the last business day of registrant's most recently completed second fiscal quarter. As of the close of business on March 12, 2020, the number of shares of registrant's common stock issued and outstanding was 8,221,864.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2020 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

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

In October 2001, the Company incorporated Core Composites Corporation as a wholly owned subsidiary under the laws of the State of Delaware. This entity was established for the purpose of holding and establishing operations for Airshield Corporation’s assets, which the Company acquired on October 16, 2001 (the “Airshield Asset Acquisition”) as part of the Company’s diversified growth strategy. Airshield Corporation was a privately held manufacturer and marketer of fiberglass reinforced plastic parts primarily for the truck industry. The Company purchased substantially all of the assets of Airshield Corporation through the United States Bankruptcy Court as Airshield Corporation had been operating under Chapter 11 bankruptcy protection since March 2001.

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

In March 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a Minnesota based manufacturer and producer of direct long fiber thermoplastic products, and a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota ("CPI"). The purpose of the acquisition was to increase the Company's process capabilities and diversify the Company's customer base.

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

Core Molding Technologies and its subsidiaries operate in the composites market in a family of products known as “structural composites.” Structural composites are combinations of resins and sometimes reinforcing fibers (typically glass or carbon) that are molded to shape. Core Molding Technologies is a manufacturer of sheet molding compound ("SMC") and molder of thermoset and thermoplastic products. The Company specializes in large-format moldings and offers a wide range of processes, including compression molding of SMC, glass mat thermoplastics ("GMT"), bulk molding compounds ("BMC"), direct long fiber thermoplastics ("D-LFT"), spray-up, hand-lay-up, resin transfer molding ("RTM"), structural foam and structural web injection molding ("SIM"), and reaction injection molding ("RIM"), utilizing dicyclopentadiene technology.

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

The largest markets for structural composites are transportation (automotive and truck), agriculture, construction, marine, and industrial applications. As of December 31, 2019, the Company operated seven production facilities in Columbus, Ohio; Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Canada, which produce structural composite products. Our manufacturing facilities utilize various production processes; however, end products are similar and are not unique to a facility or customer base. Operating decision makers (officers of the Company) are headquartered in Columbus, Ohio and oversee all manufacturing operations for all products as well as oversee customer relationships with all customers. The Company supplies structural composite products to truck manufacturers, automotive suppliers, and manufacturers of marine and other commercial products. In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing structural composite product from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new structural composite products through a selection process in which an OEM solicits bids; (3) successful marketing of structural composite products for previously non-structural composite applications; (4) successful marketing of structural composite products to OEMs outside of our traditional markets; (5) developing of new materials, technology and processes to meet current or prospective customer requirements; and (6) acquiring an existing business. The Company's efforts continue to be directed towards all six areas.

MAJOR COMPETITORS

The Company believes that it is one of the largest compounders and molders of structural composites using the SMC, spray-up, hand-lay-up, RTM, SIM, and D-LFT molding processes in North America.  The Company faces competition from a number of other molders including, most significantly, Molded Fiber Glass Companies, Continental Structural Plastics, Ashley Industrial Molding, René Matériaux Composite Ltée ("RMC"), and The Composites Group.  The Company believes that it is well positioned to compete based primarily on manufacturing capability and location, product quality, engineering capability, cost, and delivery.  However, the industry remains highly competitive and some of the Company's competitors have greater financial resources, research and development facilities, design engineering, manufacturing, and marketing capabilities.

MAJOR CUSTOMERS

The Company had four major customers, Navistar, Volvo Group ("Volvo"), PACCAR Inc. ("PACCAR"), and Universal Forest Products ("UFP"), in 2019. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to one of these customers would have a material adverse effect on the business of the Company.

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
The Company makes products for Navistar's Springfield, Ohio; Tulsa, Oklahoma; and Escobedo, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company works closely on new product development with Navistar's engineering and research personnel. Products sold to Navistar include hoods, roofs, air deflectors, cab extenders, fender extensions, splash panels, and other components. Sales to Navistar amounted to approximately 20%, 20% and 25% of total sales for 2019, 2018, and 2017, respectively.

Relationship with Volvo

The Company makes products for Volvo’s New River Valley (Dublin, Virginia) and Macungie, Pennsylvania assembly plants, as well as aftermarket products for service distribution centers.  The Company works closely on new product development with Volvo’s engineering and research teams. Products sold to Volvo include hoods, roofs, sunvisors, air deflectors, cab extenders and other components. Sales to Volvo amounted to approximately 17%, 17%, and 22% of total sales for 2019, 2018, and 2017, respectively.

Relationship with PACCAR

The Company makes products for PACCAR's Chillicothe, Ohio; Denton, Texas; Renton, Washington; St. Therese (Canada); and Mexicali, Mexico assembly plants, as well as aftermarket products for service distribution centers. The Company also works closely on new product development with PACCAR's engineering and research personnel. Products sold to PACCAR include hoods, roofs, back panels, air deflectors, air fairings, fenders, splash panels, cab extenders, and other components. Sales to PACCAR amounted to approximately 16%, 16%, and 18% of total sales for 2019, 2018, and 2017, respectively.

Relationship with UFP
The Company manufactures a line of outdoor living and home decor products as part of UFP's broad offerings to "big box" retailers. These products are labeled and packaged for direct placement onto retail shelves, and are shipped to UFP distribution facilities primarily throughout North America. The Company works directly with UFP on innovative product advances that reduce cost and extend the appeal of the products to consumers. Sales to UFP amounted to approximately 9%, 10%, and 0% of total sales for 2019, 2018, and 2017, respectively.

OTHER CUSTOMERS

The Company also produces products for other truck manufacturers, the automotive industry, marine industry, commercial product industries, and various other customers and industries. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2019. Sales to these customers amounted to approximately 38%, 37% and 35% of total sales for 2019, 2018, and 2017, respectively.

GEOGRAPHIC INFORMATION

Substantially all of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2019	2018	2017
United States	$178,953,000	$181,207,000	$103,513,000
Mexico	79,761,000	74,029,000	52,496,000
Canada	16,988,000	12,494,000	5,664,000
Other	8,588,000	1,755,000	—
Total	$284,290,000	$269,485,000	$161,673,000

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31:

	2019	2018
United States	$39,132,000	$37,778,000
Mexico	31,865,000	34,155,000
Canada	8,209,000	8,724,000
Total	$79,206,000	$80,657,000

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

Closed Molded Products

The Company manufactures plastic products using compression molding, resin transfer molding, and injection molding. As of December 31, 2019, the Company owned 74 molding presses in its Columbus, Ohio facility (16); Matamoros, Mexico facility (21); Cobourg, Canada facility (19); Gaffney, South Carolina facility (10); Winona, Minnesota facility;(4) and Escobedo, Mexico (4). The Company's molding presses range in size from 250 to 5,000 tons.

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

BACKLOG

The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just‑in‑time” basis. The ordered backlog of four weeks of expected shipments was approximately $20.7 million (all of which the Company shipped during the first month of 2020) and $22.7 million at December 31, 2019 and 2018, respectively.

CAPACITY CONSTRAINTS

Capacity utilization is measured based on standard cycle times and a standard work week, which can range from five days per week, three-shifts per day to seven days per week, three-shifts per day, depending on the facility and molding process. During times when demand exceeds the standard five day, three-shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%. During 2019, the Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements.

The approximate SMC production line capacity utilization was 73% and 77% for the years ended December 31, 2019 and 2018, respectively.

The Company measures facility capacity in terms of its large molding presses (2,000 tons or greater) for the Columbus, Ohio, Gaffney, South Carolina, Winona, Minnesota and the SMC molding at the Matamoros, Mexico facility. The Company owned 28 large molding presses at these facilities at December 31, 2019. The combined approximate large press capacity utilization in these production facilities was 83% and 91% for the years ended December 31, 2019 and 2018, respectively. The decreased utilization mainly resulted from improved production efficiency, product mix and equipment up-time.

The Company measures facility capacity in terms of its large molding presses (750 tons or greater) for the Cobourg, Canada facility. The Company owned 7 large molding presses at this facility at December 31, 2019. The combined approximate large press capacity utilization in this facility was 72% and 52% for the years ended December 31, 2019 and 2018, respectively.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures totaled approximately $7.5 million, $5.8 million and $4.3 million in 2019, 2018, and 2017 respectively. These capital expenditures primarily consisted of building and equipment improvements and additional production equipment to manufacture parts.

The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural composite products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management of the Company has estimated that costs related to research and development were approximately $1.2 million, $1.0 million and $0.8 million in 2019, 2018, and 2017, respectively.

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

EMPLOYEES

As of December 31, 2019, the Company employed a total of 1,821 employees, which consists of 764 employees in its United States operations, 795 employees in its Mexico operations and 262 employees in its Canada operation. Of these 1,821 employees, 341 employees at the Company's Columbus, Ohio facility are covered by a collective bargaining agreement with the International

Association of Machinists and Aerospace Workers (“IAM”), which extends to August 9, 2022; 635 employees at the Company's Matamoros, Mexico facility are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to January 10, 2021; 216 employees at the Company's Cobourg, Canada facility are covered by a collective bargaining agreement with United Food & Commercial Workers Canada ("UFCW"), which extends to November 1, 2021; and 35 employees at the Company's Escobedo, Mexico facility are covered by a collective bargaining agreement with Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M., which extends to February 1, 2020 and an extension is currently being negotiated.

PATENTS, TRADE NAMES, AND TRADEMARKS

The Company will evaluate, apply for, and maintain patents, trade names, and trademarks where it believes that such patents, trade names, and trademarks are reasonably required to protect its rights in its products.  The Company has increased its activity related to trademark protection in recent years, including the federal registration of the trademarks N-sulGuard®, Featherlite®, Airilite®, FeatherliteXL®, Econolite®, Hydrilite®, and Mirilite®. However, the Company does not believe that any single patent, trade name, or trademark or related group of such rights is materially important to its business or its ability to compete.
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

Sales to four customers constituted approximately 62% of our 2019 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with four customers accounted for 49% of accounts receivable at December 31, 2019.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate, impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

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

The North American heavy and medium-duty truck industries are highly cyclical. In 2019, approximately 58% of our product sales were in these industries. These industries and markets fluctuate in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

In [2019] we began implementing a turnaround plan to optimize and improve our performance and enhance our competitive position by reducing cost, increasing efficiencies and enhancing our business. Initiatives currently in process or implemented [in the past several years] include the implementing new operational systems focused on improved quality performance, labor productivity, scrap and overhead spend reductions. The successful implementation of these and other operational improvements as part of our turnaround plan present significant organizational design and other challenges. We may not achieve targeted benefits or achieve them within our expected timetable. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees, or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities. Additionally, the scope of these operational stabilization efforts require a substantial amount of management and operational resources to implement it effectively. These and related demands on our resources may divert the Company’s attention from our ongoing business operations, which could also impact our competitive position as well as have a material adverse effect on our business, results of operations or financial conditions.

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

As of December 31, 2019, unions at our Columbus, Ohio, Matamoros and Escobedo, Mexico, and Cobourg Canada facilities represented approximately 67% of our entire workforce.  As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio, Matamoros and Escobedo, Mexico, and Cobourg, Canada union contracts extend through August 7, 2022, January 10, 2021, February 1, 2020 and November 1, 2021, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio; Matamoros and Escobedo, Mexico; or Cobourg, Canada unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.

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

We operate manufacturing facilities in Matamoros and Escobedo, Mexico and Cobourg, Canada. As a result, a significant portion of our business and operations is subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions, and political conditions inherent in Mexico and Canada, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment. Changes in laws and regulations related to foreign trade and investment may have an adverse effect on our results of operations, financial condition, or cash flows.

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

Our business will be adversely impacted if the coronavirus outbreak spreads widely or otherwise impacts our manufacturing and supply chain or demand for our products

The extent that the coronavirus outbreak will spread widely and its impact on our results will depend on future developments, which are highly uncertain and unpredictable. Our facilities and suppliers could be directly impacted by actions taken to contain the virus. In addition, our facilities are dependent upon raw materials produced by others, and to the extent that our suppliers are impacted by the virus it likely will reduce the availability, or result in delays, of raw materials to us, which in turn could interrupt our ability to produce and sell completed products. Recently there have been circumstances of freight channels being interrupted and increases in the freight prices, which also could impact our business. These and other unforeseen consequences associated with the virus could have a material adverse effect on our business, financial condition and results of operations.

In addition to Horizon Plastics in 2018, we have made acquisitions and may make acquisitions in the future. We may not realize the operating results that we anticipate from these acquisitions or from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. We expect such acquisitions will produce operating results consistent with our other operations; however, we cannot provide assurance that this assumption will prove correct with respect to any acquisition.

Any acquisitions, including the acquisition of Horizon Plastics, may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel, and administrative functions of the acquired business with those of ours and to manage the combined company on a going forward basis. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize.

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

When market demand increases, we must have available manufacturing capacity and must increase our labor force to meet increases in customer demand. We have continued to experience a significant ramp up in overall demand in the heavy-duty truck market, along with the launch of several new programs. Given the current high demand levels, the Company has experienced asset capacity constraints and difficulty hiring, training and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers. Additional expenses that we realized in 2019 and 2018 as a result of these inefficiencies include increased hiring, training, wages, overtime, non-local third party contract labor, including travel and local lodging, scrap, rework, expedited premium shipping, returns, customer charges and repairs and maintenance.

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

We depend on skilled labor in the manufacturing of our products.  Given the high demand levels in 2019 and 2018, we have experienced difficulty hiring, training, and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers.  Recent difficulties in securing skilled labor have resulted in increased hiring and training costs, increased overtime to meet demand, increased wage rates to attract and retain operators, the use of non-local third party contract labor, and higher scrap and rework costs due to inexperienced workers.  Continuation of such difficulties in securing labor could result in increased cost, an inability to satisfy customer demands, and an inability to maintain or increase production rates which would adversely affect our business.

In the event we engage in any restructuring of our manufacturing operations to address operational efficiencies, such actions may be disruptive to our business and may not result in anticipated cost savings.

Management continuously evaluates our facilities and operations in an effort to make our business more efficient. During 2019 and 2018, we have continued to experience asset capacity constraints and difficulty hiring, training, and retaining labor in a tightening labor market, which has resulted in increased manufacturing inefficiencies and the inability to consistently meet customer delivery and quality requirements, including for several of the Company’s major customers. As management continues to evaluate our facilities and operations in an effort to make our business more efficient, as well as whether to move certain customers’ business in order to minimize production constraints, we may incur additional costs, asset impairments, and restructuring charges in connection with changes to operations, that to the extent incurred in the future could adversely affect our future earnings and cash flows. Such actions may be disruptive to our business. Furthermore, we may not realize the cost savings that we expect to realize as a result of such actions.

We have incurred impairment charges that eliminated the carrying value of our goodwill associated with Core Traditional and partially eliminated Horizon Plastics goodwill business reporting units in the past; in the future we may be required to incur additional impairment charges on a portion or all of the carrying value of our goodwill or other intangible assets associated with our reporting units, which may adversely affect our financial condition and results of operations.

Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, “Intangibles--Goodwill and Other,” to assess the carrying value of our indefinite lived intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting units, including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. As part of the Company’s annual impairment assessment at December 31, 2018, we concluded that the carrying value of the goodwill associated with our traditional business reporting unit was greater than fair value, which resulted in a goodwill impairment charge of $2,403,000, representing all of the goodwill related to our traditional business reporting unit. Due to the Company's financial performance and continued depressed stock price, the Company performed a quantitative analysis for both of its reporting units at September 30, 2019. During 2019, the Company incurred a loss of margin in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not been able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value of Horizon Plastics was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill related to the Horizon Plastics reporting unit. See Note 2 - Summary of Significant Accounting Policies and Note 9 - Goodwill and Intangibles, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill impairment. The Company will continue to evaluate the HPI reporting unit goodwill on an annual basis as required by ASC Topic 350. If operating earnings consistently fall below forecasted operating earnings, we would perform an interim or annual goodwill impairment analysis. Should that analysis conclude that the reporting unit’s fair value were to be below carrying value a goodwill impairment charge would be necessary. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

Our failure to comply with our debt covenants or the terms of the Forbearance Agreement under which we are presently operating could have a material adverse effect on our business, financial condition, or results of operations.

The Company’s amended and restated credit agreement dated January 16, 2018, as amended from time to time (the “A/R Credit Agreement”), with KeyBank National Association as the administrative agent (the "Administrative Agent") and various other financial institutions thereto as lenders (the "Lenders"), contains certain covenants. As of September 30, 2019 the Company was in breach of its fixed charge covenant under the A/R Credit Agreement and on November 22, 2019 entered into a forbearance agreement with the Lenders, as subsequently amended (as amended, the “Forbearance Agreement”). A breach of any of the milestones established in the Forbearance Agreement could result in a default under our A/R Credit Agreement. Based on current financial projections, the Company does not believe that it will be compliant with the financial covenants beyond the negotiated Forbearance Period and therefore is pursuing the restructuring or refinancing of its existing obligations under the Amended A/R Credit Agreement If we were unable to effectively restructure or finance our existing obligations, default under the Forbearance Agreement could result in the acceleration of the total due related to the A/R Credit Agreement. If a default of the Forbearance Agreement were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.

We have substantial debt under out A/R Credit Agreement and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2019, we had an aggregate principal amount of $49.5 million of outstanding debt. In fiscal year 2019, we incurred $4.1 million of interest expense, net of the impact of interest rate swaps, related to this debt.
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
We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. We could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Subject to certain exceptions, our Term Loans and Revolving Loans, which we have defined in Note 10 - Debt to our consolidated financial statements, restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, when due.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owned four production facilities as of December 31, 2019 that are situated in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico, and leases production facilities in Batavia, Ohio; Cobourg, Canada; and Escobedo, Mexico; and a distribution center in Brownsville, Texas.

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

The Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Matamoros, Mexico properties are subject to liens and security interests as a result of the properties being pledged by the Company as collateral for its debt as described in Note 10 - Debt in Part II, Item 8 of this Annual Report on Form 10-K.

The Company leases a production plant in Batavia, Ohio located at 4174 Half Acre Road on approximately 9 acres of land. On July 23, 2019, a new 5 year lease was executed commencing on August 1, 2019 and ending on July 31, 2024. The approximate 108,000 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

Approximate Square Feet
Manufacturing/Warehouse	104,000
Office	4,000
Total	108,000

The Company leases a production plant in Cobourg, Canada located at 3 West Street on approximately 10 acres of land. The current lease agreement, which includes an option to extend the lease up to 10 years, expired in June 2019. The Company is currently negotiating an extension. The approximate 247,000 square feet of available floor space at the Cobourg, Canada plant is comprised of the following:

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

The Company leases a warehouse and distribution center in Brownsville, Texas located at 1385 Cheers Street on approximately 2 acres of land. A new lease agreement was executed on July 22, 2019 extending the lease terms through October 2022, with an option to extend the lease for 36 months. The approximate 42,000 square feet of available floor space at the Brownsville, Texas location is comprised of the following:

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

Core Molding Technologies, Inc.		High	Low

Fourth Quarter	2019	$6.49	$2.80
Third Quarter	2019	7.58	5.75
Second Quarter	2019	8.50	6.73
First Quarter	2019	9.00	6.79

Fourth Quarter	2018	$8.60	$6.37
Third Quarter	2018	15.32	6.58
Second Quarter	2018	18.09	13.53
First Quarter	2018	22.36	16.47

The Company's common stock was held by 370 holders of record on March 12, 2020.

The Company ended the $0.05 per share quarterly dividend after the May 2018 declaration. The Company made no payments for cash dividends during 2019 and made payments of $792,000 and $786,000 for cash dividends during 2018 and 2017, respectively.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2019:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	566,031	$9.62	744,697

There were 8,303 stock repurchases during the three months ended December 31, 2019. All stock was purchased to satisfy tax withholding obligation upon vesting of restricted stock awards.

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

	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Operating Data:
Product sales	$268,987	$256,217	$148,623	$146,624	$189,103
Tooling sales	15,303	13,268	13,050	28,258	9,965
Net sales	284,290	269,485	161,673	174,882	199,068
Gross margin	21,506	27,141	24,631	27,906	36,252
Operating income (loss)	(11,528)	(3,100)	7,941	11,527	18,498
Net income (loss)	(15,223)	(4,782)	5,459	7,411	12,050
Earnings (Loss) Per Share Data:
Net income (loss) per common share:
Basic	$(1.94)	$(0.62)	$0.71	$0.97	$1.59
Diluted	$(1.94)	$(0.62)	$0.70	$0.97	$1.58
Balance Sheet Data:
Total assets	$179,306	$201,198	$138,578	$133,455	$139,803
Working capital	(22,609)	40,111	40,369	38,590	31,534
Long-term debt	—	55,159	3,750	6,750	9,750
Stockholders' equity	84,426	98,929	101,893	96,766	88,733
Return on beginning equity	(15)%	(5)%	6%	8%	16%
Book value per share	$10.72	$12.72	$13.21	$12.67	$11.68

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

DESCRIPTION OF THE COMPANY

Core Molding Technologies and its subsidiaries operate in the composites market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of two component reporting units, Core Traditional and Horizon Plastics. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), bulk molding compounds ("BMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, glass mat thermoplastics ("GMT"), direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction, and other commercial products. Product sales to medium and heavy-duty truck markets accounted for 58% of the Company's sales for the year ended December 31, 2019 and 56% and 68% for the years ended December 31, 2018 and 2017, respectively. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.

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

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 58% and 56% of the Company’s product revenue for the years ended December 31, 2019 and 2018, respectively.

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

Results of 2019 Overview
Core Molding Technologies recorded a net loss in 2019 of $15,223,000, or $(1.94) per basic and diluted share, compared with a net loss of $4,782,000, or $(0.62) per basic and diluted share in 2018. Product sales in 2019 increased 5% from 2018, and operating income declined 272%. Higher demand from our truck and marine customers were the primary drivers of the sales increase, while the decrease in operating income was largely due to increased manufacturing inefficiencies at several of the Company's facilities, a higher goodwill impairment charge, and higher operating and SG&A costs.

In the second half of 2018, the Company started experiencing manufacturing inefficiencies as a result of the significant production demand in the heavy-duty truck market. Given the high demand levels, the Company experienced difficulty hiring, training and retaining labor in a tightening labor market at several manufacturing facilities. This, coupled with asset capacity and reliability constraints, resulted in increased manufacturing inefficiencies and the inability to consistently meet customers' delivery and quality requirements, including for several of the Company's major customers. During the fourth quarter of 2018, the Company hired a new CEO who began to implement a turnaround plan to improve customer delivery and quality performance and reduce manufacturing inefficiencies. The turnaround plan included additional spending to improve equipment and labor stability. Management believes that during 2019 the operational benefits of the turnaround plan are being realized as customer delivery and quality levels have begun to improve. While management believes these improvements have been successful as an operational matter and were the primary focus of the turnaround plan, operational efficiency improvements at the plants have not yet resulted in anticipated levels of financial improvements.

The Company's financial performance had started to reflect the benefits of the turnaround improvements during the third quarter of 2019, however sales volumes from products were 19% lower in the fourth quarter, as compared to the third quarter, which had an adverse effect on operating income in the fourth quarter.

As part of the turnaround plan, management has implemented customer price increases where margin on product is not meeting the Company’s profitability model, and are evaluating relationships with major customers to assess ongoing profitability of those relationships. The Company previously announced that on November 15, 2019 it had provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship. In March 2020, the Company and Volvo mutually agreed to new terms to continue to supply Volvo and the Company revoked its termination notice. Sales to Volvo amounted to approximately 17%, 17%, and 22% of total sales for 2019, 2018, and 2017, respectively.

Looking forward, the Company anticipates that 2020 product sales levels will decrease as compared to 2019, due to lower demand from heavy duty truck customers. Heavy duty truck customers as well as industry analysts are forecasting a decrease in Class 8 truck sales of approximately 34% in 2020 compared to 2019. Management continues to aggressively implement the Company's turnaround plan to improve operational inefficiencies and financial performance while still managing and reacting to the softening truck production forecasts.

2019 Compared to 2018
Net sales for 2019 totaled $284,290,000, which was an increase from the $269,485,000 reported for 2018. Included in total sales were tooling project sales of $15,303,000 for 2019 and $13,268,000 for 2018. Tooling project sales result primarily from customer approval and acceptance of molds and assembly equipment specific to their products as well as other non-production services. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Total product sales for 2019, excluding tooling project sales, totaled $268,987,000, representing a 5% increase from the $256,217,000 reported for 2018. The increase in product sales is primarily the result of increased sales to our truck and marine customers of $11,707,000 and $3,144,000, respectively.

Gross margin was approximately 7.6% of sales in 2019 and 10.1% in 2018. The gross margin decrease, as a percent of sales, was due to unfavorable product mix and production inefficiencies of 4.2%. These reductions were offset by net changes in selling price and material costs of 1.3% and favorable changes in customer chargebacks of 0.4%.

Selling, general and administrative expense (“SG&A”) totaled $28,934,000 in 2019, compared to $27,838,000 in 2018. The increase in SG&A expense primarily resulted from higher labor and benefit costs of $1,144,000 and higher insurance costs of $327,000 offset by lower professional and outside services of $1,017,000. For the year ended December 31, 2018, the Company incurred one-time acquisition fees of $1,289,000.

Goodwill impairment totaled $4,100,000 and $2,403,000 in 2019 and 2018, respectively, based on the Company's annual and interim goodwill impairment assessment for its reporting units. See Note 2 - Summary of Significant Accounting Policies, for further details.

Net interest expense totaled $4,144,000 for the year ended December 31, 2019, compared to net interest expense of $2,394,000 for the year ended December 31, 2018. The increase in interest expense was primarily due to a higher average outstanding debt balance as well has higher interest rates in 2019.

Income tax benefit was approximately 2% of total loss before income taxes in 2019 and 12% in 2018. The effective income tax rate in both years is a result of the net effect of taxable losses in a lower statutory rate tax jurisdictions being offset by taxable income in higher statutory rate tax jurisdictions. Additionally, the effective rate in 2019 includes the impact of recording a full valuation allowance against net deferred tax assets in the United States of approximately $3,267,000.

Net loss for 2019 was $15,223,000 or $(1.94) per basic and diluted share, compared with net loss of $4,782,000 or $(0.62) per basic and diluted share for 2018.

Comprehensive loss totaled $15,970,000 in 2019, compared to a comprehensive loss of $4,735,000 in 2018. The decrease was primarily related to higher net loss of $10,441,000 and a change in net actuarial adjustments of $1,630,000 for other post-retirement benefit obligations offset by a change in hedging derivatives of $836,000. The net actuarial changes in 2018 and 2019 were primarily due to changes in discount rate.
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

Goodwill impairment totaled $2,403,000 in 2018, based on the Company's annual goodwill impairment assessment for the Core Traditional reporting unit. See Note 2 - Summary of Significant Accounting Policies, for further details.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of December 31, 2019, the Company had outstanding foreign exchange contracts with notional amounts totaling $15,358,000, compared to $27,588,000 outstanding as of December 31, 2018. As of December 31, 2019, the Company also had outstanding interest rate swaps with notional amounts totaling $29,750,000, compared to $32,375,000 outstanding as of December 31, 2018.

Cash provided by operating activities totaled $16,701,000 for the year ended December 31, 2019. Net loss of $15,223,000 negatively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and goodwill impairment charge included in net loss amounted to $10,376,000 and $4,100,000, respectively. Decreases in working capital resulted in cash provided by operating activities of $18,285,000. Changes in working capital primarily related to decreases in accounts receivable and inventory, due to a decreases in sales volume and reduction in certain customer payment terms.

Cash used in investing activities totaled $7,460,000 for the year ended December 31, 2019, primarily related to purchases of property, plant and equipment for new programs and equipment improvements at the Company’s production facilities. The Company anticipates spending approximately $9,000,000 during 2020 on property, plant and equipment purchases for all of the Company's operations. The Company anticipates using cash from operations and its revolving line of credit to finance this capital investment. At December 31, 2019, purchase commitments for capital expenditures in progress were approximately $336,000.

Cash used in financing activities totaled $9,276,000 for the year ended December 31, 2019. Cash activity primarily consisted of net repayments of revolving loans of $5,368,000, net scheduled repayments of principal on outstanding term loans of $3,375,000, and payment of deferred loan costs of $435,000.

At December 31, 2019, the Company had $1,856,000 of cash on hand and an available revolving line of credit of $15,992,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Debt and Credit Facilities
On January 16, 2018, the Company entered into an Amended and Restated Credit Agreement (the "A/R Credit Agreement") with KeyBank National Association as administrative agent (the "Administrative Agent") and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “U.S. Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the U.S. Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The A/R Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.
Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the U.S. Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics.
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
On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required Fixed Charge Coverage Ratio (as defined in the A/R Credit Agreement”) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement, including, (i) the Borrowers shall remain current on all loan payments during the forbearance period, (ii) on or before December 6, 2019, the Administrative Agent and Lenders shall each receive a copy of a report of Huron Consulting Group containing findings and observations in respect of the businesses and operations of the Company and the Borrowers shall deliver a strategic alternative assessment in respect of the Borrowers’ operations and financing, (iii) on or before December 15, 2019, the Administrative Agent and Lenders shall each receive a copy of appraisals of machinery and equipment and inventory appraisals, and the Borrowers shall have determined and proposed a new capital structure to the Administrative Agent and Lenders, (iv) on or before February 14, 2020, the Borrowers shall have obtained a definitive, written commitment from involved parties and/or lenders providing the basis for implementation of a new capital structure, and (v) on or before March 13, 2020, the Borrowers shall have closed on a new capital structure, acceptable to the Administrative Agents and Lenders. The Forbearance Agreement also implemented a new availability block with respect to the U.S. Revolving Loans portion of the A/R Credit Agreement, reducing availability from $32,500,000 to $28,000,000 and increasing the applicable margin for existing term and revolving loans, as well as increasing the commitment fees on any unused U.S. Revolving Loans.

On March 13, 2020, the Company entered into an Amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”) with the Lenders. Pursuant to the terms of the Amended Forbearance Agreement, the Company and Lenders agreed to modify certain terms of the A/R Credit Agreement and Forbearance Agreement and extend the Forbearance Agreement through May 29, 2020. The modifications include (1) a reduction in the U.S. Revolving Loan to $25,000,000 with an availability block of $5,000,000 which can be borrowed with the unanimous approval of the lenders, (2) a change of interest rate to LIBOR plus 650 basis points for all outstanding loans, (3) forbear compliance with the leverage covenant and fixed charge covenant through May

29, 2020, and (4) implementation of a capital expenditure spend limit of $3,500,0000 from the effective date of the Amended Forbearance Agreement through May 29, 2020.

The Amended Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the Credit Agreement through May 29, 2020, as long as the Company satisfies the conditions set forth in the Amended Forbearance Agreement, including, (i) on or before March 31, 2020, the borrowers shall have obtained an executed term sheet from involved parties and/or lenders providing the basis for implementation of a new capital structure and defined due diligence parameters, (ii) on or before May 15, 2020 the Borrowers shall have obtained an executed definitive, written commitment from the New Lenders to enter into a definitive agreement to effect the refinancing, and (iii) on or before May 29, 2020, the borrowers shall have closed on a new capital structure.
As a result of the Amended Forbearance Agreement not extending beyond a year, the Company’s remaining long-term debt under the A/R Credit Agreement, consisting of $49,451,000 in borrowings under the revolving credit commitment and the loan commitments, was classified as a current liability in the Company’s consolidated balance sheet as of December 31, 2019. As a result, the Company’s current liabilities exceeded its current assets by $22,609,000 as of December 31, 2019. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

Bank Covenants
The Company is required to meet certain financial covenants included in the A/R Credit Agreement with respect to leverage ratios, fixed charge ratios and capital expenditures. As of September 30, 2019, the Company was in default with its fixed charge coverage ratios associated with the loans made under the A/R Credit Agreement as described above. As a result of this default the Company and the Administrative Agent on behalf of the Lenders entered into a Forbearance Agreement to address the non-compliance and establish milestones for the Company related to restructuring of its existing debt. Effective March 13, 2020, the Company entered into an Amended Forbearance Agreement to modify existing and establish new milestones.

The Company is required to meet certain financial covenants included in the A/R Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures, as well as other customary affirmative and negative covenants. As of September 30, 2019, the Company was not in compliance with its financial covenants. The following table presents the financial covenants specified in our A/R Credit Agreement, as modified by the First Amendment, and the actual covenant calculations as of December 31, 2019:

	Financial Covenants	Actual Covenants as of December 31, 2019
Fixed Charge Coverage Ratio (A)	Minimum 1.00	0.59
Leverage Ratio	3.25 or Lower	9.18

(A) The terms of the A/R Credit Agreement that the fixed charge coverage ratio will be maintained at a minimum of 1.00 and 1.10 on each of December 31, 2019 and March 31, 2020, and from June 30, 2020 and thereafter set at a minimum of 1.15.

The Amended A/R Credit Agreement also provides a capital expenditure limit covenant, whereby capital expenditures as defined in the Amended A/R Credit Agreement are limited to an aggregate of $12,500,000 for the twelve months ended December 31, 2019. As of December 31, 2019 capital expenditures for 2019 have amounted to $7,460,000.

Based on current financial projections, the Company does not believe that it will be compliant with the financial covenants beyond the negotiated forbearance period and therefore is pursuing the restructuring or refinancing of its existing obligations under the A/R Credit Agreement.

The Company has engaged Huron Transactional Advisor's to facilitate a full marketing process for refinancing the A/R Credit Agreement. Management and Huron are evaluating term sheets submitted by potential lending sources. The Company is considering financing options including an asset backed lending facility using the Company’s accounts receivable and inventories as security, term loans secured with the Company’s real estate and machinery and equipment, sale and leaseback of Company owned real estate and potential equity financing. Any new financing remains subject to asset appraisals, field exams, financial projection due diligence, real estate environmental reviews, and other customary legal documentation.

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

The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2019:

	2020	2021	2022	2023	2024 and after	Total
Long-term debt(C)	$49,451,000	$—	$—	$—	$—	$49,451,000
Interest(A)(C)	2,740,000	—	—	—	—	2,740,000
Operating lease obligations	1,433,000	1,174,000	1,102,000	1,000,000	530,000	5,239,000
Contractual commitments for capital expenditures(B)	336,000	—	—	—	—	336,000
Post retirement benefits	1,233,000	470,000	497,000	519,000	6,441,000	9,160,000
Total	$55,193,000	$1,644,000	$1,599,000	$1,519,000	$6,971,000	$66,926,000

(A) Variable interest rates were as of December 31, 2019.
(B) Includes $158,000 recorded on the balance sheet in accounts payable at December 31, 2019.
(C) The Company has classified all of its long-term debt as current due non-compliance with its debt covenants under the A/R Credit Agreement and subsequent entry into a Forbearance Agreement with the Lenders. The Company anticipates restructuring its current outstanding debt by May 29, 2020.

As of December 31, 2019, the Company had no significant off-balance sheet arrangements.

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

Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $50,000 allowance for doubtful accounts is needed at December 31, 2019 and $25,000 allowance was needed at December 31, 2018. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $$476,000 at December 31, 2019 and $$2,344,000 at December 31, 2018. There have been no material changes in the methodology of these calculations.

Inventories
Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $898,000 at December 31, 2019 and $957,000 at December 31, 2018.

Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The Company acquired substantially all of the assets of Horizon Plastics on January 16, 2018, which resulted in approximately $16,770,000 of finite-lived intangibles and $12,994,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2019, 2018 and 2017.

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
Due to the Company's financial performance and continued depressed stock price, the Company performed a quantitative analysis for both of its reporting units at September 30, 2019. During 2019, the Company incurred a loss of margin in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not been able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value of Horizon Plastics was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill related to the Horizon Plastics reporting unit. The company performed a qualitative assessment at December 31, 2019, indicating no additional goodwill impairment related to the Horizon Plastics reporting unit.
The Company’s annual impairment assessment at December 31, 2018 consisted of a quantitative analysis for both reporting units. It concluded that the carrying value of Core Traditional was greater than the fair value, which resulted in a goodwill impairment charge of $2,403,000, representing all the goodwill related to the Core Traditional reporting unit. The analysis of the Company’s other reporting unit, Horizon Plastics, indicated no goodwill impairment charge, based on historical performance and financial projections at that time, as the excess of the estimated fair value over the carrying value of its invested capital was approximately 23% of the book value of its net assets.
There was impairment of the Company's goodwill in 2019 and 2018 of $4,100,000 and $2,403,000, respectively. There was no impairment of the Company's goodwill for the year ended December 2017.

Self-Insurance
The Company is self-insured with respect to Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2019 and December 31, 2018 of $1,203,000 and $960,000, respectively.

Post Retirement Benefits
Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 13 - Post Retirement Benefits, Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,160,000 at December 31, 2019 and $8,076,000 at December 31, 2018.

Revenue Recognition
The Company historically has recognized revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compound and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers control to the customer and is entitled to payment upon shipment. In certain circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes control at our production facility.

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

As of December 31, 2019 the Company had a deferred tax asset of $5,293,000 of which $3,267,000 is related to tax positions in the United States, $1,555,000 related to tax positions in Canada and $471,000 related to tax positions in Mexico. During 2019, the Company recorded a valuation allowance against all deferred tax assets in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize net loss carryforwards and other net deferred tax assets in the future. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income and the Company's ability to carryback losses.

Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination.

Recent Accounting Pronouncements
Leases
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

Current expected credit loss (CECL)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under SEC rules, until January 1, 2023, with revised ASU’s expected to be issued in November 2019. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

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

Core Molding Technologies has the following three items that are sensitive to market risks at December 31, 2019: (1) Revolving Loans and the Term Loan under the A/R Credit Agreement which bears a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican Pesos or Canadian Dollars with United States dollars to meet certain obligations that arise due to operations at the facilities located in Mexico or Canada; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil and natural gas as well as processing capacity versus demand.

Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Revolving Loan and Term Loan would impact the interest paid by the Company, as the interest rate on these loans is based upon LIBOR; however, it would not have a material effect on earnings before taxes.

Assuming a hypothetical 10% decrease in the United States dollar to Mexican Peso or Canadian Dollar exchange rates, the Company would be impacted by an increase in operating costs, which would have an adverse effect on operating margins. To mitigate risk associated with foreign currency exchange, the Company from time to time will enter into forward contracts to exchange a fixed amount of U.S. dollars for a fixed amount of Mexican Pesos or Canadian Dollars, which will be used to fund future Mexican Peso or Canadian Dollar cash flows, see Note 15 - Fair Value of Financial Instruments.

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

Shareholders and the Board of Directors of
Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and Schedule II (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current liabilities exceed its current assets as of December 31, 2019 as a result of being under a forbearance agreement with its lenders and not securing alternative financing. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Columbus, Ohio
March 13, 2020

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)

	Years Ended December 31,
	2019	2018	2017

Net sales	$284,290,000	$269,485,000	$161,673,000

Total cost of sales	262,784,000	242,344,000	137,042,000

Gross margin	21,506,000	27,141,000	24,631,000

Selling, general and administrative expense	28,934,000	27,838,000	16,690,000
Goodwill impairment	4,100,000	2,403,000	—
Total expenses	33,034,000	30,241,000	16,690,000

Operating income (loss)	(11,528,000)	(3,100,000)	7,941,000

Other income and expense
Net periodic post-retirement benefit	(94,000)	(48,000)	(49,000)
Net interest expense	4,144,000	2,394,000	245,000
Total other income and expense	4,050,000	2,346,000	196,000

Income (loss) before income taxes	(15,578,000)	(5,446,000)	7,745,000

Income taxes:
Current	705,000	1,048,000	2,630,000
Deferred	(1,060,000)	(1,712,000)	(344,000)
Total income taxes	(355,000)	(664,000)	2,286,000

Net income (loss)	$(15,223,000)	$(4,782,000)	$5,459,000

Net income (loss) per common share:
Basic	$(1.94)	$(0.62)	$0.71
Diluted	$(1.94)	$(0.62)	$0.70
Weighted average shares outstanding:
Basic	7,830,000	7,750,000	7,690,000
Diluted	7,830,000	7,750,000	7,747,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Other Comprehensive Income (Loss)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(15,223,000)	$(4,782,000)	$5,459,000

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	1,202,000	(452,000)	5,000
Income tax benefit (expense)	(286,000)	87,000	(2,000)

Interest rate hedging derivatives:
Unrealized hedge gain (loss)	(641,000)	(65,000)	—
Income tax benefit (expense)	146,000	15,000	—

Post retirement benefit plan adjustments:
Net actuarial (loss) gain	(985,000)	1,081,000	(268,000)
Prior service costs	(496,000)	(496,000)	(496,000)
Income tax benefit (expense)	313,000	(123,000)	255,000

Comprehensive income (loss)	$(15,970,000)	$(4,735,000)	$4,953,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$1,856,000	$1,891,000
Accounts receivable, net	32,424,000	45,468,000
Inventories:
Raw materials and components	13,041,000	17,278,000
Work in process	1,818,000	2,034,000
Finished goods	6,823,000	6,453,000
Total inventories, net	21,682,000	25,765,000

Contract assets	888,000	3,915,000
Foreign sales tax receivable	2,627,000	1,789,000
Prepaid expenses and other current assets	1,748,000	1,474,000
Total current assets	61,225,000	80,302,000

Right of use asset	4,484,000	—
Property, plant and equipment, net	79,206,000	80,657,000

Deferred tax asset	2,026,000	1,153,000
Goodwill	17,376,000	21,476,000
Intangibles, net	13,464,000	15,413,000
Other non-current assets	1,525,000	2,197,000
Total Assets	$179,306,000	$201,198,000

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$37,443,000	$3,230,000
Current portion of revolving debt	12,008,000	—
Accounts payable	19,910,000	25,450,000
Contract liabilities	3,698,000	1,686,000
Current portion of post retirement benefits liability	1,233,000	1,157,000
Accrued liabilities:
Compensation and related benefits	5,515,000	5,154,000
Other	4,027,000	3,514,000
Total current liabilities	83,834,000	40,191,000

Lease liability	3,119,000	—
Long-term debt	—	37,784,000
Revolving debt	—	17,375,000
Post retirement benefits liability	7,927,000	6,919,000
Total Liabilities	94,880,000	102,269,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 7,877,945 at December 31, 2019 and 7,776,164 at December 31, 2018	79,000	78,000
Paid-in capital	34,772,000	33,208,000
Accumulated other comprehensive income, net of income taxes	1,370,000	2,117,000
Treasury stock — at cost, 3,806,355 shares at December 31, 2019 and 3,790,308 shares at December 31, 2018	(28,501,000)	(28,403,000)
Retained earnings	76,706,000	91,929,000
Total Stockholders’ Equity	84,426,000	98,929,000
Total Liabilities and Stockholders’ Equity	$179,306,000	$201,198,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2017	7,635,093	$76,000	$30,134,000	$2,414,000	$(27,781,000)	$91,923,000	$96,766,000
Net income						5,459,000	5,459,000
Cash dividends paid						(786,000)	(786,000)
Change in post retirement benefits, net of tax benefit of $255,000				(509,000)			(509,000)
Unrealized foreign currency hedge gain, net of tax of $2,000				3,000			3,000
Adoption of Accounting Standards Update 2018-02				162,000		(162,000)	—
Purchase of treasury stock	(19,533)				(372,000)		(372,000)
Restricted stock vested	95,717	1,000					1,000
Share-based compensation			1,331,000				1,331,000
Balance at December 31, 2017	7,711,277	$77,000	$31,465,000	$2,070,000	$(28,153,000)	$96,434,000	$101,893,000
Impact of change in accounting policy						1,069,000	1,069,000
Balance at January 1, 2018	7,711,277	77,000	31,465,000	2,070,000	(28,153,000)	97,503,000	102,962,000
Net loss						(4,782,000)	(4,782,000)
Cash dividends paid						(792,000)	(792,000)
Change in post retirement benefits, net of tax of $123,000				462,000			462,000
Unrealized foreign currency hedge (loss), net of tax benefit of $87,000				(365,000)			(365,000)
Change in interest rate swaps, net of tax benefit of $15,000				(50,000)			(50,000)
Purchase of treasury stock	(17,180)				(250,000)		(250,000)
Restricted stock vested	82,067	1,000					1,000
Share-based compensation			1,743,000				1,743,000
Balance at December 31, 2018	7,776,164	$78,000	$33,208,000	$2,117,000	$(28,403,000)	$91,929,000	$98,929,000
Net loss						(15,223,000)	(15,223,000)
Change in post retirement benefits, net of tax benefit of $313,000				(1,168,000)			(1,168,000)
Unrealized foreign currency hedge gain, net of tax of $286,000				916,000			916,000
Change in interest rate swaps, net of tax benefit of $146,000				(495,000)			(495,000)
Purchase of treasury stock	(16,047)				(98,000)		(98,000)
Restricted stock vested	117,828	1,000					1,000
Share-based compensation			1,564,000				1,564,000
Balance at December 31, 2019	7,877,945	$79,000	$34,772,000	$1,370,000	$(28,501,000)	$76,706,000	$84,426,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(15,223,000)	$(4,782,000)	$5,459,000

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,376,000	9,384,000	6,240,000
Deferred income taxes	(873,000)	(1,739,000)	(597,000)
Goodwill impairment	4,100,000	2,403,000	—
Mark-to-market of interest rate swap	67,000	159,000	—
Share-based compensation	1,564,000	1,743,000	1,331,000
Loss on foreign currency	33,000	5,000	8,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	13,044,000	(17,945,000)	(295,000)
Inventories	4,083,000	(5,783,000)	(2,547,000)
Prepaid and other assets	2,587,000	(528,000)	(2,934,000)
Accounts payable	(4,849,000)	7,822,000	5,347,000
Accrued and other liabilities	3,420,000	3,122,000	(4,719,000)
Post retirement benefits liability	(1,628,000)	(389,000)	(381,000)
Net cash (used in) provided by operating activities	16,701,000	(6,528,000)	6,912,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,460,000)	(5,801,000)	(4,259,000)
Purchase of assets of Horizon Plastics	—	(63,005,000)	—
Net cash used in investing activities	(7,460,000)	(68,806,000)	(4,259,000)

Cash flows from financing activities:
Gross borrowings on revolving loans	194,414,000	133,848,000	—
Gross repayment on revolving loans	(199,782,000)	(116,473,000)	—
Proceeds from term loan	—	45,000,000	—
Payment of principal of term loan	(3,375,000)	(10,125,000)	(3,000,000)
Payment of deferred loan costs	(435,000)	(763,000)	—
Payments related to the purchase of treasury stock	(98,000)	(250,000)	(372,000)
Cash dividends paid	—	(792,000)	(786,000)
Net cash (used in) provided by financing activities	(9,276,000)	50,445,000	(4,158,000)

Net change in cash and cash equivalents	(35,000)	(24,889,000)	(1,505,000)

Cash and cash equivalents at beginning of year	1,891,000	26,780,000	28,285,000

Cash and cash equivalents at end of year	$1,856,000	$1,891,000	$26,780,000

Cash paid for:
Interest (net of amounts capitalized)	$3,869,000	$2,261,000	$247,000
Income taxes	$1,284,000	$1,033,000	$2,411,000
Non Cash:
Fixed asset purchases in accounts payable	$158,000	$871,000	$278,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

Core Molding Technologies and its subsidiaries operate in the composites market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of two component reporting units, Core Traditional and Horizon Plastics. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), bulk molding compounds ("BMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, glass mat thermoplastics ("GMT"), direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). As of December 31, 2019, Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All produce structural composite products.

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

Going Concern - Under FASB ASU 2014-15, “Presentation of Financial Statements - Going Concern,” management is required to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and to provide related financial disclosures, as applicable. Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As further discussed in Note 10 - Debt, as of December 31, 2019, the Company was not in compliance with the fixed charge coverage ratio requirement under the Company's Amended and Restated Credit Agreement, dated January 16, 2018 (the “A/R Credit Agreement”), with KeyBank National Association as the administrative agent (the "Administrative Agent") and various other financial institutions thereto as lenders (the "Lenders").

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required Fixed Charge Coverage Ratio (as defined in the A/R Credit Agreement”) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement, including, (i) the Borrowers shall remain current on all loan payments during the forbearance period, (ii) on or before December 6, 2019, the Administrative Agent and Lenders shall each receive a copy of a report of Huron Consulting Group containing findings and observations in respect of the businesses and operations of the Company and the Borrowers shall deliver a strategic alternative assessment in respect of the Borrowers’ operations and financing, (iii) on or before December 15, 2019, the Administrative Agent and Lenders shall each receive a copy of appraisals of machinery and equipment and inventory appraisals, and the Borrowers shall have determined and proposed a new capital structure to the Administrative Agent and Lenders, (iv) on or before February 14, 2020, the Borrowers shall have obtained a definitive, written commitment from involved parties and/or lenders providing the basis for implementation of a new capital structure, and (v) on or before March 13, 2020, the Borrowers shall have closed on a new capital structure, acceptable to the Administrative Agents and Lenders. The Forbearance Agreement also implemented a new availability block with respect to the U.S. Revolving Loans portion of the A/R Credit Agreement, reducing availability from $32,500,000 to $28,000,000 and increasing the applicable margin for existing term and revolving loans, as well as increasing the commitment fees on any unused U.S. Revolving Loans.

On March 13, 2020, the Company entered into the first Amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”) with the Lenders. Pursuant to the terms of the Amended Forbearance Agreement, the Company and Lenders agreed to modify certain terms of the Forbearance Agreement and extend the Forbearance Agreement through May 29, 2020. The modifications include (1) a reduction in the U.S. Revolving Loan to $25,000,000 with an availability block of $5,000,000 which can be borrowed with the approval of the lenders, (2) a change of interest rate to LIBOR rate plus 650 basis points, (3) forebear compliance with the leverage covenant and fixed charge covenant through May 29, 2020, and (4) implementation of a capital expenditure spend limit of $3,500,000 from the effective date of the Amended Forbearance Agreement through May 29, 2020, (5) an increase in the commitment fees on any unused U.S. Revolving Loans.

The Amended Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the Credit Agreement through May 29, 2020, as long as the Company satisfies the conditions set forth in the Amended Forbearance Agreement, including, (i) on or before March 31, 2020, the borrowers shall have obtained an executed term sheet from involved parties and/or lenders providing the basis for implementation of a new capital structure and defined due diligence parameters, (ii) on or before May 15, 2020 the Borrowers shall have obtained an executed definitive, written commitment from the New Lenders to enter into a definitive agreement to effect the refinancing, and (iii) on or before May 29, 2020, the borrowers shall have closed on a new capital structure.

As a result of the Amended Forbearance Agreement not extending beyond a year, the Company’s remaining long-term debt under the A/R Credit Agreement, consisting of $49,451,000 in borrowings under the revolving credit commitment and the loan commitments, was classified as a current liability in the Company’s consolidated balance sheet as of December 31, 2019. As a result, the Company’s current liabilities exceeded its current assets by $22,609,000 as of December 31, 2019. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

The Company is evaluating several financing options to refinance some or all of the current obligations under the A/R Credit Agreement. The Company is considering financing options including an asset backed lending facility using the Company’s accounts receivable and inventories as security, term loans secured with the Company’s real estate and machinery and equipment, sale and leaseback of Company owned real estate and potential equity financing. The Company has obtained term sheets as a result of its marketing efforts and are evaluating alternatives. Any new financing remains subject to asset appraisals, field exams, financial projection due diligence, real estate environmental reviews, and other customary legal documentation.

While the Company has executed an Amended Forbearance Agreement with existing Lenders, it can not guarantee that all conditions of the Amended Forbearance Agreement will be met, or predict if the Lenders will exercise their rights and remedies under the A/R Credit Agreement beyond the term of the Amended Forbearance Agreement. Additionally, since the Company has no firm commitments for additional financing, there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. As there can be no assurance that the Company will be able to successfully implement its refinancing plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company's consolidated financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Management has been executing on its turnaround plan that started in December of 2018 and has been successful in improving equipment uptime, improving employee retention and reducing premium freight costs for expediting shipments to customers. While management believes these improvements have been successful and were the priority of the turnaround plan, operational efficiency improvements at the plants did not result in the level of financial improvements anticipated for 2019. Higher material usage and labor variances have impacted earnings and caused us to not meet forecasts established in the first quarter of 2019 when the Company entered into the First Amendment. Management remains focused on the operational turnaround and improving the financial performance of the Company in 2020. Management has, or is in the process of taking, the following actions to improve financial performance at its operating facilities:

•	Reorganized the Company’s leadership through the hiring of a new Chief Executive Officer, Executive Vice President of Operations, and Executive Vice President of Human Resources

•	Improved operational management team through hiring of new plant managers at several of our plants to provide stronger leadership

•	Developed specific action plans focused on reducing material usage and improving labor productivity

•	Implemented business and financial management systems to monitor performance by plant and drive improvement through timely identification of operational challenges

•
Engaged Huron Consulting Services to evaluate the Company’s turnaround financial projections, review with management various strategic alternatives that could result in a financing arrangement supported by projected future performance and serve as the Company’s financial adviser to work through modification or refinancing of the existing A/R Credit Agreement

•	Engaged a third party firm to appraise the Company’s assets in order to assess the financing capacity available from those assets

•	Implemented IATF certification process, which is a quality management system that provides for continual improvement, defect prevention and reduction of variation and waste in manufacturing processes.

•	Implemented inventory management systems to reduce stock outage events which cause downtime and labor inefficiency

•
Implemented customer price increases where margin on product was not meeting profitability targets, and evaluated relationships with major customers to assess ongoing profitability of those relationships

•	Reduced debt outstanding on the revolving line of credit by negotiating improved payment terms with significant customers

•	Established revised commercial terms with Volvo to allow for continued supply of product and rescinded the supply termination notification communicated to Volvo in November 2019

•	Implemented cost saving measures and actions to align controllable spending and labor workforce to reduced sales volumes in the current truck market

•	Implementation of technical training programs specific to the Company’s products and processes

•	Improved free cash flow through reduction of working capital

•	Utilization of Kaizen techniques, process mapping and multi-functional problem solving teams to improve operational performance and reduce waste

Revenue Recognition - The Company historically has recognized revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compound and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers control to the customer and is entitled to payment upon shipment. In certain circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes control at our production facility.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in two banks in 2 separate jurisdictions. The Company had $1,856,000 cash on hand at December 31, 2019 and had $1,891,000 on hand at December 31, 2018.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $50,000 allowance for doubtful accounts is needed at December 31, 2019 and $25,000 allowance was needed at December 31, 2018. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $476,000 at December 31, 2019 and $2,344,000 at December 31, 2018. There have been no material changes in the methodology of these calculations.

Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $898,000 at December 31, 2019 and $957,000 at December 31, 2018.

Contract Assets/Liabilities - Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are generally classified as current. During the years ended December 31, 2019 and December 31, 2018, the Company recognized no impairments on contract assets. Contract liabilities are also generally classified as current. The Company recognized revenue related to contract liabilities. of $1,240,000 at December 31, 2019 and $449,000 at December 31, 2018.

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

Depreciation expense was $8,187,000, $7,361,000 and $6,190,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The Company acquired substantially all of the assets of Horizon Plastics on January 16, 2018, which resulted in approximately $16,770,000 of finite-lived intangibles and $12,994,000 of property, plant and equipment, all of which were recorded at fair value. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2019, 2018 and 2017.

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
Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.
Due to the Company's financial performance and continued depressed stock price, the Company performed a quantitative analysis for both of its reporting units at September 30, 2019. During 2019, the Company incurred a loss of margin in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not been able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value of Horizon Plastics was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill related to the Horizon Plastics reporting unit. The company performed a qualitative assessment at December 31, 2019, indicating no additional goodwill impairment related to the Horizon Plastics reporting unit.

The Company’s annual impairment assessment at December 31, 2018 consisted of a quantitative analysis for both reporting units. It concluded that the carrying value of Core Traditional was greater than the fair value, which resulted in a goodwill impairment charge of $2,403,000, representing all the goodwill related to the Core Traditional reporting unit. The analysis of the Company’s other reporting unit, Horizon Plastics, indicated no goodwill impairment charge, based on historical performance and financial projections at that time, as the excess of the estimated fair value over the carrying value of its invested capital was approximately 23% of the book value of its net assets.
There was no impairment of the Company's goodwill for the year ended December 2017.

Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 12 - Income Taxes.

Self-Insurance - The Company is self-insured with respect to Columbus and Batavia, Ohio, Gaffney, South Carolina, Winona, Minnesota and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2019 and December 31, 2018 of $1,203,000 and $960,000, respectively.

Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 13 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,160,000 at December 31, 2019 and $8,076,000 at December 31, 2018.

Fair Value of Financial Instruments - The Company's financial instruments consist of long-term debt, revolving loans, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 15 - Fair Value of Financial Instruments.

Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. The Company had four major customers during 2019, Navistar, Volvo, PACCAR, and UFP. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. Sales to four major customers comprised 62%, 65% and 65% of total sales in 2019, 2018 and 2017, respectively (see Note 4 - Major Customers). Concentrations of accounts receivable balances with four customers accounted for 49% and 64% of accounts receivable at December 31, 2019 and 2018, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations. Sales to all customers' manufacturing and service locations in Mexico and Canada totaled 34%, 32% and 36% of total sales for 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company employed a total of 1,821 employees, which consisted of 764 employees in its United States operations, 795 employees in its Mexican operations and 262 employees in its Canadian operation. Of these 1,821 employees, 341 are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”), which extends to August 7, 2022, and 635 are covered by a collective bargaining agreement with Sindicato de Jorneleros y Obreros, which extends to December 31, 2019. Additionally, 216 employees at the Company's Cobourg, Canada facility are covered by a collective bargaining agreement with United Food & Commercial Workers Canada ("UFCW"), which extends to November 1, 2021; and 35 employees at the Company's Escobedo, Mexico facility are covered by a collective bargaining agreement with Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M., which extends to February 1, 2020 and an extension is currently being negotiated.

Earnings per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method. A detailed computation of earnings per share is located in Note 3 - Net Income (Loss) per Common Share.

Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $1,171,000, $1,032,000 and $848,000 in 2019, 2018 and 2017.

Foreign Currency Adjustments - The functional currency for the Mexican and Canadian operations is the United States Dollar. All foreign currency asset and liability amounts are remeasured into United States Dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States Dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency translation and transaction activity is included in selling, general and administrative expense. This activity resulted in a gain of $229,000, $88,000 and $30,000 in 2019, 2018 and 2017, respectively.

Recent Accounting Pronouncements
Leases
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

Current expected credit loss (CECL)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under

SEC rules, until January 1, 2023, with revised ASU’s expected to be issued in November 2019. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

3. Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock options and restricted stock under the treasury stock method.

The Company's restricted shares are entitled to receive dividends and voting rights applicable to the Company's common stock, irrespective of any vesting requirement. Accordingly, the restricted shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share. The Company is currently in a net loss position and is therefore not required to present the two-class method; however, in the event the Company is in a net income position, the two-class method must be applied by allocating all earnings during the period to common shares and restricted shares.

The computation of basic and diluted net income (loss) per common share is as follows:

	December 31,
	2019	2018	2017
Net income (loss)	$(15,223,000)	$(4,782,000)	$5,459,000

Weighted average common shares outstanding — basic	7,830,000	7,750,000	7,690,000
Effect of dilutive securities	—	—	57,000
Weighted average common and potentially issuable common shares outstanding — diluted	7,830,000	7,750,000	7,747,000

Basic net income (loss) per common share	$(1.94)	$(0.62)	$0.71
Diluted net income (loss) per common share	$(1.94)	$(0.62)	$0.70

4. Major Customers

The Company had four major customers during 2019, Navistar, Volvo, PACCAR, and UFP. Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to Navistar, Volvo, PACCAR, or UFP would have a material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December 31:

	2019	2018	2017
Navistar product sales	$54,798,000	$52,347,000	$39,609,000
Navistar tooling sales	2,084,000	2,806,000	159,000
Total Navistar sales	56,882,000	55,153,000	39,768,000

Volvo product sales	48,487,000	46,063,000	27,627,000
Volvo tooling sales	262,000	97,000	8,089,000
Total Volvo sales	48,749,000	46,160,000	35,716,000

PACCAR product sales	44,543,000	38,027,000	26,481,000
PACCAR tooling sales	1,525,000	6,425,000	2,932,000
Total PACCAR sales	46,068,000	44,452,000	29,413,000

UFP product sales	25,395,000	27,906,000	—
UFP tooling sales	—	240,000	—
Total UFP sales	25,395,000	28,146,000	—

Other product sales	95,764,000	91,874,000	54,906,000
Other tooling sales	11,432,000	3,700,000	1,870,000
Total other sales	107,196,000	95,574,000	56,776,000

Total product sales	268,987,000	256,217,000	148,623,000
Total tooling sales	15,303,000	13,268,000	13,050,000
Total sales	$284,290,000	$269,485,000	$161,673,000

5. Foreign Operations

Primarily all of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31:

	2019	2018	2017
United States	$178,953,000	$181,207,000	$103,513,000
Mexico	79,761,000	74,029,000	52,496,000
Canada	16,988,000	12,494,000	5,664,000
Other	8,588,000	1,755,000	—
Total	$284,290,000	$269,485,000	$161,673,000

The following table provides information related to the location of property, plant and equipment, net, as of December 31:

	2019	2018
United States	$39,132,000	$37,778,000
Mexico	31,865,000	34,155,000
Canada	8,209,000	8,724,000
Total	$79,206,000	$80,657,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

	2019	2018
Land and land improvements	$6,009,000	$6,009,000
Buildings	43,375,000	43,042,000
Machinery and equipment	118,366,000	108,661,000
Tools, dies, and patterns	1,516,000	1,419,000
Additions in progress	1,615,000	5,014,000
Total	170,881,000	164,145,000
Less accumulated depreciation	(91,675,000)	(83,488,000)
Property, plant and equipment, net	$79,206,000	$80,657,000

Additions in progress at December 31, 2019 and 2018 relate to building improvements and equipment purchases that were not yet completed and placed in service at year end. At December 31, 2019, commitments for capital expenditures in progress were $336,000 and included $158,000 recorded on the balance sheet in accounts payable. At December 31, 2018, commitments for capital expenditures in progress were $3,461,000, and included $871,000 recorded on the balance sheet in accounts payable.

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

The components of lease expense were as follows:

December 31, 2019
Operating lease cost	$1,430,000
Total net lease cost	$1,430,000

Other supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating lease:
Current operating lease right of use assets	$—
Noncurrent operating lease right of use assets	4,484,000
Total operating lease right of use assets	$4,484,000

December 31, 2019
Current operating lease liabilities (A)	$1,304,000
Noncurrent operating lease liabilities	3,119,000
Total operating lease liabilities	$4,423,000

Weighted average remaining lease term (in years):
Operating leases	4.0

Weighted average discount rate:
Operating lease	4.9%
(A) Current operating lease liability included in "Other Accrued Liabilities" on the Consolidated Balance Sheet.

Other information related to leases were as follows:

December 31, 2019
Cash Paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases (B)	$1,455,000
(B)Cash flow from operating lease included in "Prepaid and other assets" on the Consolidated Statements of Cash Flows.

As of December 31, 2019, maturities of lease liabilities were as follows:

Operating Leases
2020	$1,433,000
2021	1,174,000
2022	1,102,000
2023	1,000,000
2024	530,000
Total lease payments	5,239,000
Less:imputed interest	(816,000)
Total lease obligations	4,423,000
Less:current obligations	(1,304,000)
Long-term lease obligations	$3,119,000

As of December 31, 2018, maturities of lease liabilities were as follows:

Operating Leases
2019	$1,291,000
2020	1,099,000
2021	838,000
2022	766,000
2023	661,000
2024 and Thereafter	331,000
Total minimum lease payments	$4,986,000

8. Horizon Plastics Acquisition

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

The acquisition was funded through a combination of cash on hand and borrowings under the Amended and Restated Credit Agreement ("A/R Credit Agreement"), further described in Note 10 - Debt, entered into with KeyBank National Association as Administrative Agent and various other financial institutions on January 16, 2018.

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

	Pro forma for the year ended December 31,
	2018	2017
Net revenue	$272,153,000	$222,015,000
Net income (loss)	(3,788,000)	8,121,000
Net income (loss) per common share:
Basic	(0.49)	1.06
Diluted	(0.49)	1.05

The unaudited pro forma net income includes the following adjustments that would have been recorded had the 2018 acquisition taken place on January 1, 2017.

	Pro forma for the year ended December 31,
	2018	2017
Depreciation expense	$55,000	$50,000
Amortization expense	78,000	1,876,000
Interest (income) expense	(208,000)	1,705,000
Non-recurring transaction costs	(1,289,000)	(596,000)
Income tax expense (benefit)	253,000	(880,000)

9. Goodwill and Intangibles

Goodwill activity for the year ended December 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
Balance at beginning of year	$21,476,000	$2,403,000
Additions	—	21,476,000
Impairment	(4,100,000)	(2,403,000)
Balance at end of year	$17,376,000	$21,476,000

Due to the Company's financial performance and continued depressed stock price, the Company performed a quantitative analysis for both of its reporting units at September 30, 2019. During 2019, the Company incurred a decrease in margin in its Horizon Plastics reporting unit caused by selling price decreases that the Company has not yet been able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value of Horizon Plastics was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill related to the Horizon Plastics reporting unit. The company performed a qualitative assessment at December 31, 2019, indicating no additional goodwill impairment related to the Horizon Plastics reporting unit.

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

Intangible assets at December 31, 2019 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(48,000)	$202,000
Trademarks	10 Years	1,610,000	(315,000)	1,295,000
Non-competition Agreement	5 Years	1,810,000	(709,000)	1,101,000
Developed Technology	7 Years	4,420,000	(1,237,000)	3,183,000
Customer Relationships	10-12 Years	9,330,000	(1,647,000)	7,683,000
Total		$17,420,000	$(3,956,000)	$13,464,000

Intangible assets at December 31, 2018 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(38,000)	$212,000
Trademarks	10 Years	1,610,000	(154,000)	1,456,000
Non-competition Agreement	5 Years	1,810,000	(347,000)	1,463,000
Developed Technology	7 Years	4,420,000	(605,000)	3,815,000
Customer Relationships	10-12 Years	9,330,000	(863,000)	8,467,000
Total		$17,420,000	$(2,007,000)	$15,413,000

The aggregate intangible asset amortization expense was $1,949,000 for the year ended December 31, 2019 and amortization expense is expected to be same each year through the year ended December 31, 2022 and $1,587,000 for the year ended December 31, 2023. The Company incurred $1,869,000 and $50,000 amortization expense for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, future intangible amortization were as follows:

Amortization Expense
2020	$1,949,000
2021	1,949,000
2022	1,949,000
2023	1,602,000
2024	1,587,000
2025 and thereafter	4,428,000
Total intangibles as of December 31, 2019	13,464,000

10. Debt

Long-term debt consists of the following at:

	December 31, 2019	December 31, 2018
Term loans payable, interest at a variable rate (6.30% and 4.34% at December 31, 2019 and 2018, respectively) with monthly payments of interest and quarterly payments of principal through January 2023.	$38,250,000	$41,625,000
Revolving loans, interest at a variable rate (6.04% and 4.39% at December 31, 2019 and 2018, respectively)	12,008,000	17,375,000
Total	50,258,000	59,000,000
Less deferred loan costs	(807,000)	(611,000)
Less current portion	(49,451,000)	(3,230,000)
Long-term debt	$—	$55,159,000

Credit Agreement
On January 16, 2018, the Company entered into an Amended and Restated Credit Agreement ("A/R Credit Agreement") with KeyBank National Association as administrative agent (the "Administrative Agent") and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “U.S. Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the U.S. Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The A/R Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the U.S. Revolving loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics.

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

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required Fixed Charge Coverage Ratio (as defined in the A/R Credit Agreement”) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement, including, (i) the Borrowers shall remain current on all loan payments during the forbearance period, (ii) on or before December 6, 2019, the Administrative Agent and Lenders shall each receive a copy of a report of Huron Consulting Group containing findings and observations in respect of the businesses and operations of the Company and the Borrowers shall deliver a strategic alternative assessment in respect of the Borrowers’ operations and financing, (iii) on or before December 15, 2019, the Administrative Agent and Lenders shall each receive a copy of appraisals of machinery and equipment and inventory appraisals, and the Borrowers shall have determined and proposed a new capital structure to the Administrative

Agent and Lenders, (iv) on or before February 14, 2020, the Borrowers shall have obtained a definitive, written commitment from involved parties and/or lenders providing the basis for implementation of a new capital structure, and (v) on or before March 13, 2020, the Borrowers shall have closed on a new capital structure, acceptable to the Administrative Agents and Lenders. The Forbearance Agreement also implemented a new availability block with respect to the U.S. Revolving Loans portion of the A/R Credit Agreement, reducing availability from $32,500,000 to $28,000,000 and increasing the applicable margin for existing term and revolving loans, as well as increasing the commitment fees on any unused U.S. Revolving Loans.

On March 13, 2020, the Company entered into the first Amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”) with the Lenders. Pursuant to the terms of the Amended Forbearance Agreement, the Company and Lenders agreed to modify certain terms of the Forbearance Agreement and extend the Forbearance Agreement through May 29, 2020. The modifications include (1) a reduction in the U.S. Revolving Loan to $25,000,000 with an availability block of $5,000,000 which can be borrowed with the approval of the lenders, (2) a change of interest rate to LIBOR rate plus 650 basis points, (3) forebear compliance with the leverage covenant and fixed charge covenant through May 29,2020, and (4) implementation of a capital expenditure spend limit of $3,500,000 from the effective date of the Amended Forbearance Agreement through May 29, 2020.
The Amended Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the Credit Agreement through May 29, 2020, as long as the Company satisfies the conditions set forth in the Amended Forbearance Agreement, including, (i) on or before March 31, 2020, the borrowers shall have obtained an executed term sheet from involved parties and/or lenders providing the basis for implementation of a new capital structure and defined due diligence parameters, (ii) on or before May 15, 2020 the Borrowers shall have obtained an executed definitive, written commitment from the New Lenders to enter into a definitive agreement to effect the refinancing, and (iii) on or before May 29, 2020, the borrowers shall have closed on a new capital structure.
As a result of the Amended Forbearance Agreement not extending beyond a year, the Company’s remaining long-term debt under the A/R Credit Agreement, consisting of $49,451,000 in borrowings under the revolving credit commitment and the loan commitments, was classified as a current liability in the Company’s consolidated balance sheet as of December 31, 2019. As a result, the Company’s current liabilities exceeded its current assets by $22,609,000 as of December 31, 2019. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

Term Loans
The $45,000,000 Term Loans were used to finance the acquisition of Horizon Plastics. This commitment has fixed quarterly principal payments payable over a five-year period. Borrowings made pursuant to these loans bear interest, payable monthly at 30 day LIBOR plus a basis point margin spread from 225 to 450 based on the Company's leverage ratio and was set at 450 basis points as of December 31, 2019.

Revolving Loans
The Company has available $28,000,000 of variable rate revolving loans of which $12,008,000 is outstanding as of December 31, 2019. These revolving loans are scheduled to mature in January 2023, and are classified as current on the balance sheet. Borrowings made on the revolving loans bear interest, payable monthly at 30 day LIBOR plus a basis point margin spread from 225 to 450 based on the Company's leverage ratio and was set at 450 basis points as of December 31, 2019.

Annual maturities of long-term debt are as follows:

2020	$49,451,000

Interest Rate Swaps
The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company pays a fixed rate of 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. The fair value of the interest rate swaps was a liability of $706,000 and $65,000 at December 31, 2019 and 2018, respectively. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counter party to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counter party.

Bank Covenants
The Company is required to meet certain financial covenants included in the A/R Credit Agreement with respect to leverage ratios, fixed charge ratios and capital expenditures. As of December 31, 2019, the Company was in default with its fixed charge coverage and leverage ratio covenants associated with the loans made under the A/R Credit Agreement as described above. As a result of this default the Company and the Administrative Agent on behalf of the Lenders entered into a Forbearance Agreement to address the non-compliance and establish milestones for the Company related to restructuring of its existing debt. Effective March 13, 2020, the Company entered into an Amended Forbearance Agreement to modify existing and establish new milestones.

Management is pursuing the restructuring or refinancing of its existing obligations under the A/R Credit Agreement. The Company has engaged Huron Transactional Advisor's to facilitate a full marketing processes for refinancing the A/R Credit Agreement. Management and Huron are evaluating term sheets submitted by potential lending sources. The Company is considering financing options including an asset backed lending facility using the Company’s accounts receivable and inventories as security, term loans secured with the Company’s real estate and machinery and equipment, sale and leaseback of Company owned real estate and potential equity financing. Any new financing remains subject to asset appraisals, field exams, financial projection due diligence, real estate environmental reviews, and other customary legal documentation.

11. Stock Based Compensation

The Company has a Long Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May 2006. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted. The number of shares remaining available for future issuance is 744,697.

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

The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2019		2018		2017
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	349,885	$10.62	141,095	$16.79	158,261	$14.55
Granted	135,268	7.65	315,429	11.32	84,643	19.17
Vested	(117,828)	13.81	(82,067)	16.57	(95,717)	15.25
Forfeited	(23,406)	15.02	(24,572)	16.91	(6,092)	17.93
Unvested - end of year	343,919	$9.37	349,885	$10.62	141,095	$16.79

At December 31, 2019 and 2018, there was $1,923,000 and $2,598,000, respectively, of total unrecognized compensation expense related to restricted stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.8 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2019, 2018 and 2017 was $1,379,000, $1,774,000 and $1,331,000, respectively, and is recorded as selling, general and administrative expense.

During 2017, the Company adopted Accounting Standards Update 2016-09, Compensation - Stock Compensation. The new standard provided for changes to accounting for stock compensation, including excess tax benefits and tax deficiencies related to share based payment awards to be recognized in income tax expense in the reporting period in which they occurred. Tax benefits and tax deficiencies before this update were recorded as an increase or decrease in additional paid in capital. Tax benefits and deficiencies for the years ended December 31, 2019, 2018 and 2017 were a deficiency of $110,000, a deficiency of $33,000 and a benefit of $126,000, respectively.

During 2019, 2018 and 2017, employees surrendered 16,047, 17,180 and 19,533 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

Stock Appreciation Rights
As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company's stock appreciation rights activity for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	—	$—
Granted	226,021	2.57
Exercised	—	—
Forfeited	(3,909)	2.57
Outstanding at the period ended December 31, 2019	222,112	$2.57
Exercisable at the period ended December 31, 2019	29,028	$2.57

The average remaining contractual term for those SARs outstanding at December 31, 2019 is 4.3 years, with no aggregate intrinsic value. At December 31, 2019 and 2018, there was $386,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to SARs. That cost is expected to be recognized over the weighted-average period of 2.3 years.

Total compensation cost related to SARs for the twelve months ended December 31, 2019 and 2018 was $185,000 and $0, respectively, all of which was recorded to selling, general and administrative expense.

12. Income Taxes

Components of the provision for income taxes are as follows:

	2019	2018	2017
Current:
Federal - US	$—	$11,000	$1,993,000
Foreign	685,000	1,023,000	613,000
State and local	20,000	14,000	24,000
	705,000	1,048,000	2,630,000
Deferred:
Federal	738,000	(1,355,000)	(407,000)
Foreign	(1,824,000)	(289,000)	52,000
State and local	26,000	(68,000)	11,000
	(1,060,000)	(1,712,000)	(344,000)
Provision (benefit) for income taxes	$(355,000)	$(664,000)	$2,286,000

A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows:

	2019	2018	2017
Provision at US federal statutory rate	$(3,274,000)	$(1,145,000)	$2,634,000
Adjustments for US tax law changes	—	—	(185,000)
Valuation allowance	3,267,000	—	—
Effect of foreign taxes	(209,000)	213,000	(58,000)
Adoption of ASC 606	—	236,000	—
State and local tax expense	(102,000)	(54,000)	35,000
Other	(37,000)	86,000	(140,000)
Provision (benefit) for income taxes	$(355,000)	$(664,000)	2,286,000

The Tax Cuts and Jobs Act (“the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on certain foreign sourced earnings, provided for acceleration of business asset expensing, and reduced the amount of executive pay that may qualify as a tax deduction, among other changes. FASB ASC 740 required the recognition of the effects of tax law changes in 2017.

During 2017, the Company recorded a net benefit charge related to the re-measurement of the deferred tax balance of $484,000. Additionally, the Company recorded a provisional charge related to the transition tax, net of estimated foreign tax credits, of $299,000.

The Company records excess tax benefits and tax deficiencies related to share based payment awards in income tax expense in the reporting period in which they occurred. Tax benefits and deficiencies for the years ended December 31, 2019, 2018 and 2017 were a deficiency of $110,000 and $33,000 and a benefit of $126,000, respectively.

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

As of December 31, 2019 the Company had a deferred tax asset of $5,293,000 of which $3,267,000 is related to tax positions in the United States, $1,555,000 related to tax positions in Canada and $471,000 related to tax positions in Mexico. During 2019, the Company recorded a valuation allowance against all deferred tax assets in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize net loss carryforwards and other net deferred tax assets in the future. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income and the Company's ability to carryback losses.

Deferred tax assets consist of the following at December 31:

	2019	2018
Current asset (liability):
Net operating loss carryforwards	$4,928,000	$456,000
Interest limitation carryforwards	686,000	394,000
Accrued liabilities	477,000	568,000
Accounts receivable	108,000	521,000
Inventory	587,000	525,000
Other, net	(190,000)	(446,000)
Total current asset	6,596,000	2,018,000

Non-current asset (liability):
Property, plant, and equipment	(5,580,000)	(3,941,000)
Post retirement benefits	2,090,000	1,848,000
Goodwill and finite-lived assets, net	1,973,000	994,000
Other, net	214,000	234,000
Total non-current liability	(1,303,000)	(865,000)
Valuation allowance for deferred tax assets	(3,267,000)	$—
Total deferred tax asset (liability), net	$2,026,000	$1,153,000

At December 31, 2019, the Company had estimated net operating loss carryforwards and interest limitation carryforwards in the U.S. federal jurisdiction of $17,994,000 and $3,120,000, respectively. Both carryforwards do not expire. At December 31, 2019, the Company had estimated net operating loss carryforwards in Canada of $5,772,000, of which $2,116,000 can be carried back to prior years. The remaining $3,656,000 expire in the year 2039.

At December 31, 2019 and 2018 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Mexico, Canada and various state and local jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for the years before 2016, not subject to Mexican income tax examinations by Mexican authorities for the years before 2014 and not subject to Canadian income tax examinations by Canadian authorities for the years before 2018.

13. Post Retirement Benefits

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

The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2019 and 2018 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status available in 2019 and 2018 is for the plan’s year-end at December 31, 2018, and December 31, 2017, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2019	2018		2019	2018
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Red as of 12/31/18	Green as of 12/31/17	Implemented	$971,000	$760,000	Yes	8/7/2022
			Total Contributions:		$971,000	$760,000

(A) The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2018. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week at $1.55 per hour from August 10, 2019 through August 6, 2022.

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

The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2019, 2018 and 2017, and will result in net periodic benefit cost reductions of approximately $496,000 in 2020 and each year thereafter during the amortization period.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2019 and 2018 and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

	Post Retirement Benefits
	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$8,076,000	$9,050,000
Interest cost	285,000	277,000
Unrecognized loss (gain)	1,099,000	(910,000)
Benefits paid, net	(300,000)	(341,000)
Benefit obligation at December 31	$9,160,000	$8,076,000

Plan Assets	—	—

Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(5,610,000)	$(6,106,000)
Net loss	3,634,000	2,652,000
Total	$(1,976,000)	$(3,454,000)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	2.9%	4.0%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31:

	2019	2018	2017
Pension expense:
Multi-employer plan	$971,000	$760,000	$647,000
Defined contribution plans	1,258,000	1,059,000	752,000
Total pension expense	2,229,000	1,819,000	1,399,000

Health and life insurance:
Interest cost	285,000	277,000	298,000
Amortization of prior service costs	(496,000)	(496,000)	(496,000)
Amortization of net loss	117,000	171,000	149,000
Net periodic benefit cost	(94,000)	(48,000)	(49,000)
Total post retirement benefits expense	$2,135,000	$1,771,000	$1,350,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the consolidated balance sheets. For the year ended December 31, 2019, the Company recognized a net actuarial loss of $1,099,000 and for the year ended December 31, 2018 recognized a net actuarial gain of $910,000, both of which were recorded in accumulated other comprehensive income.

Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2019 and 2018 were a net credit of $1,976,000 and $3,454,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2020 consists of a prior service credit of $496,000 and a net loss of $181,000. In addition, 2020 interest expense related to post retirement healthcare is expected to be $237,000, for a total post retirement healthcare net gain of approximately $78,000 in 2020. The Company expects benefits paid in 2020 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 6.0%. The rate is projected to decrease gradually to 5.0% by the year 2025 and remain at that level thereafter. The comparable assumptions for the prior year were 6.2% and 5.0%, respectively.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	1- Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$39,000	$(33,000)
Effect on post retirement benefit obligation	$1,169,000	$(997,000)

The estimated future benefit payments of the health care plan for the next ten years are as follows:

Year	Postretirement Health Care Benefits Plan
2020	$1,233,000
2021	470,000
2022	497,000
2023	519,000
2024	496,000
2025 - 2029	2,438,000

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of December 31, 2019 and December 31, 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of December 31, 2019 and December 31, 2018 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at December 31, 2019 and December 31, 2018 relating to the Company’s interest rate swaps and foreign currency derivatives.

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

Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of December 31, 2019, the Company had no ineffective portion related to the cash flow hedges.

Interest Rate Swaps

The Company entered into interest rate swap contracts to fix the interest rate on an initial aggregate amount of $35,000,000 thereby reducing exposure to interest rate changes. The Company pays a fixed rate of 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 10 - Debt, for additional information.

Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of December 31, 2019:

	Fair Values of Derivatives Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$452,000	Accrued liabilities other	$—
Notional contract values		15,358,000		—
Interest rate swaps	Other non-current assets	—	Other non-current liabilities	706,000
Notional swap values		$—		$29,750,000

As of December 31, 2019, the Company had foreign exchange contracts related to the Mexican Peso and the Candian Dollar with exchange rates ranging from 19.53 to 20.58 and 1.32, respectively

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

The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2019, 2018 and 2017:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2019	2018	2017		2019	2018	2017
Foreign exchange contracts	$1,499,000	$(385,000)	$517,000	Cost of goods sold	$272,000	$68,000	$445,000
				Selling, general and administrative expense	$25,000	$—	$67,000
Interest rate swaps	$(708,000)	$(223,000)	$—	Interest Expense	$(67,000)	$(159,000)	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of Mexican Peso spend.

Non-recurring fair value measurements

See Note 8- Horizon Plastics Acquisition, for non-recurring fair value measurements for the year ended December 31, 2018.

16. Accumulated Other Comprehensive Income

The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2019 and 2018:

	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Total
2018:
Balance at January 1, 2018	$(197,000)	$2,267,000	$2,070,000
Other comprehensive income before reclassifications	(608,000)	910,000	302,000
Amounts reclassified from accumulated other comprehensive income	91,000	(325,000)	(234,000)
Income tax (expense) benefit	102,000	(123,000)	(21,000)
Balance at December 31, 2018	$(612,000)	$2,729,000	$2,117,000

2019:
Balance at January 1, 2019	$(612,000)	$2,729,000	$2,117,000
Other comprehensive income before reclassifications	791,000	(1,102,000)	(311,000)
Amounts reclassified from accumulated other comprehensive income	(230,000)	(379,000)	(609,000)
Income tax (expense) benefit	(140,000)	313,000	173,000
Balance at December 31, 2019	$(191,000)	$1,561,000	$1,370,000

(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in total cost of sales on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 13 - Post Retirement Benefits for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019, 2018 and 2017.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2019:
Product sales	$71,451,000	$75,440,000	$67,511,000	$54,585,000	$268,987,000
Tooling sales	815,000	5,807,000	7,144,000	1,537,000	15,303,000
Net sales	72,266,000	81,247,000	74,655,000	56,122,000	284,290,000
Gross margin	3,149,000	8,491,000	6,484,000	3,382,000	21,506,000
Operating income (loss)	(4,017,000)	1,267,000	(4,657,000)	(4,121,000)	(11,528,000)
Net income (loss)	(3,845,000)	209,000	(6,125,000)	(5,462,000)	(15,223,000)
Net income (loss) per common share:
Basic (1)	$(0.49)	$0.03	$(0.78)	$(0.69)	$(1.94)
Diluted (1)	$(0.49)	$0.03	$(0.78)	$(0.69)	$(1.94)

2018:
Product sales	$59,712,000	$65,225,000	$62,305,000	$68,975,000	$256,217,000
Tooling sales	3,334,000	3,376,000	2,371,000	4,187,000	13,268,000
Net sales	63,046,000	68,601,000	64,676,000	73,162,000	269,485,000
Gross margin	7,885,000	7,897,000	4,862,000	6,497,000	27,141,000
Operating income (loss)	1,125,000	1,418,000	(1,487,000)	(4,156,000)	(3,100,000)
Net income (loss)	518,000	445,000	(1,803,000)	(3,942,000)	(4,782,000)
Net income (loss) per common share:
Basic (1)	$0.07	$0.06	$(0.23)	$(0.51)	$(0.62)
Diluted (1)	$0.07	$0.06	$(0.23)	$(0.51)	$(0.62)

2017:
Product sales	$36,336,000	$36,794,000	$37,593,000	$37,900,000	$148,623,000
Tooling sales	410,000	10,574,000	901,000	1,165,000	13,050,000
Net sales	36,746,000	47,368,000	38,494,000	39,065,000	161,673,000
Gross margin	6,479,000	7,341,000	5,752,000	5,059,000	24,631,000
Operating income	2,554,000	3,173,000	1,394,000	820,000	7,941,000
Net income	1,688,000	2,162,000	855,000	754,000	5,459,000
Net income per common share:
Basic (1)	$0.22	$0.28	$0.11	$0.10	$0.71
Diluted (1)	$0.22	$0.28	$0.11	$0.10	$0.70

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The Company's independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2019, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2020, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2020, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2020, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2020, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2020, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report:

(1) Financial Statements

See Part II, Item 8 hereof.

(2) Financial Statement Schedules and Independent Auditor's Report

The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2019, 2018, and 2017	71

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

March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 13, 2020

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020

*
James L. Simonton	Director	March 13, 2020

*
Thomas R. Cellitti	Director	March 13, 2020

*
James F. Crowley	Director	March 13, 2020

*
Ralph O. Hellmold	Director	March 13, 2020

*
Matthew Jauchius	Director	March 13, 2020

*
Andrew O. Smith	Director	March 13, 2020

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 13, 2020

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2019, 2018 and 2017.

Reserves deducted from asset to which it applies:

Allowance for Doubtful Accounts

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Year
Year Ended December 31, 2019	$25,000	$4,000	$36,000	$15,000	$50,000
Year Ended December 31, 2018	$—	$25,000	$—	$—	$25,000
Year Ended December 31, 2017	$—	$—	$—	$—	$—

Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/Charged to Costs & Expenses	Charged to Other Accounts	Deductions (B)	Balance at End of Year
Year Ended December 31, 2019	$2,344,000	$1,316,000	$—	$3,184,000	$476,000
Year Ended December 31, 2018	$857,000	$2,639,000	$—	$1,152,000	$2,344,000
Year Ended December 31, 2017	$309,000	$981,000	$—	$433,000	$857,000

(A) Amount represents uncollectible accounts written off.
(B) Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement Dated as of September 12, 1996, As amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 Between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc. and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed March 23, 2015

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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2018

10 (b)(1)
First Amendment to A/R Credit Agreement, dated as of March 14, 2019, among Core Molding Technologies, Inc., Horizon Plastics International Inc., KeyBank National Association and the lenders named therein.

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2019

10 (b)(2)
Forbearance Agreement, dated as of November 22, 2019, March 14, 2019, among Core Molding Technologies, Inc., Horizon Plastics International Inc., the lenders named therein, KeyBank National Association and Core Composites Corporation

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 27, 2019

10 (b)(3)
First Amendment to Forbearance Agreement, dated as of March 13, 2020, among Core Molding Technologies, Inc., Horizon Plastics International Inc., the lenders named therein, KeyBank National Association and Core Composites Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 13, 2020

10(c)	Reimbursement Agreement, dated April 1, 1998, by and between Core Molding Technologies, Inc. and KeyBank National Association	Incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2003

10(d)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

10(d)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006) [2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(e)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 2003
10(e)(1)	Letter Agreement Regarding Terms and Conditions of Interest Rate Swap Agreement between KeyBank National Association and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10(i)(1) to Annual Report on Form 10-K for the year ended December 31, 2008

10(f)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2017

10(g)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[2]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A, dated April 8, 2016

Exhibit No.	Description	Location

10(h)	Form of Amended and Restated Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 29, 2008

10(i)	Form of Amended and Restated Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 4, 2008

10(j)	Form of Executive Severance Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated May 23, 2006

10(k)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(l)	Form of Award for Stock Appreciation Rights between Core Molding Technologies, Inc. and certain executive officers	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2019

10(o)	Form of Executive Employment Agreement, dated October 3, 2018, between David L. Duvall and Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 16, 2018.
11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

21	List of Subsidiaries	Filed Herein

23	Consent of Crowe LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 13, 2020, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 13, 2020, pursuant to 18 U.S.C. Section 1350	Filed Herein
101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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