Form 10-Q
period 2020-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2020-05-11
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 8, 2020, the latest practicable date, 8,213,479 shares of the registrant’s common stock were issued and outstanding.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$64,023,000	$72,266,000

Cost of sales	53,257,000	69,117,000

Gross margin	10,766,000	3,149,000

Selling, general and administrative expense	6,505,000	7,166,000

Operating income (loss)	4,261,000	(4,017,000)

Other income and expense
Interest expense	1,174,000	896,000
Net periodic post-retirement benefit	(20,000)	(24,000)
Total other income and expense	1,154,000	872,000

Income (loss) before taxes	3,107,000	(4,889,000)

Income tax benefit	(4,854,000)	(1,044,000)

Net income (loss)	$7,961,000	$(3,845,000)

Net income (loss) per common share:
Basic	$0.97	$(0.49)
Diluted	$0.97	$(0.49)
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$7,961,000	$(3,845,000)

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(1,674,000)	524,000
Income tax benefit (expense)	360,000	(134,000)

Interest rate swaps:
Unrealized hedge loss	(783,000)	(254,000)
Income tax benefit	178,000	58,000

Post retirement benefit plan adjustments:
Net actuarial gain	45,000	29,000
Prior service costs	(124,000)	(124,000)
Income tax benefit	17,000	20,000

Comprehensive income (loss)	$5,980,000	$(3,726,000)
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2020	December 31,
	(Unaudited)	2019
Assets:
Current assets:
Cash and cash equivalents	$1,422,000	$1,856,000
Accounts receivable, net	28,035,000	32,424,000
Inventories, net	19,632,000	21,682,000
Income Tax receivable	6,193,000	652,000
Prepaid expenses and other current assets	3,823,000	4,611,000
Total current assets	59,105,000	61,225,000

Right of use asset	4,159,000	4,484,000
Property, plant and equipment, net	77,419,000	79,206,000
Goodwill	17,376,000	17,376,000
Intangibles, net	12,977,000	13,464,000
Other non-current assets	3,680,000	3,551,000
Total Assets	$174,716,000	$179,306,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$44,162,000	$49,451,000
Accounts payable	12,418,000	19,910,000
Contract liabilities	2,654,000	3,698,000
Compensation and related benefits	5,790,000	5,515,000
Accrued other liabilities	7,431,000	5,260,000
Total current liabilities	72,455,000	83,834,000

Other non-current liabilities	3,626,000	3,119,000
Post retirement benefits liability	7,913,000	7,927,000
Total Liabilities	$83,994,000	$94,880,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,882,716 at March 31, 2020 and 7,877,945 December 31, 2019	79,000	79,000
Paid-in capital	35,088,000	34,772,000
Accumulated other comprehensive income (loss), net of income taxes	(611,000)	1,370,000
Treasury stock - at cost, 3,806,355 at March 31, 2020 and December 31, 2019	(28,501,000)	(28,501,000)
Retained earnings	84,667,000	76,706,000
Total Stockholders’ Equity	90,722,000	84,426,000
Total Liabilities and Stockholders’ Equity	$174,716,000	$179,306,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

For the three months ended March 31, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	7,776,164	$78,000	$33,208,000	$2,117,000	$(28,403,000)	$91,929,000	$98,929,000
Net loss						(3,845,000)	(3,845,000)
Change in post retirement benefits, net of tax benefit of $20,000				(75,000)			(75,000)
Unrealized foreign currency hedge gain, net of tax of $134,000				390,000			390,000
Change in interest rate swaps, net of tax benefit of $58,000				(196,000)			(196,000)
Restricted stock vested	8,997	—					—
Share-based compensation			350,000				350,000
Balance at March 31, 2019	7,785,161	$78,000	$33,558,000	$2,236,000	$(28,403,000)	$88,084,000	$95,553,000

For the three months ended March 31, 2020:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	7,877,945	$79,000	$34,772,000	$1,370,000	$(28,501,000)	$76,706,000	$84,426,000
Net income						7,961,000	7,961,000
Change in post retirement benefits, net of tax benefit of $17,000				(62,000)			(62,000)
Unrealized foreign currency hedge loss, net of tax benefit of $360,000				(1,314,000)			(1,314,000)
Change in interest rate swaps, net of tax benefit of $178,000				(605,000)			(605,000)
Restricted stock vested	4,771	—					—
Share-based compensation			316,000				316,000
Balance at March 31, 2020	7,882,716	$79,000	$35,088,000	$(611,000)	$(28,501,000)	$84,667,000	$90,722,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,961,000	$(3,845,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,823,000	2,562,000
Deferred income tax	517,000	—
Share-based compensation	316,000	350,000
Gain on foreign currency translation	(74,000)	(19,000)
Change in operating assets and liabilities:
Accounts receivable	4,389,000	(5,844,000)
Inventories	2,050,000	(350,000)
Prepaid and other assets	(4,882,000)	1,396,000
Accounts payable	(7,444,000)	7,441,000
Accrued and other liabilities	(184,000)	1,300,000
Post retirement benefits liability	(93,000)	(106,000)
Net cash provided by operating activities	5,379,000	2,885,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(456,000)	(3,404,000)
Net cash used in investing activities	(456,000)	(3,404,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(38,814,000)	(51,277,000)
Gross borrowings on revolving line of credit	34,582,000	51,961,000
Payment of principal on term loans	(1,125,000)	(844,000)
Payment of deferred loan costs	—	(422,000)
Net cash used in financing activities	(5,357,000)	(582,000)

Net change in cash and cash equivalents	(434,000)	(1,101,000)

Cash and cash equivalents at beginning of period	1,856,000	1,891,000

Cash and cash equivalents at end of period	$1,422,000	$790,000

Cash paid for:
Interest	$1,088,000	$858,000
Income taxes	$185,000	$808,000
Non cash:
Fixed asset purchases in accounts payable	$184,000	$1,028,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2020, and the results of operations and cash flows for the three months ended March 31, 2020. The Company has reclassified certain prior-year amounts to conform to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, should be read in conjunction with these consolidated financial statements.

Core Molding Technologies and its subsidiaries operate in the composites market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of two component reporting units, Core Traditional and Horizon Plastics. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), bulk molding compounds ("BMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, glass mat thermoplastics ("GMT"), direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). As of March 31, 2020, Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All produce structural composite products.

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Going Concern: Under FASB ASU 2014-15, “Presentation of Financial Statements - Going Concern,” management is required to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and to provide related financial disclosures, as applicable. Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As further discussed in Note 11, "Debt", as of March 31, 2020, the Company was not in compliance with the leverage and fixed charge coverage ratio requirements under the Company's Amended and Restated Credit Agreement, dated January 16, 2018 (the “A/R Credit Agreement”), with KeyBank National Association as the administrative agent (the "Administrative Agent") and various other financial institutions thereto as lenders (the "Lenders").

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required fixed charge coverage ratio (as defined in the A/R Credit Agreement) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the loan documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement. See additional detail in Note 11, "Debt".

On March 13, 2020, the Company entered into the first Amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”) with the Lenders. The Amended Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the loan documents described in the A/R Credit Agreement through May 29, 2020, as long as the Company satisfies the conditions set forth in the Amended Forbearance Agreement. See additional detail in Note 11, "Debt". As a result of non-compliance with the Amended Forbearance Agreement and A/R Credit Agreement, the Company’s remaining borrowings under the A/R Credit Agreement, consisting of $44,901,000 in borrowings under the revolving credit commitment and the loan commitments, were classified as a current liability in the Company’s consolidated balance sheet as of March 31, 2020. As a result, the Company’s current liabilities exceeded its current assets by $13,350,000 as of March 31, 2020. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

While the Company has executed an Amended Forbearance Agreement with existing Lenders, it has not met all the conditions of the Amended Forbearance Agreement. The Company cannot predict if the Lenders will exercise their rights and remedies under the A/R Credit Agreement beyond the term of the Amended Forbearance Agreement. Additionally, since the Company has no firm commitments for additional financing, there can be no assurances that the Company will be able to secure additional financing. As there can be no assurance that the Company will be able to successfully implement its refinancing plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company's consolidated financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Management has been executing on its turnaround plan that started in December of 2018 and has been successful in improving equipment uptime, improving employee retention and reducing premium freight costs for expediting shipments to customers. The Company’s financial results in the quarter ending March 31, 2020 reflect the operational improvements implemented in 2019 as the Company returned to operational profitability. Management believes that the operational turnaround is complete and is now focused on continuous improvement and operational excellence. Management has, or is in the process of taking, the following continuous improvement actions which will further improve financial performance at its operating facilities:

•	Implemented quality management systems that provide for continual improvement, defect prevention and reduction of variation and waste in manufacturing processes

•	Improved inventory management systems to reduce stock outage events which cause downtime and labor inefficiency

•	Implementation of improved mold and waterjet fixture change procedures to reduce production equipment downtime.

•	Conducted value add/value engineer projects with customers to remove waste from the operating process and reduce cost

•	Implementation of focused problem solving to improve quality and reduce scrap costs

•	Implemented cost saving measures and actions to align controllable spending and labor workforce to reduced sales volumes in the current market as a result of the COVID-19 pandemic

•	Implemented technical training programs specific to the Company’s products and processes

•	Improved free cash flow through improved terms with customers and vendors

•	Utilization of Kaizen techniques, process mapping and multi-functional problem solving teams to improve operational performance and reduce waste

The Company recorded a tax receivable of $6,155,000 for the three months ended March 31, 2020, due to tax law changes made by the Coronavirus Aid Relief and Economic Security Act (the "CARES Act") which will allow the Company to carryback tax net operating losses, see Note 12, "Income Taxes". The funds from the utilization of the net operating losses will provide additional financial resources for the Company to operate the business and refinance its existing debt.

The Company’s current and potential new lenders have been provided with the Company’s most recent improved results. Based on the updated results, the Company received multiple refinancing term sheets, but the refinancing process has been delayed due to the current capital market being affected by COVID-19. As a result of COVID-19 restrictions, several of the Company’s major customers suspended operations during April due to reduced demand and the impact of government regulations and mandates. The Company has begun to increase production starting May 4, 2020 and expects to increase production throughout the month of May as customers come back online and supply chains stabilize. Potential new lenders require Company’s customers to resume operations before proceeding with refinancing. The Company is currently negotiating a forbearance amendment with its current lenders to extend the Company’s current amended forbearance agreement.
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
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $105,000 and $50,000 at March 31, 2020 and December 31, 2019, respectively.
Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $368,000 at March 31, 2020 and $476,000 at December 31, 2019.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $915,000 at March 31, 2020 and $898,000 at December 31, 2019.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $565,000 as of March 31, 2020 and $888,000 at December 31, 2019. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. During the three months ended March 31, 2020, the Company recognized no impairments on contract assets. Contract liabilities are also generally classified as current within other current liabilities on the Consolidated Balance Sheets. For the three months ended March 31, 2020, the Company recognized $554,000 amount of revenue from contract liabilities outstanding as of December 31, 2019.
Income Taxes: The Company’s Consolidated Balance Sheets include a net non-current deferred tax asset of $2,026,000 for the Canadian and Mexican tax jurisdictions and a net non-current deferred tax liability of $517,000 for the U.S. tax jurisdiction at March 31, 2020. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 12, "Income Taxes", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Derivative Instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates on long term debt obligations. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income. For additional information on derivative instruments, see Note 14, "Fair Value of Financial Instruments".

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2020 or March 31, 2019.
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

There were no indicators of impairment for the three months ended March 31, 2020 that would trigger additional analysis; however, should the Company experience a prolonged suspension of operations due to COVID-19, the Company may incur goodwill and intangible impairment charges in the future.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at March 31, 2020 and December 31, 2019 of $961,000 and $1,203,000, respectively.
Post-retirement benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 13, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,146,000 at March 31, 2020 and $9,160,000 at December 31, 2019.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Current expected credit loss (CECL)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In November 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under SEC rules, until fiscal years beginning after December 15, 2022. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

Facilitation of the Effects of Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.

4. NET INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to the Company's common shares. The Company uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards.

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$7,961,000	$(3,845,000)
Less: net income allocated to participating securities	321,000	—
Net income (loss) available to common shareholders	7,640,000	(3,845,000)

Weighted average common shares outstanding — basic	7,882,000	7,779,000
Effect of dilutive securities	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	7,882,000	7,779,000

Basic net income (loss) per common share	$0.97	$(0.49)
Diluted net income (loss) per common share	$0.97	$(0.49)

5. MAJOR CUSTOMERS
The Company had five major customers during the three months ended March 31, 2020, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), Universal Forest Products, Inc. (“UFP”), PACCAR, Inc. (“PACCAR”) and BRP, Inc. (“BRP”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers would have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Navistar product sales	$10,667,000	$14,253,000
Navistar tooling sales	98,000	39,000
Total Navistar sales	10,765,000	14,292,000

Volvo product sales	7,573,000	14,515,000
Volvo tooling sales	1,525,000	107,000
Total Volvo sales	9,098,000	14,622,000

UFP product sales	8,987,000	6,121,000
UFP tooling sales	—	—
Total UFP sales	8,987,000	6,121,000

PACCAR product sales	7,949,000	11,812,000
PACCAR tooling sales	207,000	173,000
Total PACCAR sales	8,156,000	11,985,000

BRP product sales	7,247,000	5,547,000
BRP tooling sales	220,000	91,000
Total BRP sales	7,467,000	5,638,000

Other product sales	19,507,000	19,203,000
Other tooling sales	43,000	405,000
Total other sales	19,550,000	19,608,000

Total product sales	61,930,000	71,451,000
Total tooling sales	2,093,000	815,000
Total sales	$64,023,000	$72,266,000

6. INVENTORY

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$13,328,000	$13,041,000
Work in process	1,684,000	1,818,000
Finished goods	4,620,000	6,823,000
	$19,632,000	$21,682,000

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.

7. LEASES

The Company has operating leases with fixed payment terms for certain buildings and warehouses. The Company's leases have remaining lease terms of less than one year to five years, some of which include options to extend the lease for five years. Operating leases are included in operating lease right-of-use ("ROU") assets, and operating lease liabilities in the Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$357,000	$429,000
Total net lease cost	$357,000	$429,000

Other supplemental balance sheet information related to leases was as follows:

	Three Months Ended
	March 31,	December 31,
	2020	2019
Operating Leases:
Operating lease right of use assets	4,159,000	4,484,000
Total operating lease right of use assets	$4,159,000	$4,484,000

Current operating lease liabilities(A)	$987,000	$1,304,000
Noncurrent operating lease liabilities	3,109,000	3,119,000
Total operating lease liabilities	$4,096,000	$4,423,000

Weighted average remaining lease term (in years):
Operating leases	4.0	4.0

Weighted average discount rate:
Operating leases	4.9%	4.9%

(A)Current operating lease liabilities are included in accrued other liabilities on the Consolidated Balance Sheets.

Other information related to leases were as follows:

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(B)	$357,000	$429,000

(B)Cash flow from operating lease included in "Prepaid and other assets" on the Consolidated Statements of Cash Flows.
As of March 31, 2020, maturities of lease liabilities were as follows:

Operating Leases
2020 (remainder of year)	$1,075,000
2021	1,174,000
2022	1,102,000
2023	1,000,000
2024	530,000
Total lease payments	4,881,000
Less: imputed interest	(785,000)
Total lease obligations	4,096,000
Less: current obligations	(987,000)
Long-term lease obligations	$3,109,000

As of December 31, 2019, maturities of lease liabilities were as follows:

Operating Leases
2020	$1,433,000
2021	1,174,000
2022	1,102,000
2023	1,000,000
2024	530,000
Total lease payments	5,239,000
Less: imputed interest	(816,000)
Total lease obligations	4,423,000
Less: current obligations	(1,304,000)
Long-term lease obligations	$3,119,000

8. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	March 31, 2020	December 31, 2019
Property, plant and equipment	$171,363,000	$170,881,000
Accumulated depreciation	(93,944,000)	(91,675,000)
Property, plant and equipment — net	$77,419,000	$79,206,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2020 and 2019 was $2,269,000 and $2,026,000, respectively. Amounts invested in capital additions in progress were $1,327,000 and $1,615,000 at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, purchase commitments for capital expenditures in progress were $694,000 and $336,000, respectively.

9. GOODWILL AND INTANGIBLES

Goodwill activity for the three months ended March 31, 2020 consisted of the following:

Balance at December 31, 2019	$17,376,000
Additions	—
Impairment	—
Balance at March 31, 2020	$17,376,000

Intangible assets at March 31, 2020 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(50,000)	$200,000
Trademarks	10 Years	1,610,000	(355,000)	1,255,000
Non-competition Agreement	5 Years	1,810,000	(799,000)	1,011,000
Developed Technology	7 Years	4,420,000	(1,395,000)	3,025,000
Customer Relationships	10-12 Years	9,330,000	(1,844,000)	7,486,000
Total		$17,420,000	$(4,443,000)	$12,977,000

The aggregate intangible asset amortization expense was $487,000 for the three months ended March 31, 2020 and 2019.

Intangible assets at December 31, 2019 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(48,000)	$202,000
Trademarks	10 Years	1,610,000	(315,000)	1,295,000
Non-competition Agreement	5 Years	1,810,000	(709,000)	1,101,000
Developed Technology	7 Years	4,420,000	(1,237,000)	3,183,000
Customer Relationships	10-12 Years	9,330,000	(1,647,000)	7,683,000
Total		$17,420,000	$(3,956,000)	$13,464,000

10. POST RETIREMENT BENEFITS
The components of expense for the Company's post-retirement benefit plans for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
Pension expense:
Multi-employer plan	$246,000	$231,000
Defined contribution plan	293,000	261,000
Total pension expense	539,000	492,000

Health and life insurance:
Interest cost	59,000	71,000
Amortization of prior service costs	(124,000)	(124,000)
Amortization of net loss	45,000	29,000
Net periodic benefit cost	(20,000)	(24,000)

Total post retirement benefits expense	$519,000	$468,000

The Company made payments of $262,000 to pension plans and $73,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2020. For the remainder of 2020, the Company expects to make approximately $1,736,000 of pension plan payments, of which $842,000 was accrued at March 31, 2020. The Company also expects to make approximately $1,160,000 of post-retirement healthcare and life insurance payments for the remainder of 2020, all of which were accrued at March 31, 2020.

11. DEBT
Debt consists of the following:

	March 31, 2020	December 31, 2019
Term loans, interest at a variable rate (7.50% at March 31, 2020 and 6.30% at December 31, 2019) with monthly payments of interest and quarterly payments of principal through January 2023	$37,125,000	$38,250,000
Revolving loans, interest at a variable rate (6.62% at March 31, 2020 and 6.04% at December 31, 2019)	7,776,000	12,008,000
Total	44,901,000	50,258,000
Less deferred loan costs	(739,000)	(807,000)
Less current portion	(44,162,000)	(49,451,000)
Long-term debt	$—	$—

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

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the U.S. Revolving Loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. Interest is payable monthly at one month LIBOR plus a basis point margin of 650 basis points.

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

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required Fixed Charge Coverage Ratio (as defined in the A/R Credit Agreement) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement, including, (i) the Borrowers shall remain current on all loan payments during the forbearance period, (ii) on or before December 6, 2019, the Administrative Agent and Lenders shall each receive a copy of a report of Huron Consulting Group containing findings and observations in respect of the businesses and operations of the Company and the Borrowers shall deliver a strategic alternative assessment in respect of the Borrowers’ operations and financing, (iii) on or before December 15, 2019, the Administrative Agent and Lenders shall each receive a copy of appraisals of machinery and equipment and inventory appraisals, and the Borrowers shall have determined and proposed a new capital structure to the Administrative Agent and Lenders, (iv) on or before February 14, 2020, the Borrowers shall have obtained a definitive, written commitment from involved parties and/or lenders providing the basis for implementation of a new capital structure, and (v) on or before March 13, 2020, the Borrowers shall have closed on a new capital structure, acceptable to the Administrative Agents and Lenders. The Forbearance Agreement also implemented a new availability block with respect to the U.S. Revolving Loans portion of the A/R Credit Agreement, reducing availability from $32,500,000 to $28,000,000 and increasing the applicable margin for existing term and revolving loans, as well as increasing the commitment fees on any unused U.S. Revolving Loans.

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
Due to the COVID-19 pandemic, several of the Company’s customers have suspended operations due to reduced demand and government regulations and mandates. As a result of customer demand reductions, the Company temporarily ceased operations at several of its manufacturing facilities. Because of the temporary shutdown of the Company's facilities and the economic uncertainty due to the pandemic, the Company’s ability to complete a refinancing has been delayed. Potential lenders are requiring the reestablishment of normal operations in order to proceed with a refinancing. The Company and its current lenders are negotiating an extension of the forbearance agreement that will allow the Company to continue with its refinancing efforts once operations resume.

As a result of non-compliance with the Amended Forbearance Agreement and A/R Credit Agreement, the Company’s remaining borrowings under the A/R Credit Agreement, consisting of $44,901,000 under the revolving credit commitment and the term loan commitments, were classified as a current liability in the Company’s consolidated balance sheet as of March 31, 2020. As a result, the Company’s current liabilities exceeded its current assets by $13,350,000 as of March 31, 2020. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

The Company has unblocked maximum availability of $20,000,000 of variable rate revolving loans of which $7,776,000 is outstanding as of March 31, 2020.

Bank Covenants

The Company is required to meet certain financial covenants included in the A/R Credit Agreement with respect to leverage ratios, fixed charge ratios and capital expenditures. As of March 31, 2020, the Company was in default with its fixed charge coverage and leverage ratio covenants associated with the loans made under the A/R Credit Agreement as described above. As a result of this default the Company and the Administrative Agent on behalf of the Lenders entered into an Amended Forbearance Agreement to address the non-compliance and establish milestones for the Company related to restructuring of its existing debt.

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

Interest Rate Swaps

The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. The fair value of the interest rate swap was a liability of $1,489,000 and $706,000 at March 31, 2020 and December 31, 2019, respectively. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.

12. INCOME TAXES
The Company’s Consolidated Balance Sheets include a net non-current deferred tax asset of $2,026,000 for the Canadian and Mexican tax jurisdictions and a net non-current deferred tax liability of $517,000 for the U.S. tax jurisdiction at March 31, 2020. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of March 31, 2020 and December 31, 2019, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax benefit for the three months ended March 31, 2020 is estimated to be $4,854,000, approximately 156% of the income before income taxes. Income tax benefit for the three months ended March 31, 2019 was estimated to be $1,044,000, or approximately 21% of income before income taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions, including allowing net operating losses to be carried back five years versus an indefinite carryforward. The Company plans to carry back net operating losses incurred in 2018 and 2019 under this new law, resulting in an income tax receivable of $6,155,000 that is expected to be received this fiscal year, as well as an income tax benefit of $5,638,000 that is realized this quarter. The income tax benefit consists of the reversal of the full valuation allowance against net deferred tax assets in the United States for approximately $3,267,000. It also consists of a rate benefit of $2,371,000 based on the losses being carried back to years where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current U.S. statutory tax rate.

The Company files income tax returns in the U.S., Mexico, Canada and various state jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2016, not subject to Mexican income tax examinations by Mexican authorities for years prior to 2014 and not subject to Canadian tax examinations by Canadian authorities for years prior to 2018.

13. STOCK BASED COMPENSATION
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
Restricted Stock
The Company grants shares of its common stock to certain directors, officers, key managers and employees in the form of unvested stock and units (“Restricted Stock”). These awards are recorded at the market value of the Company's common stock on the date of issuance and amortized ratably as compensation expense over the applicable vesting period, which is typically three years. The Company adjusts compensation expense for actual forfeitures, as they occur.
The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	343,919	$9.37
Granted	—	—
Vested	(4,771)	17.92
Forfeited	(8,385)	13.72
Unvested balance at March 31, 2020	330,763	$9.14

At March 31, 2020 and 2019, there was $1,292,000 and $2,349,000, respectively, of total unrecognized compensation expense, related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.3 years. Total compensation cost related to restricted stock grants for the three months ended March 31, 2020 and 2019 was $292,000 and $350,000, respectively, all of which was recorded to selling, general and administrative expense.

During the three months ended March 31, 2020 and 2019, employees surrendered no shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Stock Appreciation Rights

As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company's stock appreciation rights activity for the quarter ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	222,112	$2.57
Granted	—	—
Exercised	—	—
Forfeited	(27,266)	2.57
Outstanding at the period ended March 31, 2020	194,846	$2.57
Exercisable at the period ended March 31, 2020	29,028	$2.57

The average remaining contractual term for those SARs outstanding at March 31, 2020 is 4.1 years, with no aggregate intrinsic value. At March 31, 2020 and 2019, there was $292,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to SARs. Total compensation cost related to SARs for the three months ended March 31, 2020 and 2019 was $24,000 and $0, respectively, all of which was recorded to selling, general and administrative expense. That cost is expected to be recognized over the weighted-average period of 2.1 years.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2020 and December 31, 2019 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of March 31, 2020 and December 31, 2019 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at March 31, 2020 and December 31, 2019 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of March 31, 2020, the Company had no ineffective portion related to the cash flow hedges.
Interest Rate Swaps
The Company entered into interest rate swap contracts to fix the interest rate on an initial aggregate amount of $35,000,000 thereby reducing exposure to interest rate changes. The Company pays a fixed rate of approximately 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 11, "Debt", for additional information.
Financial Statement Impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	March 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued other liabilities	$1,222,000
Notional contract values		$—		$7,699,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$1,489,000
Notional swap values		$—		$28,875,000

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$452,000	Accrued other liabilities	$—
Notional contract values		$15,358,000		$—
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$706,000
Notional swap values		$—		$29,750,000
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31, 2020 and 2019:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2020	2019		2020	2019
Foreign exchange contracts	$(1,745,000)	$701,000	Cost of goods sold	$(58,000)	$148,000
			Selling, general and administrative expense	$(13,000)	$31,000
Interest rate swaps	$(833,000)	$(252,000)	Interest expense	$(50,000)	$1,000

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Income (Loss), net of tax, for the three months ended March 31, 2020 and 2019:

2019:	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(612,000)	$2,729,000	$2,117,000
Other comprehensive income before reclassifications	449,000	—	449,000
Amounts reclassified from accumulated other comprehensive income (loss)	(179,000)	(95,000)	(274,000)
Income tax benefit (expense)	(76,000)	20,000	(56,000)
Balance at March 31, 2019	$(418,000)	$2,654,000	$2,236,000

2020:
Balance at December 31, 2019	$(191,000)	$1,561,000	$1,370,000
Other comprehensive income (loss) before reclassifications	(2,578,000)	—	(2,578,000)
Amounts reclassified from accumulated other comprehensive income (loss)	121,000	(79,000)	42,000
Income tax benefit	538,000	17,000	555,000
Balance at March 31, 2020	$(2,110,000)	$1,499,000	$(611,000)

(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in other income and expense on the Consolidated Statements of Income. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 10, "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Income.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this report: business conditions in the plastics, transportation, marine and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; the adverse impact of coronavirus (COVID-19) global pandemic on our business, results of operations, financial position, liquidity or cash flow, as well as impact on customers and supply chains; safety and security conditions in Mexico and Canada; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 46% and 60% of the Company’s product revenue for the three months ended March 31, 2020 and 2019, respectively.

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

Three Months of 2020 Overview
Product sales for the three months ended March 31, 2020 decreased 13% compared to the same period in 2019. Operating income increased from a loss of $4,017,000 to profit of $4,261,000 for the three months ended March 31, 2020 compared to the same period a year ago. Lower demand from our truck customers was the primary driver of the sales decrease, while the increase in operating income was largely due to increased manufacturing efficiencies and cost savings at several of the Company's facilities and lower operating and SG&A costs.

For the three months ended March 31, 2020, product sales to truck customers decreased by 34% compared to the same period in 2019, as a result of a cyclical downturn in the truck market. According to ACT Research, North American heavy-duty truck production decreased approximately 28% for the three months ended March 31, 2020 compared to the same period in 2019.

For the three months ended March 31, 2020, the Company recorded net income of $7,961,000, or $0.97 per basic and diluted share, compared with net loss of $3,845,000, or $(0.49) per basic and diluted share for the three months ended March 31, 2019. Net income in 2020 was favorably impacted by $5,638,000, or $0.69 per share, as a result of tax valuation allowance reversal and a tax rate benefit, which due to tax law changes can be carried back to offset taxable income in 2013 through 2017.

Looking forward, the Company expects a changing demand environment associated with COVID-19 and the concurrent unfolding market dynamics. Among other items, demand deterioration for the remainder of the fiscal year, particularly in the second quarter, is anticipated. Future developments such as a longer duration than assumed or a rebound in the spread of COVID-19, further actions taken by governmental authorities, including potential shutdowns of our operations, or delays in the stabilization and recovery of economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers.

Results of Operations

Three Months Ended March 31, 2020, as Compared to Three Months Ended March 31, 2019

Net sales for the three months ended March 31, 2020 and 2019 totaled $64,023,000 and $72,266,000, respectively. Included in total sales were tooling project sales of $2,093,000 and $815,000 for the three months ended March 31, 2020 and 2019, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2020 were approximately $61,930,000 compared to $71,451,000 for the same period in 2019. This decrease in sales is primarily the result of lower demand from truck customers.

Gross margin was approximately 17% of sales for the three months ended March 31, 2020, compared with 4% for the three months ended March 31, 2019. The gross margin percentage increase was due to a favorable net change in product mix and manufacturing efficiency of 11% and a favorable net change in selling price and material costs of 2%.

Selling, general and administrative expense (“SG&A”) was $6,505,000 for the three months ended March 31, 2020, compared to $7,166,000 for the three months ended March 31, 2019. The decrease in SG&A expense primarily resulted from lower costs from outside service and professional fees of $976,000, offset by higher labor and benefit costs of $541,000.

Interest expense totaled $1,174,000 for the three months ended March 31, 2020, compared to interest expense of $896,000 for the three months ended March 31, 2019. The increase in interest expense was due to a forbearance amendment fee of $225,000 and higher interest rates during the three months ended March 31, 2020, when compared to the same period in 2019.

Income tax benefit for the three months ended March 31, 2020 was 156% of income before income taxes, and income tax benefit for the three months ended March 31, 2019 was 21% of the loss before income taxes. The effective rate in 2020 includes the impact of reversing the full valuation allowance against net deferred tax assets in the United States of approximately $3,267,000 and a rate benefit of $2,371,000 based on the losses being carried back to years where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current U.S. statutory tax rate.

The Company recorded net income for the three months ended March 31, 2020 of $7,961,000, or $0.97 per basic and diluted share, compared with a net loss of $3,845,000, or $(0.49) per basic and diluted share, for the three months ended March 31, 2019.

Comprehensive income totaled $5,980,000 for the three months ended March 31, 2020, compared to comprehensive loss of $3,726,000 for the same period ended March 31, 2019. The increase was primarily related to higher net income of $11,806,000, offset by unrealized losses of $2,113,000 attributable to derivatives.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of March 31, 2020, the Company had outstanding foreign exchange contracts with notional amounts totaling $7,699,000, compared to $15,358,000 outstanding as of December 31, 2019. As of March 31, 2020, the Company also had outstanding interest rate swaps with notional amounts totaling $28,875,000, compared to $29,750,000 outstanding as of December 31, 2019.

Cash provided by operating activities for the three months ended March 31, 2020 totaled $5,379,000. Net income of $7,961,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $2,823,000. Changes in working capital decreased cash provided by operating activities by $6,164,000, which primarily related to changes in accounts payable and other prepaid assets, offset by changes in accounts receivable and inventory due to the decrease in sales.

At March 31, 2020, the Company had $1,422,000 cash on hand, and an available balance on the revolving line of credit of $12,224,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Cash used in investing activities for the three months ended March 31, 2020 was $456,000, which primarily related to purchases of property, plant and equipment. The Company anticipates spending up to $5,000,000 during the remainder of 2020 on property, plant and equipment purchases for all of the Company's operations.

At March 31, 2020, purchase commitments for capital expenditures in progress were $694,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments.

Cash used in financing activities for the three months ended March 31, 2020 totaled $5,357,000, which primarily consisted of net revolving loan payments of $4,231,000 and net scheduled repayments of principal on outstanding term loans of $1,125,000.

The Company is required to meet certain financial covenants included in the Amended Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures, as well as other customary affirmative and negative covenants. As of March 31, 2020, the Company was not in compliance with its financial covenants. The following table presents the financial covenants specified in our Amended A/R Credit Agreement and the actual covenant calculations as of March 31, 2020:

	Financial Covenants	Actual Covenants as of March 31, 2020
Fixed Charge Coverage Ratio (A)	Minimum 1.10	0.97
Leverage Ratio	3.25 or Lower	3.53
(A) The terms of the A/R Credit Agreement that the fixed charge coverage ratio will be maintained at a minimum of 1.10 on March 31, 2020, and from June 30, 2020 and thereafter set at a minimum of 1.15.

On January 16, 2018, the Company entered into an Amended and Restated Credit Agreement (the "A/R Credit Agreement") with KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders"). Pursuant to the terms of the A/R Credit Agreement (i) the Company may borrow revolving loans in the aggregate principal amount of up to $40,000,000 (the “U.S. Revolving Loans”) from the Lenders and term loans in the aggregate principal amount of up to $32,000,000 from the Lenders, (ii) the Company's wholly-owned subsidiary, Horizon Plastics International, Inc., (the "Subsidiary") may borrow revolving loans in an aggregate principal amount of up to $10,000,000 from the Lenders (which revolving loans shall reduce the availability of the U.S. Revolving Loans to the Company on a dollar-for-dollar basis) and term loans in an aggregate principal amount of up to $13,000,000 from the Lenders, (iii) the Company obtained a Letter of Credit Commitment of $250,000, of which $160,000 has been issued and (iv) the Company repaid the outstanding term loan balance of $6,750,000. The Credit Agreement is secured by a guarantee of each U.S. and Canadian subsidiary of the Company, and by a lien on substantially all of the present and future assets of the Company and its U.S. and Canadian subsidiaries, except that only 65% of the stock issued by Corecomposites de Mexico, S. de R.L. de C.V. has been pledged.

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the U.S. Revolving Loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide

$49,500,000 of funding for the acquisition of Horizon Plastics. Interest is payable monthly at one month LIBOR plus a basis point margin of 650 basis points.

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

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required Fixed Charge Coverage Ratio (as defined in the A/R Credit Agreement) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provides that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement, including, (i) the Borrowers shall remain current on all loan payments during the forbearance period, (ii) on or before December 6, 2019, the Administrative Agent and Lenders shall each receive a copy of a report of Huron Consulting Group containing findings and observations in respect of the businesses and operations of the Company, and the Borrowers shall deliver a strategic alternative assessment in respect of the Borrowers’ operations and financing, (iii) on or before December 15, 2019, the Administrative Agent and Lenders shall each receive a copy of appraisals of machinery and equipment and inventory appraisals, and the Borrowers shall have determined and proposed a new capital structure to the Administrative Agent and Lenders, (iv) on or before February 14, 2020, the Borrowers shall have obtained a definitive, written commitment from involved parties and/or lenders providing the basis for implementation of a new capital structure, and (v) on or before March 13, 2020, the Borrowers shall have closed on a new capital structure, acceptable to the Administrative Agents and Lenders. The Forbearance Agreement also implemented a new availability block with respect to the U.S. Revolving Loans portion of the A/R Credit Agreement, reducing availability from $32,500,000 to $28,000,000 and increasing the applicable margin for existing term and revolving loans, as well as increasing the commitment fees on any unused U.S. Revolving Loans.

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
Due to the COVID-19 pandemic, several of the Company’s customers have suspended operations due to reduced demand and government regulations and mandates. As a result of customer demand reductions, the Company temporarily ceased operations at several of its manufacturing facilities. Because of the temporary shutdown of the Company's facilities and the economic uncertainty due to the pandemic, the Company’s ability to complete a refinancing has been delayed. Potential lenders are requiring the reestablishment of normal operations in order to proceed with a refinancing. The Company and its current lenders are negotiating an extension of the forbearance agreement that will allow the Company to continue with its refinancing efforts once operations resume.

As a result of non-compliance with the Amended Forbearance Agreement and Amended Credit Agreement, the Company’s remaining borrowings under the Amended Credit Agreement, consisting of $44,901,000 under the revolving credit commitment and the term loan commitments, was classified as a current liability in the Company’s consolidated balance sheet as of March 31, 2020. As a result, the Company’s current liabilities exceeded its current assets by $13,350,000 as of March 31, 2020. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of March 31, 2020 or December 31, 2019.

Critical Accounting Policies and Estimates

For information on critical accounting policies and estimates, see Note 2, "Critical Accounting Policies and Estimates," to the consolidated financial statements included herein.

Recent Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 3, "Recent Accounting Pronouncements," to the consolidated financial statements included herein.

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
Core Molding Technologies has the following three items that are sensitive to market risks: (1) Revolving Loans and Term Loans under the Amended A/R Credit Agreement, some of which bear a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican Pesos and Canadian Dollars with United States Dollars to meet certain obligations; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices of crude oil, natural gas and other feedstocks as well as processing capacity versus demand.
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

The following risk factor supplements the “Risk Factors” section in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K). The following risk factor disclosure should be read in conjunction with the other risk factors set out in our Form 10-K.

The Recent Coronavirus (COVID-19) Outbreak Has Adversely Impacted our Business and Could in the Future Have a Material Adverse Impact on our Business, Results of Operation, Financial Condition and Liquidity, the Nature and Extent of Which is Highly Uncertain

The global outbreak of the coronavirus (COVID-19) has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where feasible. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to the Company due to the interconnected nature of our business relationships.

The impact of COVID-19 on the global economy and our customers has negatively impacted demand for our products and could continue to do so in the future. Its effects could also result in further disruptions to our manufacturing operations, including higher rates of employee absenteeism, and supply chain disruption, which could continue to negatively impact our ability to meet customer demand. Additionally, the potential deterioration and volatility of credit and financial markets could limit our ability to obtain external financing. The extent to which COVID-19 will impact our business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the spread and duration of the virus, potential actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.

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

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 11, 2020	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 11, 2020	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

2(e)
Asset Purchase Agreement dated as of January 16, 2018 between 1137952 B.C. Ltd., Horizon Plastics International, Inc., 1541689 Ontario Inc., 2551024 Ontario Inc., Horizon Plastics de Mexico, S.A. de C.V., and Brian Read
Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2018

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

Exhibit No.	Description	Location

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

4(a)(6)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock , as filed with the Secretary of State of the State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 22, 2020

4(a)(7)	Rights Agreement, dated as of April 21, 2020, by and between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 22, 2020

10(a)	First Amendment to Executive Employment Agreement, dated as of December 30, 2019, by and between Core Molding Technologies, Inc. and David L. Duvall	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 3, 2020

10(b)	Separation Agreement entered into with Terrence O'Donovan, Executive Vice President of Marketing and Sales, dated January 28, 2020	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 30, 2020

10(c)
First Amendment to Forbearance Agreement, dated as of March 13, 2020, among among Core Molding Technologies, Inc., Horizon Plastics International, Inc., the Lenders Named Therein, KeyBank National Association and Core Composites Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 13, 2020

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 11, 2020, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated May 11, 2020, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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