Form 10-Q
period 2020-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2020-08-10
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 7, 2020, the latest practicable date, 8,501,229 shares of the registrant’s common stock were issued, which includes 535,940 shares of unvested restricted common stock.

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$37,806,000	$81,247,000	101,830,000	153,513,000

Cost of sales	34,903,000	72,756,000	88,161,000	141,872,000

Gross margin	2,903,000	8,491,000	13,669,000	11,641,000

Selling, general and administrative expense	4,109,000	7,224,000	10,614,000	14,390,000

Operating income (loss)	(1,206,000)	1,267,000	3,055,000	(2,749,000)

Other income and expense
Interest expense	1,197,000	869,000	2,371,000	1,765,000
Net periodic post-retirement benefit	(20,000)	(24,000)	(40,000)	(48,000)
Total other income and expense	1,177,000	845,000	2,331,000	1,717,000

Income (loss) before taxes	(2,383,000)	422,000	724,000	(4,466,000)

Income tax expense (benefit)	(111,000)	213,000	(4,965,000)	(830,000)

Net income (loss)	$(2,272,000)	$209,000	$5,689,000	$(3,636,000)

Net income (loss) per common share:
Basic	$(0.29)	$0.03	$0.67	$(0.47)
Diluted	$(0.29)	$0.03	$0.67	$(0.47)
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(2,272,000)	$209,000	$5,689,000	$(3,636,000)

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	803,000	270,000	(871,000)	794,000
Income tax benefit (expense)	(174,000)	(68,000)	186,000	(202,000)

Interest rate swaps:
Unrealized hedge gain (loss)	61,000	(468,000)	(722,000)	(722,000)
Income tax benefit (expense)	(14,000)	106,000	164,000	164,000

Post retirement benefit plan adjustments:
Net actuarial gain	45,000	31,000	90,000	60,000
Prior service costs	(124,000)	(125,000)	(248,000)	(250,000)
Income tax benefit	16,000	20,000	33,000	40,000

Comprehensive income (loss)	$(1,659,000)	$(25,000)	$4,321,000	$(3,752,000)
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2020	December 31,
	(Unaudited)	2019
Assets:
Current assets:
Cash and cash equivalents	$4,604,000	$1,856,000
Accounts receivable, net	21,582,000	32,424,000
Inventories, net	16,225,000	21,682,000
Income tax receivable	6,870,000	652,000
Prepaid expenses and other current assets	2,248,000	4,611,000
Total current assets	51,529,000	61,225,000

Right of use asset	3,832,000	4,484,000
Property, plant and equipment, net	76,528,000	79,206,000
Goodwill	17,376,000	17,376,000
Intangibles, net	12,490,000	13,464,000
Other non-current assets	3,363,000	3,551,000
Total Assets	$165,118,000	$179,306,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$35,360,000	$49,451,000
Accounts payable	11,955,000	19,910,000
Contract liabilities	3,078,000	3,698,000
Compensation and related benefits	6,508,000	5,515,000
Accrued other liabilities	6,973,000	5,260,000
Total current liabilities	63,874,000	83,834,000

Long-term debt	135,000	—
Other non-current liabilities	3,703,000	3,119,000
Post retirement benefits liability	7,954,000	7,927,000
Total Liabilities	$75,666,000	$94,880,000
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 7,965,289 at June 30, 2020 and 7,877,945 December 31, 2019	80,000	79,000
Paid-in capital	35,476,000	34,772,000
Accumulated other comprehensive income (loss), net of income taxes	2,000	1,370,000
Treasury stock - at cost, 3,806,355 at June 30, 2020 and December 31, 2019	(28,501,000)	(28,501,000)
Retained earnings	82,395,000	76,706,000
Total Stockholders’ Equity	89,452,000	84,426,000
Total Liabilities and Stockholders’ Equity	$165,118,000	$179,306,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

For the three months ended June 30, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	7,785,161	$78,000	$33,558,000	$2,236,000	$(28,403,000)	$88,084,000	$95,553,000
Net income						209,000	209,000
Change in post retirement benefits, net of tax benefit of $20,000				(75,000)			(75,000)
Change in unrealized foreign currency hedge, net of tax of $68,000				202,000			202,000
Change in interest rate swaps, net of tax benefit of $106,000				(362,000)			(362,000)
Purchase of treasury stock	(7,744)				(60,000)		(60,000)
Restricted stock vested	77,319	1,000					1,000
Share-based compensation			516,000				516,000
Balance at June 30, 2019	7,854,736	$79,000	$34,074,000	$2,001,000	$(28,463,000)	$88,293,000	$95,984,000

For the six months ended June 30, 2019:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	7,776,164	$78,000	$33,208,000	$2,117,000	$(28,403,000)	$91,929,000	$98,929,000
Net loss						(3,636,000)	(3,636,000)
Change in post retirement benefits, net of tax benefit of $40,000				(150,000)			(150,000)
Change in unrealized foreign currency hedge, net of tax of $202,000				592,000			592,000
Change in interest rate swaps, net of tax benefit of $164,000				(558,000)			(558,000)
Purchase of treasury stock	(7,744)				(60,000)		(60,000)
Restricted stock vested	86,316	1,000					1,000
Share-based compensation			866,000				866,000
Balance at June 30, 2019	7,854,736	$79,000	$34,074,000	$2,001,000	$(28,463,000)	$88,293,000	$95,984,000

For the three months ended June 30, 2020:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	7,882,716	$79,000	$35,088,000	$(611,000)	$(28,501,000)	$84,667,000	$90,722,000
Net loss						(2,272,000)	(2,272,000)
Change in post retirement benefits, net of tax benefit of $16,000				(63,000)			(63,000)
Change in unrealized foreign currency hedge, net of tax of $174,000				629,000			629,000
Change in interest rate swaps, net of tax of $14,000				47,000			47,000
Restricted stock vested	82,573	1,000					1,000
Share-based compensation			388,000				388,000
Balance at June 30, 2020	7,965,289	$80,000	$35,476,000	$2,000	$(28,501,000)	$82,395,000	$89,452,000

For the six months ended June 30, 2020:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	7,877,945	$79,000	$34,772,000	$1,370,000	$(28,501,000)	$76,706,000	$84,426,000
Net income						5,689,000	5,689,000
Change in post retirement benefits, net of tax benefit of $33,000				(125,000)			(125,000)
Change in unrealized foreign currency hedge, net of tax benefit of $186,000				(685,000)			(685,000)
Change in interest rate swaps, net of tax benefit of $164,000				(558,000)			(558,000)
Restricted stock vested	87,344	1,000					1,000
Share-based compensation			704,000				704,000
Balance at June 30, 2020	7,965,289	$80,000	$35,476,000	$2,000	$(28,501,000)	$82,395,000	$89,452,000

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$5,689,000	$(3,636,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,588,000	5,180,000
Deferred income tax	517,000	—
Share-based compensation	704,000	866,000
Losses (Gains) on foreign currency translation	(45,000)	17,000
Change in operating assets and liabilities:
Accounts receivable	10,842,000	(2,745,000)
Inventories	5,457,000	1,798,000
Prepaid and other assets	(3,667,000)	2,367,000
Accounts payable	(7,910,000)	(1,412,000)
Accrued and other liabilities	1,438,000	1,060,000
Post retirement benefits liability	(130,000)	(198,000)
Net cash provided by operating activities	18,483,000	3,297,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,644,000)	(5,201,000)
Net cash used in investing activities	(1,644,000)	(5,201,000)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(59,357,000)	(98,473,000)
Gross borrowings on revolving line of credit	47,349,000	101,201,000
Proceeds from term loan	175,000	—
Payment of principal on term loans	(2,258,000)	(1,688,000)
Payment of deferred loan costs	—	(434,000)
Payments related to the purchase of treasury stock	—	(60,000)
Net cash provided by (used in) financing activities	(14,091,000)	546,000

Net change in cash and cash equivalents	2,748,000	(1,358,000)

Cash and cash equivalents at beginning of period	1,856,000	1,891,000

Cash and cash equivalents at end of period	$4,604,000	$533,000

Cash paid for:
Interest	$2,377,000	$1,660,000
Income taxes	$302,000	$1,016,000
Non cash:
Fixed asset purchases in accounts payable	$146,000	$368,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2020, and the results of operations and cash flows for the six months ended June 30, 2020. The Company has reclassified certain prior-year amounts to conform to the current-year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, should be read in conjunction with these consolidated financial statements.

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
Going Concern: Under FASB ASU 2014-15, “Presentation of Financial Statements - Going Concern,” management is required to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and to provide related financial disclosures, as applicable. Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As further discussed in Note 11, "Debt", as of June 30, 2020, the Company was not in compliance with the leverage and fixed charge coverage ratio requirements under the Company's Amended and Restated Credit Agreement, dated January 16, 2018 (the “A/R Credit Agreement”), with KeyBank National Association as the administrative agent (the "Administrative Agent") and various other financial institutions thereto as lenders (the "Lenders").

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required fixed charge coverage ratio (as defined in the A/R Credit Agreement) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provided that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the loan documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement. See additional detail in Note 11, "Debt".

On March 13, 2020, the Company amended the Forbearance Agreement and entered into the First Amendment to the Forbearance

Agreement (the “First Amended Forbearance Agreement”) with the Lenders. The First Amended Forbearance Agreement provided that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the loan documents described in the A/R Credit Agreement through May 29, 2020, as long as the Company satisfies the conditions set forth in the First Amended Forbearance Agreement. See additional detail in Note 11, "Debt".

As a result of the COVID-19 pandemic several of the Company’s major customers suspended operations during April and May 2020 due to reduced demand and the impact of government regulations and mandates. Potential new lenders required Company’s customers to resume operations before proceeding with refinancing. On May 29, 2020, the Company amended the First Amended Forbearance Agreement and entered into the Second Amendment to the Forbearance Agreement (the “Second Amended Forbearance Agreement”) with the Lenders. The Second Amended Forbearance Agreement provided that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the loan documents described in the A/R Credit Agreement through September 30, 2020, as long as the Company satisfies the conditions set forth in the Amended Forbearance Agreement. See additional detail in Note 11, "Debt".

As a result of non-compliance with the A/R Credit Agreement, the Company’s remaining borrowings under the A/R Credit Agreement, consisting of $36,000,000 in borrowings under the revolving credit commitment and the loan commitments, were classified as a current liability in the Company’s consolidated balance sheet as of June 30, 2020. As a result, the Company’s current liabilities exceeded its current assets by $12,345,000 as of June 30, 2020. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

The Company has executed term sheets with new lenders to obtain financing to refinance the A/R Credit Agreement. Closing of the new financing is subject to normal closing conditions including completion of business and legal due diligence, asset appraisals, environmental reports, negotiated loan documents, and final credit committee approval. While the Company has executed term sheets, the Company will not have firm commitments until the completion of all closing conditions and therefore there can be no assurances that the Company will be able to secure additional financing. As there can be no assurance that the Company will be able to close its new financing, substantial doubt exists as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company's consolidated financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Management implemented an operational turnaround plan starting in December of 2018 and successfully improved operational performance including improved equipment uptime, improved employee retention and reduced premium freight costs for expediting shipments to customers. Even with the negative effects of the COVID-19 pandemic reductions in sales and partial shutdown of operations, the Company’s financial results for the six months ended June 30, 2020 reflect the operational improvements implemented in 2019 as the Company returned to operational profitability. Management believes that the operational turnaround is complete and is now focused on continuous improvement and operational excellence. Management has made, or is in the process of making, the following continuous improvement actions which will further improve financial performance at its operating facilities:

•	Implemented quality management systems that provide for continual improvement, defect prevention and reduction of variation and waste in manufacturing processes

•	Improved inventory management systems to reduce stock outage events which cause downtime and labor inefficiency

•	Implemented the improved mold and waterjet fixture change procedures to reduce production equipment downtime.

•	Conducted value add/value engineer projects with customers to remove waste from the operating process and reduce cost

•	Implementation of focused problem solving to improve quality and reduce scrap costs

•	Implemented cost saving measures and actions to align controllable spending and labor workforce to reduced sales volumes in the current market as a result of the COVID-19 pandemic

•	Implemented technical training programs specific to the Company’s products and processes

•	Improved free cash flow through improved terms with customers and vendors

•	Utilized the Kaizen techniques, process mapping and multi-functional problem solving teams to improve operational performance and reduce waste

The Company’s improved operational performance and free cash flows has resulted in a reduction of borrowings under the A/R Credit Agreement for the six months ended June 30, 2020 of $14,258,000.

The Company has a tax receivable of $5,688,000 as of June 30, 2020, due to tax law changes made by the Coronavirus Aid Relief and Economic Security Act (the "CARES Act") which will allow the Company to carryback tax net operating losses. (See Note 12, "Income Taxes") The Company has completed the required filing with the Internal Revenue Service to claim the tax refund and expects to receive the payment prior to September 30, 2020. The funds from the utilization of the net operating losses will provide additional financial resources for the Company to operate the business and refinance its existing debt.

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
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $109,000 and $50,000 at June 30, 2020 and December 31, 2019, respectively.
Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $148,000 at June 30, 2020 and $476,000 at December 31, 2019.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $823,000 at June 30, 2020 and $898,000 at December 31, 2019.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $61,000 as of June 30, 2020and $888,000 at December 31, 2019. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. During the six months ended June 30, 2020, the Company recognized no impairments on contract assets. For the six months ended June 30, 2020, the Company recognized $729,000 amount of revenue from contract liabilities outstanding as of December 31, 2019.
Income Taxes: The Company’s Consolidated Balance Sheets include a net non-current deferred tax asset of $2,026,000 for the Canadian and Mexican tax jurisdictions and a net non-current deferred tax liability of $517,000 for the U.S. tax jurisdiction at June 30, 2020. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 12, "Income Taxes", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Derivative Instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates on long term debt obligations. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Income (Loss) when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income. For additional information on derivative instruments, see Note 14, "Fair Value of Financial Instruments".
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the six months ended June 30, 2020 or June 30, 2019.
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

There were no indicators of impairment for the six months ended June 30, 2020 that would trigger additional analysis; however, should the Company experience a prolonged suspension of operations due to COVID-19, the Company may incur goodwill and intangible impairment charges in the future.
Self-Insurance: The Company is self-insured with respect to its Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision and worker’s compensation claims incurred but not reported at June 30, 2020 and December 31, 2019 of $901,000 and $1,203,000, respectively.
Post-retirement benefits: The Company records an accrual for post-retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 13, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,187,000 at June 30, 2020 and $9,160,000 at December 31, 2019.
Government subsidies: The Company received $1,391,000 in government subsidies during the three and six months ended June 30, 2020. The Company accounted for government subsidies in accordance with International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company recorded the assistance in selling, general and administrative expenses and determined that there is reasonable assurance all conditions attached to the assistance were met and the grants would be received. The government subsidies consisted of the Canadian Emergency Wage Subsidy and the Shared Work Programs of Ohio, South Carolina and Minnesota.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(2,272,000)	$209,000	$5,689,000	$(3,636,000)
Less: net income allocated to participating securities	—	10,000	358,000	—
Net income (loss) available to common shareholders	(2,272,000)	199,000	5,331,000	(3,636,000)

Weighted average common shares outstanding — basic	7,916,000	7,822,000	7,899,000	7,786,000
Effect of dilutive securities	—	—	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	7,916,000	7,822,000	7,899,000	7,786,000

Basic net income (loss) per common share	$(0.29)	$0.03	$0.67	$(0.47)
Diluted net income (loss) per common share	$(0.29)	$0.03	$0.67	$(0.47)

5. MAJOR CUSTOMERS
The Company had five major customers during the six months ended June 30, 2020, Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), Universal Forest Products, Inc. (“UFP”), PACCAR, Inc. (“PACCAR”) and BRP, Inc. (“BRP”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers would have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
UFP product sales	$9,484,000	$9,203,000	$18,471,000	$15,325,000
UFP tooling sales	—	—	—	—
Total UFP sales	9,484,000	9,203,000	18,471,000	15,325,000

Navistar product sales	6,500,000	17,043,000	17,166,000	31,296,000
Navistar tooling sales	1,088,000	743,000	1,186,000	782,000
Total Navistar sales	7,588,000	17,786,000	18,352,000	32,078,000

Volvo product sales	2,167,000	14,581,000	9,740,000	29,096,000
Volvo tooling sales	622,000	32,000	2,147,000	139,000
Total Volvo sales	2,789,000	14,613,000	11,887,000	29,235,000

PACCAR product sales	3,167,000	12,435,000	11,116,000	24,247,000
PACCAR tooling sales	—	987,000	207,000	1,160,000
Total PACCAR sales	3,167,000	13,422,000	11,323,000	25,407,000

BRP product sales	2,206,000	2,429,000	9,453,000	7,977,000
BRP tooling sales	113,000	38,000	333,000	129,000
Total BRP sales	2,319,000	2,467,000	9,786,000	8,106,000

Other product sales	12,323,000	19,749,000	31,831,000	38,951,000
Other tooling sales	136,000	4,007,000	180,000	4,411,000
Total other sales	12,459,000	23,756,000	32,011,000	43,362,000

Total product sales	35,847,000	75,440,000	97,777,000	146,892,000
Total tooling sales	1,959,000	5,807,000	4,053,000	6,621,000
Total sales	$37,806,000	$81,247,000	$101,830,000	$153,513,000

6. INVENTORY

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$10,558,000	$13,041,000
Work in process	1,623,000	1,818,000
Finished goods	4,044,000	6,823,000
	$16,225,000	$21,682,000

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$357,000	$358,000	$714,000	$715,000
Total net lease cost	$357,000	$358,000	$714,000	$715,000

Other supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease right of use assets	$3,832,000	$4,484,000
Total operating lease right of use assets	$3,832,000	$4,484,000

Current operating lease liabilities(A)	$743,000	$1,304,000
Noncurrent operating lease liabilities (B)	3,028,000	3,119,000
Total operating lease liabilities	$3,771,000	$4,423,000

Weighted average remaining lease term (in years):
Operating leases	3.8	4.0

Weighted average discount rate:
Operating leases	5.0%	4.9%

(A)Current operating lease liabilities are included in accrued other liabilities on the Consolidated Balance Sheets.
(B) Noncurrent operating lease liabilities are included in other non-current liabilities on the Consolidated Balance Sheets.

Other information related to leases were as follows:

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(C)	$714,000	$715,000

(C)Cash flow from operating lease included in prepaid and other assets on the Consolidated Statements of Cash Flows.

As of June 30, 2020, maturities of lease liabilities were as follows:

Operating Leases
2020 (remainder of year)	$716,000
2021	1,174,000
2022	1,102,000
2023	1,000,000
2024	530,000
Total lease payments	4,522,000
Less: imputed interest	(751,000)
Total lease obligations	3,771,000
Less: current obligations	(743,000)
Long-term lease obligations	$3,028,000

As of December 31, 2019, maturities of lease liabilities were as follows:

Operating Leases
2020	$1,433,000
2021	1,174,000
2022	1,102,000
2023	1,000,000
2024	530,000
Total lease payments	5,239,000
Less: imputed interest	(816,000)
Total lease obligations	4,423,000
Less: current obligations	(1,304,000)
Long-term lease obligations	$3,119,000

8. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following for the periods specified:

	June 30, 2020	December 31, 2019
Property, plant and equipment	$172,683,000	$170,881,000
Accumulated depreciation	(96,155,000)	(91,675,000)
Property, plant and equipment — net	$76,528,000	$79,206,000

Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended June 30, 2020 and 2019 was $2,216,000 and $2,075,000, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $4,488,000 and $4,101,000, respectively. Amounts invested in capital additions in progress were $1,973,000 and $1,615,000 at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, purchase commitments for capital expenditures in progress were $917,000 and $336,000, respectively.

9. GOODWILL AND INTANGIBLES

Goodwill activity for the six months ended June 30, 2020 consisted of the following:

Balance at December 31, 2019	$17,376,000
Additions	—
Impairment	—
Balance at June 30, 2020	$17,376,000

Intangible assets at June 30, 2020 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(53,000)	$197,000
Trademarks	10 Years	1,610,000	(395,000)	1,215,000
Non-competition Agreement	5 Years	1,810,000	(890,000)	920,000
Developed Technology	7 Years	4,420,000	(1,552,000)	2,868,000
Customer Relationships	10-12 Years	9,330,000	(2,040,000)	7,290,000
Total		$17,420,000	$(4,930,000)	$12,490,000

The aggregate intangible asset amortization expense was $487,000 for the three months ended June 30, 2020 and 2019, respectively. The aggregate intangible asset amortization expense was $974,000 for the six months ended June 30, 2020 and 2019, respectively.

Intangible assets at December 31, 2019 were comprised of the following:

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 Years	$250,000	$(48,000)	$202,000
Trademarks	10 Years	1,610,000	(315,000)	1,295,000
Non-competition Agreement	5 Years	1,810,000	(709,000)	1,101,000
Developed Technology	7 Years	4,420,000	(1,237,000)	3,183,000
Customer Relationships	10-12 Years	9,330,000	(1,647,000)	7,683,000
Total		$17,420,000	$(3,956,000)	$13,464,000

10. POST RETIREMENT BENEFITS
The components of expense for the Company's post-retirement benefit plans for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Pension expense:
Multi-employer plan	$145,000	$231,000	$391,000	$462,000
Defined contribution plan	215,000	324,000	508,000	586,000
Total pension expense	360,000	555,000	899,000	1,048,000

Health and life insurance:
Interest cost	59,000	72,000	118,000	144,000
Amortization of prior service costs	(124,000)	(125,000)	(248,000)	(250,000)
Amortization of net loss	45,000	29,000	90,000	58,000
Net periodic benefit cost	(20,000)	(24,000)	(40,000)	(48,000)

Total post retirement benefits expense	$340,000	$531,000	$859,000	$1,000,000

The Company made payments of $511,000 to pension plans and $91,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2020. For the remainder of 2020, the Company expects to make approximately $1,385,000 of pension plan payments, of which $839,000 was accrued at June 30, 2020. The Company also expects to make approximately $1,142,000 of post-retirement healthcare and life insurance payments for the remainder of 2020, all of which were accrued at June 30, 2020.

11. DEBT
Debt consists of the following:

	June 30, 2020	December 31, 2019
Term loans, interest at a variable rate (8.0% at June 30, 2020 and 6.30% at December 31, 2019) with monthly payments of interest and quarterly payments of principal through January 2023	$36,000,000	$38,250,000
Revolving loans, interest at a variable rate (8.0% at June 30, 2020 and 6.04% at December 31, 2019)	—	12,008,000
Term loan, interest at a fixed rate (5.5% at June 30, 2020) with monthly payments of interest and principal through April 2025	167,000	—
Total	36,167,000	50,258,000
Less deferred loan costs	(672,000)	(807,000)
Less current portion	(35,360,000)	(49,451,000)
Long-term debt	$135,000	$—

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

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the U.S. Revolving Loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. Interest is payable monthly at one month LIBOR plus a basis point margin of 700 basis points with a LIBOR floor of 100 basis points.

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

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required Fixed Charge Coverage Ratio (as defined in the A/R Credit Agreement) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provided that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement, including, (i) the Borrowers shall remain current on all loan payments during the forbearance period, (ii) on or before December 6, 2019, the Administrative Agent and Lenders shall each receive a copy of a report of Huron Consulting Group containing findings and observations in respect of the businesses and operations of the Company and the Borrowers shall deliver a strategic alternative assessment in respect of the Borrowers’ operations and financing, (iii) on or before December 15, 2019, the Administrative Agent and Lenders shall each receive a copy of appraisals of machinery and equipment and inventory appraisals, and the Borrowers shall have determined and proposed a new capital structure to the Administrative Agent and Lenders, (iv) on or before February 14, 2020, the Borrowers shall have obtained a definitive, written commitment from involved parties and/or lenders providing the basis for implementation of a new capital structure, and (v) on or before March 13, 2020, the Borrowers shall have closed on a new capital structure, acceptable to the Administrative Agents and Lenders. The Forbearance Agreement also implemented a new availability block with respect to the U.S. Revolving Loans portion of the A/R Credit Agreement, reducing availability from $32,500,000 to $28,000,000 and increasing the applicable margin for existing term and revolving loans, as well as increasing the commitment fees on any unused U.S. Revolving Loans.

On March 13, 2020, the Company amended the Forbearance Agreement and entered into the First Amendment to the Forbearance Agreement (the “First Amended Forbearance Agreement”) with the Lenders. Pursuant to the terms of the First Amended Forbearance Agreement, the Company and Lenders agreed to modify certain terms of the Forbearance Agreement and extend the Forbearance Agreement through May 29, 2020. The modifications include (1) a reduction in the U.S. Revolving Loan to $25,000,000 with an availability block of $5,000,000 which can be borrowed with the approval of the lenders, (2) a change of interest rate to LIBOR plus 650 basis points, (3) forbearing compliance with the leverage covenant and fixed charge covenant through May 29, 2020, and (4) implementation of a capital expenditure spend limit of $3,500,000 from the effective date of the First Amended Forbearance Agreement through May 29, 2020.
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 550 basis point and a term of 60 months. The amount outstanding at June 30, 2020 was $167,000 of which, $135,000 was classified as long term debt.
On May 29, 2020, the Company amended the First Amended Forbearance Agreement and entered into the Second Amendment to the Forbearance Agreement (the “Second Amended Forbearance Agreement”) with the Lenders. The Second Amended Forbearance Agreement provided that the Company and the Lenders agreed to modify certain terms of the Amended Forbearance Agreement and extend the Forbearance Agreement through September 30, 2020. The modifications include (1) that the Company will maintain liquidity of not less than $5,000,000, to be measured twice monthly after the effective date, on every second and fourth Friday of each month during the forbearance period, (2) the Company shall maintain minimum year-to-date earnings before income tax, depreciation and amortization (“YTD-EBITDA”) of not less than $5,000,000, measured upon delivery of Company’s July 2020 financial statements and also upon delivery of Company’s August 2020 financial statements, with YTD-EBITDA determined based on consolidated EBITDA, (3) a change of interest rate to LIBOR rate plus 700 basis points with a LIBOR floor of 100 basis points, (4) on or before July 15, 2020 the Borrowers shall have obtained executed term sheets from involved parties and/or lenders, (5) on or before September 30, 2020, the Borrowers shall have closed on a new capital structure, (6) forbearing compliance with the leverage covenant and fixed charge covenant through September 30, 2020, and (7) implementation of a capital expenditure spend limit of $3,000,000 for the nine months ended September 30, 2020. Capitalized terms used in this paragraph but not defined shall have the meaning ascribed to such terms in the Seconded Amended Forbearance Agreement.

As a result of non-compliance with the A/R Credit Agreement, the Company’s remaining borrowings under the A/R Credit Agreement, consisting of $36,000,000 under the revolving credit commitment and the term loan commitments, were classified as a current liability in the Company’s consolidated balance sheet as of June 30, 2020. As a result, the Company’s current liabilities exceeded its current assets by $12,345,000 as of June 30, 2020. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

The Company has unblocked maximum availability of $20,000,000 of variable rate revolving loans of which $0 is outstanding as of June 30, 2020.

Bank Covenants

The Company is required to meet certain financial covenants included in the A/R Credit Agreement with respect to leverage ratios, fixed charge ratios and capital expenditures. As of June 30, 2020, the Company was in default with its fixed charge coverage and leverage ratio covenants associated with the loans made under the A/R Credit Agreement as described above. As a result of this default the Company and the Administrative Agent on behalf of the Lenders entered into a Second Amended Forbearance Agreement to address the non-compliance and establish milestones for the Company related to restructuring of its existing debt.

The Company has executed term sheets with new lenders to obtain financing to refinance the A/R Credit Agreement. Closing of the new financing is subject to normal closing conditions including completion of business and legal due diligence, asset appraisals, environmental reports, negotiated loan documents, and final credit committee approval. While the Company has executed term sheets, the Company will not have firm commitments until completion of all closing conditions and therefore there can be no assurances that the Company will be able to secure additional financing. As there can be no assurance that the Company will be able to close its new financing, substantial doubt exists as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company's consolidated financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Interest Rate Swaps

The Company entered into two interest rate swap agreements that became effective January 18, 2018 and continue through January 2023, one of which was designated as a cash flow hedge for $25,000,000 of the $32,000,000 term loan to the Company mentioned above and the other designated as a cash flow hedge for $10,000,000 of the $13,000,000 term loan to the Subsidiary mentioned above. Under these agreements, the Company will pay a fixed rate of approximately 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. The fair value of the interest rate swap was a liability of $1,428,000 and $706,000 at June 30, 2020 and December 31, 2019, respectively. While the Company is exposed to credit loss on its interest rate swaps in the event of non-performance by the counterparty to the swap, management believes that such non-performance is unlikely to occur given the financial resources of the counterparty.

12. INCOME TAXES
The Company’s Consolidated Balance Sheets include a net non-current deferred tax asset of $2,026,000 for the Canadian and Mexican tax jurisdictions and a net non-current deferred tax liability of $517,000 for the U.S. tax jurisdiction at June 30, 2020. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of June 30, 2020 and December 31, 2019, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax benefit for the six months ended June 30, 2020 is estimated to be $4,965,000, approximately 686% of the income before income taxes. Income tax benefit for the six months ended June 30, 2019 was estimated to be $830,000, or approximately 19% of loss before income taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions, including allowing net operating losses to be carried back five years versus an indefinite carryforward. The Company has filed with the Internal Revenue Service to carry back net operating losses incurred in 2018 and 2019 under this new law, resulting in an income tax refund of $6,155,000 of which $466,000 has been received in the second quarter of 2020 and the remaining is expected to be received by September 30th, 2020. An income tax benefit of $5,638,000 was realized in the first quarter of 2020. The income tax benefit consists of the reversal of the full valuation allowance against net deferred tax assets in the United States for approximately $3,267,000. It also consists of a rate benefit of $2,371,000 based on the losses being carried back to years where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current U.S. statutory tax rate.

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
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	343,919	$9.37
Granted	287,750	4.62
Vested	(87,344)	10.69
Forfeited	(8,385)	13.72
Unvested balance at June 30, 2020	535,940	$6.54

At June 30, 2020 and 2019, there was $2,249,000 and $2,736,000, respectively, of total unrecognized compensation expense, related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 2.6 years. Total compensation cost related to restricted stock grants for the three months ended June 30, 2020 and 2019 was $357,000 and $413,000, respectively, all of which was recorded to selling, general and administrative expense. Total compensation cost related to restricted stock grants for the six months ended June 30, 2020 and 2019 was $649,000 and $763,000, respectively, all of which was recorded to selling, general and administrative expense

During the six months ended June 30, 2020 and 2019, employees surrendered no shares and 7,744 shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Stock Appreciation Rights

As part of the Company's 2019 annual grant, Stock Appreciation Rights ("SARs") were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company's stock appreciation rights activity for the quarter ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	222,112	$2.57
Granted	—	—
Exercised	—	—
Forfeited	(27,266)	2.57
Outstanding at the period ended June 30, 2020	194,846	$2.57
Exercisable at the period ended June 30, 2020	84,300	$2.57

The average remaining contractual term for those SARs outstanding at June 30, 2020 is 3.8 years, with no aggregate intrinsic value. At June 30, 2020 and 2019, there was $260,000 and $478,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to SARs. Total compensation cost related to SARs for the three months ended June 30, 2020 and 2019 was $31,000 and $103,000, respectively, all of which was recorded to selling, general and administrative expense. Total compensation cost related to SARs for the six months ended June 30, 2020 and 2019 was $55,000 and $103,000, respectively, all of which was recorded to selling, general and administrative expense. That cost is expected to be recognized over the weighted-average period of 1.8 years.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2020 and December 31, 2019 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of June 30, 2020 and December 31, 2019 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had Level 2 fair value measurements at June 30, 2020 and December 31, 2019 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of June 30, 2020, the Company had no ineffective portion related to the cash flow hedges.
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
Financial Statement Impacts
The following tables detail amounts related to our derivatives designated as hedging instruments:

	Fair Value of Derivative Instruments
	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$—	Accrued other liabilities	$419,000
Notional contract values		$—		$3,958,000
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$1,428,000
Notional swap values		$—		$28,000,000

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expense other current assets	$452,000	Accrued other liabilities	$—
Notional contract values		$15,358,000		$—
Interest rate swaps	Prepaid expense other current assets	$—	Accrued other liabilities	$706,000
Notional swap values		$—		$29,750,000
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the three months ended June 30, 2020 and 2019:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	2020	2019		2020	2019
Foreign exchange contracts	$1,213,000	$354,000	Cost of goods sold	$(364,000)	$(79,000)
			Selling, general and administrative expense	$(47,000)	$(4,000)
Interest rate swaps	$205,000	$(470,000)	Interest expense	$(144,000)	$(1,000)

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income (Loss) is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the six months ended June 30, 2020 and 2019:

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	2020	2019		2020	2019
Foreign exchange contracts	$(532,000)	$841,000	Cost of goods sold	$(306,000)	$(55,000)
			Selling, general and administrative expense	$(34,000)	$8,000
Interest rate swaps	$(528,000)	$(722,000)	Interest expense	$(194,000)	$—

(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income (Loss) is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Income (Loss), net of tax, for the six months ended June 30, 2020 and 2019:

2019:	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(612,000)	$2,729,000	$2,117,000
Other comprehensive income (loss) before reclassifications	119,000	—	119,000
Amounts reclassified from accumulated other comprehensive income (loss)	(47,000)	(190,000)	(237,000)
Income tax benefit (expense)	(38,000)	40,000	2,000
Balance at June 30, 2019	$(578,000)	$2,579,000	$2,001,000

2020:
Balance at December 31, 2019	$(191,000)	$1,561,000	$1,370,000
Other comprehensive income (loss) before reclassifications	(1,060,000)	—	(1,060,000)
Amounts reclassified from accumulated other comprehensive income (loss)	(533,000)	(158,000)	(691,000)
Income tax benefit	350,000	33,000	383,000
Balance at June 30, 2020	$(1,434,000)	$1,436,000	$2,000

(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income (Loss) is included in other income and expense on the Consolidated Statements of Income (Loss). These Accumulated Other Comprehensive Income (Loss) components are included in the computation of net periodic benefit cost (see Note 10, "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income (Loss) is included in income tax expense on the Consolidated Statements of Income (Loss).

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

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. Product sales from the Company's largest market, the North American truck market, which is highly cyclical, accounted for 42% and 60% of the Company’s product revenue for the six months ended June 30, 2020 and 2019, respectively.

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

Six Months Ended June 30, 2020

Product sales for the six months ended June 30, 2020 decreased 33% compared to the same period in 2019. Operating income increased from a loss of $2,749,000 for the six months ended June 30, 2019 to profit of $3,055,000 for the six months ended June 30, 2020. Lower demand from our customers as a result of a cyclical downturn in the truck market and the negative effect of COVID-19 on most customer demand was the primary driver of the sales decrease. The increase in operating income was largely due to improved manufacturing efficiencies and cost savings at several of the Company's facilities and lower operating and SG&A costs.

For the six months ended June 30, 2020, product sales to truck customers decreased by 53% compared to the same period in 2019, as a result of a cyclical downturn in the truck market and demand deterioration related to COVID-19. According to ACT Research, North American heavy-duty truck production decreased approximately 52% for the six months ended June 30, 2020 compared to the same period in 2019.

For the six months ended June 30, 2020, the Company recorded net income of $5,689,000, or $0.67 per basic and diluted share, compared with net loss of $3,636,000, or $(0.47) per basic and diluted share for the six months ended June 30, 2019. Net income in 2020 was favorably impacted by $5,638,000, or $0.69 per share, as a result of a tax valuation allowance reversal and a tax rate benefit due to tax law changes that allow the Company to carryback net operating losses to offset taxable income in 2013 through 2015.

Looking forward, the Company anticipates product sales demand to rebound from the second quarter 2020 levels which were negatively impacted by customer shutdowns as a result of COVID-19. Although the Company anticipates product sales demand to rebound, the Company expects an uncertain demand environment associated with COVID-19 and the concurrent unfolding market dynamics. Future developments such as a rebound in the spread of COVID-19, further actions taken by governmental authorities, including potential shutdowns of our operations, or changes in economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers.

Results of Operations

Three Months Ended June 30, 2020, as Compared to the Three Months Ended June 30, 2019

Net sales for the three months ended June 30, 2020 and 2019 totaled $37,806,000 and $81,247,000, respectively. Included in total sales were tooling project sales of $1,959,000 and $5,807,000 for the three months ended June 30, 2020 and 2019, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended June 30, 2020 were approximately $35,847,000 compared to $75,440,000 for the same period in 2019. This decrease in sales is primarily the result of lower cyclical demand from truck customers as well as lower demand from most all customers as a result of COVID-19. As a result of COVID-19, several of the Company’s major customers suspended operations during April and May due to reduced demand and the impact of government regulations and mandates.

Gross margin was approximately 8% of sales for the three months ended June 30, 2020, compared with 10% for the three months ended June 30, 2019. The gross margin percentage decrease was due to lower leverage of fixed costs of 7%, offset by a favorable net change in product mix and manufacturing efficiency of 3% and a favorable net change in selling price and material costs of 2%.

Selling, general and administrative expense (“SG&A”) was $4,109,000 for the three months ended June 30, 2020, compared to $7,224,000 for the three months ended June 30, 2019. The decrease in SG&A expense primarily resulted from Canadian government subsidies enacted as the result of COVID-19 totaling $1,391,000 for the three months ended June 30, 2020, lower labor and benefit costs of $818,000, lower travel costs of $321,000 and lower outside and professional services of $171,000.

Interest expense totaled $1,197,000 for the three months ended June 30, 2020, compared to interest expense of $869,000 for the three months ended June 30, 2019. The increase in interest expense was due to a forbearance amendment fee of $225,000 and higher interest rates during the three months ended June 30, 2020, when compared to the same period in 2019.

Income tax benefit for the three months ended June 30, 2020 was 5% of loss before income taxes, and income tax for the three months ended June 30, 2019 was 50% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions while taxable losses are being generated in lower tax rate jurisdictions.

The Company recorded a net loss for the three months ended June 30, 2020 of $2,272,000, or $(0.29) per basic and diluted share, compared with net income of $209,000, or $0.03 per basic and diluted share, for the three months ended June 30, 2019.

Comprehensive loss totaled $1,659,000 for the three months ended June 30, 2020, compared to comprehensive loss of $25,000 for the same period ended June 30, 2019. The decrease was primarily related to lower net income of $2,481,000 offset by a net change in foreign currency hedges of $427,000 and a net change in interest rate swaps of $409,000.

Six Months Ended June 30, 2020, as Compared to the Six Months Ended June 30, 2019

Net sales for the six months ended June 30, 2020 and 2019 totaled $101,830,000 and $153,513,000, respectively. Included in total sales were tooling project sales of $4,053,000 and $6,621,000 for the six months ended June 30, 2020 and 2019, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the six months ended June 30, 2020 were approximately $97,777,000 compared to $146,892,000 for the same period in 2019. This decrease in sales is primarily the result of lower cyclical demand from truck customers as well as lower demand from most all customers as a result of COVID-19. As a result of COVID-19, several of the Company’s major customers suspended operations during April and May due to reduced demand and the impact of government regulations and mandates.

Gross margin was approximately 13% of sales for the six months ended June 30, 2020, compared with 8% for the six months ended June 30, 2019. The gross margin percentage increase was due to a favorable net change in product mix and manufacturing efficiency of 8% and a favorable net change in selling price and material costs of 2%, offset by lower leverage of fixed costs of 3%.

SG&A was $10,614,000 for the six months ended June 30, 2020, compared to $14,390,000 for the six months ended June 30, 2019. The decrease in SG&A expense primarily resulted from government subsidies enacted as a result of COVID-19 totaling $1,391,000 for the six months ended June 30, 2020, lower outside and professional services of $1,147,000, lower travel costs of $463,000 and lower labor and benefit costs of $277,000.

Interest expense totaled $2,371,000 for the six months ended June 30, 2020, compared to interest expense of $1,765,000 for the six months ended June 30, 2019. The increase in interest expense was due to forbearance amendment fees of $450,000 and higher interest rates during the six months ended June 30, 2020, when compared to the same period in 2019.

Income tax benefit for the six months ended June 30, 2020 was 685% of the income before income taxes, and income tax benefit for the six months ended June 30, 2019 was 19% of the loss before income taxes. The effective rate in 2020 includes the impact of reversing the full valuation allowance against net deferred tax assets in the United States of approximately $3,267,000 and a rate benefit of $2,371,000 based on the losses being carried back to years where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current U.S. statutory tax rate.

The Company recorded net income for the six months ended June 30, 2020 of $5,689,000, or $0.67 per basic and diluted share, compared with a net loss of $3,636,000, or $(0.47) per basic and diluted share, for the six months ended June 30, 2019.

Comprehensive income totaled $4,321,000 for the six months ended June 30, 2020, compared to comprehensive loss of $3,752,000 for the same period ended June 30, 2019. The increase was primarily related to higher net income of $9,325,000, offset by a net change in foreign currency hedges of $1,277,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, increases in working capital, capital expenditures, repayment of long-term debt and business acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of June 30, 2020, the Company had outstanding foreign exchange contracts with notional amounts totaling $3,958,000, compared to $15,358,000 outstanding as of December 31, 2019. As of June 30, 2020, the Company also had outstanding interest rate swaps with notional amounts totaling $28,000,000, compared to $29,750,000 outstanding as of December 31, 2019.

Cash provided by operating activities for the six months ended June 30, 2020 totaled $18,483,000. Net income of $5,689,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $5,588,000. Changes in working capital increased cash provided by operating activities by $6,030,000, which primarily related to changes in accounts receivable and inventory, offset by accounts payable and other prepaid assets.

At June 30, 2020, the Company had $4,604,000 cash on hand, and an available balance on the revolving line of credit of $20,000,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.

Cash used in investing activities for the six months ended June 30, 2020 was $1,644,000, which primarily related to purchases of property, plant and equipment. The Company anticipates spending up to $3,500,000 during the remainder of 2020 on property, plant and equipment purchases for all of the Company's operations.

At June 30, 2020, purchase commitments for capital expenditures in progress were $917,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments.

Cash used in financing activities for the six months ended June 30, 2020 totaled $14,091,000, which primarily consisted of net revolving loan payments of $12,008,000 and net scheduled repayments of principal on outstanding term loans of $2,258,000. The Company was able to make the repayments primarily due to the cash provided by operating activities of the $13,104,000 for the three months ended of June 30, 2020.

The Company is required to meet certain financial covenants included in the Amended Credit Agreement with respect to leverage ratios and fixed charge ratios and capital expenditures, as well as other customary affirmative and negative covenants. As of June 30, 2020, the Company was not in compliance with its financial covenants. The following table presents the financial covenants specified in our Amended A/R Credit Agreement and the actual covenant calculations as of June 30, 2020:

	Financial Covenants	Actual Covenants as of June 30, 2020
Fixed Charge Coverage Ratio	Minimum 1.15	0.75
Leverage Ratio	3.25 or Lower	3.52

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

Concurrent with the closing of the A/R Credit Agreement the Company borrowed the $32,000,000 term loan and $2,000,000 from the U.S. Revolving Loan and the Subsidiary borrowed the $13,000,000 term loan and $2,500,000 from revolving loans to provide $49,500,000 of funding for the acquisition of Horizon Plastics. Interest is payable monthly at one month LIBOR plus a basis point margin of 700 basis points with a LIBOR floor of 100 basis points.

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

On November 22, 2019, the Company entered into a forbearance agreement (the "Forbearance Agreement") with the Lenders. Pursuant to the Forbearance Agreement, the Borrowers and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit Agreement resulting from the Borrowers failure to maintain the required Fixed Charge Coverage Ratio (as defined in the A/R Credit Agreement) for the fiscal quarter ended September 30, 2019. The Forbearance Agreement provided that the Administrative Agent and Lenders shall forbear from the exercise of rights and remedies pursuant to the Loan Documents described in the A/R Credit Agreement through March 13, 2020, as long as the Company satisfies the conditions set forth in the Forbearance Agreement, including, (i) the Borrowers shall remain current on all loan payments during the forbearance period, (ii) on or before December 6, 2019, the Administrative Agent and Lenders shall each receive a copy of a report of Huron Consulting Group containing findings and observations in respect of the businesses and operations of the Company and the Borrowers shall deliver a strategic alternative assessment in respect of the Borrowers’ operations and financing, (iii) on or before December 15, 2019, the Administrative Agent and Lenders shall each receive a copy of appraisals of machinery and equipment and inventory appraisals, and the Borrowers shall have determined and proposed a new capital structure to the Administrative Agent and Lenders, (iv) on or before February 14, 2020, the Borrowers shall have obtained a definitive, written commitment from involved parties and/or lenders providing the basis for implementation of a new capital structure, and (v) on or before March 13, 2020, the Borrowers shall have closed on a new capital structure, acceptable to the Administrative Agents and Lenders. The Forbearance Agreement also implemented a new availability block with respect to the U.S. Revolving Loans portion of the A/R Credit Agreement, reducing availability from $32,500,000 to $28,000,000 and increasing the applicable margin for existing term and revolving loans, as well as increasing the commitment fees on any unused U.S. Revolving Loans.

On March 13, 2020, the Company amended the Forbearance Agreement and entered into the First Amendment to the Forbearance Agreement (the “First Amended Forbearance Agreement”) with the Lenders. Pursuant to the terms of the First Amended Forbearance Agreement, the Company and Lenders agreed to modify certain terms of the Forbearance Agreement and extend the Forbearance Agreement through May 29, 2020. The modifications include (1) a reduction in the U.S. Revolving Loan to $25,000,000 with an availability block of $5,000,000 which can be borrowed with the approval of the lenders, (2) a change of interest rate to LIBOR plus 650 basis points, (3) forbearing compliance with the leverage covenant and fixed charge covenant through May 29, 2020, and (4) implementation of a capital expenditure spend limit of $3,500,000 from the effective date of the First Amended Forbearance Agreement through May 29, 2020.
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 550 basis point and a term of 60 months. The amount outstanding at June 30, 2020 was $167,000 of which, $135,000 was classified as long term debt.
On May 29, 2020, the Company amended the First Amended Forbearance Agreement and entered into the Second Amendment to the Forbearance Agreement (the “Second Amended Forbearance Agreement”) with the Lenders. The Second Amended Forbearance Agreement provided that the Company and the Lenders agreed to modify certain terms of the Amended Forbearance Agreement and extend the Forbearance Agreement through September 30, 2020. The modifications include (1) that the Company will maintain liquidity of not less than $5,000,000, to be measured twice monthly after the effective date, on every second and fourth Friday of each month during the forbearance period, (2) the Company shall maintain minimum year-to-date earnings before income tax, depreciation and amortization (“YTD-EBITDA”) of not less than $5,000,000, measured upon delivery of Company’s July 2020 financial statements and also upon delivery of Company’s August 2020 financial statements, with YTD-EBITDA determined based on consolidated EBITDA, (3) a change of interest rate to LIBOR rate plus 700 basis points with a LIBOR floor of 100 basis points, (4) on or before July 15, 2020 the Borrowers shall have obtained executed term sheets from involved parties and/or lenders, (5) on or before September 30, 2020, the Borrowers shall have closed on a new capital structure, (6) forbearing compliance with the leverage covenant and fixed charge covenant through September 30, 2020, and (7) implementation of a capital expenditure spend limit of $3,000,000 for the nine months ended September 30, 2020. Capitalized terms used in this paragraph but not defined shall have the meaning ascribed to such terms in the Seconded Amended Forbearance Agreement.

As a result of non-compliance with the A/R Credit Agreement, the Company’s remaining borrowings under the A/R Credit Agreement, consisting of $36,000,000 under the revolving credit commitment and the term loan commitments, were classified as a current liability in the Company’s consolidated balance sheet as of June 30, 2020. As a result, the Company’s current liabilities exceeded its current assets by $12,345,000 as of June 30, 2020. If the Lenders were to call the loans or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

The Company has unblocked maximum availability of $20,000,000 of variable rate revolving loans of which $0 is outstanding as of June 30, 2020.

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on the Company’s balance sheet under GAAP, as of June 30, 2020 or December 31, 2019.

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

The following risk factor supplements the “Risk Factors” section in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K"). The following risk factor disclosure should be read in conjunction with the other risk factors set out in our Form 10-K.

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

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 10, 2020	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	August 10, 2020	By:	/s/ John P. Zimmer
John P. Zimmer
Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

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

10
Second Amendment to Forbearance Agreement, dated as of May 29, 2020, among among Core Molding Technologies, Inc., Horizon Plastics International, Inc., the Lenders Named Therein, KeyBank National Association and Core Composites Corporation
Incorporated by reference to Exhibit 1099.1 to Current Report on Form 8-K filed June 2, 2020.

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated August 10 2020, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated August 10 2020, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

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