Form 10-Q
period 2020-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2020-11-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q

☑
QUARTERLY

REPORT PURSUANT TO

SECTION 13

OR 15(d) OF

THE SECURITIES EXCHANGE

ACT
OF 1934
For the quarterly period ended September   30, 2020
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
,
Columbus
,
Ohio
43228-0183
(Address of principal executive office) (Zip Code)
Registrant’s telephone number,

including area code (
614
)
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

“large accelerated filer,” and “smaller reporting company,” in Rule
  12b-
2 of the Exchange Act.
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
NYSE American LLC
CMT

As of

November 6,

2020, the

latest practicable

date,
8,496,655

shares of

the registrant’s

common stock

were issued,

which
includes
524,782

shares of unvested restricted common stock.

Part I — Financial Information
Item
1. Financial Statements (Unaudited)
Consolidated Statements of Income (Loss)
3
Consolidated Statements of Comprehensive Income (Loss)
4
Consolidated Balance Sheets
5
Consolidated Statement of Stockholders’ Equity
6
Consolidated Statements of Cash Flows
8
Notes to Consolidated Financial Statements
9
Item
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
27
Item
3. Quantitative and Qualitative Disclosures About Market Risk
34
Item
4. Controls and Procedures
35
Part II — Other Information
Item
1. Legal Proceedings
36
Item
1A. Risk Factors
36
Item
2. Unregistered Sales of Equity Securities and Use of Proceeds
36
Item
3. Defaults Upon Senior Securities
36
Item
4. Mine Safety Disclosures
37
Item
5. Other Information
37
Item
6. Exhibits
37
Signatures
38
Index to Exhibits
39

Item 1. Financial Statements
Part I — Financial Information
Core Molding Technologies, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(Unaudited)

Three months ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Net sales
$
59,873,000
$
74,655,000
$
161,705,000
$
228,168,000
Cost of sales
49,035,000
68,171,000
137,192,000
210,043,000
Gross margin
10,838,000
6,484,000
24,513,000
18,125,000
Selling, general and administrative expense
6,517,000
7,041,000
17,136,000
21,431,000
Goodwill impairment
—
4,100,000
—
4,100,000
Total

expenses
6,517,000 11,141,000 17,136,000 25,531,000
Operating income (loss)
4,321,000
(4,657,000)
7,377,000
(7,406,000)
Other income and expense
Interest expense
966,000
1,113,000
3,338,000
2,878,000
Net periodic post-retirement benefit
(20,000)
(23,000)
(60,000)
(71,000)
Total

other expense
946,000
1,090,000
3,278,000
2,807,000
Income (loss) before taxes
3,375,000
(5,747,000)
4,099,000
(10,213,000)
Income tax expense (benefit)
32,000
378,000
(4,933,000)
(452,000)
Net income (loss)
$
3,343,000
$
(6,125,000)
$
9,032,000
$
(9,761,000)
Net income (loss) per common share:
Basic $
0.39
$
(0.78)
$
1.07
$
(1.25)
Diluted $
0.39
$
(0.78)
$
1.07
$
(1.25)
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three months ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Net income (loss)
$
3,343,000
$
(6,125,000)
$
9,032,000
$
(9,761,000)
Other comprehensive income (loss):
Foreign currency hedging derivatives:
Unrealized hedge gain (loss)
415,000
(254,000)
(456,000)
539,000
Income tax benefit (expense)
(88,000)
58,000
98,000
(144,000)
Interest rate swaps:
Unrealized hedge gain (loss)
172,000
(87,000)
(550,000)
(809,000)
Income tax benefit (expense)
(39,000)
20,000
125,000
184,000
Post retirement benefit plan adjustments:
Net actuarial gain
46,000
28,000
136,000
88,000
Prior service costs
(124,000)
(122,000)
(372,000)
(372,000)
Income tax benefit
17,000
20,000
50,000
60,000
Comprehensive income (loss)
$
3,742,000
$
(6,462,000)
$
8,063,000
$
(10,215,000)
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

September 30,

2020
December 31,
(Unaudited) 2019
Assets:
Current assets:
Cash and cash equivalents $
14,809,000
$
1,856,000
Accounts receivable, net
26,306,000
32,424,000
Inventories, net
15,233,000
21,682,000
Income tax receivable
2,657,000
652,000
Prepaid expenses and other current assets
3,688,000
4,611,000
Total current assets
62,693,000
61,225,000
Right of use asset
3,506,000
4,484,000
Property, plant and equipment,

net
75,207,000
79,206,000
Goodwill
17,376,000
17,376,000
Intangibles, net
12,003,000
13,464,000
Other non-current assets
3,215,000
3,551,000
Total

Assets
$
174,000,000
$
179,306,000
Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt $
2,753,000
$
49,451,000
Accounts payable
17,949,000
19,910,000
Contract liabilities
2,745,000
3,698,000
Compensation and related benefits
6,450,000
5,515,000
Accrued other liabilities
7,101,000
5,260,000
Total current liabilities
36,998,000
83,834,000
Long-term debt
31,537,000
—
Other non-current liabilities
3,962,000
3,119,000
Post retirement benefits liability
7,974,000
7,927,000
Total

Liabilities
$
80,471,000
$
94,880,000
Commitments and Contingencies
—
—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000;

no shares outstanding at
September 30, 2020 and December 31, 2019
—
—
Common stock — $0.01 par value, authorized shares – 20,000,000;

outstanding shares: 7,971,873 at
September 30, 2020 and 7,877,945 at December 31, 2019
80,000
79,000
Paid-in capital
35,831,000
34,772,000
Accumulated other comprehensive income (loss), net of income taxes
401,000
1,370,000
Treasury stock - at cost, 3,810,929

at September 30, 2020 and 3,806,355 at December 31, 2019
(28,521,000)
(28,501,000)
Retained earnings
85,738,000
76,706,000
Total

Stockholders’ Equity
93,529,000
84,426,000
Total

Liabilities and Stockholders’ Equity
$
174,000,000
$
179,306,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’

Equity

(Unaudited)
For the three months ended September   30, 2019:

Common Stock
Outstanding
Accumulated
Other Total
Paid-In Comprehensive Treasury
Retained

Stockholders'
Shares Amount Capital Income Stock Earnings Equity
Balance at June 30, 2019
7,854,736
$
79,000
$
34,074,000
$
2,001,000
$
(28,463,000)
$
88,293,000
$
95,984,000
Net loss
(6,125,000)
(6,125,000)
Change in post retirement

benefits, net of tax benefit
of $20,000
(75,000)
(75,000)
Unrealized foreign currency

hedge loss, net of tax

benefit of $58,000
(196,000)
(196,000)
Change in interest rate

swaps, net of tax benefit

of $20,000
(67,000)
(67,000)
Share-based compensation
398,000
398,000
Balance at September 30,

2019
7,854,736
$
79,000
$
34,472,000
$
1,663,000
$
(28,463,000)
$
82,168,000
$
89,919,000
For the nine months ended September   30, 2019:
Common Stock
Outstanding
Accumulated
Other Total
Paid-In Comprehensive Treasury
Retained

Stockholders'
Shares Amount Capital Income Stock Earnings Equity
Balance at December 31,
2018
7,776,164
$
78,000
$
33,208,000
$
2,117,000
$
(28,403,000)
$
91,929,000
$
98,929,000
Net loss
(9,761,000)
(9,761,000)
Change in post retirement

benefits, net of tax

benefit of $60,000
(225,000)
(225,000)
Unrealized foreign currency

hedge gain, net of tax of

$144,000
396,000
396,000
Change in interest rate

swaps, net of tax benefit

of $184,000
(625,000)
(625,000)
Purchase of treasury stock
(7,744)
(60,000)
(60,000)
Restricted stock vested
86,316
1,000
1,000
Share-based compensation
1,264,000
1,264,000
Balance at September 30,

2019
7,854,736
$
79,000
$
34,472,000
$
1,663,000
$
(28,463,000)
$
82,168,000
$
89,919,000

For the three months ended September   30, 2020:
Common Stock
Outstanding
Accumulated
Other Total
Paid-In Comprehensive Treasury
Retained

Stockholders'
Shares Amount Capital Income Stock Earnings Equity
Balance at June 30, 2020
7,965,289
$ 80,000 $ 35,476,000 $ 2,000 $ (28,501,000) $ 82,395,000 $
89,452,000
Net income 3,343,000 3,343,000
Change in post retirement

benefits, net of tax

benefit of $17,000
(61,000)
(61,000)
Unrealized foreign currency

hedge gain, net of tax

of $88,000 327,000 327,000
Change in interest rate

swaps, net of tax

of $39,000 133,000 133,000
Purchase of treasury stock
(4,574)
(20,000) (20,000)
Restricted stock vested
11,158
Share-based compensation
355,000
355,000
Balance at September 30,

2020
7,971,873
$ 80,000 $ 35,831,000 $ 401,000 $ (28,521,000) $ 85,738,000 $ 93,529,000
For the nine months ended September   30, 2020:
Common Stock
Outstanding
Accumulated
Other Total
Paid-In Comprehensive Treasury
Retained

Stockholders'
Shares Amount Capital Income Stock Earnings Equity
Balance at December 31, 2019
7,877,945
$ 79,000 $ 34,772,000 $ 1,370,000 $ (28,501,000) $ 76,706,000 $ 84,426,000
Net income 9,032,000 9,032,000
Change in post retirement

benefits, net of tax

benefit of $50,000
(186,000)
(187,000)
Unrealized foreign currency

hedge loss, net of tax
benefit of $98,000 (358,000) (358,000)
Change in interest rate

swaps, net of tax benefit

of $125,000 (425,000) (424,000)
Purchase of treasury stock
(4,574)
(20,000) (20,000)
Restricted stock vested
98,502
1,000 1,000
Share-based compensation
1,059,000
1,059,000
Balance at September 30,

2020
7,971,873 $ 80,000 $ 35,831,000 $ 401,000 $ (28,521,000) $ 85,738,000 $ 93,529,000
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended
September 30,
2020 2019
Cash flows from operating activities:
Net income (loss) $
9,032,000
$
(9,761,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization
8,425,000
7,700,000
Deferred income tax
517,000
(632,000)
Goodwill impairment — 4,100,000
Share-based compensation
1,059,000
1,264,000
Losses (gains) on foreign currency translation
203,000
(22,000)
Change in operating assets and liabilities:
Accounts receivable
6,118,000
(378,000)
Inventories
6,449,000
2,352,000
Prepaid and other assets
(747,000)
1,900,000
Accounts payable
(2,053,000)
(2,505,000)
Accrued and other liabilities
2,238,000
253,000
Post retirement benefits liability
(189,000)
(298,000)
Net cash provided by operating activities
31,052,000
3,973,000
Cash flows from investing activities:
Purchase of property, plant

and equipment
(2,716,000)
(6,280,000)
Net cash used in investing activities
(2,716,000)
(6,280,000)
Cash flows from financing activities:
Gross repayments on revolving line of credit
(59,356,000)
(148,679,000)
Gross borrowings on revolving line of credit
47,349,000
152,121,000
Proceeds from term loan
175,000
—
Payment of principal on term loans
(3,391,000)
(2,532,000)
Payment of deferred loan costs
(140,000)
(434,000)
Payments related to the purchase of treasury stock
(20,000)
(60,000)
Net cash provided by (used in) financing activities
(15,383,000)
416,000
Net change in cash and cash equivalents
12,953,000
(1,891,000)
Cash and cash equivalents at beginning of period
1,856,000 1,891,000
Cash and cash equivalents at end of period
$ 14,809,000 $ —
Cash paid for:

Interest
$
3,523,000
$
2,706,000

Income taxes
$
467,000
$
1,160,000
Non-cash investing activities:
Fixed asset purchases in accounts payable $
146,000
$
429,000
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

Molding
Technologies” or the “Company”) at September
30, 2020, and the results of operations and cash flows for the nine months ended
September   30, 2020. The Company has reclassified certain prior-year amounts to conform to the current-year's presentation. The
“Notes to

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

Canada. All production

facilities
produce structural composite products.

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
an on

-going basis,

management evaluates

its estimates

and judgments.

Management bases

its estimates

and judgments

on
historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which
form the basis

for making judgments

about the carrying

value of assets

and liabilities that

are not readily

apparent from other
sources. Actual results may differ from these estimates, due to the uncertainty around the magnitude and duration of the COVID-
19 pandemic, as well as other factors.

Management believes the following

critical accounting policies, among

others, affect its more

significant judgments and estimates
used in the preparation of its consolidated financial statements.

Going Concern:

Under FASB ASU 2014-15, “Presentation of Financial Statements - Going Concern,”

management is required
to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and

to provide related financial disclosures,

as applicable. As

of September 30, 2020, the

Company was in default
under the

Company's Amended and

Restated Credit

Agreement, dated

January 16,

2018 (the

“A/R Credit

Agreement”), with
KeyBank National Association as the

administrative agent (the

"Administrative Agent") and various other

financial institutions
thereto as

lenders (the

"Lenders") as

discussed in

Note 11,

“Debt”. As a

result of

the default,

the Lenders

requested that

the
Company seek alternative financing, which caused uncertainty about the Company’s future liquidity and raised substantial doubt about the Company’s ability to

continue as a going concern.

On October

27, 2020,

the Company

entered into

a credit

agreement and

a master

security agreement

(the “Refinancing
Agreements”) with Wells Fargo Bank, National Association and FGI

Equipment Finance LLC, respectively, as discussed in Note
16, “Subsequent

Events”, and

repaid all

of its

obligations under

the A/R Credit

Agreement. Management

believes that

the
Refinancing Agreements will provide sufficient liquidity to sustain the

Company’s needs for

the next 12 months. The closing of
the Refinancing Agreements alleviated the substantial doubt about the Company’s ability to continue as a going concern prior to
the filing date of our Form 10-Q, see Note 16, “Subsequent Events”.

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

Company uses a cost-to

-cost measure of
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

the Company

’s customers

were to
deteriorate, resulting in an impairment

of their ability to make

payments, additional allowances may

be required. The Company
recorded an allowance for doubtful accounts

of $
130,000

and $
50,000

at September
  30, 2020 and December   31, 2019,
respectively.

Management also records an

allowance for estimated customer

chargebacks for returns, price

discounts and adjustments, premium
freight and expediting costs and customer

production line disruption costs resulting from

late deliveries. At

times, customers have
asserted a right

to significant production

line disruption charges

to recover damages

as a result

of late delivery.

The Company
typically works

with its customers

to minimize

disruption charges,

validate damages

and negotiate

resolution. The

Company
records accruals

for customer

chargebacks when

a valid

charge is

probable and

the amount

of the

charge can

be reasonably
estimated. Should

customer chargebacks

fluctuate from

the estimated

amounts, additional

allowances may

be necessary.

The
Company reduced accounts receivable for chargebacks by $
105,000

at September
  30, 2020 and $
476,000

at December
  31, 2019.

Inventories:

Inventories, which

include material,

labor and

manufacturing overhead,

are valued

at the

lower of

cost or

net
realizable value.

The inventories

are accounted

for using the

first-in, first

-out (FIFO)

method of

determining inventory

costs.
Inventory quantities

on-hand are

regularly reviewed,

and where

necessary, provisions

for excess

and obsolete

inventory are
recorded based

on historical

and anticipated

usage. The

Company has

recorded an

allowance for

slow moving

and obsolete
inventory of $
726,000

at September
  30, 2020 and $
898,000

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
range from progress

payments based on

work performed or

one single payment

once the contract

is completed. The

Company
has recorded

contract assets

of $
343,000

at September

30, 2020,

and $
888,000

at December

31, 2019.

Contract assets

are
generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the nine months ended

September

30, 2020,

the Company

recognized
no

impairments on

contract assets.

For the

nine months

ended
September 30,

2020, the

Company recognized

$
5,710,000

amount of

revenue from

contract liabilities

related to

open jobs
outstanding as of December 31, 2019.

Income Taxes:

The Company’s Consolidated

Balance Sheets include a

net non-current deferred

tax asset of $
2,026,000

for the
Canadian and Mexican

tax jurisdictions and

a net non-current

deferred tax liability

of $
517,000

for the U.S.

tax jurisdiction at
September 30, 2020. The Company evaluates the balance of

deferred tax assets that will be realized based on the

premise that the
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

impairment of the Company's
long-lived assets for the nine months ended September   30, 2020 or September   30, 2019.

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
As a result of the quantitative

analysis, the Company concluded

that the carrying value of

Horizon Plastics was greater than

the
fair value, which resulted

in a goodwill impairment

charge of $
4,100,000

at September 30, 2019 representing
19
% of the goodwill
related to the Horizon Plastics reporting unit.

There were no

indicators of impairment

for the

nine months ended

September 30, 2020

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

is also self

-insured for dental

and vision with
respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental, vision
and worker’s

compensation claims

incurred but

not reported at

September

30, 2020

and December

31, 2019

of $
807,000

and
$
1,203,000

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

operations. The effect of a

change in healthcare costs is

described in Note 13, "Post

Retirement
Benefits", of the Notes

to Consolidated Financial

Statements contained in

the Company's Annual Report

on Form 10-K

for the
year ended

December

31, 2019.

Core Molding

Technologies had

a liability

for post

retirement healthcare

benefits based

on
actuarially computed estimates of $
9,207,000

at September
  30, 2020 and $
9,160,000

at December
  31, 2019.

Government Subsidies :

The Company

received $
25,000

and $
1,416,000

in government

subsidies during

the three

and nine
months ended

September 30,

2020. The

Company accounted

for government subsidies in

accordance with International
Accounting Standards 20, Accounting

for Government Grants and Disclosure of

Government Assistance. The Company

recorded
the assistance in

selling, general

and administrative expenses

and determined that

there is reasonable

assurance all conditions
attached to

the assistance

were met

and the

grants would

be received.

The government

subsidies consisted

of the

Canadian
Emergency Wage

Subsidy,

Employee Retention

Credit under

the Cares

Act and

the Shared

Work Programs

of Ohio,

South
Carolina and Minnesota.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Current expected credit loss (CECL)
In June 2016, the FASB

issued ASU 2016-13, “Financial Instruments

-Credit Losses,” which changes

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

Subsequent to issuing ASU 2016

-13, the FASB issued

ASU 2018-19, “Codification Improvements
to Topic 326, Financial Instruments

- Credit Losses,” for

the purpose of clarifying

certain aspects of ASU 2016

-13. ASU 2018-
19 has

the same

effective date

and transition

requirements as

ASU 2016

-13. In

April 2019,

the FASB

issued ASU 2019

-04,
“Codification Improvements to Topic 326, Financial Instruments - Credit Losses,

Topic 815, Derivatives and Hedging, and Topic
825, Financial Instruments,

”

which is effective

with the adoption

of ASU 2016-13. In

May 2019, the

FASB issued ASU 2019-
05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU

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

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued

ASU 2019-12, Income Taxes –

Simplifying the Accounting for Income

Taxes. This guidance
is intended to

simplify various aspects

of income tax

accounting including the

elimination of certain

exceptions related

to the
approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax

liabilities for

outside basis

differences. The

new guidance also

simplifies aspects

of the accounting

for franchise
taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted

the new standard effective January

1, 2020 during the third

quarter with no material impact

on our consolidated financial statements. Adoption of this guidance requires certain changes to primarily be made prospectively, with some changes to be made retrospectively.

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

Three months ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Net income (loss) $ 3,343,000 $ (6,125,000) $ 9,032,000 $ (9,761,000)
Less: net income allocated to participating securities 206,000 — 558,000 —
Net income (loss) available to common shareholders $ 3,137,000 $ (6,125,000) $ 8,474,000 $ (9,761,000)
Weighted average common

shares outstanding — basic
7,969,000 7,851,000 7,922,000 7,804,000
Effect of dilutive securities — — — —
Weighted average common

and potentially issuable
common shares outstanding — diluted
7,969,000 7,851,000 7,922,000 7,804,000
Basic net income (loss) per common share $ 0.39 $ (0.78) $ 1.07 $ (1.25)
Diluted net income (loss) per common share $ 0.39 $ (0.78) $ 1.07 $ (1.25)

5. MAJOR CUSTOMERS

The Company

had five

major customers

during the

nine months

ended September

30, 2020,

Universal Forest

Products, Inc.
(“UFP”), Navistar, Inc. (“Navistar

”), PACCAR, Inc. (“PACCAR”), Volvo

Group North America, LLC (“Volvo”), and BRP,

Inc.
(“BRP”). Major customers are defined

as customers whose sales individually

consist of more than

ten percent of total

sales during
any annual or interim reporting period in the

current year. The loss of a

significant portion of sales to these customers

would have
a material adverse effect on the business of the Company.

The following table

presents sales revenue

for the above

-mentioned customers for

the three and

nine months ended

September
30, 2020 and 2019:

Three months ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
UFP product sales $
12,188,000
$
6,751,000
$
30,659,000
$
22,076,000
UFP tooling sales
—
—
—
—
Total UFP sales
12,188,000
6,751,000
30,659,000
22,076,000
Navistar product sales
8,065,000
15,115,000
25,231,000
46,411,000
Navistar tooling sales
5,198,000
145,000
6,384,000
927,000
Total Navistar sales
13,263,000
15,260,000
31,615,000
47,338,000
PACCAR product

sales
8,268,000
11,532,000
19,383,000
35,779,000
PACCAR tooling

sales
179,000
165,000
386,000
1,325,000
Total PACCAR

sales
8,447,000
11,697,000
19,769,000
37,104,000
Volvo

product sales
4,907,000
11,117,000
14,647,000
40,213,000
Volvo

tooling sales
38,000
61,000
2,186,000
200,000
Total Volvo

sales
4,945,000
11,178,000
16,833,000
40,413,000
BRP product sales
4,240,000
3,116,000
13,693,000
11,287,000
BRP tooling sales
175,000
2,502,000
508,000
3,358,000
Total BRP sales
4,415,000
5,618,000
14,201,000
14,645,000
Other product sales
16,572,000
19,880,000
48,406,000
58,637,000
Other tooling sales
43,000
4,271,000
222,000
7,955,000
Total other sales
16,615,000
24,151,000
48,628,000
66,592,000
Total product sales
54,240,000
67,511,000
152,019,000
214,403,000
Total tooling sales
5,633,000
7,144,000
9,686,000
13,765,000
Total sales $ 59,873,000 $ 74,655,000 $ 161,705,000 $ 228,168,000

6. INVENTORY

Inventories, net consisted of the following:

September 30, 2020 December 31, 2019
Raw materials $
9,871,000
$
13,041,000
Work in process
1,536,000
1,818,000
Finished goods
3,826,000
6,823,000
Total $ 15,233,000 $ 21,682,000

Inventory quantities

on-hand are

regularly reviewed,

and where

necessary, provisions

for excess

and obsolete

inventory are
recorded based on historical and anticipated usage.

7. LEASES

The Company has operating leases

with fixed payment terms for

certain buildings and warehouses.

The Company's leases have
remaining lease

terms of

less than
one year

to
four years
, some

of which

include options

to extend

the lease

for
five years
.
Operating leases

are included

in operating

lease right

-of-use ("ROU")

assets, accrued

other liabilities

and other

non-current
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

the Company

’s secured

borrowing rate.

At each reporting

period when

there is

a new lease

initiated, the
Company will utilize

its incremental borrowing

rate to perform

lease classification

tests on

lease components and

to measure
ROU assets and lease liabilities.

The components of lease expense were as follows:

Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Operating lease cost $
357,000
$
358,000
$
1,072,000
$
1,073,000
Total net lease cost $ 357,000 $ 358,000 $ 1,072,000 $ 1,073,000

Other supplemental balance sheet information related to leases was as follows:

September 30, 2020 December 31, 2019
Operating leases:
Operating lease right of use assets $
3,506,000
$
4,484,000
Total operating lease right of

use assets
$
3,506,000
$
4,484,000
Current operating lease liabilities
(A)
$
843,000
$
1,304,000
Noncurrent operating lease liabilities
(B)
2,602,000
3,119,000
Total operating lease liabilities $
3,445,000
$
4,423,000
Weighted average remaining

lease term (in years):
Operating leases
3.5
4.0
Weighted average discount

rate:
Operating leases
5.0
%
4.9
%

(A)

Current operating lease liabilities are included in accrued other liabilities on the Consolidated Balance Sheets.

(B)

Noncurrent operating

lease liabilities

are included

in
other non-current liabilities

on the

Consolidated Balance
Sheets.

Other information related to leases were as follows:

Nine Months Ended
September 30,
2020 2019
Cash paid for amounts included in the measurement

of lease liabilities
Operating cash flows from operating leases
(C)
$
1,072,000
$
1,073,000

(C)

Cash flow from operating lease included in prepaid and other assets on the Consolidated Statements of Cash Flows.

As of September   30, 2020, maturities of lease liabilities were as follows:

Operating Leases
2020 (remainder of year) $
358,000
2021
1,174,000
2022
1,102,000
2023
1,000,000
2024
530,000

Total lease payments
4,164,000
Less: imputed interest
(719,000)

Total lease obligations
3,445,000
Less: current obligations
(843,000)

Long-term lease obligations
$
2,602,000

As of December   31, 2019, maturities of lease liabilities were as follows:

Operating Leases
2020 $
1,433,000
2021
1,174,000
2022
1,102,000
2023
1,000,000
2024
530,000

Total lease payments
5,239,000
Less: imputed interest
(816,000)

Total lease obligations
4,423,000
Less: current obligations
(1,304,000)

Long-term lease obligations
$
3,119,000

8. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment, net consisted of the following for the periods specified:

September 30, 2020 December 31, 2019
Property, plant and equipment $
173,644,000
$
170,881,000
Accumulated depreciation
(98,437,000)
(91,675,000)
Property, plant and equipment

— net
$
75,207,000
$
79,206,000

Property, plant, and equipment are recorded at cost, unless

obtained through acquisition, then assets are recorded at estimated fair value at the date

of acquisition. Depreciation is

provided on a straight

-line method over the

estimated useful lives of

the assets.
The carrying amount of long-lived assets is evaluated

annually to determine if an adjustment to

the depreciation period or to the
unamortized balance

is warranted. Depreciation

expense for

the three

months ended

September 30,

2020 and

2019 was
$2,273,000 and

$1,977,000, respectively. Depreciation

expense for the

nine months ended

September 30,

2020 and 2019

was
$6,764,000 and $5,115,000,

respectively. Amounts invested in capital

additions in progress were

$1,858,000 and $1,615,000

at
September 30, 2020

and December 31,

2019, respectively. At

September 30, 2020

and December 31,

2019, purchase
commitments for capital expenditures in progress were $338,000 and $336,000, respectively.

9. GOODWILL AND INTANGIBLES

Goodwill activity for the nine months ended September   30, 2020 consisted of the following:

Balance at December 31, 2019 $ 17,376,000
Additions —
Impairment —
Balance at September 30, 2020 $ 17,376,000

Intangibles, net at September   30, 2020 were comprised of the following:

Definite-lived Intangible Assets Amortization Period
Gross Carrying

Amount
Accumulated

Amortization
Net Carrying

Amount
Trade name 25 Years $ 250,000 $ (56,000) $ 194,000
Trademarks 10 Years 1,610,000 (435,000) 1,175,000
Non-competition agreement 5 Years 1,810,000 (981,000) 829,000
Developed technology 7 Years 4,420,000 (1,709,000) 2,711,000
Customer relationships 10-12 Years 9,330,000 (2,236,000) 7,094,000
Total $ 17,420,000 $ (5,417,000) $ 12,003,000

The aggregate intangible

asset amortization expense

was $487,000 for

the three months

ended September 30,

2020 and 2019.
The aggregate intangible asset amortization expense was $1,461,000 for the nine months ended September 30, 2020 and 2019.

Intangibles, net at December   31, 2019 were comprised of the following:

Definite-lived Intangible Assets Amortization Period
Gross Carrying

Amount
Accumulated

Amortization
Net Carrying

Amount
Trade name 25 Years $ 250,000 $ (48,000) $ 202,000
Trademarks 10 Years 1,610,000 (315,000) 1,295,000
Non-competition agreement 5 Years 1,810,000 (709,000) 1,101,000
Developed technology 7 Years 4,420,000 (1,237,000) 3,183,000
Customer relationships 10-12 Years 9,330,000 (1,647,000) 7,683,000
Total $ 17,420,000 $ (3,956,000) $ 13,464,000

10. POST RETIREMENT BENEFITS

The components of expense for the Company’s post-retirement

benefit plans for the three and nine months ended September
  30,
2020 and 2019 are as follows:

Three months ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Pension expense:
Multi-employer plan $
157,000
$
270,000
$
549,000
$
732,000
Defined contribution plan
258,000
364,000
766,000
950,000
Total pension expense
415,000
634,000
1,315,000
1,682,000
Health and life insurance:
Interest cost
59,000
72,000
177,000
216,000
Amortization of prior service costs
(124,000)
(125,000)
(372,000)
(375,000)
Amortization of net loss
45,000
30,000
135,000
88,000
Net periodic benefit cost (20,000) (23,000) (60,000) (71,000)
Total post retirement benefits

expense
$
395,000
$
611,000
$
1,255,000
$
1,611,000

The Company made

payments of $1,518,000

to pension plans

and $131,000

for post-retirement healthcare

and life insurance
during the nine

months ended

September 30,

2020. For the

remainder of 2020,

the Company expects

to make approximately
$276,000 of pension plan payments,

of which $98,000 was accrued

at September 30, 2020. The Company

also expects to make
approximately $1,102,000 of post-retirement healthcare and life insurance payments for the remainder of 2020, all of

which were
accrued at September 30, 2020.

11. DEBT
Debt consists of the following:

September 30,
December 31,

2020 2019
Term loans, interest at a variable

rate (8.0% at September 30, 2020 and 6.30% at
December 31, 2019) with monthly payments of interest and quarterly payments of
principal through January 2023 $
34,875,000
$
38,250,000
Revolving loans, interest at a variable rate

(8.0% at September 30, 2020 and 6.04% at

December 31, 2019)
—
12,008,000
Term loan, interest at a

fixed rate (5.5% at September 30, 2020) with monthly payments of interest and principal through April 2025
160,000
—
Total
35,035,000
50,258,000
Less deferred loan costs
(745,000)
(807,000)
Less current portion (2,753,000) (49,451,000)
Long-term debt $
31,537,000
$
—

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

$40,000,000 (the “

US Revolving Loans”)

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

During 2019, the Company and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit
Agreement resulting from

the Borrowers failure

to maintain the

required Fixed Charge

Coverage Ratio (as

defined in the

A/R
Credit Agreement).

On November 22,

2019, the Company and

the Lenders entered

into a forbearance agreement

(the
"Forbearance Agreement"), which

was amended twice,

first on March

13, 2020

(the "Amended Forbearance

Agreement") and
then on May 29, 2020 (the “Second Amended Forbearance Agreement”).

The Second Amended Forbearance Agreement

provided that the Company and the Lenders agreed to modify certain terms of the
Amended Forbearance

Agreement and

extend the

Forbearance Agreement

through September

30, 2020.

The modifications
include (1) that the Company will maintain liquidity of not less than $5,000,000, to be measured twice monthly, on every second and fourth Friday of each month

during the forbearance period, (2)

the Company shall maintain minimum year-to-date

earnings
before income

tax, depreciation

and amortization

(“YTD-EBITDA”) of

not less

than $5,000,000,

measured upon delivery

of
Company’s July

2020 financial statements

and also upon delivery

of Company’s

August 2020 financial

statements, with YTD-

EBITDA determined based on

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

The Company has unblocked

maximum availability of

$20,000,000 of variable

rate revolving loans of

which $0 is outstanding
as of September 30, 2020.

On April 24, 2020

the Company entered

into a finance

agreement with Leaf

Capital Funding of

$175,000 for equipment.

The
parties agreed

to a fixed

interest rate

of 5.5%

and a term

of 60

months. The amount

outstanding at

September 30,

2020 was
$160,000 of which, $127,000 was classified as long term debt.

On October 27, 2020, the Company entered into

the Refinancing Agreements, as defined in

Note 2, “Critical Accounting Policies
and Estimates

”, and repaid

all of its

obligations under

the A/R Credit

Agreement. Management

believes that

the Refinancing
Agreements will

provide sufficient

liquidity to

sustain the

Company’s needs

for the

next 12

months. The

closing of

the
Refinancing Agreements alleviated the substantial doubt about the Company’s ability to continue as a going concern prior to the
filing date of our Form 10

-Q, see Note 16, “Subsequent

Event”. The Company, therefore,

classified its debt between short

-term
and long-term in accordance with the A/R Credit Agreement.
Interest Rate Swaps

The Company

entered into

two interest

rate swap

agreements that

became effective

January 18,

2018 and

continue through
January 2023, one of which was designated

as a cash flow hedge for $25,000,000

of the $32,000,000 term loan to the Company
mentioned above and the other

designated as a cash flow

hedge for $10,000,000 of the

$13,000,000 term loan to the

Subsidiary
mentioned above. Under

these agreements, the

Company will pay

a fixed rate

of approximately 2.49%

to the counterparty

and
receives 30

day LIBOR

for both cash

flow hedges. The

fair value of

the interest

rate swap

was a liability

of $1,255,000

and
$706,000 at

September 30,

2020 and

December 31,

2019, respectively.

On October

27, 2020,

concurrent with

the Company
entering into the Refinancing Agreements,

both interest rate swap agreement were

terminated, see Note 16, “Subsequent Events”.

12. INCOME TAXES

The Company’s

Consolidated Balance Sheets

include a net

non-current deferred tax

asset of $2,026,000

for the Canadian

and
Mexican tax jurisdictions

and a net non

-current deferred tax liability

of $517,000 for the

U.S. tax jurisdiction at

September 30,
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

Income tax benefit for

the nine months ended

September 30, 2020 is

estimated to be $4,933,000,

approximately 120.3% of income
before income taxes.

The effective tax

rate for 2020

reflects recording net

operating losses in

U.S. jurisdictions at

the tax rate,
34%, which will be applied when the Company carries 2020 losses back to previous years.

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

all has been collected

as of September 30,

2020. An income tax benefit

of $5,638,000 was

realized in the first

quarter of 2020.
The income tax benefit consists of the reversal of the full valuation allowance against net deferred tax assets in the United States for approximately $3,267,000.

The income tax

benefit also

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

and employees of non

-qualified stock options,
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

The following summarizes the status of

Restricted Stock and changes during the nine

months ended September 30, 2020:

Weighted Average

Number of Grant Date
Shares Fair Value
Unvested balance at December 31, 2019
343,919
$
9.37
Granted
287,750
4.62
Vested
(98,502)
10.37
Forfeited
(8,385)
13.72
Unvested balance at September 30, 2020
524,782
$
6.46

At September

30, 2020

and 2019,

there was

$1,928,000 and

$2,377,000, respectively,

of total

unrecognized compensation
expense, related

to Restricted

Stock granted

under the

2006 Plan.

That cost

is expected

to be

recognized over

the weighted-
average period of 2.3 years. Total compensation

cost related to restricted stock grants

for the three months ended Septe

mber 30,
2020 and 2019 was

$319,000 and $350,000, respectively,

all of which

was recorded to selling,

general and administrative expense.
Total compensation cost related to restricted stock grants for the nine months ended September 30, 2020 and 2019 was $968,000 and $1,121,000, respectively, all of which was recorded

to selling, general and administrative expense

During the

nine months

ended September

30, 2020

and 2019,

employees surrendered

4,574 shares

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

A summary

of the Company's stock appreciation rights activity for the nine months ended September

30, 2020 is as follows:

Weighted Average

Number of Grant Date
Shares Fair Value
Outstanding as of December 31, 2019
222,112
$
2.57
Granted
—
—
Exercised
—
—
Forfeited
(27,266)
2.57
Outstanding at end of the period ended September 30, 2020
194,846
$
2.57
Exercisable at end of the period ended September 30, 2020
84,300
$
2.57

The average

remaining contractual

term for

those SARs

outstanding at

September 30,

2020 is

3.6 years,

with no

aggregate
intrinsic value.

At September

30,

2020 and

2019, there

was $225

,000 and

$435,000, respectively,

of total

unrecognized
compensation expense, net of

estimated forfeitures, related to

SARs. Total compensation cost

related to SARs for

the three months
ended September 30

,

2020 and 2019

was $36,000 and

$42,000, respectively, all

of which was

recorded to selling,

general and
administrative expense. Total compensation

cost related to

SARs for the nine

months ended September 30

,

2020 and 2019 was
$91,000 and

$145,000, respectively,

all of

which was

recorded to

selling, general

and administrative

expense. That

cost is
expected to be recognized over the weighted- average period

of 1.6 years.

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

2020 and

December 31,

2019 approximate

fair value

due to

the short

-term maturities

of these

financial
instruments. The carrying amounts of long-term debt and the revolving line of credit approximate fair value as of September 30,
2020 and December 31, 2019 due to the short term nature of the underlying variable rate LIBOR agreements. The Company had
Level 2 fair

value measurements at

September 30, 2020

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
September 30, 2020
Asset Derivatives Liability Derivatives
Balance Sheet Location Fair Value Balance Sheet Location Fair Value
Foreign exchange contracts Prepaid expenses other current assets $ — Accrued other liabilities $ 4,000
Notional contract values $ — $ 51,000
Interest rate swaps Prepaid expenses other current assets $ — Accrued other liabilities $ 1,255,000
Notional swap values $ — $ 27,125,000
December 31, 2019
Asset Derivatives Liability Derivatives
Balance Sheet Location Fair Value Balance Sheet Location Fair Value
Foreign exchange contracts Prepaid expenses other current assets $ 452,000 Accrued other liabilities $ —
Notional contract values $ 15,358,000 $ —
Interest rate swaps Prepaid expenses other current assets $ — Accrued other liabilities $ 706,000
Notional swap values $ — $ 29,750,000

The following tables

summarize the

amount of unrealized

and realized gain

(loss) recognized

in Accumulated Other
Comprehensive Income (Loss) ("AOCI") for the three months ended

September 30, 2020 and 2019:

Amount of Unrealized

Derivatives in

Gain (Loss) Recognized

Location of Gain (Loss)

Amount of Realized Gain

subtopic 815-20

in Accumulated Other

Reclassified from

(Loss) Reclassified from

Cash Flow Hedging

Comprehensive Income (Loss) on
Accumulated Other

Accumulated Other

Relationship
Derivative Comprehensive Income (Loss)
(A)
Comprehensive Income (Loss)
2020 2019 2020 2019
Foreign exchange
contracts $ 668,000 $ (192,000) Cost of goods sold $ (219,000) $ 55,000
Selling, general and
administrative expense $ (33,000) $ 8,000
Interest rate swaps $ 321,000 $ (101,000) Interest expense $ (149,000) $ (14,000)

(A)

The foreign currency derivative

activity reclassified from Accumulated Other

Comprehensive Income (Loss) is

allocated
to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

The following tables

summarize the

amount of unrealized

and realized gain

(loss) recognized

in Accumulated Other
Comprehensive Income (Loss) ("AOCI") for the nine months

ended September 30, 2020 and 2019:

Amount of Unrealized

Derivatives in

Gain (Loss) Recognized

Location of Gain (Loss)

Amount of Realized Gain

subtopic 815-20

in Accumulated Other

Reclassified from

or (Loss) Reclassified from

Cash Flow Hedging

Comprehensive Income (Loss)
on

Accumulated Other

Accumulated Other

Relationship Derivative Comprehensive Income (Loss)
(A)
Comprehensive Income (Loss)
2020 2019 2020 2019
Foreign exchange

contracts $ 135,000 $ 649,000 Cost of goods sold $ (525,000) $ 110,000
Selling, general and

administrative expense $ (67,000) $ —
Interest rate swaps $ (206,000) $ (823,000) Interest expense $ (343,000) $ (13,000)

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

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated

Other Comprehensive Income (Loss), net of tax, for

the nine months ended
September   30, 2020 and 2019:

Accumulated

Derivative

Post Retirement

Other

Hedging

Benefit Plan

Comprehensive

2019: Activities Items
(A)
Income (Loss)
Balance at December 31, 2018 $ (612,000) $ 2,729,000 $ 2,117,000
Other comprehensive loss before

reclassifications (174,000) — (174,000)
Amounts reclassified from accumulated

other comprehensive income (loss) (96,000) (284,000) (380,000)
Income tax benefit 40,000 60,000 100,000
Balance at September 30, 2019 $ (842,000) $ 2,505,000 $ 1,663,000
2020:
Balance at December 31, 2019 $ (191,000) $ 1,561,000 $ 1,370,000
Other comprehensive loss before

reclassifications (71,000) — (71,000)
Amounts reclassified from accumulated

other comprehensive income (loss) (935,000) (236,000) (1,171,000)
Income tax benefit 223,000 50,000 273,000
Balance at September 30, 2020 $ (974,000) $ 1,375,000 $ 401,000

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

Comprehensive Income
(Loss) is included in income tax expense on the Consolidated

Statements of Income (Loss).

16.

SUBSEQUENT EVENTS

Credit Refinancing

On
October 27, 2020
, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National
Association, as administrative

agent, lead arranger

and book runner,

and the lenders

party thereto (the

“Lenders”). Pursuant to
the terms of the

Credit Agreement, the Lenders made

available to the Company

secured loans (the “

Wells Fargo Loans

”) in the
maximum aggregate principal

amount of $
43,500,000
, consisting of

(i) a revolving

loan commitment of

$
25,000,000
(approximately $
8,745,000

of which was

advanced to

the Company on

October 28,

2020) and (ii)

term loan commitments

of
$
18,500,000

($
16,790,000

of which was

advanced to

the Company

on October

28, 2020).

Such revolving

loan commitment
terminates, and all outstanding borrowings thereunder must be repaid, on
October 27, 2024
, and such term loans are to be repaid
in
monthly

installments with the remaining outstanding balance due on
October 27, 2024
, in each case subject to certain optional
and mandatory repayment

terms.

The Company’s

obligations under

the Credit Agreement

and the Loans

are unconditionally
guaranteed by each

of the Company’s U.S. and

Canadian subsidiaries, with such

obligations of the Company

and such subsidiaries
being secured by a lien on substantially

all of their U.S. and Canadian assets.

Interest is payable monthly and is based

on either
LIBOR Rate or

Base Rate, as

defined by the

Credit Agreement, at the

discretion of the

Company. As of October

28, 2020, the
revolving loan was based on the
Base Rate

resulting in a rate of
4.75
% and the term loan was based on the
LIBOR Rate

resulting
in a rate of
3.75
%.

In connection

with the funding of the Wells Fargo Loans, FGI Equipment Finance LLC advanced to the Company, pursuant to a
Master Security Agreement, dated as of
October 27, 2020

(the “Security Agreement”), among FGI Equipment Finance LLC, the
Company as debtor,

and each of Core

Composites Corporation and

CC HPM, S. de

R.L. de C.V.

as a guarantor,

a term loan in
the principal

amount of

$
13,200,000

(the “FGIEF

Loan”), which

loan is

secured by

certain assets

of the

Company and

the
guarantors located in Mexico.

Interest is payable
monthly

at a fixed rate of
8.25
%.

The proceeds of the Wells Fargo Loans and the FGIEF Loans were used in part to repay all existing outstanding indebtedness

of
the Company owing

to KeyBank

National Association, and

to pay certain

fees and expenses

associated with

the transactions
contemplated by the

Credit Agreement and the

Security Agreement, and will

be used to

finance the ongoing

general corporate
needs of the Company.

Concurrent with the closing of the Credit

Agreement and the Master Security Agreement, the Company settled both outstanding
interest rate swaps, which resulted in a loss

and cash outflow of $
1,253,000
, recorded in interest expense and operating activities,
respectively. The

Company also

recorded losses

of $
605,000

from writing

off outstanding

deferred loan

costs related

to the
Amended A/R Credit Agreement.

Facility Closure
On November 5, 2020 the Company announced it will close the manufacturing facility located in Batavia, Ohio in 2021. The
Company has begun working with customers to relocate the business into other Core locations or to third parties.

Revenue from
the facility accounts for less than
5
% of the Company's total revenues and the Company anticipates approximately half of those
revenues will transition to other Core locations. The Company anticipates shutdown costs to consist of severance cost, moving
and production testing and recertification costs and asset impairment charges. Management has determined the costs related

to
the closure of the manufacturing facility located in Batavia, Ohio to be immaterial to the Company’s

consolidated financial
statements.

Part I — Financial Information

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

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

customer char

ges; risk

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

nine months ended

September 30, 2020

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

Operating performance is

also dependent

on the Company’s

ability to effectively

launch new customer

programs, which are
typically extremely complex

in nature. The

start of production

of a new

program is the

result of a

process of developing

new molds
and assembly equipment,

validation testing, manufacturing

process design, development

and testing, along

with training

and often
hiring employees. Meeting the

targeted levels of

manufacturing efficiency for

new programs usually

occurs over

time as the

Company gains experience

with new tools

and processes. Therefore,

during a new

program launch period,

start-up costs and
inefficiencies can affect

operating results.

Nine Months Ended September   30, 2020

Product sales for the

nine months ended September

30, 2020 decreased 29%

compared to the same

period in 2019. Operating
income increased from a loss of $7,406,000 to income of $7,

377,000 for the nine months ended September 30, 2020

compared
to the same period

a year ago. Lower demand

from our customers

as a result

of a cyclical

downturn in the

truck market and
the negative

effect of

COVID-19 on most

customer demand were

the primary drivers

of the sales

decrease. The increase

in
operating income was largely due

to improved manufacturing efficiencies

and cost savings

at several of

the Company's facilities.
The Company also incurred lower operating and SG&A cost

s.

For the nine months

ended September 30, 2020,

product sales to truck

customers decreased by 45%

compared to the same

period
in 2019, as

a result of a

cyclical downturn in

the truck market and

demand deterioration related to

COVID-19. According

to ACT
Research, North

American heavy-duty truck production

decreased approximately 47%

for the nine months

ended September 30,
2020 compared to the same period in 2019.

For the nine months ended September

30, 2020, the Company recorded net income of

$9,032 ,000 or

$1.07 per basic and diluted
share, compared

with net loss of $9,761,000,

or ($1.25) per

basic and diluted share

for the nine months

ended September 30,
2019. Net income in

2020 was favorably impacted

by $5,638,000, or $0.69

per share, as a result of

a tax valuation allowance
reversal and a tax rate benefit

due to tax law changes that

allow the Company to carryback net operating losses to

offset taxable
income in 2013 through

2015 and the tax rate change of 21% to 34%

.

Looking forward, the Company anticipates lower product sales for 2020 when compared to 2019, due to the negative impact of customer shutdowns

as a

result of

COVID-19 and

lower demand

from truck

customers. Based

on customer

forecasts, the
Company anticipates product sales demand to be down slightly for the three months ended December 31, 2020 when compared to the same period ended December 31, 2019

Results of Operations

Three Months Ended September   30, 2020, as Compared to Three Months Ended September   30, 2019

Net sales for the three months ended September 30, 2020

and 2019 totaled $59,873,000 and $74,655,000, respectively. Included in net sales were

tooling project sales of

$5,663,000 and $7,144,000

for the three months ended

September 30, 2020 and

2019,
respectively. These sales are sporadic

in nature and fluctuate in

regard to scope and

related revenue on a period

-to-period basis.
Product sales, excluding

tooling project sales,

for the three

months ended September

30, 2020

were $54,240,000 compared

to
$67,511,000 for the same period in 2019. This decrease

in sales is

primarily the result

of lower demand

from truck and marine
customers partially

offset by higher

demand from customers

in the construction

and all-terrain

vehicle market.

Gross margin was

approximately 18.1

%

of sales for

the three months

ended September 30,

2020, compared with

8.7% for the
three months ended September 30, 2019.

The gross margin percentage increase was due to a favorable net change in product mix and productivity efficiency of 11.9%, offset by an increase in sales return of 2.0% and lower leverage of fixed costs of 1.0%.

Selling, general and

administrative expense (“SG&A”) was

$6,517,000 for the three

months ended September 30,

2020, compared
to $7,041,000

for the

three months

ended September

30, 2019.

Decreased SG&A

expenses resulted

primarily from

lower
professional and outside service expenses of $272,000 and

travel expenses of $157,000.

The Company incurred a goodwill impairment of

$4,100,000 associated with its Horizon Plastics

reporting unit during the three
months ended September 30, 2019.

The Company incurred lower profit margins

in its Horizon Plastics reporting unit

caused by
selling price decreases that the Company had not been able to fully offset with material cost reductions.

Interest expense totaled

$966,000 for the

three months ended

September 30, 2020,

compared to interest expense

of $1,113,000
for the three

months ended September

30, 2019. The decrease

in interest expense was

due to a

lower average outstanding

debt
balance, offset by higher interest rates during the three months ended September 30, 2020, when compared to the same period in
2019.

Income tax expense for

the three months ended

September 30, 2020 was

1.0% of income

before income taxes,

and income tax
for the three months ended September 30,

2019 was 6.6% of loss before income taxes. The Company’s effective tax rates reflect the effects of taxable

income and

taxable losses being generated in tax jurisdictions with different tax rates.

The effective tax rate
for 2020 reflects recording net

operating losses in US jurisdictions

at the tax rate which

will be applied when

the Company carries
2020 losses back to previous tax years.

The Company recorded net income for the three months ended September 30,

2020 of $3,343,000 or $0.39 per basic and diluted
share, compared with

a net loss of

$6,125,000, or $0.78

per basic and

diluted share, for

the three months ended

September 30,
2019.

Comprehensive income totaled
$3,742,000 for the three

months ended September 30,

2020, compared to
  comprehensive losses
of $6,462,000   for the same period ended September 30, 2019. The increase was primarily related to an increase in net income of
$9,468,000 and a change in unrealized foreign currency hedges of $

523,000, net of tax.

Nine Months Ended September   30, 2020, as Compared to Nine Months Ended September   30, 2019

Net sales

for the

nine months

ended September

30, 2020

and 2019

totaled $161,705,000

and $228,168,000,

respectively.
Included in total sales were tooling project sales of $9,686,000 and $13,765,000 for the nine months ended September 30, 2020 and 2019, respectively.

These sales are sporadic

in nature and fluctuate

in regard to scope

and related revenue on

a period-to-
period basis. Product sales, excluding tooling

project sales, for the nine months ended

September 30, 2020 were $152,019,000
compared to $214,403,000

for the same period

in 2019. This decrease

in sales is primarily the result of lower cyclical demand
from truck customers as well as lower demand from most all

customers as a result of COVID

-19.

Gross margin was

approximately 15

.2%

of sales for

the nine months

ended September 30,

2020, compared with

7.9% for the
nine months ended September

30, 2019. The gross

margin percentage increase

was due to favorable

net change in product

mix
and manufacturing

efficiency of 8.9%

and a favorable

net change in

selling price and

material costs of

1.1%, offset by

lower
leverage of fixed costs of 2.1% and higher sales returns of 0.9%.

Selling, gener

al and

administrative expense

(“SG&A”) was

$17,136,000 for

the nine

months ended

September 30,

2020,
compared to $21,431,000 for the

nine months ended September 30, 2019.

The decrease in SG&A

expense primarily resulted from
lower professional and outside services of $1,417,000, government subsides enacted as a result of COVID-19 of $1,416,000

and
lower travel expenses of $619,000.

The Company incurred a

goodwill impairment of $4,100,000

associated with its Horizon Plastics

reporting unit during the nine
months ended September 30, 2019.

The Company incurred lower profit margins

in its Horizon Plastics reporting unit

caused by
selling price decreases that the Company had not been able to fully offset with material cost reductions.

Interest expense totaled $3,338,000 for

the nine months ended September 30, 2020,

compared to interest expense of $2,878,000
for the nine months ended September

30, 2019. The increase in interest expense

was due to higher interest rates

during the nine
months ended September 30, 2020, when compared to the same period in 2019.

Income tax benefit for

the nine months ended

September 30, 2020 was

120.3% of the income before

income taxes, and income

tax
benefit for

the nine months ended September

30, 2019 was 4.4%

of the loss before income

taxes. The Company’s effective

tax
rates reflect the effects of

taxable income and

taxable losses being generated in tax jurisdictions with different tax rates.

The Company recorded a net income

for the nine months ended September

30, 2020 of $9,032,000, or $1.07

per basic and diluted
share, compared with

a net loss

of $9.761,000

or $1.25 per

basic and diluted

share, for the

nine months ended

September 30,
2019.

Comprehensive income totaled
$8,063,000 for the

nine months ended

September 30, 2020,

compared to
  comprehensive losses
of $10,215,000
for the

same period

ended September

30, 2019.

The increase

was primarily

related to

higher net

income of
$18,793,000 and a

change in unrealized foreign

currency hedges of $753,000,

net of tax, for

the nine months ended

September
30, 2020.

Liquidity and Capital Resources

Historically, the Company

’s primary sources

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

30, 2020, the Company had
outstanding foreign

exchange contracts

with notional

amounts totaling

$51,000, compared

to $15,358,000

outstanding as

of
December 31,

2019. As of September

30, 2020,

the Company also

had outstanding interest

rate swaps with

notional amounts
totaling $27,125,000, compared to $29,750,000 outstanding as of December

31, 2019.

Cash provided

by operating

activities for

the nine

months ended

September 30,

2020 totaled

$31,052,000. Net

income of
$9,032,000 positively

impacted operating

cash flows.

Non-cash deductions

of depreciation

and amortization

included in

net
income amounted

to $8,425,000.

Changes in working

capital increased

cash provided

by operating activities

by $11,816,000,
which primarily related to changes in accounts receivable, inventory and other accrued liabilities, offset by accounts payable.

At September 30, 2020, the Company had

$14,809,000 cash on hand, and an available

balance on the revolving line of credit

of
$20,000,000. If a

material adverse change in

the financial position

of the Company should

occur, or if actual

sales or expenses
are substantially different than

what has been forecasted, the

Company's liquidity and ability to

obtain further financing to

fund
future operating and capital requirements could be negatively impacted.

Cash used in investing

activities for the nine

months ended September 30,

2020 was $2,716,000,

which related to purchases

of
property, plant and equipment.

The Company anticipates

spending up to $2,000,000

during the remainder of

2020 on property,
plant and equipment purchases for all of the Company's operations.

At September 30,

2020, purchase commitments

for capital expenditures

in progress were

$338,000. The Company

anticipates
using cash from operations and its available revolving line of credit to fund capital investments.

Cash used in financing activities for

the nine months ended September 30,

2020 totaled $15,383,000, which primarily consisted
of net

revolving loan

payments of

$12,007,000 and

net scheduled

repayments of

principal on

outstanding term

loans of
$3,391,000. The Company

was able to

make the repayments

primarily due to

the cash provided

by operating activities

of the
$15,399,000 for the nine months ended of September 30,

2020.

On January 16, 2018, the Company entered into an Amended and

Restated Credit Agreement (the "A/R Credit Agreement")

with
KeyBank National Association as administrative agent and various financial institutions party thereto as lenders (the "Lenders").
Pursuant to the terms

of the A/R

Credit Agreement (i)

the Company may borrow

revolving loans in the

aggregate principal amount
of up to

$40,000,000 (the “

US Revolving Loans”)

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

During 2019, the Company and the Lenders acknowledged and confirmed that an event of default occurred under the A/R Credit
Agreement resulting from

the Borrowers failure

to maintain the

required Fixed Charge

Coverage Ratio (as

defined in the

A/R
Credit Agreement).

On November 22,

2019, the Company and

the Lenders entered

into a forbearance agreement

(the
"Forbearance Agreement"),

which was amended twice, first on March

13, 2020 agreement (the "Amended Forbearance
Agreement") and then on May 29, 2020 (the “Second Amended Forbearance Agreement”).

The Second Amended Forbearance Agreement

provided that the Company and the Lenders agreed to modify certain terms of the
Amended Forbearance

Agreement and

extend the

Forbearance Agreement

through September

30, 2020.

The modifications
include (1) that the Company will maintain liquidity of not less than $5,000,000, to be measured twice monthly, on every second and fourth Friday of each month

during the forbearance period, (2)

the Company shall maintain minimum year-to-date

earnings
before income

tax, depreciation

and amortization

(“YTD-EBITDA”) of

not less

than $5,000,000,

measured upon delivery

of
Company’s July

2020 financial statements

and also upon delivery

of Company’s

August 2020 financial

statements, with YTD-
EBITDA determined based on

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

The Company has unblocked

maximum availability of

$20,000,000 of variable

rate revolving loans of

which $0 is outstanding
as of September 30, 2020.

On April 24, 2020

the Company entered

into a finance

agreement with Leaf

Capital Funding of

$175,000 for equipment.

The
parties agreed to a fixed interest rate of 550 basis point and a term of 60 months. The amount outstanding at September 30, 2020 was $160,000 of which, $127,000 was classified as long term debt.

On October 27, 2020, the Company entered into

the Refinancing Agreements, as defined in

Note 2, “Critical Accounting Policies
and Estimates”, and repaid

all of its obligations under

the A/R Credit Agreement. Management believes that existing

cash, cash
flow from

operating activities

and available

borrowings under

the Refinancing

Agreements will

be sufficient

to meet

the
Company’s liquidity

needs for

the next 12

months. Based on

the Company

’s forecasts,

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

Off-Balance Sheet Arrangements

The Company did not have any significant off-balance sheet

arrangements as of September 30, 2020 or December 31, 2019.

The Company

did not

have or

experience any

material changes

outside the

ordinary course

of business

as to

contractual
obligations, including long-term

debt obligations, capital

lease obligations, operating

lease obligations, purchase

obligations or
other long- term

liabilities reflected on

the Company’s

balance sheet under

GAAP, as of

September 30, 2020

or December 31,
2019.

Critical Accounting Policies and Estimates

For information on

critical accounting policies

and estimates, see

Note 2, "Critical

Accounting Policies and

Estimates," to

the
consolidated financial statements included herein.

Recent Accounting Pronouncements

For information on the impact of recently

issued accounting pronouncements, see Note 3, "Recent Accounting

Pronouncements,"
to the consolidated financial statements included here

Part I — Financial Information

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Core Molding Technologies

’

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

of the
design and operation

of its disclosure

controls and procedures

(as defined in Rule

13a-15(e) of the

Exchange Act). Based upon
this evaluation, the

Company’s management,

including its Chief

Executive Officer

and its Chief

Financial Officer,

concluded
that the Company

’s disclosure

controls and procedures

were (i) effective to

ensure that information

required to be

disclosed in
the Company

’s reports

filed or

submitted under

the Exchange

Act was

accumulated and

communicated to

the Company

’s
management, including its Chief

Executive Officer and Chief

Financial Officer, as appropriate

to allow timely decisions

regarding
required disclosure,

and (ii)

effective to

ensure that

information required

to be

disclosed in

the Company

’s reports

filed or
submitted under

the Exchange

Act is recorded,

processed, summarized

and reported

within the time

periods specified

in the
Securities and Exchange Commission

’s rules and

forms.There were no changes

in internal controls

over financial reporting (as
such term is defined in Exchange Act Rule
13a-15(f)) that occurred in the last

fiscal quarter that have materially affected,

or are
reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

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

Unregistered Sales of Equity Securities and Use of Proceeds

Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of Shares
Purchased as Part of
Publicly Announced
Plans or Programs
Maximum Number that
May Yet

be Purchased
Under the Plans or
Programs
July 1 to 30, 2020 3,788 4.61
— —
August 1 to 31, 2020
— — — —
September 1 to 30, 2020
— — — —

Defaults Upon Senior Securities

None.

Mine Safety Disclosures

None.

Other Information

None.

Item 6.

Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its
behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date: November 6, 2020 By: /s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director
Date: November 6, 2020 By: /s/ John P. Zimmer
John P. Zimmer

Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No. Description Location
2(a)(1)
Asset Purchase Agreement

dated as of

September
12,
1996, as amended October 31, 1996, between Navistar
and RYMAC Mortgage Investment Corporation
1
Incorporated by reference to Exhibit
2-A to
Registration Statement on Form
S-4 (Registration No.
333-15809)
2(a)(2)
Second Amendment to

Asset Purchase

Agreement
dated December 16, 1996
1
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

and Restated By-
Laws of Core Molding Technologies, Inc.
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
4 (a) (6)
Certificate of

Designation, Preferences

and Rights

of
Series B Junior

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
6, 2020, pursuant to 18 U.S.C.

Section
1350
Filed Herein
32(b)
Certification of

John P.

Zimmer, Chief

Financial
Officer of Core

Molding Technologies, Inc.,

dated
November
6, 2020, pursuant to 18 U.S.C.

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