Form 10-K
period 2020-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2021-03-11
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

(Mark One)
☑
ANNUAL

REPORT PURSUANT

TO SECTION

13 OR

15(d) OF

THE SECURITIES
EXCHANGE ACT

OF 1934
For the fiscal year ended
December 31, 2020

OR
☐
TRANSITION

REPORT PURSUANT

TO SECTION

13 OR

15(d) OF

THE SECURITIES
EXCHANGE ACT

OF 1934
For the transition period from ___________ to ____________

Commission file number 001-12505

CORE MOLDING TECHNOLOGIES, INC
.
(Exact name of registrant as specified in its charter)
Delaware
31-1481870
(State or other jurisdiction
incorporation or organization)
(I.R.S. Employer Identification No.)

800 Manor Park Drive
,
Columbus
,
Ohio
43228-0183
(Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:

(
614
)
870-5000

Securities registered pursuant to Section 12(b) of the Act:
:
Title of each class
Trading
Symbol (s)
Name of each exchange on which
registered
Common Stock, par value $0.01
CMT
NYSE American LLC
Preferred Stock purchase rights, par
value $0.01
N/A
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

Yes
☑

No
☐

Indicate by check mark whether

the registrant has submitted electronically,

every Interactive Data File required

to be submitted
and posted pursuant to Rule   405 of Regulation   S-T during the preceding 12   months (or for such shorter period that the registrant
was required to submit and post such files).

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

the Exchange Act. Yes
☐   No ☑

Indicate by

check mark

whether the

registrant has

filed a

report on

and attestation

to its

management’s assessment

of the
effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))
by the registered public accounting firm that prepared or

issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐

No
☑

As of June
30, 2020,

the aggregate market value of

the registrant's voting and non

-voting common equity held

by non-affiliates
of the registrant

was approximately $
22,061,000
, based upon

the closing sale

price of $4.12

on the NYSE

American LLC on
June
30, 2020

,

the last business

day of registrant's

most recently completed

second fiscal

quarter.

As of March

10, 2021,

the
latest practicable date,
8,476,047

shares of the registrant’s common stock

were issued, which includes
507,835

shares of unvested
restricted common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the

registrant's 2021

definitive Proxy Statement

to be filed

with the Securities

and Exchange Commission

no later
than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

Part I
Item 1. Business
3
Item 1A. Risk Factors
12
Item 1B. Unresolved Staff Comments
20
Item 2. Properties
20
Item 3. Legal Proceedings 22
Item 4. Mine Safety Disclosure
22
Part II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity
Securities
23
Item 6. Selected Financial Data
24
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
37
Item 8. Financial Statements and Supplementary Data
38
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
67
Item 9A. Controls and Procedures
68
Item 9B. Other Information
68
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
69
Item 11. Executive Compensation
69
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
69
Item 13. Certain Relationships, Related Transactions, and Director Independence
69
Item 14. Principal Accountant Fees and Services
69
Item 15. Exhibits and Financial Statement Schedules
70
Item 16. Form 10-K Summary
70
Part IV
Signatures
71
Exhibit 23
Exhibit 24
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

based external customers.
In June
of 2009, the Company

completed construction and took

occupancy of a new

production facility in Matamoros,

Mexico
that replaced its leased facility.

In August 2005, the

Company formed Core

Composites Cincinnati, LLC,

("Core Composites

Cincinnati") a Delaware

limited
liability company and wholly

owned subsidiary of the

Company. This entity was

formed for the purpose

of establishing operations
and holding assets

acquired from the

Cincinnati Fiberglass Division

of Diversified Glass

Inc., which the

Company acquired in
August 2005. The Cincinnati Fiberglass Division

of Diversified Glass, Inc. was

a privately held manufacturer and

distributor of
fiberglass reinforced plastic

components supplied primarily

to the heavy

-duty truck market.

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
Canada; fluctuations in

foreign currency exchange rates;

dependence upon certain

major customers as

the primary source of
Core Molding Technologies’

sales revenues; efforts

of Core Molding

Technologies to expand

its customer base;

the ability to
develop new and innovative products and to diversify markets, materials and processes and increase operational

enhancements;
ability to accurately

quote and execute

manufacturing processes for new

business; the actions

of competitors, customers,

and
suppliers; failur

e

of Core

Molding Technologies’

suppliers to

perform their

obligations; the

availability of

raw materials;
inflationary pressures; new

technologies; regulatory

matters; labor

relations; labor

availability; a

work stoppage

or labor
disruption at

one of our

union locations or

one of our

customer or supplier

locations; the

loss or inability

of Core Molding
Technologies to attract and

retain key personnel; the Company's

ability to successfully identify,

evaluate and manage potential
acquisitions and to benefit from and properly integrate any

completed acquisitions; federal, state and local

environmental laws
and regulations; the

availability of sufficient

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

operate in one

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

hand-lay-up, direct
long-fiber thermoplastics ("D

-LFT") and structural

foam and structural

web injection molding

("SIM"). Core Molding
Technologies serves

a wide

variety of

markets, including the

medium and

heavy-duty truck,

marine, automotive,

agriculture,
construction, and

other commercial

products. The demand

for Core

Molding Technologies’

products is

affected by

economic

conditions in the United

States, Mexico, and

Canada. Core Molding Technologies

’

manufacturing operations have a

significant
fixed cost

component. Accordingly,

during periods

of changing

demand, the

profitability of

Core Molding

Technologies’
operations may change proportionately more than revenues from operations.

Structural plastics compete largely against metals and have the strength to function well during prolonged use.

Management
believes that structural plastic components offer many advantages over metals, including:

●

heat resistance;
●

corrosion resistance;
●

lighter weight;
●

lower cost;
●

greater flexibility in product design;
●

part consolidation for multiple piece assemblies;
●

lower initial tooling costs for lower volume applications;
●

high strength-to-weight ratio; and
●

dent-resistance in comparison to steel or aluminum.

The largest

markets for

structural plastics

are transportation

(automotive and

truck), agriculture,

construction, marine,

and
industrial applications. As of December
31, 2020, the Company operated seven production facilities

in Columbus, Ohio; Batavia,
Ohio; Gaffney, South

Carolina; Winona, Minnesota; Matamoros

and Escobedo, Mexico;

and Cobourg, Canada,

which produce
structural plastic products.

Our manufacturing facilities utilize

various production processes; however,

end products are similar
and are

not unique to

a facility or

customer base.

Operating decision

makers (officers of

the Company)

are headquartered

in
Columbus, Ohio

and oversee

all manufacturing

operations for

all products

as well as

oversee customer

relationships with

all
customers. The Company supplies structural plastic products to truck manufacturers, automotive suppliers, and manufacturers of marine and other commercial products.

In general, product growth and diversification are achieved in several different ways:

(1) resourcing of existing structural plastic
products

from another supplier

by an original

equipment manufacturer

(“OEM”); (2) obtaining

new structural plastic

products
through a selection process in which an OEM

solicits bids; (3) successful marketing of structural

plastic products for previously
non-structural plastic applications;

(4) converting alternative materials

to structural plastics; (5)

successful marketing of

structural
plastic products to OEMs outside

of our traditional markets; (6)

developing of new materials, technology and

processes to meet
current or

prospective customer

requirements; and

(7) acquiring

an existing

business. The

Company's efforts

continue to

be
directed towards all seven areas.

MAJOR COMPETITORS

The Company believes that it

is one of the largest

compounders and molders of

structural plastics using the

SMC, RTM, spray-
up, hand-lay-up, D-LFT and SIM molding processes in North America.

The Company faces competition from a number of other
molders including, most significantly,

Molded Fiber Glass Companies,

Continental Structural Plastics, Ashley

Industrial Molding,
René Matériaux

Composite Ltée

("RMC"), STS

Group and

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

five major customers

during the year

ended December

31, 2020, Universal

Forest Products,

Inc. (“UFP”),
Navistar, Inc. (“Navistar ”), PACCAR, Inc. (“PACCAR”), Volvo Group North America, LLC (“Volvo”), and BRP, Inc. (“BRP”).
Major customers are

defined as customers

whose sales individually

consist of more

than ten percent

of total sales

during any
annual or interim reporting

period in the

current year. The loss

of a significant portion

of sales to these

customers could have

a
material adverse effect on the business of the Company.

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

UFP supplies products to three

industry segments:

retail, industrial, and construction.

These are a highly

-competitive markets,
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

BRP provides a portfolio of industry-leading

products comprising of snowmobiles,

watercraft, on and off-road vehicles,

marine
propulsion systems as

well as engines for

karts, motorcycles and

recreational aircraft.

Demand for these products

is driven by
consumer demand and general economic conditions.

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

The Company makes

products for

Navistar's Springfield,

Ohio; Tulsa, Oklahoma;

and Escobedo,

Mexico assembly plants,

as
well as aftermarket

products for

service distribution centers.

The Company works

closely on new

product development

with
Navistar's engineering

and research

personnel.

Products sold

to Navistar

include hoods,

roofs, air

deflectors, cab

extenders,
fender extensions, splash

panels, and other

components.

Sales to Navistar

amounted to approximately

18%, 20%,

and 20% of
total sales for 2020, 2019, and 2018,

respectively.

Relationship with Volvo

The Company has a Price Agreement with Volvo that governs supply of parts, pricing and payment terms.

The Price Agreement
with Volvo

is effective

through December

31, 2023.

The Company

makes products

for Volvo’s

New River

Valley (Dublin,
Virginia) and

Macungie, Pennsylvania

assembly plants,

as well

as aftermarket

products for

service distribution

centers.
  The
Company works

closely on

new product

development with

Volvo’s engineering

and research

teams. Products

sold to

Volvo
include hoods, roofs,

sunvisors, air deflectors,

cab extenders and

other components. Sales to

Volvo amounted to approximately
12%, 17%, and 17% of total sales for 2020, 2019, and 2018, respectively.

Relationship with PACCAR

The Company has a Long-Term Supply Agreement with PACCAR that governs supply of parts, pricing and payment terms.

The
Agreement is effective

through November 30,

2023. The Company makes

products for PACCAR's

Chillicothe, Ohio; Denton,
Texas; Renton,

Washington; St.

Therese, Canada;

and Mexicali,

Mexico assembly

plants, as

well as aftermarket

products for
service distribution centers.

The Company also

works closely on

new product development

with PACCAR's engineering

and
research personnel.

Products sold

to PACCAR

include hoods,

roofs, back

panels, air

deflectors, air

fairings, fenders,

splash
panels, cab extenders, and other

components.

Sales to PACCAR amounted to

approximately 13%, 16%, and

16% of total sales
for 2020, 2019, and 2018, respectively.

Relationship with UFP

The Company

manufactures a

line of

outdoor living

and home

decor products

as part

of UFP's

broad offerings

to "big

box"
retailers. These products

are labeled and

packaged for direct

placement onto retail

shelves and are

shipped to UFP distribution
facilities primarily throughout North

America. The Company works

directly with UFP

on innovative product advances

that reduce
cost and extend

the appeal of

the products to

consumers. Sales to

UFP amounted to approximately

17%, 9%, and

10% of total
sales for 2020, 2019, and 2018, respectively.

Relationship with BRP

The Company manufactures molded products for BRP's assembly plants located in

Queretaro and Juarez, Mexico.

Products sold
to BRP include various molded components to support the assembly of personal watercraft and all-terrain vehicles. Sales to BRP amounted to approximately 10%, 7%, and 6% of total sales in 2020,

2019 and 2018, respectively.

OTHER CUSTOMERS

The Company

also produces

products for

other truck

manufacturers, the

automotive industry,

marine industry,

commercial
product industries, and various

other customers and industries.

Sales to these customers

individually were all less

than 10% of
total sales for interim and annual reporting during 2020.

Sales to these customers amounted to approximately 31% of total sales for each year ended 2020, 2019, and 2018.

GEOGRAPHIC INFORMATION

Substantially all

of the Company's

products are

sold in U.S.

dollars.

The following

table provides

information related

to the
Company's sales by country, based on the ship to location of customers'

production facilities, for the years ended December
  31:

2020 2019 2018
United States $ 136,424,000 $ 178,953,000 $ 181,207,000
Mexico 64,942,000 79,761,000 74,029,000
Canada 16,827,000 16,988,000 12,494,000
Other 4,163,000 8,588,000 1,755,000
Total $ 222,356,000 $ 284,290,000 $ 269,485,000

The following

table provides

information related

to the

location of

the Company's

property, plant

and equipment,

net, as

of
December   31:

2020 2019
United States $ 36,698,000 $ 39,132,000
Mexico 29,537,000 31,865,000
Canada 7,817,000 8,209,000
Total $ 74,052,000 $ 79,206,000

PRODUCTS

Sheet Molding Compound (“SMC”)

SMC is primarily

a combination of

resins, fiberglass, fillers,

and catalysts compounded

and cured in

sheet form, which

is then
used to

manufacture compression

-molded products,

as discussed

below. The Company

incorporates a

sophisticated computer
program in

the process

of compounding

various complex

SMC formulations

tailored to

meet customer

needs. The

program
provides for the control of information during various production processes and data for statistical batch controls. The Company
also sells SMC to other molders.

Closed Molded Products

The Company manufactures

plastic products using

compression molding, resin

transfer molding, and

injection molding. As of
December
31, 2020, the

Company owned 75

molding presses in

its Columbus, Ohio

facility (16); Matamoros,

Mexico facility
(21); Cobourg, Canada facility (19);

Gaffney, South Carolina facility (10);

Winona, Minnesota facility (5); and

Escobedo, Mexico
(4).

The Company's molding presses range in size from 250 to

5,000 tons.

Compression Molding of SMC -
Compression molding is a process

whereby SMC is molded

to form by matched

die steel molds
through which

a combination

of heat

and pressure

are applied

via a

molding press.

This process

produces high

quality,
dimensionally consistent

products and

is typically

used for

high volume

products.

Higher volumes

justify the

customer's
investment in matched die steel molds.

Large platen, high

tonnage presses

(2,000 tons

or greater)

provide the ability

to mold very

large reinforced

plastic parts.

The
Company believes that

it possesses a

significant portion of

the large platen,

high tonnage molding

capacity in the

industry.

To
enhance the surface

quality and the

paint finish of

our products, the

Company uses both

in-mold coating and

vacuum molding
processes.

In-mold coating

is the

process of

injecting a

liquid over

the molded

part surface

and then

applying pressure

at elevated
temperatures during an extended molding cycle. The liquid coating serves to fill and/or bridge surface porosity as

well as provide
a barrier against solvent penetration during subsequent top

-coating operations.

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

high-quality surface

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

As a result, structural web
molded parts have a smoother, glossier finish than

other low-pressure parts.

Both processes give part designers flexibility when
designing products that need strength and stiffness at low weight.

Direct Long-Fiber Thermoplastics (“D-LFT”)

-

D-LFT molding employs two molds,

typically a core and

a cavity, similar to
matched die molding. This is

a process for compounding

and molding thermoplastic

materials with "long" fibers

(typically, 0.5
inch or

longer). Engineered

thermoplastic pellets

and performance

additives are

compounded in

a screw

extruder, to

which
chopped reinforcements (typically, glass fibers) are added and further extruded. A "charge" of material is cut to a precise weight, and this "

charge" is directly

moved to a

compression or injection

-transfer process, where

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

two-
component thermoset

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

the hand lay

-up and spray

-up methods of

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

the resin-
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

The ordered backlog of
four weeks of expected shipments was approximately $21.3   million (all of which the Company shipped during the first month of
2021)

and $20.7
  million at December   31, 2020 and 2019, respectively.

CAPACITY CONSTRAINTS

Capacity utilization is

measured based on

standard cycle times and

a standard work

week, which can range

from five days

per
week, three-shifts per

day to seven days

per week, three-shifts per

day, depending on the

facility and molding process.

During
times when demand

exceeds the standard

five day, three

-shift capacity, the

Company will work

weekends to create

additional
capacity, which

can provide

capacity utilization

percentages greater

than 100%.

During 2020,

the Company has

used various
methods from overtime to a weekend manpower crew to support

the customers' production requirements.

The approximate SMC production line capacity utilization was

66% and 73%

for the years ended December 31, 2020 and 2019,
respectively.

The Company measures

facility capacity in

terms of its

large molding presses

(2,000 tons or

greater) for the

Columbus, Ohio,
Gaffney, South Carolina, Winona, Minnesota and the SMC molding at the Matamoros, Mexico facility. The Company owned 28 large molding presses at these

facilities at December

31, 2020. The combined

approximate large press capacity utilization in

these
production facilities was 55% and 83% for the years ended December 31, 2020 and 2019, respectively. The decreased utilization mainly resulted from decrease demand due to COVID-19

and improved production efficiency.

The Company

measures facility

capacity in terms

of its large

molding presses (750

tons or

greater) for

the Cobourg, Canada
facility. The Company

owned 7

large molding presses

at this facility

at December

31, 2020.

The combined approximate

large
press capacity utilization in this facility was 89% and 72% for the years ended December 31, 2020 and 2019, respectively.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

Capital expenditures

totaled approximately

$3.7 million,

$7.5

million,

and $5.8

million in 2020,

2019, and 2018

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
  million, $1.2   million and $1.0
million in 2020,

2019, and
2018, respectively.

ENVIRONMENTAL COMPLIANCE

The Company's

manufacturing operations

are subject

to federal,

state, and

local environmental

laws and

regulations, which
impose limitations on

the discharge of

hazardous and non

-hazardous pollutants into

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

HUMAN CAPITAL MANAGEMENT

As of December 31,

2020, the Company employed

a total of 1,617

employees, which consisted of

679 employees in its

United
States operations,

722 employees

in its

Mexican operations

and 216

employees in

its Canadian

operation.

Of these

1,617
employees, 518 employees at the Company’s Columbus, Ohio facility are covered by a collective bargaining agreement with the
International Association of Machinists

and Aerospace Workers (“IAM”),

which extends to

August 7, 2022,

534 employees at
the Company

’s Matamoros,

Mexico facility

are covered

by a collective

bargaining agreement

with Sindicato de

Jorneleros y
Obreros, which

extends to

January 21,

2022,

191 employees

at the

Company's Cobourg,

Canada facility

are covered

by a
collective bargaining agreement

with United Food

& Commercial Workers

Canada ("UFCW"), which

extends to November

1,
2021, and

73 employees at

the Company's

Escobedo, Mexico

facility are

covered by

a collective

bargaining agreement

with
Sindicato de

trabajadores de

la industria metalica

y del comercio

del estado

de Nuevo

Leon Presidente

Benito Juarez

Garcia
C.T.M., which

extends to

February 1,

2021. The

Company is

currently negotiating

an extension

to the

Escobedo, Mexico
collective bargaining agreement.

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

Risks Relating to our Business

Our business has concentration risks associated with significant customers.

Sales to five customers constituted approximately 70%

of our 2020 total sales. No other customer

accounted for more than 10%
of our total

sales for this

period.

The loss of

any significant portion

of sales to

any of our

significant customers could

have a
material adverse effect on our business, results of operations, and financial condition.

Accounts receivable

balances with

five customers

accounted for

64% of

accounts receivable

at December
  31, 2020.

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

In 2020, approximately 43%

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

As of December
31, 2020,

unions at our

Columbus, Ohio,

Matamoros and

Escobedo, Mexico,

and Cobourg

Canada facilities
represented approximately 81% of our entire

workforce.

As a result, we are

subject to the risk of

work stoppages
  and other labor-
relations matters. The current

Columbus, Ohio, Matamoros,

Mexico, Cobourg, Canada

,

and Escobedo, Mexico

union contracts
extend through August
7, 2022, January

21, 2022,

November

1, 2021 and

February

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
The Company

is currently

negotiating an

extension to

then Escobedo,

Mexico collective

bargaining
agreement.

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

Our ability to

recognize profit is largely

dependent upon accurately

identifying the costs

associated with the
manufacturing of our products

and executing the manufacturing

process in a cost-effective

manner.

There can be

no assurance

that all costs

will be

accurately identified

during the

Company's quoting

process or

that the

expected level

of manufacturing
efficiency will be achieved. As a result, we may not realize the anticipated operating results related to new business awards.

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

Any acquisitions, may

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
other things, build new or upgrade

our facilities, purchase equipment, and

enhance our production processes.

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

We depend on

skilled labor

in the manufacturing

of our products.

High demand

for skilled manufacturing

labor in the

United
States has resulted in

difficulty hiring, training, and

retaining labor in

a tightening labor market.

Difficulties in securing

skilled
labor can result

in increased hiring

and training costs,

increased overtime to

meet demand, increased

wage rates to

attract and
retain operators, and higher scrap and rework costs due to inexperienced workers which would adversely affect our business.

Financial and Accounting Risks

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

We have incurred impairment charges in

the past and we

may be required to incur additional

impairment charges in the future
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

other assumptions. If

operating earnings fall

below forecasted operating

earnings, we would

perform an
interim or

annual goodwill

impairment analysis.

Should that

analysis conclude

that the

reporting unit

’s fair

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

Our failure to

comply with our debt

covenants could have a

material adverse effect on

our business, financial condition,

or results
of operations.

The Company’s credit

agreements contain certain

covenants.

The Company’s ability

to borrow money and

repay existing debt
on scheduled terms under its existing credit agreements

requires the Company to be compliant with its

covenants. If a default of
covenants were to occur, we may not be able to pay our debts or borrow sufficient funds, which could materially adversely affect our results of operations, financial condition, and cash flows.

Legal, Insurance, Tax and Cybersecurity Risks

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

Our insurance coverage may be inadequate to protect against the potential hazards to our business.

We maintain property,

business interruption,

stop loss for

healthcare and

workers' compensation,

director and officer,

product
liability, cyber, and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from

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

during any twelve

-month period by

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

in the United States, Mexico, and

Canada. Our provision for income taxes

and cash flow related
to taxes may be negatively impacted by: (1) changes in the mix of earnings taxable in jurisdictions with different statutory rates,
(2) changes

in tax

laws and

accounting principles,

(3) changes

in the

valuation of

our deferred

tax assets

and liabilities,

(4)
discovery of new information

during the course of

tax return preparation,

(5) increases in nondeductible

expenses, or (6)

being
subject to include foreign income in the United States as part of the GILTI tax provision.

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

Risks Related to Economic Conditions

The recent coronavirus

(COVID-19) outbreak has

adversely impacted

our business

and could

in the

future have a

material
adverse impact on our

business, results of operation, financial

condition and liquidity, the

nature and extent of which

is highly
uncertain.

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
We have also

taken actions to

protect our employees

and to mitigate

the spread of

COVID-19, including embracing

guidelines
set by the

World Health Organization

and the Centers

for Disease Control

and Prevention on

social distancing, good

hygiene,
restrictions on

employee travel

and in

-person meetings,

and changes

to employee

work arrangements

including remote

work
arrangements where

feasible. The

actions taken

around the

world to

slow the

spread of

COVID-19 have

also impacted

our
customers and

suppliers, and

future developments

could cause

further disruptions

to the

Company due

to the

interconnected
nature of our

business relationships.

The extent

to which

COVID-19 will

impact our

ongoing business,

results of

operations,
financial condition or liquidity is highly uncertain and will depend on future developments, including the control of the spread of
the virus, spread of new strains of the virus, additional actions taken by governmental authorities, and the ability to vaccinate the general population.

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

31, 2020

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

new 5-year lease was

executed commencing on

August 1, 2019 and

ending on July 31,

2024.

During the year
ended, December 31,

2020, the Company

decided to close

the manufacturing facility

which it anticipates

completing in 2021.
The Company

has the

option to

provide a

six-month notification

to terminate

the lease

without penalties.

The approximate
108,000 square feet of available floor space at the Batavia, Ohio plant is comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse 104,000
Office 4,000
Total 108,000

The Company

leases a

production plant

in Cobourg,

Canada located

at 3 West

Street on approximately

10 acres

of land.

On
August 13
th
, 2020, a new 5 year

lease was executed retroactively commencing

on January 1, 2020

and ending on December 31,
2024. The approximate 247,000 square feet of available floor space at the Cobourg, Canada plant is comprised of the following:

Approximate
Square Feet
Manufacturing/Warehouse 241,000
Office 6,000
Total 247,000

The Company leases a production

plant in Escobedo, Mexico located at

Avenida Internacional #220, Parque Industrial

VYNMSA
Escobedo, C.P. 66053, Escobedo, Nuevo Leon, Mexico on approximately 3 acres of land. The current lease agreement expires in
March 2021. The Company is currently negotiating an extension. The approximate 61,000 square feet of available floor space at
the Escobedo, Mexico plant is comprised of the following:

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

The Company is not aware of
any material pending legal

proceedings to which the Company

or any of its

subsidiaries is a party or

of which any of

their property
is the subject .

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

Core Molding Technolog

ies, Inc.
High Low
Fourth Quarter 2020 $ 14.23 $ 7.69
Third Quarter 2020 10.82 3.81
Second Quarter 2020 5.35 1.03
First Quarter 2020 3.50 1.50
Fourth Quarter 2019 $ 6.49 $ 2.80
Third Quarter 2019 7.58 5.75
Second Quarter 2019 8.50 6.73
First Quarter 2019 9.00 6.79

The Company's common stock was held by 356 holders of record on March
  10, 2021.

The Company ended

the $0.05 per

share quarterly dividend

after the May 2018

declaration.

The Company made no

payments
for cash dividends during 2020 and 2019 and made payments totaling of $792,000 for cash dividends during 2018.

Equity Compensation Plan Information

The following

table shows

certain information

concerning our

common stock

to be

issued in

connection with

our equity
compensation plans as of December   31, 2020:

Plan Category
Number of Shares

to be Issued Upon

Exercise of
Outstanding
Options or

Vestin

g
Weighted

Average

Exercise Price

of Outstanding

Options
Number of

Shares

Remaining

Available for
Future Issuance
Equity compensation plans approved by stockholders 688,760 $ 7.31 514,823

We repurchased 4,574 shares of our common stock during the year ended December   31, 2020. All stock was purchased to satisfy
tax withholding obligations upon

vesting of restricted stock

awards. Details of the repurchases

of our common stock during

the
three months ended December 31, 2020, are included in the following table:

Period
Total number of
shares purchased
Average price paid
per share
Total Number of Shares
Purchased as Part of
Publicly Announced Plans
or Programs
Maximum Number that
May Yet

be Purchased
Under the Plans or
Programs
October 1 to 31, 2020 — $ — — —
November 1 to 30, 2020 — — — —
December 1 to 31, 2020 — — — —
Total — — — —

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

Years

Ended December 31,
(In thousands, except per share data)
2020 2019 2018 2017 2016
Operating Data:
Product sales $ 210,580 $ 268,987 $ 256,217 $ 148,623 $ 146,624
Tooling sales 11,776 15,303 13,268 13,050 28,258
Net sales 222,356 284,290 269,485 161,673 174,882
Gross margin 34,474 21,506 27,141 24,631 27,906
Operating income (loss) 10,390 (11,528) (3,100) 7,941 11,527
Net income (loss) 8,165 (15,223) (4,782) 5,459 7,411
Earnings (Loss) Per Share Data:
Net income (loss) per common share:
Basic $ 0.98 $ (1.94) $ (0.62) $ 0.71 $ 0.97
Diluted $ 0.98 $ (1.94) $ (0.62) $ 0.70 $ 0.97
Balance Sheet Data:
Total assets $ 165,507 $ 179,306 $ 201,198 $ 138,578 $ 133,455
Working capital 20,483 (22,609) 40,111 40,369 38,590
Long-term debt 25,198 — 55,159 3,750 6,750
Stockholders' equity 93,932 84,426 98,929 101,893 96,766
Return on beginning equity 10% (15) % (5) % 6% 8%
Book value per share $ 11.77 $ 10.72 $ 12.72 $ 13.21 $ 12.67

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
Canada; fluctuations in

foreign currency exchange rates;

dependence upon certain

major customers as

the primary source of
Core Molding Technologies’

sales revenues; efforts

of Core Molding

Technologies to expand

its customer base;

the ability to
develop new and innovative products and to diversify markets,

materials and processes and increase

operational enhancements;
ability to accurately

quote and execute

manufacturing processes for new

business; the actions

of competitors, customers,

and
suppliers; failure

of Core

Molding Technologies’

suppliers to

perform their

obligations; the

availability of

raw materials;
inflationary pressures; new

technologies; regulatory

matters; labor

relations; labor

availability; a

work stoppage

or labor
disruption at

one of our

union locations or

one of our

customer or supplier

locations; the loss

or inability of

Core Molding
Technologies to attract and

retain key personnel; the Company's

ability to successfully identify,

evaluate and manage potential
acquisitions and to benefit from and properly integrate any

completed acquisitions; federal, state and local

environmental laws
and regulations; the

availability of sufficient

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

operate in one

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

hand-lay-up, direct
long-fiber thermoplastics ("D

-LFT") and structural

foam and structural

web injection molding

("SIM"). Core Molding
Technologies serves

a wide

variety of

markets, including the

medium and

heavy-duty truck,

marine, automotive,

agriculture,
construction, and

other commercial

products. The demand

for Core

Molding Technologies

’

products is

affected by

economic
conditions in the United

States, Mexico, and

Canada. Core Molding Technologies

’

manufacturing operations have a

significant
fixed cost

component. Accordi

ngly, during

periods of

changing demand,

the profitability

of Core

Molding Technologies’
operations may change

proportionately more than

revenues from operations.

Core Molding Technologies serves

a wide variety

of markets, including

the medium

and heavy-duty

truck, marine,

automotive, agriculture,

construction, and

other commercial
products. Product sales to

medium and heavy-duty truck

markets accounted for 43%

of the Company's sales

for the year ended
December
31, 2020

and 58% and

56% for the

years ended

December

31, 2019

and 2018,

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

spray up, hand

-lay-up open mold

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

customers’

production
rates and inventory

levels. Product sales

consist of demand

from customers in

many different markets

with different levels

of
cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 43%, 58%, and 56% of the
Company’s product revenue for

the years ended December

31,

2020,

2019,

and 2018 respectively.

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

Operating performance

is also

dependent on

the Company

’s ability

to effectively

launch new

customer programs,

which are
typically extremely complex

in nature. The

start of production

of a new

program is the

result of a

process of developing

new
molds and assembly equipment,

validation testing, manufacturing

process design, development

and testing, along with

training
and often hiring
employees. Meeting the targeted levels

of manufacturing efficiency for

new programs usually occurs over

time
as the Company gains

experience with new tools

and processes. Therefore,

during a new program

launch period, start

-up costs
and inefficiencies can affect operating results.

Results of 2020 Overview

Operating income increased

to $10,390,000 for

the year ended

December 31, 2020

compared to a

loss of $11,528,000

for the
same period a year ago on a product sales decrease of 22%. Lower demand from our customers as a result of a cyclical downturn
in the truck market

and the negative effect

of COVID-19 on most

customer demand were the

primary drivers of the

sales decrease.
The increase

in operating

income was

largely due

to improved

manufacturing efficiencies

and cost

savings at

several of

the
Company's facilities. The Company also incurred lower SG&A costs and no goodwill impairment in 2020.

For the year ended December 31, 2020, product sales

to truck customers decreased by 38% compared to the

same period in 2019,
as a result of

a cyclical downturn in

the truck market and

demand deterioration related to

COVID-19. According to

ACT Research,
North American heavy-duty truck production decreased approximately 47% for the year ended December 31, 2020 compared to
the same period in 2019.

For the year ended

December 31, 2020,

the Company recorded

net income of $8,165,000

or $0.98 per

basic and diluted

share,
compared with net loss of $15,223,000, or ($1.94) per basic

and diluted share for the year ended December 31, 2019. Net

income
in 2020 was favorably impacted by $5,279,000, or $0.67 per share, as a result of a net tax valuation allowance reversal and a tax
rate benefit due

to tax law

changes that allow

the Company to

carryback net operating

losses to offset

taxable income in

2013
through 2015, where

the Company paid

tax at 34%

compared to the

valuation of the

losses being recorded

at the 21%

current
U.S. statutory tax rate.

Looking forward, based on

industry analysts’

projections and customer

forecasts, the Company expects

sales levels for 2021

to
increase compared to

2020.

In the Company

’s largest market,

North American heavy-duty truck,

ACT Research is forecasting
production to

increase approximately 41%.

In several other

industries the Company

serves, customers

are forecasting

higher
demand in 2021 including in the marine and all-terrain vehicle markets.

The Company

anticipates higher

raw material

costs in

2021 as

global economies

continue to

strengthen from

the COVID

-19
effected 2020 economic

levels. Global demand

for certain raw

materials the Company

uses has increased

in the second

half of
2020 and in the first quarter of 2021.

As a result, suppliers have been increasing the price of

these materials.

The Company has
the ability to pass through a portion, but not all, of the cost increases to its customers.

In February 2021, an unprecedented winter storm in Texas and Mexico caused operational disruptions to many companies in the
area including the Company’s

Matamoros and Monterey Mexico

operations as well as to

our customers and suppliers.

Much of
North American resins

and glass supply

originate from the region

and these supplier operations

were significantly affected causing
suppliers to claim

force majeure and

set supply allocations.

While the Company

has been able

to coordinated its

raw material
supply with customer demand, other supplier disruptions throughout our customers

’

supply chain have resulted in our customers
delaying orders.

In addition,

suppliers of certain

materials, such as

polypropylene, have

increased prices

due to a

shortage of
supply.

Suppliers have indicated they anticipate supply levels to recover during the second quarter of 2021.

2020 Compared to 2019

Net sales for

the years ended

December 31,

2020 and 2019

totaled $222,356,000

and $284,290,000, respectively.

Included in
total sales

were tooling

project sales

of $11,776,000

and $15,303,000

for the

years ended

December 31,

2020 and

2019,
respectively. These sales are sporadic

in nature and fluctuate in

regard to scope and

related revenue on a period

-to-period basis.
Product sales, excluding tooling project

sales, for the year ended December

31, 2020 were $210,580,000 compared

to
$268,987,000 for

the same period

in 2019. This

decrease in sales

is primarily the

result of lower

cyclical demand

from truck
customers as well

as lower demand

from most all

customers as a

result of COVID

-19, offset by

the increase in

demand from
customers in building products industry.

Gross margin was approximately 15.5% of sales for the year

ended December 31, 2020, compared with 7.6% for the year

ended
December 31, 2019. The

gross margin increase, as

a percent of sales,

was due to

favorable product mix and

production efficiencies
of 8.4% and changes in selling price and material costs of 1.0%,

offset by lower leverage of fixed costs of 1.5%.

Selling, general

and administrative

expense (“SG&A”)

totaled $24,08

4,000 in

2020, compared

to $28,934,000

in 2019.

The
decrease in SG&A expense primarily resulted from lower professional and outside services of $2,023,000, government subsides
received in 2020 enacted as a result of COVID-19 of $1,416,000,

and lower travel costs of $783,000.

The Company incurred a

goodwill impairment of $4,100,000

associated with its Horizon Plastics

reporting unit during the year
ended December 31, 2019. In

2019, the Company incurred lower

profit margins in its Horizon

Plastics reporting unit caused by
selling price decreases that the Company had not been able to fully offset with material cost reductions.

Interest expense totaled

$5,923,000 for the

year ended December 31,

2020, compared to

interest expense of $4,144,000

for the
year ended December 31, 2019.

The increase in interest expense was primarily due to

a loss on termination of interest rate swaps
of $1,253,000

and a one-time

expense related to

the deferred

loan costs for

the debt refinancing

of $583,000,

offset by lower
average outstanding debt in 2020.

Income tax

benefit was

approximately 80%

of total

income before

income taxes

in 2020

and 2%

of total

loss in

2019. The
Company’s effective

tax rate reflects

the effects of

taxable income and

taxable losses being

generated in tax

jurisdictions with
different tax rates, and in 2020

a net valuation allowance change of

$2,074,000 and a rate benefit of

$3,205,000 based on losses
being carried back to

years where the Company paid

tax at 34% compared

to the valuation of the

losses being recorded at

21%
current U.S. statutory tax rate.

The Company

recorded net

income for

2020 of

$8,165,000 or

$0.98 per

basic and

diluted share,

compared with

net loss

of
$15,223,000 or $(1.94) per basic and diluted share for 2019.

Comprehensive income totaled $8,170,000 in 2020, compared to a comprehensive loss of $15,970,000 in 2019. The

increase was
primarily related to

higher net income

of $23,388,000

and a change

in net actuarial

adjustments of $1,982,000

for other post-
retirement benefit obligations.

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

3.8%.

These reductions were

offset by net

changes in selling
price and material costs of 1.3%.

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

Accounting Policies
, for
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

Net loss for 2019

was $15,223,000 or $(1.94)

per basic and diluted

share, compared with

net loss of $4,782,000

or $(0.62) per
basic and diluted share for 2018.

Comprehensive loss totaled

$15,970,000 in 2019,

compared to a

comprehensive loss of

$4,735,000 in 2018.

The decrease was
primarily related

to higher

net loss

of $10,441,000

and a

change in

net actuarial

adjustments of

$1,630,000 for

other post-
retirement benefit obligations offset by a change in hedging derivatives of $836,000.

The net actuarial changes in 2018 and 2019
were primarily due to changes in discount rate.

LIQUIDITY AND CAPITAL

RESOURCES

Cash Flow

The Company’s primary sources

of funds have been cash generated from operating

activities and borrowings from third parties.
Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions.

The Company
from time

to time will

enter into

foreign exchange

contracts and

interest rate

swaps to

mitigate risk

of foreign

exchange and
interest rate

volatility. As of

December 31,

2020, the

Company had

no outstanding

foreign exchange

contracts, compared

to
notional amounts of

$15,358,000 outstanding

as of December

31, 2019. As of

December 31,

2020, the Company

also had no
outstanding interest rate swaps, compared to notional amount of $29,750,000 outstanding as of December 31, 2019.

Cash provided by

operating activities totaled

$28,164,000 for

the year ended

December 31,

2020.

Net income of

$8,165,000
positively impacted operating cash flows.

Non-cash deductions included in net

income from depreciation and

amortization and
share based compensation amounted to $11,662,000 and $1,355,000, respectively. A decrease in working capital resulted in cash provided of

$5,648,000. The

decrease in

working capital

was primarily

related to

increase cash

from accounts

receivable,
inventory and other

accrued liabilities, offset

by decrease cash

from accounts payable

and prepaid

expenses and other

current
assets.

Cash used in

investing activities

totaled $3,683,000

for the year

ended December

31, 2020,

primarily related

to purchases

of
property, plant

and equipment

for new

programs and

equipment improvements

at the

Company’s production

facilities. The
Company anticipates spending approximately $19,500,000 during 2021 on property, plant and equipment purchases for all of the
Company's operations, including

approximately $8,500,000

to expand the

Company’s DLFT

capacity in Matamoros,

Mexico.

The Company

anticipates using

cash from

operations and

its revolving

line of

credit to

finance this

capital investment.

The
Company may also use equipment

financing for the DLFT

capacity expansion.

At December 31, 2020,

purchase commitments
for capital expenditures in progress were approximately $677,000.

Cash used in financing activities totaled $22,206,000 for the year ended December 31, 2020. Cash activity primarily consisted of
net repayments

of revolving

loans of

$11,588,000, repayments

of principal

on outstanding

term loans

of $38,72

5,000, and
payment of deferred loan costs of $2,038,000, offset by borrowings under new term loans of $30,165,000.

At December 31, 2020,

the Company had $4,131,000

of cash on hand and

an available revolving line

of credit of $19,223,000.
If a material adverse change in the financial

position of the Company should occur, or if actual

sales or expenses are substantially
different than what has

been forecasted, the Company's

liquidity and ability to

obtain further financing to

fund future operating
and capital requirements could be negatively impacted.

Management believes cash

on hand, cash

flow from operating

activities and available

borrowings under the

Company’s credit
agreement will be sufficient to meet the Company’s

current liquidity needs.

Term Loans

Wells Fargo Term Loans
On October 27, 2020,

the Company entered into

a credit agreement (the

“Credit Agreement”) with Wells Fargo Bank,

National
Association, as administrative

agent, lead arranger

and book runner,

and the lenders

party thereto (the

“Lenders”). Pursuant to
the terms of

the Credit Agreement, the

Lenders made available

to the Company

secured term loans

(the “WF Term

Loans”) in
the maximum aggregate principal amount of

$18,500,000 ($16,790,000 of which was

advanced to the Company on October

28,
2020). The

proceeds from

the WF

Term Loans

were used

to pay

off the

Company’s existing

outstanding indebtedness

with
KeyBank National Association, and to pay certain fees and expenses associated with the financing.

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis
points or base

rate plus a

margin of 200

basis points.

LIBOR rate means

the greater

of (a) 0.75%

per annum and

(b) the per
annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company.

Base rate is the greater
of (a) 1.0% per

annum, (b) the Federal

Funds Rate plus 0.5%,

(c) LIBOR Rate plus

100 basis or (d)

prime rate.

The weighted
average interest rate was 3.77% as of December 31, 2020.

The WF Term Loans are to

be repaid in monthly installments

of $200,000 plus interest, with

the remaining outstanding balance
due on November

30, 2024, subject

to certain optional

and mandatory repayment

terms. The Company’s

obligations under the
WF Term Loans are unconditionally guaranteed by each

of the Company’s U.S. and Canadian subsidiaries, with such obligations of the Company and such subsidiaries being secured by a lien on substantially all of their U.S. and Canadian assets.

The WF Term

Loans contains reporting, indebtedness, and

financial covenants.

The Company is in

compliance with its covenants
as of December 31, 2020.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty.

To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20,

2020, the Company

entered into a

Master Security Agreement and

a Promissory Note,

among FGI Equipment
Finance LLC, (“FGI”) the Company

as debtor, and each of

Core Composites Corporation, a subsidiary of

the Company organized
in Delaware, and CC HPM,

S. de R.L. de C.V., a

subsidiary of the Company organized

in Mexico, as guarantors, a term

loan in
the principal amount of $13,200,000

(the “FGI Term Loan”). On October 27, 2020,

FGI advanced to the Company $12,000,000
which proceeds were used to pay off the Company’s existing

outstanding indebtedness with KeyBank National Association, and to pay certain fees

and expenses associated

with the transactions,

and $1,200,000 which

proceeds were used

to fund a

security
deposit to be held

by FGI. Interest on

the FGI Term Loan is

a fixed rate of

8.25% and is payable

monthly. The Company notes
that the security deposit of $1,200,000 is located in prepaid expenses and other current assets on the balance sheet.

Following the advance

of funds by

FGI, the FGI

Term Loans are

to be repaid

in monthly principal

and interest installments

of
$117,000 for the

first 12 months,

$246,000 for the

subsequent 59 months

and $1,446,000 due

on October 31,

2026, subject to
certain optional and mandatory repayment

terms. The Company’s

obligations under the Master Security

Agreement are secured
by certain machinery and equipment of the guarantors located in Mexico, and real property of Core composites de Mexico, S. de
R.L. de C.V., also a subsidiary of the Company organized in Mexico,

located in Matamoros, Mexico.

The Company may

prepay in full

or in part

(but not less than

the amount equal

to 20% of

the original principal

amount of the
loan) outstanding amounts before they are due

on any scheduled Payment Date upon at

least thirty (30) days’

prior written notice.

The Company will

pay a “Prepayment

Fee” in an

amount equal to

an additional sum

equal to the

following percentage of

the
principal amount to be

prepaid for prepayments occurring

in the indicated period:

four percent (4.0%) (for

prepayments occurring

prior to

the first anniversary

of the Loan);

three percent (3.0%)

(for prepayments occurring

on and thereafter

and prior

to the
second anniversary

of the

Loan); two

percent (2.0%)

(for prepayments

occurring on

and thereafter

and prior

to the

third
anniversary of the Loan ); and one percent (1.0%) (for

prepayments occurring any time thereafter).

Leaf Capital Funding
On April 24, 2020

the Company entered

into a finance

agreement with Leaf

Capital Funding of

$175,000 for equipment.

The
parties agreed

to a

fixed interest

rate of

5.5% and

a term

of 60

months. The amount

outstanding at

December 31,

2020 was
$152,000 of which, $120,000 was classified as long-term debt.

Revolving Loans

Wells Fargo Revolving Loan
On October 27, 2020,

the Company entered into

a credit agreement (the

“Credit Agreement”) with Wells Fargo Bank,

National
Association, as adminis

trative agent, lead

arranger and book

runner, and the

lenders party thereto

(the “Lenders”). Pursuant

to
the terms of the

Credit Agreement, the

Lenders made available to

the Company a

revolving loan commitment (the

“WF Revolving
Loan”) of $25,000,000

($8,745,000 of which was

advanced to the

Company on October

28, 2020). The proceeds

from the WF
Revolving Loan were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the financing.

The Credit Agreement also makes available

to the Company an

incremental revolving commitment

in the maximum amount

of
$10,000,000 at the Company’s

option at any time during the three (3) year period following the closing.

The borrowing availability under the line of credit is the lesser of (a) the loan commitment of $25,000,000 or (b) the sum of 90%
of eligible investment grade accounts receivable,

85% of non-investment grade eligible accounts

receivable and 65% of eligible
inventory.

At the option of the Company,

the WF Revolving Loan bears

interest at a per annum

rate equal to LIBOR plus

a margin of 200
to 250 basis points

or base rate plus

a margin of 100 to

150 basis points, with

the margin rate being based

on the excess availability
amount under the line of credit.

LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one,

three or six months as chosen

by the Company.

Base rate is the greater of

(a) 1.0% per annum,
(b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate

plus 100 basis and (d) prime rate.

The weighted average interest rate was
4.75% as of December 31, 2020.

The WF Revolving Loan commitment

terminates, and all outstanding

borrowings thereunder must

be repaid, by November

30,
2024. The

Company has

available $19,223,000

of available

rate revolving

loans of

which
  $420,000
is outstanding

as
of   December   31, 2020.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the
Company’s request. As of December 31, 2020, the Company

had one Letter of Credit outstanding for $160,000.

In conjunction with the October debt refinancing, the Company incurred debt origination fees of $1,730,000 related to the Wells
Fargo financing,

which is

being amortized

over the

life of

the Credit

Agreement, which

expires on

November 30,

2024. In
addition, the Company

incurred debt origination

fees of $308,000

related to the FGI

Term loan, which is

being amortized over
the life of

the FGI Term

Loan, which expires

on October 31,

2026.

The aggregate unamortized

deferred financing fees

as of
December 31, 2020 totaled $1,957,000.

KeyBank Loan

On December 31, 2019, the

Company had a term

loan and revolving loan balance

of $38,250,000 and $12,008,000 with

KeyBank
National Association, respectively. The Company’s term loan and revolving loan had variable interest rates of 6.30% and 6.04%, respectively at December

31, 2019. On

November 22, 2019

the Company entered

into a forbearance

agreement with KeyBank
and on

October 27,

2020 the

Company fully

repaid all

outstanding amounts.

As a

result of

the forbearance

agreement not
extending beyond a year, the Company’s remaining long-term debt balance was classified as a current liability in the Company’s consolidated balance sheet as of December 31, 2019.

Interest Rate Swaps

The Company

entered into

two interest

rate swap

agreements that

became effective

January

18, 2018,

one of

which was
designated as a cash flow

hedge for $25,000,000 and the other

designated as a cash flow

hedge for $10,000,000 to the Company’s
subsidiary. Under these agreements, the

Company paid a fixed rate

of
  2.49%
to the counterparty and

received a 30 day

LIBOR
  for
both cash flow

hedges. Concurrent

with the closing

of the

KeyBank credit

agreement, the

Company settled

both outstanding
interest rate swaps, which

resulted in a loss

and cash outflow of

$1,253,000. These results were

categorized as interest expense
and operating activities in the Statement

of Operations and Statement of

Cash Flow, respectively. Due to the

settlement, the fair
value of the interest rate swaps was $0   at   December
31, 2020 compared to a liability of $706,000 at December 31,

2019.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed

charge ratio.
The following table presents the financial covenants specified in our Credit Agreement and the actual covenant calculations as of
December 31, 2020:

Financial Covenants
Actual Covenants as of
December 31, 2020
Fixed Charges Coverage Ratio Minimum 1.10 2.6

Shelf Registration
On December
11, 2020

the Company

filed a

new universal

shelf Registration

Statement on

Form S

-3 (the

“Registration
Statement”) with the SEC in accordance

with the Securities Act of 1933, as amended, which became

effective on December
  16,
2020.
The Registration Statement replaces

an existing shelf Registration

Statement which expired on

November 14, 2020. The
Registration Statement registered

common stock, preferred

stock, debt securities,

warrants, depositary shares,

rights, units, and
any combination of the foregoing, for a maximum aggregate offering price of up to $50   million, which may be sold from time to
time.

The terms of any

securities offered under

the Registration Statement

and intended use

of proceeds will

be established at
the times of the offerings

and will be described

in prospectus supplements filed with

the SEC at the times

of the offerings.

The
Registration Statement has a three-year term.

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

the Company

’s balance

sheet under

accounting principles

generally accepted

in the
United States. Based on

this definition, the table

below includes only those

contracts which include fixed

or minimum obligations.
It does not include normal purchases, which are made in the ordinary course of business.

The following table provides

aggregated information about the maturities

of contractual obligations and

other long-term liabilities
as of December   31, 2020:

2021 2022 2023 2024
2025 and

after Total
Long-term debt $ 3,019,000 $ 4,428,000 $ 4,601,000 $ 11,585,000 $ 6,057,000 $ 29,690,000
Interest
(A)
1,653,000 1,452,000 1,180,000 889,000 574,000 5,748,000
Operating lease obligations 1,215,000 811,000 706,000 705,000 — 3,437,000
Contractual

commitments for

capital expenditures
677,000 — — — — 677,000
Post retirement benefits 1,286,000 459,000 500,000 473,000 6,391,000 9,109,000
Total $ 7,850,000 $ 7,150,000 $ 6,987,000 $ 13,652,000 $ 13,022,000 $ 48,661,000

(A)

Variable interest rates were as of December 31, 2020.

As of December
31, 2020 and 2019, the Company had no significant off

-balance sheet arrangements.

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
, due to

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

$41,000 allowance for
doubtful accounts is needed

at December 31,

2020 and $50,000

at December 31, 2019.

Management also records estimates

for
customer returns

and deductions,

discounts offered

to customers,

and for

price adjustments.

Should customer

returns and
deductions, discounts, and price

adjustments fluctuate from the estimated

amounts, additional allowances may

be required. The
Company had an allowance for

estimated chargebacks of $179,000

at December 31, 2020 and

$476,000 at December 31,

2019.

There have been no material changes in the methodology of these calculations.

Inventories
Inventories, which include

material, labor and

manufacturing overhead, are

valued at the

lower of cost

or net realizable

value.
The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are

regularly reviewed,

and where

necessary, provisions

for excess

and obsolete

inventory are

recorded based

on
historical and anticipated usage.

The Company has recorded an allowance for

slow moving and obsolete inventory of $

546,000
at December 31, 2020 and $898,000 at December 31, 2019.

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

Company's long

-lived assets for

the years
ended December 31, 2020, 2019,

and 2018.

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

qualitative assessments; however

the, Company may

elect
to bypass the qualitative

assessment and proceed

directly to a quantitative

impairment test for

any reporting unit in

any period.
The Company may resume the qualitative assessment for any

reporting unit in any subsequent period.

Under a qualitative and quantitative

approach, the impairment tes

t

for goodwill consists of an

assessment of whether it is

more-
likely-than-not that a

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

reporting unit, or

if a qualitative

assessment indicates it

is more-likely-than

-not that the

estimated carrying
value of a reporting unit exceeds its fair value, the Company proce eds to a quantitative approach.

The company performed a qualitative analysis for the year end December 31, 2020 and determined that no impairment is needed for the year 2020.

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

Self-Insurance
The Company is

self-insured with respec

t

to Columbus and

Batavia, Ohio; Gaffney,

South Carolina; Winona,

Minnesota;

and
Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all

of which are subject to stop-loss insurance

thresholds. The Company is also self-insured for

dental and vision with respect to its
Cobourg, Canada location.

The Company has recorded

an estimated liability for

self-insured medical, dental and

vision claims
incurred but not reported and

worker’s compensation claims

incurred but not reported at

December 31, 2020 and December

31,
2019 of $933,000 and $1,203,000, respectively.

Post Retirement Benefits
Management records

an accrual

for post retirement

costs associated

with the health

care plan

sponsored by

the Company for
certain employees. Should

actual results differ

from the assumptions

used to determine the

reserves, additional provisions

may
be required.

In particular,

increases in

future healthcare

costs above

the assumptions

could have

an adverse

effect on

the
Company's operations. The effect

of a change in

healthcare costs is described

in
Note 12 -

Post Retirement Benefits
.

Core Molding
Technologies had

a liability for

post retirement healthcare

benefits based

on actuarially computed

estimates of

$9,109,000 at
December 31, 2020 and $9,160,000 at December 31, 2019.

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

progress towards completion o

f

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

As of December
31, 2020 the Company had

a net deferred tax asset

of $53,000 of which a

liability of $876,000 is related

to tax
positions in the

United States that is

displayed on the

balance sheet within the

other accrued liabilities portion,

an asset of

$460,000
related to tax positions in

Canada and an asset

of $469,000 related to

tax positions in Mexico.
The deferred tax liabilities

are in
other noncurrent liabilities

on the Consolidated

Balance Sheet.

During 2020,

the Company recorded

a valuation allowance

of

$1,193,000 against the

state net loss

carryforward and interest

limitation carryforward,

due to cumulative

losses in the

United
States over the

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

Management recognizes

the financial

statement effects

of a

tax position

when it

is more

likely than

not the

position will

be
sustained upon examination.

COVID-19
In December 2019, COVID-19 surfaced and spread around the world resulting in business and social disruption. COVID-19 was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The

extent
to which the

coronavirus could impact

the Company’s

business activity will

depend on future

developments, which are

highly
uncertain and cannot be

predicted. Factors include,

new information concerning

the severity of COVID

-19, rollout plan for

the
COVID-19 vaccine, and the effectiveness of a vaccine.

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

will b

e
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

ITEM 7A.

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

31, 2020: (1) Term

Loans
and Revolving Loan which bear

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

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinion on the Financial Statements

We have

audited the

accompanying consolidated

balance sheets

of Core

Molding Technologies,

Inc. and

Subsidiaries (the
"Company") as

of December

31, 2020

and 2019,

the related

consolidated statements

of operations,

comprehensive income,
stockholders’

equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and
Schedule II (collectively

referred to as

the "financial statements").

In our opinion,

the financial statements

present fairly, in

all
material respects, the financial position of the Company as of December

31, 2020 and 2019, and the results of its operations and
its cash

flows for

each of

the three

years in

the period

ended December

31, 2020,

in conformity

with accounting

principles
generally accepted in the United States of America.

Basis for Opinion

These financial statements

are the responsibility

of the Company's

management. Our responsibility

is to express

an opinion on
the Company's financial

statements based on

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
audit to obtain

reasonable assurance about

whether the financial

statements are

free of material

misstatement, whether due

to
error or fraud. The

Company is not required

to have, nor were

we engaged to perform,

an audit of its

internal control over financial
reporting.

As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an

opinion on the effectiveness of

the Company's internal control over financial

reporting. Accordingly,
we express no such opinion.

Our audits included performing procedures

to assess the risks of material

misstatement of the financial statements,

whether due
to error or

fraud, and performing

procedures that respond

to those risks.

Such procedures included

examining, on a

test basis,
evidence regarding the

amounts and disclosures

in the financial

statements. Our audits

also included evaluating

the accounting
principles used and

significant estimates made

by management,

as well as

evaluating the

overall presentation of

the financial
statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters

are matters

arising from the

current period

audit of the

financial statements that

were communicated

or
required to be communicated to

the audit committee and that:

(1) relate to accounts or

disclosures that are material to

the financial
statements and

(2) involved

our especially

challenging, subjective,

or complex

judgments.

We determined

that there

are no
critical audit matters.

/s/ Crowe LLP

We have served as the Company's auditor since 2009.

Columbus, Ohio
March
11,

2021

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations

Years

Ended December 31,
2020 2019 2018
Net sales
$
222,356,000
$
284,290,000
$
269,485,000
Total

cost of sales
187,882,000
262,784,000
242,344,000
Gross margin
34,474,000
21,506,000
27,141,000
Selling, general and administrative expense
24,084,000
28,934,000
27,838,000
Goodwill impairment
—
4,100,000
2,403,000
Total

expenses
24,084,000
33,034,000
30,241,000
Operating income (loss)
10,390,000
(11,528,000)
(3,100,000)
Other income and expense
Net periodic post-retirement benefit
(80,000)
(94,000)
(48,000)
Net interest expense
5,923,000
4,144,000
2,394,000
Total

other income and expense
5,843,000
4,050,000
2,346,000
Income (loss) before income taxes
4,547,000
(15,578,000)
(5,446,000)
Income taxes:
Current
(5,713,000)
705,000
1,048,000
Deferred
2,095,000
(1,060,000)
(1,712,000)
Total

income taxes
(3,618,000)
(355,000)
(664,000)
Net income (loss)
$
8,165,000
$
(15,223,000)
$
(4,782,000)
Net income (loss) per common share:
Basic $
0.98
$
(1.94)
$
(0.62)
Diluted $
0.98
$
(1.94)
$
(0.62)
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Years

Ended December 31,
2020 2019 2018
Net income (loss)
$
8,165,000
$
(15,223,000)
$
(4,782,000)
Other comprehensive income (loss):
Foreign currency hedging derivatives:
Unrealized hedge gain (loss)
(452,000)
1,202,000
(452,000)
Income tax benefit (expense)
98,000
(286,000)
87,000
Interest rate hedging derivatives:
Unrealized benefit (loss)
705,000
(641,000)
(65,000)
Income tax benefit (expense)
(160,000)
146,000
15,000
Post retirement benefit plan adjustments:
Net actuarial gain (loss)
283,000
(985,000)
1,081,000
Prior service costs
(496,000)
(496,000)
(496,000)
Income tax benefit (expense)
27,000
313,000
(123,000)
Comprehensive income (loss)
$
8,170,000
$
(15,970,000)
$
(4,735,000)
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31,
2020 2019
Assets:
Current assets:
Cash and cash equivalents $
4,131,000
$
1,856,000
Accounts receivable, net
27,584,000
32,424,000
Inventories:
Raw materials and components
11,640,000
13,041,000
Work in process
1,679,000
1,818,000
Finished goods
5,041,000
6,823,000
Total inventories, net
18,360,000
21,682,000
Contract assets
554,000
888,000
Income tax receivable
2,026,000
653,000
Prepaid expenses and other current assets
3,823,000
3,721,000
Total current assets
56,478,000
61,225,000
Right of use asset
2,754,000
4,484,000
Property, plant and equipment,

net
74,052,000
79,206,000
Deferred tax asset
929,000
2,026,000
Goodwill
17,376,000
17,376,000
Intangibles, net
11,516,000
13,464,000
Other non-current assets
2,403,000
1,525,000
Total

Assets
$
165,508,000
$
179,306,000
Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt $
2,535,000
$
37,443,000
Current portion of revolving debt
420,000
12,008,000
Accounts payable
16,994,000
19,910,000
Taxes payable
2,613,000
331,000
Contract liabilities
1,319,000
3,698,000
Current portion of post retirement benefits liability
1,286,000
1,233,000
Accrued liabilities:
Compensation and related benefits
8,305,000
5,515,000
Other
2,523,000
4,027,000
Total current liabilities
35,995,000
83,834,000
Other non-current liabilities
2,560,000
3,119,000
Long-term debt
25,198,000
—
Post retirement benefits liability
7,823,000
7,927,000
Total

Liabilities
71,576,000
94,880,000
Commitments and Contingencies
— —
Stockholders’ Equity:
Preferred stock — $
0.01

par value, authorized shares -
10,000,000
;
no

shares

outstanding at
December 31, 2020 and December 31, 2019
—
—
Common stock — $
0.01

par value, authorized shares -
20,000,000
; outstanding

shares:
7,980,516

at December 31, 2020 and
7,877,945

at December 31, 2019
80,000
79,000
Paid-in capital
36,127,000
34,772,000
Accumulated other comprehensive income, net of income taxes
1,375,000
1,370,000
Treasury stock — at cost,
3,810,929

shares at December 31, 2020 and

3,806,355

shares at
December 31, 2019
(28,521,000)
(28,501,000)
Retained earnings
84,871,000
76,706,000
Total

Stockholders’ Equity
93,932,000
84,426,000
Total

Liabilities and Stockholders’ Equity
$
165,508,000
$
179,306,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’

Equity

Accumulated
Common Stock Other Total
Outstanding Paid-In Comprehensive Treasury Retained Stockholders’
Shares Amount Capital Income Stock Earnings Equity
Balance at January 1, 2018
7,711,277
$
77,000
$
31,465,000
$
2,070,000
$
(28,153,000)
$
97,503,000
$
102,962,000
Net loss
(4,782,000)
(4,782,000)
Cash dividends paid
(792,000)
(792,000)
Change in post retirement
benefits, net of tax of

$
123,000
462,000
462,000
Unrealized foreign
currency hedge loss, net of
tax benefit of $
87,000
(365,000)
(365,000)
Change in interest rate
swaps, net of tax benefit of
$
15,000
(50,000)
(50,000)
Purchase of treasury stock
(17,180)
(250,000)
(250,000)
Restricted stock vested
82,067
1,000
1,000
Share-based compensation
1,743,000
1,743,000
Balance at December 31,
2018
7,776,164
$
78,000
$
33,208,000
$
2,117,000
$
(28,403,000)
$
91,929,000
$
98,929,000
Net loss
(15,223,000)
(15,223,000)
Change in post retirement

benefits, net of tax benefit
of $
313,000
(1,168,000)
(1,168,000)
Unrealized foreign
currency hedge gain, net of
tax of $
286,000
916,000
916,000
Change in interest rate
swaps, net of tax benefit of
$
146,000
(495,000)
(495,000)
Purchase of treasury stock
(16,047)
(98,000)
(98,000)
Restricted stock vested
117,828
1,000
1,000
Share-based compensation
1,564,000
1,564,000
Balance at December 31,
2019
7,877,945
$
79,000
$
34,772,000
$
1,370,000
$
(28,501,000)
$
76,706,000
$
84,426,000
Net income
8,165,000
8,165,000
Change in post retirement
benefits, net of tax benefit
of $
27,000
(186,000)
(186,000)
Unrealized foreign
currency hedge loss net of
tax benefit of $
98,000
(354,000)
(354,000)
Change in interest rate
swaps, net of tax expense
of $
160,000
545,000
545,000
Purchase of treasury stock
(4,574)
(20,000)
(20,000)
Restricted stock vested
107,145
1,000
1,000
Share-based compensation
1,355,000
1,355,000
Balance at December 31,
2020
7,980,516
$
80,000
$
36,127,000
$
1,375,000
$
(28,521,000)
$
84,871,000
$
93,932,000
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years

Ended
2020 2019 2018
Cash flows from operating activities:
Net income (loss) $
8,165,000
$
(15,223,000)
$
(4,782,000)
Adjustments to reconcile net income (loss) to net cash (used

in)

provided by operating activities:
Depreciation and amortization
11,662,000
10,376,000
9,384,000
Deferred income taxes
1,097,000
(873,000)
(1,739,000)
Goodwill impairment
—
4,100,000
2,403,000
Mark-to-market of interest rate swap
—
67,000
159,000
Share-based compensation
1,355,000
1,564,000
1,743,000
Loss on foreign currency
237,000
33,000
5,000
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable
4,840,000
13,044,000
(17,945,000)
Inventories
3,322,000
4,083,000
(5,783,000)
Prepaid and other assets
(2,018,000)
2,587,000
(528,000)
Accounts payable
(3,142,000)
(4,849,000)
7,822,000
Accrued and other liabilities
2,910,000
3,420,000
3,122,000
Post retirement benefits liability
(264,000)
(1,628,000)
(389,000)
Net cash (used in) provided by operating activities
28,164,000
16,701,000
(6,528,000)
Cash flows from investing activities:
Purchase of property, plant

and equipment
(3,683,000)
(7,460,000)
(5,801,000)
Purchase of assets of Horizon Plastics
—
—
(63,005,000)
Net cash used in investing activities
(3,683,000)
(7,460,000)
(68,806,000)
Cash flows from financing activities:
Gross borrowings on revolving loans
56,793,000
194,414,000
133,848,000
Gross repayment on revolving loans
(68,381,000)
(199,782,000)
(116,473,000)
Proceeds from term loan
30,165,000
—
45,000,000
Payment of principal of term loan
(38,725,000)
(3,375,000)
(10,125,000)
Payment of deferred loan costs
(2,038,000)
(435,000)
(763,000)
Payments related to the purchase of treasury stock
(20,000)
(98,000)
(250,000)
Cash dividends paid
—
—
(792,000)
Net cash (used in) provided by financing activities
(22,206,000)
(9,276,000)
50,445,000
Net change in cash and cash equivalents
2,275,000
(35,000)
(24,889,000)
Cash and cash equivalents at beginning of year
1,856,000
1,891,000
26,780,000
Cash and cash equivalents at end of year
$
4,131,000
$
1,856,000
$
1,891,000
Cash paid for:
Interest (net of amounts capitalized) $
3,854,000
$
3,869,000
$
2,261,000
Income taxes $
570,000
$
1,284,000
$
1,033,000
Non Cash:
Fixed asset purchases in accounts payable $
147,000
$
158,000
$
871,000
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
compound("SMC"), bulk molding

compounds ("BMC"),

resin transfer molding

("RTM"), liquid molding

of dicyclopentadiene
("DCPD"), spray-up

and hand-lay-up,

glass mat

thermoplastics ("GMT"),

direct long-fiber

thermoplastics ("D

-LFT") and
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

tooling, goodwill and long-
lived assets.

Actual results could

differ from those

estimates
, due to

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

less to

be cash

equivalents.

Cash is

held primarily

in three

banks in

3 separate

jurisdictions. The

Company had
$
4,131,000

cash on hand at December 31, 2020 and had $
1,856,000

cash on hand at December
  31, 2019.

Accounts Receivable Allowances -   Management maintains allowances for doubtful accounts for estimated losses resulting from the inability

of its

customers to

make required

payments. If

the financial

condition of

the Company

’s customers

were to
deteriorate, resulting in an impairment

of their ability to make

payments, additional allowances may

be required. The Company
has determined that

a $
41,000

allowance for doubtful

accounts is needed

at December

31, 2020 and

$
50,000

at December 31,
2019.

Management also

records estimates

for customer

returns and

deductions, discounts

offered to

customers, and

for price
adjustments. Should

customer returns

and deductions, discounts,

and price adjustments

fluctuate from the

estimated amounts,
additional allowances may be required. The Company had an allowance for estimated chargebacks of $
179,000

at December 31,
2020 and $
476,000

at December

31, 2019.

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
546,000

at December 31, 2020 and $
898,000

at December
  31, 2019.

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
range from progress payments

based on work performed

or one single payment

once the contract is

completed. Contract assets
are generally classified as current. During the   years ended December   31, 2020 and December   31, 2019, the Company recognized
no impairments

on contract

assets. Contract

liabilities are

also generally

classified as

current. The

Company recognized
$
6,828,000

at December 31,

2020 and $
1,240,000

at December

31, 2019,

corresponding with revenue

from contract liabilities
related to jobs outstanding as of December 31, 2019

and December 31, 2018, respectively.

Property, Plant, and Equipment

- Property, plant, and

equipment are recorded

at cost. Depreciation is

provided on a straight-
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

and finite

-lived intangibles.

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
31, 2020,

2019 and 2018.

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

qualitative assessments; however

the, Company may

elect
to bypass the qualitative

assessment and proceed

directly to a quantitative

impairment test for

any reporting unit in

any period.
The Company may resume the qualitative assessment for any

reporting unit in any subsequent period.

Under a qualitative and quantitative

approach, the impairment test

for goodwill consists of an

assessment of whether it is

more-
likely-than-not that a

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

is more-likely-than

-not that the

estimated carrying
value of a reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.

The company performed a

qualitative analysis for the year

end December 31, 2020

and determined there was no

impairment of
the Company’s goodwill.

Due to the Company's financial performance and depressed stock price,

the Company performed a quantitative analysis for both
of its reporting units at

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

in a goodwill impairment
charge of $
2,403,000
, representing all the goodwill related to the Core Traditional reporting unit. The analysis of the Company’s other reporting unit,

Horizon Plastics, indicated

no goodwill impairment

charge, based on

historical performance and

financial
projections at that time, as the excess of the estimated fair value over the carrying value of its invested capital was approximately
23
% of the book value of its net assets.

Income Taxes
- The Company records

deferred income taxes

for differences between

the financial reporting

basis and income
tax basis of assets and liabilities. A detailed breakout is located in Note 11 - Income Taxes .

Self-Insurance
- The Company is self

-insured with respect

to Columbus and Batavia,

Ohio; Gaffney, South Carolina;

Winona,
Minnesota and

Brownsville, Texas

for medical,

dental and

vision claims

and Columbus

and Batavia,

Ohio for

workers’
compensation claims, all of which are subject to stop

-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its

Cobourg, Canada location.

The Company has recorded

an estimated liability for self

-insured medical,
dental and vision claims incurred but

not reported and worker’s compensation claims

incurred but not reported at December
  31,
2020 and December   31, 2019 of $
933,000

and $
1,203,000
, respectively.

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
Note 12 -

Post
Retirement Benefits
.

Core Molding

Technologies had

a liability

for post

retirement healthcare

benefits based

on actuarially
computed estimates of $
9,109,000

at December
  31, 2020 and $
9,160,000

at December
  31, 2019.

Fair Value of Financial Instruments - The Company's financial instruments consist of long-term debt, revolving loans, interest rate swaps,

foreign currency

hedges, accounts

receivable, and

accounts payable.

The carrying

amount of

these financial
instruments approximated their fair value. Further detail is located in
Note 14 - Fair Value of Financial Instruments.

Concentration Risks

- The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers.

The Company had five major customers during the year end December

31, 2020,
Navistar, Volvo, PACCAR,
BRP and UFP
.

Major customers are defined as customers whose current year sales individually consist of more than ten percent
of total sales

during any annual

or interim reporting

period in the

current year. Sales

to five major

customers comprised
70
%,
70
% and
70
% of total sales

in 2020, 2019 and

2018, respectively (see
Note 4 - Major

Customers
).

Concentrations of accounts
receivable balances with

five customers accounted

for
64
% and
56
% of accounts

receivable at

December

31, 2020

and 2019,
respectively.

The Company performs ongoing credit

evaluations of its customers' financial

condition.

The Company maintains
reserves for potential bad debt losses, and such bad

debt losses have been historically within the Company's expectations.

Sales
to all customers' manufacturing and

service locations in Mexico and

Canada totaled
35
%,
34
% and
32
% of total sales for 2020,
2019 and 2018, respectively.

As of December 31,

2020, the Company employed

a total of
1,617

employees, which consisted of
679

employees in its United
States operations,
722

employees in

its Mexican

operations and
216

employees in

its Canadian

operation.

Of these
1,617
employees,
518

employees at the Company’s Columbus, Ohio facility are covered by a collective bargaining agreement with the
International Association of Machinists

and Aerospace Workers (“IAM”),

which extends to

August 7, 2022,
534

employees at
the Company

’s Matamoros,

Mexico facility

are covered

by a collective

bargaining agreement

with Sindicato de

Jorneleros y
Obreros, which

extends to

January 21,

2022,
191

employees at

the Company's

Cobourg, Canada

facility are

covered by

a
collective bargaining agreement

with United Food

& Commercial Workers

Canada ("UFCW"), which

extends to November

1,
2021, and
73

employees at

the Company's

Escobedo, Mexico

facility are

covered by

a collective

bargaining agreement

with
Sindicato de

trabajadores de

la industria metalica

y del comercio

del estado

de Nuevo

Leon Presidente

Benito Juarez

Garcia
C.T.M., which

extends to

February 1,

2021. The

Company is

currently negotiating

an extension

to the

Escobedo, Mexico
collective bargaining agreement.

Earnings per

Common Share
- Basic

earnings per

common share

is computed

based on

the weighted

average number

of
common shares outstanding during the period.

Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method. The Company's restricted shares are

entitled to receive

dividends and voting

rights applicable to

the Company's common

stock, irrespective of
any vesting requirement. The

restricted shares are considered

a participating security and

the Company is required

to apply the
two-class method

to consider

the impact of

the restricted

shares on

the calculation

of basic

and diluted

earnings per

share. A
detailed computation of earnings per share is located in Note 3 - Net Income (Loss) per Common Share .

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
$
1,168,000
, $
1,171,000

and $
1,032,000

in 2020, 2019 and 2018.

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
are included in current

results of operations. Net

foreign currency translation and

transaction activity is included

in selling, general
and administrative expense.

This activity resulted

in an expense

of $
214,000
, $
229,000

and $
88,000

in 2020, 2019

and 2018,
respectively.

COVID-19

- In December

2019, COVID-19 surfaced

and spread around

the world resulting

in business and

social disruption.
COVID-19 was declared a Public Health

Emergency of International Concern by the World

Health Organization on January 30,
2020. The extent to

which the coronavirus

could impact the

Company’s business

activity will depend

on future developments,
which are highly

uncertain and

cannot be predicted.

Factors include, new

information concerning

the severity of

COVID-19,
rollout plan for the COVID-19 vaccine, and the effectiveness of a vaccine.

Recent Accounting Pronouncements
Current expected credit loss (CECL)
In June 2016, the

FASB issued ASU
2016-13
, “Financial Instruments-Credit Losses,”

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

April 201

9, the

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
2019-12
, Income Taxes –

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
2020-04
, Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(Topic 848).

The ASU provides

optional expedients

and exceptions

for applying

GAAP to transactions

affected by

reference
rate(e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or
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

December 31,
2020 2019 2018
Net income (loss) $
8,165,000
$
(15,223,000)
$
(4,782,000)
Less: net income allocated to participating securities
424,000
—
—
Net income (loss) available to common shareholders $
7,741,000
$
(15,223,000)
$
(4,782,000)
Weighted average common

shares outstanding — basic
7,936,000
7,830,000
7,750,000
Effect of dilutive securities
3,000
—
—
Weighted average common

and potentially issuable

common shares outstanding — diluted
7,939,000
7,830,000
7,750,000
Basic net income (loss) per common share $
0.98
$
(1.94)
$
(0.62)
Diluted net income (loss) per common share $
0.98
$
(1.94)
$
(0.62)

The computation of basic and diluted net income per participating shares is as follows:

December 31,
2020 2019 2018
Net income allocated to participating securities $
424,000
—
—
Weighted average participating

shares outstanding — basic
434,000
300,000
216,000
Effect of dilutive securities
—
—
—
Weighted average participating

and potentially issuable

participating shares outstanding — diluted
434,000
300,000
216,000
Basic net income per participating share $
0.98
$
—
$
—
Diluted net income per participating share $
0.98
$
—
$
—

4. Major Customers

The Company had five major customers during the year ended December 31,

2020, Navistar, Inc. (“Navistar ”), Universal Forest
Products, Inc.

(“UFP”), PACCAR,

Inc. (“PACCAR

”), Volvo

Group North

America, LLC

(“Volvo”), and

BRP, Inc.

(“BRP”).
Major customers are

defined as customers

whose sales individually

consist of more

than ten per

cent of total

sales during any
annual or interim reporting

period in the

current year. The loss

of a significant portion

of sales to these

customers could have

a
material adverse effect on the business of the Company.

The following table presents sales revenue for the above-mentioned customers for the years ended December
  31:

2020 2019 2018
Navistar product sales $
33,656,000
$
54,798,000
$
52,347,000
Navistar tooling sales
6,569,000
2,084,000
2,806,000
Total Navistar sales
40,225,000
56,882,000
55,153,000
UFP product sales
38,530,000
25,395,000
27,906,000
UFP tooling sales
—
—
240,000
Total UFP sales
38,530,000
25,395,000
28,146,000
PACCAR product

sales
27,997,000
44,543,000
38,027,000
PACCAR tooling

sales
507,000
1,525,000
6,425,000
Total PACCAR

sales
28,504,000
46,068,000
44,452,000
Volvo

product sales
23,538,000
48,487,000
46,063,000
Volvo

tooling sales
2,186,000
262,000
97,000
Total Volvo

sales
25,724,000
48,749,000
46,160,000
BRP product sales
20,269,000
16,774,000
13,629,000
BRP tooling sales
1,662,000
4,208,000
2,169,000
Total BRP sales
21,931,000
20,982,000
15,798,000
Other product sales
66,590,000
78,990,000
78,245,000
Other tooling sales
852,000
7,224,000
1,531,000
Total other sales
67,442,000
86,214,000
79,776,000
Total product sales
210,580,000
268,987,000
256,217,000
Total tooling sales
11,776,000
15,303,000
13,268,000
Total sales $
222,356,000
$
284,290,000
$
269,485,000

5. Foreign Operations

Primarily all of the Company's product is sold to U.S. based customers in

U.S. dollars.

The following table provides information
related to sales by country, based on the ship to location of customers' production facilities, for the years ended December
  31:

2020 2019 2018
United States $
136,424,000
$
178,953,000
$
181,207,000
Mexico
64,942,000
79,761,000
74,029,000
Canada
16,827,000
16,988,000
12,494,000
Other
4,163,000
8,588,000
1,755,000
Total $
222,356,000
$
284,290,000
$
269,485,000

The following table provides information related to the location of property,

plant and equipment, net, as of December
  31:

2020 2019
United States $
36,698,000
$
39,132,000
Mexico
29,537,000
31,865,000
Canada
7,817,000
8,209,000
Total $
74,052,000
$
79,206,000

6. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December   31:

2020 2019
Land and land improvements $
6,009,000
$
6,009,000
Buildings
43,545,000
43,375,000
Machinery and equipment
121,382,000
118,366,000
Tools, dies, and patterns
2,195,000
1,516,000
Additions in progress
1,422,000
1,615,000
Total
174,553,000
170,881,000
Less accumulated depreciation
(100,501,000)
(91,675,000)
Property, plant and equipment,

net
$
74,052,000
$
79,206,000

Additions in progress

at December

31, 2020 and

2019 relate to

building improvements and

equipment purchases that

were not
yet completed and placed in service at year end.

At December
  31, 2020, commitments for capital expenditures in progress were
$
677,000

and included $
145,000

recorded on the

balance sheet in accounts

payable.

At December

31, 2019, commitments

for
capital expenditures

in progress

were $
336,000
, and

included $
158,000

recorded on

the balance

sheet in

accounts payable.

Depreciation expense

was $
8,659,000
, $
8,187,000

and $
7,361,000

for the

years ended

December

31, 2020,

2019 and

2018,
respectively.

7. Leases

The Company has operating

leases with fixed payment

terms primarily associated with

buildings and warehouses. The

Company's
leases have

remaining lease

terms of

less than

one year
s to
four years
, some

of which

include options

to extend

the lease
for
five years
. Operating leases are included

in Right-of-use ("ROU") assets and
Other accrued liabilities

and
Other non-current
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
commensurate with

the Company

’s secured

borrowing rate.

At each

reporting period

when there is

a new lease

initiated, the
Company will utilize

its incremental borrowing

rate to perform

lease classification

tests on

lease components and

to measure
ROU assets and lease liabilities.

The following table provides information related to the components of lease expense as of December 31:

2020 2019
Operating lease cost $
1,430,000
$
1,430,000
Total net lease cost $
1,430,000
$
1,430,000

The following table provides

information related to other

supplemental balance sheet information

related to leases as

of December
31:

2020 2019
Operating lease:
Operating lease right of use assets $
2,754,000
$
4,484,000
Total operating lease right of

use assets
$
2,754,000
$
4,484,000

Current operating lease liabilities
(A)
$
1,023,000
$
1,304,000
Noncurrent operating lease liabilities
(B)
1,670,000
3,119,000
Total operating lease liabilities $
2,693,000
$
4,423,000

(A)

Current operating lease liability included in "Other Current Accrued Liabilities" on the Consolidated

Balance Sheet
.

(B)

Noncurrent operating lease liability included in "Other Non

-Current Liabilities" on the Consolidated Balance Sheet.

Weighted average remaining

lease term (in years):
Operating leases
3.5
4.0

Weighted average discount

rate:
Operating lease
5.9
%
4.9
%
Other information related to leases as of December 31:

2020 2019
Cash Paid for amounts included in the measurement of

lease liabilities
Operating cash flow from operating leases
(C)
$
1,455,000
$
1,455,000

(C)
Cash flow from operating lease included in "Prepaid and other assets"

on the Consolidated Statements of Cash Flows.

As of December   31, 2020, maturities of lease liabilities were as follows:

Operating Leases
2021 $
1,215,000
2022
811,000
2023
706,000
2024
705,000
2025
—
Total lease payments
3,437,000
Less: imputed interest
(744,000)
Total lease obligations
2,693,000
Less: current obligations
(1,023,000)
Long-term lease obligations $
1,670,000

As of December   31, 2019, maturities of lease liabilities were as follows:

Operating Leases
2020 $
1,433,000
2021
1,174,000
2022
1,102,000
2023
1,000,000
2024
530,000
Total lease payments
5,239,000
Less: imputed interest
(816,000)
Total lease obligations
4,423,000
Less: current obligations
(1,304,000)
Long-term lease obligation $
3,119,000

8. Goodwill and Intangibles

Goodwill activity for the year ended December   31, 2020 and December   31, 2019 consisted of the following:

2020 2019
Balance at beginning of year $
17,376,000
$
21,476,000
Additions
—
—
Impairment
—
(4,100,000)
Balance at end of year $
17,376,000
$
17,376,000

Intangible assets at December   31, 2020 were comprised of the following:

Definite-lived Intangible Assets
Amortization Period
Gross Carrying

Amount
Accumulated

Amortization
Net Carrying

Amount
Trade Name
25 Years
$
250,000
$
(58,000)
$
192,000
Trademarks
10 Years
1,610,000
(476,000)
1,134,000
Non-competition Agreement
5 Years
1,810,000
(1,071,000)
739,000
Developed Technology
7 Years
4,420,000
(1,869,000)
2,551,000
Customer Relationships
10
-
12

Years
9,330,000
(2,430,000)
6,900,000
Total $
17,420,000
$
(5,904,000)
$
11,516,000

Intangible assets at December   31, 2019 were comprised of the following:

Definite-lived Intangible Assets
Amortization Period
Gross Carrying

Amount
Accumulated

Amortization
Net Carrying

Amount
Trade Name
25 Years
$
250,000
$
(48,000)
$
202,000
Trademarks
10 Years
1,610,000
(315,000)
1,295,000
Non-competition Agreement
5 Years
1,810,000
(709,000)
1,101,000
Developed Technology
7 Years
4,420,000
(1,237,000)
3,183,000
Customer Relationships
10
-
12

Years
9,330,000
(1,647,000)
7,683,000
Total $
17,420,000
$
(3,956,000)
$
13,464,000

The Company incurred

$
1,948,000
, $
1,949,000

and $
1,869,000

amortization expense for

the years ended

December
  31, 2020,
2019, and 2018, respectively.

As of December   31, 2020, future intangible amortization was follows:

Amortization Expense
2021 $
1,949,000
2022
1,949,000
2023
1,602,000
2024
1,587,000
2025
951,000
2026 and thereafter
3,478,000
Total intangibles as of December

31, 2020
$
11,516,000

9. Debt

Long-term debt consists of the following at:

December 31,

2020
December 31,

2019
Wells Fargo

term loans payable
$
16,390,000
$
—
FGI term loans payable
13,148,000
—
Leaf Capital term loan payable
152,000
—
KeyBank term loans payable
—
38,250,000
KeyBank revolving loan
—
12,008,000
Total
29,690,000
50,258,000
Less: deferred loan costs
(1,957,000)
(807,000)
Less: current portion
(2,535,000)
(49,451,000)
Long-term debt $
25,198,000
$
—

Term Loans

Wells Fargo Term Loans
On October 27, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National
Association, as administrative agent, lead arranger and book runner, and the lenders party thereto (the “Lenders”). Pursuant to the terms of the Credit Agreement, the Lenders made available to the Company secured term loans (the “WF Term Loans”) in the maximum aggregate principal amount of $18,500,000 ($16,790,000 of which was advanced to the Company on October 28,
2020).

The proceeds

from the

WF Term Loans

were used

to pay

off the

Company’s existing

outstanding indebtedness

with
KeyBank National Association, and to pay certain fees and expenses associated with the financing.

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of December 31, 2020.

The WF Term Loans are to be repaid in monthly installments of $200,000 plus interest, with the remaining outstanding balance due on November 30, 2024, subject to certain optional and mandatory repayment terms. The Company’s obligations under the
WF Term Loans are unconditionally guaranteed by each of the Company’s U.S. and Canadian subsidiaries, with such obligations of the Company and such subsidiaries being secured by a lien on substantially all of their U.S. and Canadian assets.

The WF Term Loans contains reporting, indebtedness, and financial covenants.

The Company is in compliance with its covenants
as of December 31, 2020.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty.
To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment
Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, a term loan in the principal amount of $13,200,000 (the “FGI Term Loan”).

On October 27, 2020, FGI advanced to

the Company $
12,000,000
which proceeds were used to pay off the Company’s existing

outstanding indebtedness with KeyBank National Association, and to pay certain

fees and expenses

associated with the

transactions, and $
1,200,000

which proceeds were used

to fund a

security
deposit to be held

by FGI.
Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly.

The Company notes
that the security deposit of $
1,200,000

is located in prepaid expenses and other current assets on the balance sheet.

Following the advance of funds by FGI, the FGI Term Loans are to be repaid in monthly principal and interest installments of
$117,000 for the first 12 months, $246,000 for the subsequent 59 months and $1,446,000 due on October 31, 2026, subject to certain optional and mandatory repayment terms.

The Company’s

obligations under the Master Security

Agreement are secured
by certain machinery and equipment of the guarantors located in Mexico, and real property of Core composites de Mexico, S. de
R.L. de C.V., also a subsidiary of the Company organized in Mexico,

located in Matamoros, Mexico.

The Company may prepay in full or in part (but not less than the amount equal to 20% of the original principal amount of the loan) outstanding amounts before they are due on any scheduled Payment Date upon at least thirty (30) days’ prior written notice.
The Company will pay a “Prepayment Fee” in an amount equal to an additional sum equal to the following percentage of the principal amount to be prepaid for prepayments occurring in the indicated period: four percent (4.0%) (for prepayments occurring prior to the first anniversary of the Loan); three percent (3.0%) (for prepayments occurring on and thereafter and prior to the second anniversary of the Loan); two percent (2.0%) (for prepayments occurring on and thereafter and prior to the third anniversary of the Loan ); and one percent (1.0%) (for prepayments occurring any time thereafter).

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.5% and a term of 60 months.

The amount

outstanding at

December 31,

2020 was
$
152,000

of which, $
120,000

was classified as long-term debt.

Revolving Loans

Wells Fargo Revolving Loan
On October 27, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National
Association, as administrative agent, lead arranger and book runner, and the lenders party thereto (the “Lenders”). Pursuant to the terms of the Credit Agreement, the Lenders made available to the Company a revolving loan commitment (the “WF Revolving
Loan”) of $25,000,000 ($8,745,000 of which was advanced to the Company on October 28, 2020).

The proceeds from

the WF
Revolving Loan were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the financing.

The Credit Agreement also makes available to the Company an incremental revolving commitment in the maximum amount of
$10,000,000 at the Company’s option at any time during the three (3) year period following the closing.

The borrowing availability under the line of credit is the lesser of (a) the loan commitment of $25,000,000 or (b) the sum of 90%
of eligible investment grade accounts receivable, 85% of non-investment grade eligible accounts receivable and 65% of eligible inventory.

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum,
(b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was
4.75% as of December 31, 2020.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30,
2024.

The Company

has available

$
19,223,000

of available

rate revolving

loans of

which
  $
420,000

is outstanding

as
of   December   31, 2020.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $
2,000,000

of Letters of Credit in accordance with the terms of the Credit

Agreement upon the
Company’s request. As of December 31, 2020, the Company

had one Letter of Credit outstanding for $
160,000
.

In conjunction with the October debt refinancing, the Company incurred debt origination fees of $
1,730,000

related to the Wells
Fargo financing,

which is

being amortized

over the

life of

the Credit

Agreement,

which expires

on November

30, 2024.

In
addition, the Company incurred

debt origination fees of $
308,000

related to the FGI Term Loan,

which is being amortized over
the life of

the FGI Term

Loan, which expires

on October 31,

2026.

The aggregate unamortized

deferred financing fees

as of
December 31, 2020 totaled $
1,957,000
.

Annual maturities of long-term debt are as follows:

2021 $
3,019,000
2022
4,428,000
2023
4,601,000
2024
11,585,000
2025 and thereafter
6,057,000
Total $
29,690,000

KeyBank Loan

On December 31, 2019, the

Company had a term

loan and revolving loan balance

of $
38,250,000

and $
12,008,000

with KeyBank
National Association, respectively. The Company’s term loan and revolving loan had variable interest rates of
6.30
% and
6.04
%,
respectively at December

31, 2019. On

November 22, 2019

the Company entered

into a forbearance

agreement with KeyBank
and on

October 27,

2020 the

Company fully

repaid all

outstanding amounts.

As a

result of

the forbearance

agreement not
extending beyond a year, the Company’s remaining long-term debt balance was classified as a current liability in the Company’s consolidated balance sheet as of December 31, 2019.

Interest Rate Swaps

The Company

entered into
two

interest rate

swap agreements

that became

effective January
  18, 2018,
one

of which

was
designated as a cash flow

hedge for $
25,000,000

and the other designated as

a cash flow hedge for

$
10,000,000

to the Company’s
subsidiary. Under these agreements, the

Company paid a fixed rate

of

2.49
%
to the counterparty and

received a
30 day LIBOR
  for
both cash flow

hedges. Concurrent

with the closing

of the
KeyBank credit agreement
, the

Company settled

both outstanding
interest rate swaps, which

resulted in a loss

and cash outflow of

$
1,253,000
. These results were categorized

as
interest expense
and operating activities in the Statement

of Operations and Statement of

Cash Flow, respectively. Due to the

settlement, the fair
value of the interest rate swaps was $0   at   December   31, 2020 compared to a liability of $
706,000

at December 31, 2019.

Bank Covenants

The Company is

required to meet

certain financial

covenants included in

the Credit Agreement with

respect to fixed

coverage
charge ratio.

The following

table presents

the financial

covenants specified

in the

Credit Agreement and

the actual

covenant
calculations as of December 31, 2020:

Financial Covenants
Actual Covenants as of
December 31, 2020
Fixed Charge Coverage Ratio
Minimum 1.10
2.6

10.

Stock Based Compensation

The Company has a Long-Term Equity Incentive Plan (the “2006 Plan”), as approved by the Company’s stockholders in May
2006. The 2006 Plan allows for grants to directors and employees of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards (“Stock Awards”) up to an aggregate of 3,000,000 awards, each representing a right to buy a share of Core Molding Technologies common stock. Stock
Awards can be granted under the 2006 Plan through the earlier of December 31, 2025, or the date the maximum number of available awards under the 2006 Plan have been granted.

The number of shares

remaining available for future issuance

is
514,823
.

Restricted stock granted under the 2006 Plan vest over three years or upon the date of the participants' sixty-fifth birthday, death, disability or change in control.

Core Molding Technologies follows

the provisions of

FASB ASC 718 requi

ring that compensation

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

of Core Molding Technologies

’

common stock on the

date
of issuance and amortized ratably as compensation expense over the applicable vesting period.

The following summarizes the status of Restricted Stock and changes duri ng the years ended December
  31:

2020 2019 2018
Number
of
Shares
Wtd. Avg.
Grant Date

Fair Value
Number
of
Shares
Wtd. Avg.
Grant Date
Fair Value
Number
of
Shares
Wtd. Avg.
Grant Date

Fair Value
Unvested - beginning of year
343,919
$
9.37
349,885
$
10.62
141,095
$
16.79
Granted
292,886
4.70
135,268
7.65
315,429
11.32
Vested
(107,145)
10.21
(117,828)
13.81
(82,067)
16.57
Forfeited
(21,825)
9.86
(23,406)
15.02
(24,572)
16.91
Unvested - end of year
507,835
$
6.35
343,919
$
9.37
349,885
$
10.62

At December
31, 2020 and 2019,

there was $
1,614,000

and $
1,923,000
, respectively, of

total unrecognized compensation expense
related to restricted stock granted

under the 2006 Plan. That cost is

expected to be recognized over

the weighted-average period
of
1.9

years. Total compensation expense related to

restricted stock grants for the

years ended December

31, 2020,

2019 and 2018
was $
1,254,000
, $
1,369,000
, and $
1,774,000
, respectively, and is recorded as selling, general and administrative expense.

Tax deficiencies in connection with payment of taxes upon the vesting of restricted stock previously issued to employees

for the
years ended December   31, 2020, 2019 and 2018 were a tax deficiency of $
97,000
, $
98,000
, and $
110,000
, respectively.

During 2020, 2019 and

2018, employees surrendered
4,574
,
16,047

and
17,180

shares, respectfully, of the Company's

common
stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.

Stock Appreciation Rights
As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model.

A summary of the Company's stock appreciation rights activity for the years ended December   31, 2020 and 2019 is as follows:

2020 2019
Number
of
Shares
Wtd. Avg.
Grant Date

Fair Value
Number
of
Shares
Wtd. Avg.
Grant Date
Fair Value
Outstanding - beginning of year
222,112
$
2.57
—
$
—
Granted
—
—
226,021
2.57
Vested
—
—
—
—
Forfeited
(41,187)
2.57
(3,909)
2.57
Outstanding - end of year
180,925
$
2.57
222,112
$
2.57
Exercisable - end of year
73,888
$
2.57
29,028
$
2.57

The average

remaining contractual

term for

SARs outstanding

at December

31, 2020

is
3.3

years, with

$
114,000

aggregate
intrinsic value. At

December
  31, 2020 and 2019, there was $
179,000

and $
386,000
, respectively, of total unrecognized
compensation expense, net of

estimated forfeitures, related

to SARs. That cost

is expected to be

recognized over the weighted-
average period of
1.3

years.

Total compensation cost related to SARs for the

twelve months ended December
  31, 2020 and 2019 was $
101,000

and $
185,000
,
respectively, all of which was recorded to selling, general and administrative expense.

11. Income Taxes

Components of the provision for income taxes are as follows:

2020 2019 2018
Current:
Federal $
(8,378,000)
$
—
$
11,000
Foreign
2,660,000
685,000
1,023,000
State and local
5,000
20,000
14,000
(5,713,000)
705,000
1,048,000
Deferred:
Federal
955,000
738,000
(1,355,000)
Foreign
1,098,000
(1,824,000)
(289,000)
State and local
42,000
26,000
(68,000)
2,095,000
(1,060,000)
(1,712,000)
Provision (benefit) for income taxes $
(3,618,000)
$
(355,000)
$
(664,000)

A reconciliation of

the income tax provision based

on the federal statutory income

tax rate to the Company's

income tax provision
for the years ended December   31 is as follows:

2020 2019 2018
Provision at United States federal statutory rate $
954,000
$
(3,274,000)
$
(1,145,000)
Valuation

allowance
(2,074,000)
3,267,000
—
Net operating loss carryback at
34
% tax rate
(3,205,000)
—
—
Effect of foreign taxes
790,000
(209,000)
213,000
Adoption of ASC 606
—
—
236,000
State and local tax expense
(372,000)
(102,000)
(54,000)
Other
289,000
(37,000)
86,000
Provision (benefit) for income taxes $
(3,618,000)
$
(355,000)
$
(664,000)

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

As of December   31, 2020 the Company had a net deferred tax asset of $
53,000

consisting of a liability of $
876,000

related to tax
positions in the

United States,

an asset of

$
460,000

related to tax

positions in Canada

and an asset

of $
469,000

related to tax
positions in Mexico.
The deferred

tax liabilities are

in other noncurrent

liabilities on

the Consolidated

Balance Sheet.
During
2020, the Company recorded

a valuation allowance of

$
1,193,000

against the entire state

and local net loss

carryforward and a
portion of

the interest

limitation carryforward,

due to

cumulative losses

in the

United States

over the

last three

years and
uncertainty related

to the Company

’s ability

to realize

the deferred

assets. The Company

believes that

the deferred

tax assets
associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future
taxable income.

Deferred tax assets consist of the following at December   31:

2020 2019
Net operating loss carryforwards $
535,000
$
4,928,000
Interest limitation carryforwards
1,033,000
686,000
Accrued liabilities
391,000
477,000
Accounts receivable
40,000
108,000
Inventory
322,000
587,000
Property, plant, and equipment
(5,509,000)
(5,580,000)
Post retirement benefits
2,068,000
2,090,000
Goodwill and finite-lived assets, net
2,210,000
1,973,000
Other, net
156,000
24,000
Total deferred

tax asset
1,246,000
5,293,000
Valuation

allowance for deferred tax assets
(1,193,000)
(3,267,000)
Total deferred

tax asset, net
$
53,000
$
2,026,000

At December
31, 2020, the

Company had estimated

net operating loss

carryforwards in the

state and local

tax jurisdictions

of
$
25,990,000

and interest limitation carryforwards in United States federal jurisdictions of $
4,697,000
. Both carryforwards do not
expire. At December 31, 2020, the Company had
no

net operating loss carryforwards in Canada, Mexico or United States federal jurisdictions.

At December
31, 2020

and 2019

the Company

had
no

liability for

unrecognized tax

benefits under

guidance relating

to tax
uncertainties. The Company does

not anticipate that the

unrecognized tax benefits will

significantly change within the next

twelve
months.

The Company

files income

tax returns

in the

United States,

Mexico, Canada

and various

state and

local jurisdictions.

The
Company is not subject

to United States federal and

state income tax examinations

by tax authorities for

the years before 2017,
not subject to

Mexican income tax

examinations by Mexican

authorities for the

years before 2015

and not subject to

Canadian
income tax examinations by Canadian authorities for the years before 2018.

12.

Post Retirement Benefits

The Company provides post retirement

benefits to certain of its

United States and Canadian employees,

including contributions
to
a multi-employer defined benefit pension plan, health care and life insurance benefits
, and contributions

to several defined
retirement contribution plans.

The Company contributes

to a
multi-employer defined benefit pension plan

for its employees

represented by the
International
Association of Machinists and Aerospace Workers

("IAM") at the Company’s
Columbus, Ohio production facility
.

The Company
does not

administer this

plan and

contributions are

determined in

accordance with

provisions of

the collective

bargaining
agreement.

The risks

of participating

in this

multi-employer plan

are different

from a single

-employer plan

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
December 31, 2020

and
2019 is outlined

in the table

below.

The most recent

Pension Protection

Act ("PPA")

zone status is

for the plan

’s year

-end at
December 31, 2020
. The zone status is based

on information the Company

received from the plan

and is certified by

the plan’s
actuary. Among other factors,

plans in the

red zone are

generally
less than 65% funded
, plans in

the yellow zone

are less than
80% funded, and plans

in the green zone are

at least 80% funded.

The “FIP/RP Status Pending/Implemented

”

column indicates
whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Expiration

FIP/RP
Date of

Pension Protection Status
Contributions of the

Collective
EIN/Pension

Act Zone Status
Pending/

Company
Surcharge

Bargaining

Pension Fund
Plan Number 2020 2019 Implemented 2020 2019 Imposed Agreement
IAM National Pension Fund /
National Pension Plan
(A)
51-6031295

-
002

as of 12/31/19

as of 12/31/18
Implemented
$
676,000
$
971,000
Yes
8/7/2022
Total Contributions:
$
676,000
$
971,000

(A)

The plan re-certified its zone status after using the amortization provisions of the Code.

The Company's contributions to
the plan
did not

represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report

for the plan

year ended December
  31, 2019.
Under the terms of the collective-bargaining agreement, the
Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week at $1.55 per hour from August 10, 2019 through August 6, 2022. The Company is paying a surcharge of $2.40.

Prior to

the acquisition

of Columbus

Plastics, certain

of the

Company's employees

were participants,

or were

eligible to
participate, in Navistar's post retirement health and life insurance benefit plan
.

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

The Company also

sponsors a post

retirement health and

life insurance benefit

plan for certain

union retirees of

its
Columbus,
Ohio production facility
.

In August 2010, as part of a new collective-bargaining agreement, the post retirement health and life insurance benefits for all current and future represented employees who were not retired were eliminated in exchange for a one-
time cash payment. Individuals who retired prior to August 2010 remain eligible for post retirement health and life insurance benefits.

The elimination of

post retirement health

and life insurance

benefits described above

resulted in a

reduction of the

Company’s
post retirement benefits

liability of approximately

$
10,282,000

in 2010. This reduction

in post retirement

benefits liability was
treated as a negative plan

amendment and is being amortized

as a reduction to net

periodic benefit cost over

approximately twenty
years, the actuarial

life expectancy of

the remaining participants

in the plan

at the time

of the amendment.

This negative plan
amendment resulted in net periodic benefit cost reductions of approximately $
496,000

in 2020, 2019 and 2018, and will result in
net periodic benefit cost reductions of approximately $
496,000

in 2021 and each year thereafter during the amortization period.

The funded status

of the Company's

post retirement health

and life insurance

benefits plan as

of December

31, 2020 and

2019
and reconciliation with the amounts recognized in the consolidated balance sheets are provided below:

Post Retirement Benefits
2020 2019
Change in benefit obligation:
Benefit obligation at January 1 $
9,160,000
$
8,076,000
Interest cost
237,000
285,000
Unrecognized loss (gain)
(102,000)
1,099,000
Benefits paid, net
(186,000)
(300,000)
Benefit obligation at December 31
$
9,109,000
$
9,160,000
Plan Assets
—
—
Amounts recorded in accumulated other comprehensive

income:
Prior service credit $
(5,114,000)
$
(5,610,000)
Net loss
3,351,000
3,634,000
Total $
(1,763,000)
$
(1,976,000)
Weighted-average

assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost
2.0
%
2.9
%

The components of expense for all of the Company's post retirement benefit plans for the years ended December
  31:

2020 2019 2018
Pension expense:
Multi-employer plan $
676,000
$
971,000
$
760,000
Defined contribution plans
1,173,000
1,258,000
1,059,000
Total pension expense
1,849,000
2,229,000
1,819,000
Health and life insurance:
Interest cost
235,000
285,000
277,000
Amortization of prior service costs
(496,000)
(496,000)
(496,000)
Amortization of net loss
181,000
117,000
171,000
Net periodic benefit cost
(80,000)
(94,000)
(48,000)
Total

post retirement benefits expense
$
1,769,000
$
2,135,000
$
1,771,000

The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of
a defined benefit pension or post retirement plan in

the consolidated balance sheets.

For the year ended December
  31, 2020, the
Company recognized

a net actuarial

gain of $
102,000

which is comprised

of differences between

actual and expected

benefit
payments, expenses and balance sheet accruals resulting

in a gain of $
1,047,000
, offset by an actuarial loss of $
945,000
. For the
year ended December
31, 2019, the Company

recognized a net actuarial

loss of $
1,099,000
, which is comprised

of an actuarial
loss of

$
1,956,000
, offset

by differences

between actual

and expected

benefit payments,

expenses and

balance sheet

accrual
resulting in a gain

of $
857,000
. The net actuarial

gain and loss for

the years ended

December 31, 2020

and 2019, respectively,
were recorded in accumulated other comprehensive income .

Amounts

not yet recognized

as a component

of net periodic

benefit costs at

December

31, 2020 and

2019 were a

net credit of
$
1,763,000

and $
1,976,000
, respectively.

The amount in accumulated other comprehensive income expected to be recognized as components of

net periodic

post retirement

cost during

2021 consists

of a

prior service

credit of

$
496,000

and a

net loss

of

$
173,000
.

In addition, 2021

interest expense related

to post retirement

healthcare is expected

to be $
161,000
, for a

total post
retirement healthcare net gain of approximately

$
162,000

in 2021.

The Company expects benefits paid in

2021 to be consistent
with estimated future benefit payments as shown in the table below.

The weighted average rate

of increase in the

per capita cost of

covered health care benefits

is projected to

be
5.1
%.

The rate is
projected to decrease gradually to medical pre age 65 of
5.0
%, medical post age 65 of
4.25
% and drugs – all ages of
5.0
% by the
year
2027

and remain at that level thereafter.

The comparable assumptions for the prior year were
6.0
% and
5.0
%, respectively.

The effect of changing the health care cost trend rate by one

-percentage point for each future year is as follows:

1- Percentage
Point Increase
1-Percentage
Point Decrease
Effect on total of service and interest cost components $
34,000
$
(29,000)
Effect on post retirement benefit obligation $
1,081,000
$
(924,000)

The estimated future benefit payments of the health care plan for the next ten years are as follows:

Postretirement

Health Care

Benefits Plan
2021 $
1,286,000
2022
459,000
2023
500,000
2024
473,000
2025
471,000
2026 - 2030
2,265,000

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
Level 2 -
Quoted prices for similar

instruments in active

markets, quoted prices

for identical or similar

instruments in
markets that

are not

active and

model-derived valuations,

in which

all significant

inputs are

observable in
active markets.
Level 3 -
Significant unobservable

inputs reflecting management's

own assumptions about

the inputs used

in pricing
the asset or liability.

The Company’s financial instruments historically consisted of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign

currency derivatives. Cash and

cash equivalents, accounts receivable

and accounts payable
carrying values as of December 31, 2020 and December

31, 2019 approximate fair value due to the

short-term maturities of these
financial instruments.

As of

December 31,

2020, the

carrying amounts

of the

WF Term

Loans and

WF Revolving

Loan
approximate fair

value due

to the

short-term nature

of the

underlying variable

rate LIBOR

agreements. The

FGI Term Loan
approximate fair value

as of December

31, 2020, due

to the immaterial

movement in interest

rates since the

Company entered
into the

Promissory Note

on of

October 20,

2020. The

carrying amounts

of long

-term debt

and the

revolving line

of credit
approximate fair value as of December 31, 2019 due to the short-term nature of the underlying variable rate LIBOR agreements.
The Company had

Level 2 fair

value measurements at

December 31,

2019 relating to

the Company’s

interest rate swaps

and
foreign currency derivatives.

Derivative and hedging activities

Foreign currency derivatives

The Company conducts business in foreign countries and pays certain expenses in foreign currencies; therefore, the Company is
exposed to foreign currency

exchange risk between the

U.S. Dollar and foreign

currencies, which could

impact the Company

’s
operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company entered into forward contracts to exchange

a fixed amount

of U.S. Dollars

for a fixed

amount of foreign

currency, which

were used to

fund future
reign currency cash flows. At

inception, all forward contracts were formally documented as cash flow hedges and were measured
at fair value each reporting period.

Derivatives are formally

assessed both at

inception and at

least quarterly thereafter,

to ensure that

derivatives used in

hedging
transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that

a derivative ceases
to be

a highly

effective hedge,

or if

the anticipated

transaction is

no longer

probable of

occurring, hedge

accounting is
discontinued, and

any future

mark-to-market adjustments

are recognized

in earnings.

The effective

portion of

gain or

loss is
reported in accumulated

other comprehensive income

and the ineffective

portion is reported

in earnings. The

impacts of these
contracts were

largely offset

by gains

and losses

resulting from

the impact

of changes

in exchange

rates on

transactions
denominated in the foreign currency. As of December 31, 2020, the Company had no outstanding foreign currency derivatives.

Interest Rate Swaps

The Company

entered into

interest rate

swap contracts

to fix

the interest

rate on

an initial

aggregate amount
of   $
35,000,000

thereby reducing exposure to interest

rate changes. The Company paid

a fixed rate of

2.49
%   to the counterparty

and receives 30

day LIBOR

for both cash

flow hedges. At inception,

all interest rate

swaps were formally

documented as cash
flow hedges and are

measured at fair value

each reporting period

.

During the 2020 year,

the Company closed the

positions, see
Note 9 – Debt , for additional information.

Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of December
  31, 2019:

Fair Values

of Derivatives Instruments
Asset Derivatives Liability Derivatives
Balance Sheet Location Fair Value Balance Sheet Location Fair Value
Foreign exchange contracts
Prepaid expense other

current assets $
452,000
Accrued liabilities other $
—
Notional contract values $
15,358,000
$
—
Interest rate swaps Other non-current assets $
—
Other non-current

liabilities $
706,000
Notional swap values $
—
$
29,750,000

As of December
31, 2019, the

Company had foreign

exchange contracts related

to the Mexican

Peso and the

Canadian Dollar
with exchange rates ranging from
19.53

to
20.58

and
1.32
, respectively.

The following tables

summarize the amount

of unrealized /

realized gain and

loss recognized

in Accumulated Comprehensive
Income (AOCI) for the years ended December   31, 2020, 2019 and 2018:

Derivatives in

subtopic 815-20

Cash Flow

Hedging

Relationship
Amount of Unrealized Gain or

(Loss) Recognized in Accumulated

Other Comprehensive Income on

Derivative
Location of Gain or

(Loss) Reclassified

from Accumulated

Other Comprehensive

Income
(A)
Amount of Realized Gain or (Loss)

Reclassified from Accumulated

Other Comprehensive Income
2020 2019 2018 2020 2019 2018
Foreign exchange

contracts $
142,000
$
1,499,000
$
(385,000)
Cost of goods sold $
526,000
$
272,000
$
68,000
Selling, general and

administrative expense $
68,000
$
25,000
$
—
Interest rate swaps $
(915,000)
$
(708,000)
$
(223,000)
Interest Expense $
(1,620,000)
$
(67,000)
$
(159,000)

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
December   31, 2020 and 2019:

Hedging

Derivative

Activities
Post

Retirement

Benefit Plan

Items
(A)
Total
2019:
Balance at January 1, 2019 $
(612,000)
$
2,729,000
$
2,117,000
Other comprehensive income before reclassifications
791,000
(1,102,000)
(311,000)
Amounts reclassified from accumulated other comprehensive

income
(230,000)
(379,000)
(609,000)
Income tax (expense) benefit
(140,000)
313,000
173,000
Balance at December 31, 2019 $
(191,000)
$
1,561,000
$
1,370,000
2020:
Balance at January 1, 2020 $
(191,000)
$
1,561,000
$
1,370,000
Other comprehensive income before reclassifications
(773,000)
102,000
(671,000)
Amounts reclassified from accumulated other comprehensive

income
1,026,000
(315,000)
711,000
Income tax (expense) benefit
(62,000)
27,000
(35,000)
Balance at December 31, 2020 $
—
$
1,375,000
$
1,375,000

(A)

The effect of

post-retirement benefit items

reclassified from Accumulated

Other Comprehensive Income

is included

in
other income

and expense

on the

Consolidated Statements

of Operations.

These Accumulated

Other Comprehensive
Income components are included

in the computation of

net periodic benefit cost

(see
Note 12 - Post

Retirement Benefits

for additional details). The tax

effect of post-retirement benefit items

reclassified from Accumulated Other

Comprehensive
Income is included in income tax expense on the Consolidated

Statements of Operations.

16.

Quarterly Results of Operations (Unaudited)

The following is

a summary of

the unaudited quarterly

results of operations

for the years ended

December

31, 2020, 2019

and
2018.

1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
Total

Year
2020:
Product sales
$
61,930,000
35,847,000
54,240,000
58,563,000
210,580,000
Tooling sales
2,093,000
1,959,000
5,633,000
2,091,000
11,776,000
Net sales
64,023,000
37,806,000
59,873,000
60,654,000
222,356,000
Gross margin
10,766,000
2,903,000
10,838,000
9,967,000
34,474,000
Operating income (loss)
4,261,000
(1,206,000)
4,321,000
3,014,000
10,390,000
Net income (loss)
7,961,000
(2,272,000)
3,343,000
(867,000)
8,165,000
Net income (loss) per common share:
Basic (1) $
0.97
$
(0.29)
$
0.39
$
(0.10)
$
0.98
Diluted (1) $
0.97
$
(0.29)
$
0.39
$
(0.10)
$
0.98
2019:
Product sales
$
71,451,000
$
75,440,000
$
67,511,000
$
54,585,000
$
268,987,000
Tooling sales
815,000
5,807,000
7,144,000
1,537,000
15,303,000
Net sales
72,266,000
81,247,000
74,655,000
56,122,000
284,290,000
Gross margin
3,149,000
8,491,000
6,484,000
3,382,000
21,506,000
Operating income (loss)
(4,017,000)
1,267,000
(4,657,000)
(4,121,000)
(11,528,000)
Net income (loss)
(3,845,000)
209,000
(6,125,000)
(5,462,000)
(15,223,000)
Net income (loss) per common share:
Basic (1) $
(0.49)
$
0.03
$
(0.78)
$
(0.69)
$
(1.94)
Diluted (1) $
(0.49)
$
0.03
$
(0.78)
$
(0.69)
$
(1.94)
2018:
Product sales
$
59,712,000
$
65,225,000
$
62,305,000
$
68,975,000
$
256,217,000
Tooling sales
3,334,000
3,376,000
2,371,000
4,187,000
13,268,000
Net sales
63,046,000
68,601,000
64,676,000
73,162,000
269,485,000
Gross margin
7,885,000
7,897,000
4,862,000
6,497,000
27,141,000
Operating income (loss)
1,125,000
1,418,000
(1,487,000)
(4,156,000)
(3,100,000)
Net income (loss)
518,000
445,000
(1,803,000)
(3,942,000)
(4,782,000)
Net income (loss) per common share:
Basic (1) $
0.07
$
0.06
$
(0.23)
$
(0.51)
$
(0.62)
Diluted (1) $
0.07
$
0.06
$
(0.23)
$
(0.51)
$
(0.62)

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

defined in Rule 13a

-15(e) of the Exchange

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

the Company

’s board

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

2020.

This annual report

does not include an

attestation report of

the Company’s

registered public accounting

firm regarding internal
control over

financial reporting.

Management’s report

was not

subject to

attestation by

the Company

’s registered

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

about June 15, 2021, which is expected to be filed with the

SEC pursuant
to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required

by this Part

III, Item 11

is incorporated by

reference from the

Company’s definitive

proxy statement
for its annual meeting of stockholders to be held on or

about June 15, 2021, which is expected to be filed with the

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

about June 15, 2021, which is expected to be filed with the

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

about June 15, 2021, which is expected to be filed with the

SEC pursuant
to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required

by this Part III,

Item 14 is incorporated

by reference from

the Company’s

definitive proxy statement
for its annual meeting of stockholders to be held on or

about June 15, 2021, which is expected to be filed with

the SEC pursuant
to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

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
2020, 2019,

and 2018

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
March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall
President, Chief

Executive Officer,

and Director
(Principal Executive Officer)
March 11, 2021
/s/ John P. Zimmer
John P. Zimmer
Vice President,

Secretary, Treasurer,

and Chief
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)
March 11, 2021
*
Sandra L. Kowaleski Director March 11, 2021
*
Thomas R. Cellitti Director March 11, 2021
*
James F. Crowley Director March 11, 2021
*
Ralph O. Hellmold Director March 11, 2021
*
Matthew Jauchius Director March 11, 2021
*
Andrew O. Smith Director March 11, 2021
*By /s/ John P. Zimmer
John P. Zimmer Attorney-In-Fact March 11, 2021

Core Molding Technologies, Inc. and Subsidiaries

Schedule II

Consolidated valuation and qualifying accounts and reserves

for the years ended December
  31, 2020, 2019 and 2018.

Reserves deducted from asset to which it applies:

Allowance for Doubtful Accounts

Additions
Balance at

Beginning of

Year
(Recovered)/
Charged to

Costs &

Expenses
Charged to

Other

Accounts Deductions
(A)
Balance at End

of Year
Year

Ended December 31, 2020
$
50,000
$ 27,000 $ $ 36,000 $
41,000
Year

Ended December 31, 2019
$
25,000
$
4,000
$
36,000
$
15,000
$
50,000
Year

Ended December 31, 2018
$
—
$
25,000
$
—
$
—
$
25,000

Customer Chargeback Allowance

Additions
Balance at

Beginning of

Year
(Recovered)/
Charged to

Costs &

Expenses
Charged to

Other

Accounts Deductions (B)
Balance at End
of Year
Year

Ended December 31, 2020
$
476,000
$ 291,000 $
—
$ 588,000 $
179,000
Year

Ended December 31, 2019
$
2,344,000
$
1,316,000
$
—
$
3,184,000
$
476,000
Year

Ended December 31, 2018
$
857,000
$
2,639,000
$
—
$
1,152,000
$
2,344,000

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
Form
8-K filed April
22, 20
20
4(a)(7) Rights Agreement, dated as of April 21, 2020, by and between Core Molding Technologies, Inc. and American
Stock Transfer & Trust Company, as Rights Agent
Incorporated by reference to Exhibit
4.1 to
Form
8-K filed April
22, 2020
10(a) Supply Agreement, dated August 4, 2014 between Core
Molding Technologies, Inc. and Core Composites
Corporation and Navistar, Inc.
3
Incorporated by reference to Exhibit 10(a) to
Quarterly Report on Form 10-Q for the quarter
ended September
30, 2014
10(b) Credit Agreement, dated October 27, 2020, between Core
Molding Technologies, Inc.

and Wells

Fargo Bank, National
Association, as administrative agent, lead arranger and book runner, and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to
Form 8-K filed November 2, 2020
10 (b)(1) Master Security Agreement, dated as of October 20, 2020, among FGI Equipment Finance LLC, Core Molding
Technologies, Inc. as debtor,

and each of Core Composites
Corporation and CC HPM, S. de R.L. de C.V.,

as guarantors
Incorporated by reference to Exhibit 10.2 to
Form 8-K filed November 2, 2020
10 (b)(2) Promissory Note, dated October 20, 2020, between Core
Molding Technologies, Inc.

and FGI Equipment Finance
LLC.
Incorporated by reference to Exhibit 10.3 to
Form 8-K filed November 2, 2020
10(c) Reimbursement Agreement, dated April 1, 1998, by and
between Core Molding Technologies, Inc. and KeyBank
National Association
Incorporated by reference to Exhibit 10(h) to
Annual Report on Form 10-K for the year ended
December
31, 2003
10(d) Core Molding Technologies, Inc. Employee Stock Purchase
Plan
2
Incorporated by reference to Exhibit 4(c) to
Registration Statement on Form S-8
(Registration No. 333-60909).
10(d)(1) 2002 Core Molding Technologies, Inc. Employee Stock
Purchase Plan (as amended May 17, 2006)
2
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
2
Incorporated by reference to Exhibit 10.1 to
Current Report on Form 8-K dated May
15,
2017

10(g) Core Molding Technologies, Inc. Executive Cash Incentive
Plan
2
Incorporated by reference to Exhibit A to
Definitive Proxy Statement on Schedule 14A,
dated April
8, 2016
Exhibit No. Description Location
10(h)
Core Molding Technologies,

Inc. Salaried

Employee Bonus
Plan
Incorporated by reference to Exhibit 10.1 to
Current Report on Form 8-K dated December 9,
2020
10(i)
Form of Amended

and Restated Executive Severance
Agreement between

Core Molding

Technologies, Inc.

and
certain executive officers
2
Incorporated by reference to Exhibit 10.2 to
Current Report on Form 8-K dated December 29,
2008
10(j) Form of Amended and Restated Restricted Stock Agreement
between Core Molding Technologies, Inc. and certain
executive officers
2
Incorporated by reference to Exhibit 10.1 to
Current Report on Form 8-K dated January
4,
2008
10(k) Form of Executive Severance Agreement between Core
Molding Technologies, Inc. and certain executive officers
2
Incorporated by reference to Exhibit 10.4 to
Current Report on Form 8-K dated May 23, 2006
10(l)
Form of Restricted Stock

Agreement between Core

Molding
Technologies, Inc.

and certain

executive officers
2
Incorporated by reference to Exhibit 10.2 to
Current Report on Form 8-K dated May
15, 2012
10(m)
Form of Award for

Stock Appreciation Rights between

Core
Molding Technologies, Inc. and certain executive officers
Incorporated by reference to Exhibit 10.1 to
Current Report on Form 8-K filed M
ay 20, 2019
10(n)
Form of Executive Employment Agreement,

dated October
3,
2018, between

David L.

Duvall and

Core Molding
Technologies, Inc.
Incorporated by reference to Exhibit 10.1 to
current report on Form 8 -K filed November
16,
2018.
10(o)
First Amendment to

Executive Employment

Agreement,
effective as

of December

30, 2019,

by and

between Core
Molding Technologies, Inc. and David L. Duvall

Incorporated by reference to Exhibit 10.1 to
Current Report on Form 8-K filed January 3,
2020.
10(p)
Confidential Release

Agreement, dated

as of

January 28,
2020, by and

between Core Molding

Technologies, Inc.

and
Terrence J. O’Donovan
Incorporated by reference to Exhibit 10.1 to
Current Report on Form 8-K dated January 30,
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
11, 2021,
pursuant to 18 U.S.C. Section 1350
Filed Herein
32(b)
Certification of

John P.

Zimmer, Chief

Financial Officer

of
Core Molding Technologies,

Inc., dated March
11, 2021,
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