Form 10-Q
period 2021-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2021-05-07
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ To
Commission File Number 001-12505
CORE MOLDING TECHNOLOGIES, INC.
_______________________________________________________________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☐	Smaller reporting company	☒
		(Do not check if a smaller reporting company)	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading Symbol
Common Stock, par value $0.01	NYSE American LLC	CMT
As of May 6, 2021, the latest practicable date, 8,484,477 shares of the registrant’s common stock were issued, which includes 496,677 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net sales	$72,829	$64,023

Cost of sales	60,111	53,257

Gross margin	12,718	10,766

Selling, general and administrative expense	7,372	6,505

Operating income	5,346	4,261

Other income and expense
Interest expense	579	1,174
Net periodic post-retirement benefit	(40)	(20)
Total other expense	539	1,154

Income before taxes	4,807	3,107

Income tax expense (benefit)	1,351	(4,854)

Net income	$3,456	$7,961

Net income per common share:
Basic	$0.41	$0.97
Diluted	$0.41	$0.97
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net income	$3,456	$7,961

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge loss	—	(1,674)
Income tax benefit	—	360

Interest rate swaps:
Unrealized hedge loss	—	(783)
Income tax benefit	—	178

Post retirement benefit plan adjustments:
Net actuarial gain	43	45
Prior service costs	(124)	(124)
Income tax benefit	17	17

Comprehensive income	$3,392	$5,980
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)
(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,027	$4,131
Accounts receivable, net	40,202	27,584
Inventories, net	20,373	18,360
Income tax receivable	2,255	2,026
Prepaid expenses and other current assets	3,966	4,377
Total current assets	69,823	56,478

Right of use asset	4,346	2,754
Property, plant and equipment, net	74,000	74,052
Goodwill	17,376	17,376
Intangibles, net	11,029	11,516
Other non-current assets	3,211	3,332
Total Assets	$179,785	$165,508

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$2,938	$2,535
Revolving debt	3,001	420
Accounts payable	25,465	16,994
Taxes payable	1,041	2,613
Contract liability	2,153	1,319
Compensation and related benefits	7,300	8,305
Accrued other liabilities	4,411	3,809
Total current liabilities	46,309	35,995

Other non-current liabilities	3,893	2,560
Long-term debt	24,226	25,198
Post retirement benefits liability	7,762	7,823
Total Liabilities	82,190	71,576
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares 7,987,800 at March 31, 2021 and 7,980,516 at December 31, 2020	80	80
Paid-in capital	36,445	36,127
Accumulated other comprehensive income, net of income taxes	1,311	1,375
Treasury stock - at cost, 3,810,929 at March 31, 2021 and December 31, 2020	(28,568)	(28,521)
Retained earnings	88,327	84,871
Total Stockholders’ Equity	97,595	93,932
Total Liabilities and Stockholders’ Equity	$179,785	$165,508
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)
For the three months ended March 31, 2020:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	7,877,945	$79	$34,772	$1,370	$(28,501)	$76,706	$84,426
Net income						7,961	7,961
Change in post retirement benefits, net of tax benefit of $17				(62)			(62)
Unrealized foreign currency hedge loss, net of tax benefit of $360				(1,314)			(1,314)
Change in interest rate swaps, net of tax benefit of $178				(605)			(605)
Restricted stock vested	4,771	—					—
Share-based compensation			316				316
Balance at March 31, 2020	7,882,716	$79	$35,088	$(611)	$(28,501)	$84,667	$90,722

For the three months ended March 31, 2021:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						3,456	3,456
Change in post retirement benefits, net of tax benefit of $17				(64)			(64)
Purchase of treasury stock					(47)		(47)
Restricted stock vested	7,284	—					—
Share-based compensation			318				318
Balance at March 31, 2021	7,987,800	$80	$36,445	$1,311	$(28,568)	$88,327	$97,595
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$3,456	$7,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,049	2,823
Deferred income tax	—	517
Share-based compensation	318	316
Losses (gains) on foreign currency translation	235	(74)
Change in operating assets and liabilities:
Accounts receivable	(12,618)	4,389
Inventories	(2,013)	2,050
Prepaid and other assets	303	(4,882)
Accounts payable	8,283	(7,444)
Accrued and other liabilities	(1,385)	(184)
Post retirement benefits liability	(140)	(93)
Net cash provided (used in) by operating activities	(512)	5,379

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,436)	(456)
Net cash used in investing activities	(2,436)	(456)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(5,915)	(38,814)
Gross borrowings on revolving line of credit	8,496	34,582
Payments related to the purchase of treasury stock	(47)	—
Payment of deferred loan costs	(2)	—
Payment of principal on term loans	(688)	(1,125)
Net cash provided by (used in) financing activities	1,844	(5,357)

Net change in cash and cash equivalents	(1,104)	(434)

Cash and cash equivalents at beginning of period	4,131	1,856

Cash and cash equivalents at end of period	$3,027	$1,422

Cash paid for:
Interest	$467	$1,088
Income taxes	$2,560	$185
Non-cash investing activities:
Fixed asset purchases in accounts payable	$99	$184
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2021, and the results of operations and cash flows for the three months ended March 31, 2021. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the composites market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of one reporting unit, Core Technologies. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products.
2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Principles of Consolidation: Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Revenue Recognition: The Company recognizes revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of thermoplastic and thermoset structural products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers title and risk of ownership to the customer and is entitled to payment. In limited circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes title and risk of ownership at the Company's production facility.
Tooling revenue is earned from manufacturing tools, molds and assembly equipment as part of tooling program for a customer. Given that the Company is providing a significant service of producing highly interdependent component parts of the tooling program, each tooling program consists of a single performance obligation to provide the customer the capability to produce a single product. Based on the arrangement with the customer, the Company recognizes revenue either at a point in time or over time. When the Company does not have an enforceable right to payment, the Company recognizes tooling revenue at a point in time. In such cases, the Company recognizes revenue upon customer acceptance, which is when the customer has legal title to the tools.
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
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $51,000 and $41,000 at March 31, 2021 and December 31, 2020, respectively.
Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $402,000 at March 31, 2021 and $179,000 at December 31, 2020.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $451,000 at March 31, 2021 and $546,000 at December 31, 2020.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $549,000 at March 31, 2021, and $554,000 at December 31, 2020. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the three months ended March 31, 2021, the Company recognized no impairments on contract assets. For the three months ended March 31, 2021, the Company recognized $2,710,000 amount of revenue from contract liabilities related to open jobs outstanding as of December 31, 2020.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. For more information, refer to Note 11, "Income Taxes", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the three months ended March 31, 2021 or March 31, 2020.
Goodwill: The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and requires these assets be reviewed for impairment.
The annual impairment tests of goodwill may be completed through qualitative assessments; however the, Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any period. The Company may resume the qualitative assessment in any subsequent period.
Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach.
There were no indicators of impairment for the three months ended March 31, 2021. The company also performed a qualitative analysis for the year end December 31, 2020 and determined that no impairment is needed for the year 2020.
Self-Insurance: The Company is self-insured with respect to Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2021 and December 31, 2020 of $763,000 and $933,000, respectively.
Derivative Instruments: Derivative instruments are utilized to manage exposure to fluctuations in foreign currency exchange rates and interest rates on long term debt obligations. All derivative instruments are formally documented as cash flow hedges and are recorded at fair value at each reporting period. Gains and losses related to currency forward contracts and interest rate swaps are deferred and recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and then subsequently recognized in the Consolidated Statement of Operations when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge, if any, is recognized in income. For additional information on derivative instruments, see Note 14, "Fair Value of Financial Instruments".
Post-retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarial computed estimates of $9,048,000 at March 31, 2021 and $9,109,000 at December 31, 2020.
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
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended March 31,
	2021	2020
Net income	$3,456	$7,961
Less: net income allocated to participating securities	204	321
Net income available to common shareholders	$3,252	$7,640

Weighted average common shares outstanding — basic	7,985,000	7,882,000
Effect of dilutive securities	7,000	—
Weighted average common and potentially issuable common shares outstanding — diluted	7,992,000	7,882,000

Basic net income per common share	$0.41	$0.97
Diluted net income per common share	$0.41	$0.97

The computation of basic and diluted net income per participating shares is as follows (in thousands, except for per share data):

	Three months ended March 31,
	2021	2020
Net income allocated to participating securities	$204	$321

Weighted average participating shares outstanding — basic	500,000	338,000
Effect of dilutive securities	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	500,000	338,000

Basic net income per participating share	$0.41	$0.97
Diluted net income per participating share	$0.41	$0.97

5. MAJOR CUSTOMERS
The Company had five major customers during the three months ended March 31, 2021, Universal Forest Products, Inc. (“UFP”), Navistar, Inc. (“Navistar”), Volvo Group North America, LLC (“Volvo”), PACCAR, Inc. (“PACCAR”), and BRP, Inc. (“BRP”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
UFP product sales	$10,657	$8,987
UFP tooling sales	—	—
Total UFP sales	10,657	8,987

Navistar product sales	9,937	10,667
Navistar tooling sales	306	98
Total Navistar sales	10,243	10,765

Volvo product sales	10,125	7,573
Volvo tooling sales	20	1,525
Total Volvo sales	10,145	9,098

PACCAR product sales	9,354	7,949
PACCAR tooling sales	329	207
Total PACCAR sales	9,683	8,156

BRP product sales	8,568	7,247
BRP tooling sales	115	220
Total BRP sales	8,683	7,467

Other product sales	20,492	19,507
Other tooling sales	2,926	43
Total other sales	23,418	19,550

Total product sales	69,133	61,930
Total tooling sales	3,696	2,093
Total sales	$72,829	$64,023

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$13,576	$11,640
Work in process	1,808	1,679
Finished goods	4,989	5,041
Total	$20,373	$18,360
Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.
7. LEASES
The Company has operating leases with fixed payment terms for certain buildings and warehouses. The Company's leases have remaining lease terms of less than one year to four years, some of which include options to extend the lease for five years. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued other liabilities and other non-current liabilities in the Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Operating lease cost	$368	$357
Total net lease cost	$368	$357
Other supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right of use assets	$4,346	$2,754
Total operating lease right of use assets	$4,346	$2,754

Current operating lease liabilities(A)	$1,289	$1,023
Noncurrent operating lease liabilities(B)	3,017	1,670
Total operating lease liabilities	$4,306	$2,693

(A)Current operating lease liabilities are included in accrued other liabilities on the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities on the Consolidated Balance Sheets.

The following table presents certain information related to lease terms and discount rates for leases as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years):
Operating leases	4.2	3.5

Weighted average discount rate:
Operating leases	5.5%	5.9%

Other information related to leases were as follows (in thousands) :

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(C)	$368	$357
(C)Cash flow from operating lease included in prepaid and other assets on the Consolidated Statements of Cash Flows.
As of March 31, 2021, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2021 (remainder of year)	$1,130
2022	1,157
2023	1,058
2024	1,063
2025	628
Total lease payments	5,036
Less: imputed interest	(730)
Total lease obligations	4,306
Less: current obligations	1,289
Long-term lease obligations	$3,017
As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2021	$1,215
2022	811
2023	706
2024	705
2025	—
Total lease payments	3,437
Less: imputed interest	(744)
Total lease obligations	2,693
Less: current obligations	(1,023)
Long-term lease obligations	$1,670

8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	March 31, 2021	December 31, 2020
Property, plant and equipment	$176,942	$174,553
Accumulated depreciation	(102,942)	(100,501)
Property, plant and equipment — net	$74,000	$74,052
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2021 and 2020 was $2,482,000 and $2,269,000, respectively. Amounts invested in capital additions in progress were $2,543,000 and $1,422,000 at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, purchase commitments for capital expenditures in progress were $5,041,000 and $677,000, respectively.
9. GOODWILL AND INTANGIBLES
Goodwill activity for the three months ended March 31, 2021 consisted of the following (in thousands):

Balance at December 31, 2020	$17,376
Additions	—
Impairment	—
Balance at March 31, 2021	$17,376
Intangibles, net at March 31, 2021 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(60)	$190
Trademarks	10 Years	1,610	(516)	1,094
Non-competition agreement	5 Years	1,810	(1,161)	649
Developed technology	7 Years	4,420	(2,025)	2,395
Customer relationships	10-12 Years	9,330	(2,629)	6,701
Total		$17,420	$(6,391)	$11,029
Intangibles, net at December 31, 2020 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(58)	$192
Trademarks	10 Years	1,610	(476)	1,134
Non-competition agreement	5 Years	1,810	(1,071)	739
Developed technology	7 Years	4,420	(1,869)	2,551
Customer relationships	10-12 Years	9,330	(2,430)	6,900
Total		$17,420	$(5,904)	$11,516
The aggregate intangible asset amortization expense was $487,000 for the three months ended March 31, 2021 and 2020.

10. POST RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Pension expense:
Multi-employer plan	$189	$246
Defined contribution plan	302	293
Total pension expense	491	539
Health and life insurance:
Interest cost	41	59
Amortization of prior service costs	(124)	(124)
Amortization of net loss	43	45
Net periodic benefit cost	(40)	(20)
Total post retirement benefits expense	$451	$519
The Company made payments of $201,000 to pension plans and $101,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2021. For the remainder of 2021, the Company expects to make approximately $1,599,000 of pension plan payments, of which $774,000 was accrued at March 31, 2021. The Company also expects to make approximately $1,185,000 of post-retirement healthcare and life insurance payments for the remainder of 2021, all of which were accrued at March 31, 2021.
11. DEBT
Debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020

Wells Fargo term loans payable	$15,791	$16,390
FGI term loans payable	13,069	13,148
Leaf Capital term loan payable	144	152
Total	29,004	29,690
Less deferred loan costs	(1,840)	(1,957)
Less current portion	(2,938)	(2,535)
Long-term debt	$24,226	$25,198
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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of March 31, 2021.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of March 31, 2021.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is located in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Following the advance of funds by FGI, the FGI Term Loan is to be repaid in monthly principal and interest installments of $117,000 for the first 12 months, $246,000 for the subsequent 59 months and $1,446,000 due on October 31, 2026, subject to certain optional and mandatory repayment terms. The Company’s obligations under the Master Security Agreement are secured by certain machinery and equipment of the guarantors located in Mexico, and real property of Core Composites de Mexico, S. de R.L. de C.V.,a subsidiary of the Company organized in Mexico, located in Matamoros, Mexico.

The Company may prepay in full or in part (but not less than the amount equal to 20% of the original principal amount of the loan) outstanding amounts before they are due on any scheduled Payment Date upon at least thirty (30) days’ prior written notice. The Company will pay a “Prepayment Fee” in an amount equal to an additional sum equal to the following percentage of the principal amount to be prepaid for prepayments occurring in the indicated period: four percent (4.0%) (for prepayments occurring prior to the first anniversary of the FGI Term Loan); three percent (3.0%) (for prepayments occurring on the first anniversary of the FGI Term Loan until the second anniversary of the FGI Term Loan); two percent (2.0%) (for prepayments occurring on and after the second anniversary of the FGI Term Loan and prior to the third anniversary of the Loan ); and one percent (1.0%) (for prepayments occurring any time thereafter).

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

The Credit Agreement also makes available to the Company an incremental revolving commitment in the maximum amount of $10,000,000 at the Company’s option at any time during the three-year period following the closing.

The borrowing availability under the WF Revolving Loan is the lesser of (a) the loan commitment of $25,000,000 or (b) the sum of 90% of eligible investment grade accounts receivable, 85% of non-investment grade eligible accounts receivable and 65% of eligible inventory.

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 3.25% as of December 31, 2020.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $24,278,000 of available rate revolving loans of which $3,001,000 is outstanding as of March 31, 2021.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of March 31, 2021, the Company had one Letter of Credit outstanding for $160,000.

KeyBank Loan

On March 31, 2020, the Company had a term loan and revolving loan balance of $37,125,000 and $7,776,000 with KeyBank National Association, respectively. The Company’s term loan and revolving loan had variable interest rates of 7.50% and 6.62%, respectively at March 31, 2020.

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of March 31, 2021, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

12. INCOME TAXES
The Company’s Consolidated Balance Sheets include a net non-current deferred tax asset of $663,000 for the Canadian and Mexican tax jurisdictions and a net non-current deferred tax liability of $883,000 for the U.S. tax jurisdiction at March 31, 2021. The non-current deferred tax asset is classified in other non-current assets and non-current deferred tax liabilities are in other non-current liabilities. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of March 31, 2021 and December 31, 2020, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax expense for the three months ended March 31, 2021 is estimated to be $1,351,000, approximately 28.1% of income before income taxes. Income tax benefit for the three months ended March 31, 2020 was estimated to be $4,854,000, approximately 156% of income before income taxes.
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
The Company files income tax returns in the U.S., Mexico, Canada and various state jurisdictions. The Company is not subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2017, not subject to Mexican income tax examinations by Mexican authorities for years prior to 2015 and not subject to Canadian tax examinations by Canadian authorities for years prior to 2018.

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
The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	507,835	$6.25
Granted	—	—
Vested	(11,158)	3.38
Forfeited	—	—
Unvested balance at March 31, 2021	496,677	$6.00
At March 31, 2021 and 2020, there was $1,325,000 and $1,292,000, respectively, of total unrecognized compensation expense, related to Restricted Stock granted under the 2006 Plan. That cost is expected to be recognized over the weighted-average period of 1.9 years. Total compensation cost related to restricted stock grants for the three months ended March 31, 2021 and 2020 was $289,000 and $292,000, respectively, all of which was recorded to selling, general and administrative expense.
During the three months ended March 31, 2021, employees surrendered 3,874 shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards. No shares were surrendered for the three months ended March 31, 2020.
Stock Appreciation Rights
As part of the Company's 2020 annual grant, Stock Appreciation Rights ("SARs") were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company's stock appreciation rights activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	180,925	$2.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of the period ended March 31, 2021	180,925	$2.57
Exercisable at end of the period ended March 31, 2021	73,888	$2.57

The average remaining contractual term for those SARs outstanding at March 31, 2021 is 3.1 years, with aggregate intrinsic value of $313,000. At March 31, 2021 and 2020, there was $149,000 and $292,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to SARs. Total compensation cost related to SARs for the three months ended March 31, 2021 and 2020 was $30,000 and $24,000, respectively, all of which was recorded to selling, general and administrative expense. That cost is expected to be recognized over the weighted- average period of 1.1 years.
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
The three levels are defined as follows:
Level 1 -Quoted prices in active markets for identical assets and liabilities.
Level 2 -Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.
Level 3 -Significant unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2021 and December 31, 2020 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of WF Term Loan and WF Revolving Loan approximate fair value as of March 31, 2021 and December 31, 2020 due to the short term nature of the underlying variable rate LIBOR agreements. The FGI Term Loan approximate fair value as of March 31, 2021 and December 31, 2020 due to immaterial movement in interest rates since the Company entered into the Promissory Note on October 20, 2020.
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income (Loss) ("AOCI") for the three months ended March 31, 2021 and 2020 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	2021	2020		2021	2020
Foreign exchange contracts	$—	$(1,745)	Cost of goods sold	$—	$(58)
			Selling, general and administrative expense	$—	$(13)
Interest rate swaps	$—	$(833)	Interest expense	$—	$(50)
(A)The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income (Loss) is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in Accumulated Other Comprehensive Income (Loss), net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

2020:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(191)	$1,561	$1,370
Other comprehensive loss before reclassifications	(2,578)	—	(2,578)
Amounts reclassified from accumulated other comprehensive income (loss)	121	(79)	42
Income tax benefit	538	17	555
Balance at March 31, 2020	$(2,110)	$1,499	$(611)

2021:
Balance at December 31, 2020	$—	$1,375	$1,375
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	(81)	(81)
Income tax benefit	—	17	17
Balance at March 31, 2021	$—	$1,311	$1,311
(A)The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income (Loss) is included in other income and expense on the Consolidated Statements of Operations. These Accumulated Other Comprehensive Income (Loss) components are included in the computation of net periodic benefit cost (see Note 10, "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income (Loss) is included in income tax expense on the Consolidated Statements of Operations.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Quarterly Report on Form 10-Q: business conditions in the plastics, transportation, marine and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; the adverse impact of coronavirus (COVID-19) global pandemic on our business, results of operations, financial position, liquidity or cash flow, as well as impact on customers and supply chains; safety and security conditions in Mexico and Canada; fluctuations in foreign currency exchange rates; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; ability to accurately quote and execute manufacturing processes for new business; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; a work stoppage or labor disruption at one of our union locations or one of our customer or supplier locations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of sufficient capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020.
Description of the Company
Core Molding Technologies and its subsidiaries operate in one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of one reporting unit, Core Molding Technologies. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, agriculture, construction, and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
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

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales driven by demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 44% and 46% of the Company’s product revenue for the three months ended March 31, 2021 and 2020 respectively.

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

Three Months Ended March 31, 2021
Product sales for the three months ended March 31, 2021 increased 12% compared to the same period in 2020. Operating income increased from $4,261,000 to $5,346,000 for the three months ended March 31, 2021 compared to the same period a year ago. Higher demand from our heavy-duty truck, building product and consumer product customers were the primary drivers of the sales increase. The increase in operating income was largely due to improved manufacturing efficiencies and cost savings at several of the Company's facilities.
For the three months ended March 31, 2021, product sales to truck customers increased by 9% compared to the same period in 2020, as a result of a cyclical uptick in the truck market. According to ACT Research, North American heavy-duty truck production increased approximately 10% for the three months ended March 31, 2021 compared to the same period in 2020.
For the three months ended March 31, 2021, the Company recorded net income of $3,456,000 or $0.41 per basic and diluted share, compared with $7,961,000, or $0.97, per basic and diluted share for three months ended March 31, 2020. In 2020, net income was favorably impacted by $5,638,000, or $0.69 per share, as a result of a tax valuation allowance reversal and a tax rate benefit due to tax law changes that allow the Company to carryback net operating losses to offset taxable income in 2013 through 2015, where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current United States statutory rate.
Looking forward, based on industry analysts’ projections and customer forecasts, the Company expects sales levels for 2021 to increase compared to 2020. In the Company’s largest market, North American heavy-duty truck, ACT Research is forecasting production to increase approximately 41%. In several other industries the Company serves, customers are forecasting higher demand in 2021 including in the building products, power sports, and consumer goods markets. The Company and our customers have experienced supply disruptions and material cost increases due to storms, port delays, supplier force majeure as well as overall heavy global demand for certain materials. Although some of the supply disruptions have started to subside, we anticipate the disruptions to continue to impact revenues through the remainder of 2021.

The Company incurred increased raw material costs in the first quarter of 2021 and anticipates higher raw material costs to continue through the remainder of 2021. For a majority of our business, the Company has the ability to pass through a portion, but not all, of the cost increases to its customers.

Results of Operations

Three Months Ended March 31, 2021, as Compared to Three Months Ended March 31, 2020
Net sales for the three months ended March 31, 2021 and 2020 totaled $72,829,000 and $64,023,000, respectively. Included in net sales were tooling project sales of $3,696,000 and $2,093,000 for the three months ended March 31, 2021 and 2020, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2021 were $69,133,000 compared to $61,930,000 for the same period in 2020. This increase in sales is primarily the result of higher demand from the heavy-duty truck, building product and consumer product markets. New business that the Company launched in the second quarter of 2020 in our power sports market also contributed to the increase in sales in the first quarter of 2021.
Gross margin was approximately 17.5% of sales for the three months ended March 31, 2021, compared with 16.8% for the three months ended March 31, 2020. The gross margin percentage increase was due to favorable product mix and production efficiencies of 4.4%, offset by net unfavorable changes in selling prices and materials cost of 3.7%.
Selling, general and administrative expense (“SG&A”) was $7,372,000 for the three months ended March 31. 2021, compared to $6,505,000 for the three months ended March 31, 2020. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $474,000. The Company also received government subsidies from Canada in the three months ended March 31, 2020 of $143,000.
Interest expense totaled $579,000 for the three months ended March 31, 2021 compared to interest expense of $1,174,000 for the three months ended March 31, 2020. The decrease in interest expense was due to a lower average outstanding debt balance, and lower interest rates during the three months ended March 31, 2021, when compared to the same period in 2020. Interest expense for the three months ended March 30, 2020 includes $225,000 of forbearance fees resulting from an amendment of the Company’s credit agreement.
Income tax expense for the three months ended March 31, 2021 was 28% of income before income taxes, and income tax benefit for the three months ended March 31, 2020 was 156% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income and taxable losses being generated in tax jurisdictions with different tax rates. The effective tax rate for 2020 reflects a net valuation allowance change of $2,433,000 and a rate benefit of $3,205,000 based on losses being carried back to years where the Company paid tax at 34% compared to the valuation of the losses being recorded at 21% current U.S. statutory tax rate.
The Company recorded net income for the three months ended March 31, 2021 of $3,456,000 or $0.41 per basic and diluted share, compared with $7,961,000, or $0.97 per basic and diluted share, for the three months ended March 31, 2020. In 2020, net income was favorably impacted by $5,638,000, or $0.69 per share, as a result of a tax valuation allowance reversal and a tax rate benefit due to tax law changes that allow the Company to carryback net operating losses to offset taxable income in 2013 through 2015, where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current United States statutory rate.
Comprehensive income totaled $3,392,000 for the three months ended March 31, 2021, compared to $5,980,000 for the same period ended March 31, 2020. The decrease was primarily related to the decrease in net income of $4,505,000, offset by increases related to the foreign currency derivatives, net of tax of $1,314,000 and interest rate swaps, net of tax of $605,000.

Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. The Company had no outstanding foreign exchange contracts nor interest rate swaps as of March 31, 2021.

Cash used in operating activities for the three months ended March 31, 2021 totaled $512,000. Net income of $3,456,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $3,049,000. Changes in working capital increased cash used in operating activities by $7,570,000. The decrease in working capital was primarily related to changes in accounts receivable and inventory, offset by change in accounts payable.
Cash used in investing activities for the three months ended March 31, 2021 was $2,436,000, which related to purchases of property, plant and equipment. The Company anticipates spending up to $17,064,000 during the remainder of 2021 on property, plant and equipment purchases for all of the Company's operations, including approximately $3,900,000 to expand the Company’s DLFT capacity in Matamoros, Mexico. At March 31, 2021, purchase commitments for capital expenditures in progress were $5,041,000. The Company anticipates using cash from operations and its available revolving line of credit to fund capital investments.
Cash provided by financing activities for the three months ended March 31, 2021 totaled $1,844,000, which primarily consisted of net revolving loan borrowings of $2,581,000 and net scheduled repayments of principal on outstanding term loans of $688,000.
At March 31, 2021, the Company had $3,027,000 cash on hand, and an available balance on the revolving line of credit of $21,277,000.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of March 31, 2021, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of March 31, 2021.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of March 31, 2021.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is located in prepaid expenses and other current assets on the Consolidated Balance Sheets.

Following the advance of funds by FGI, the FGI Term Loan is to be repaid in monthly principal and interest installments of $117,000 for the first 12 months, $246,000 for the subsequent 59 months and $1,446,000 due on October 31, 2026, subject to certain optional and mandatory repayment terms. The Company’s obligations under the Master Security Agreement are secured by certain machinery and equipment of the guarantors located in Mexico, and real property of Core Composites de Mexico, S. de R.L. de C.V.,a subsidiary of the Company organized in Mexico, located in Matamoros, Mexico.

The Company may prepay in full or in part (but not less than the amount equal to 20% of the original principal amount of the loan) outstanding amounts before they are due on any scheduled Payment Date upon at least thirty (30) days’ prior written notice. The Company will pay a “Prepayment Fee” in an amount equal to an additional sum equal to the following percentage of the principal amount to be prepaid for prepayments occurring in the indicated period: four percent (4.0%) (for prepayments occurring prior to the first anniversary of the FGI Term Loan); three percent (3.0%) (for prepayments occurring on the first anniversary of the FGI Term Loan until the second anniversary of the FGI Term Loan); two percent (2.0%) (for prepayments occurring on and after the second anniversary of the FGI Term Loan and prior to the third anniversary of the Loan ); and one percent (1.0%) (for prepayments occurring any time thereafter).

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

The Credit Agreement also makes available to the Company an incremental revolving commitment in the maximum amount of $10,000,000 at the Company’s option at any time during the three-year period following the closing.

The borrowing availability under the WF Revolving Loan is the lesser of (a) the loan commitment of $25,000,000 or (b) the sum of 90% of eligible investment grade accounts receivable, 85% of non-investment grade eligible accounts receivable and 65% of eligible inventory.

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 3.25% as of December 31, 2020.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $24,278,000 of available rate revolving loans of which $3,001,000 is outstanding as of March 31, 2021.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of March 31, 2021, the Company had one Letter of Credit outstanding for $160,000.

KeyBank Loan

On March 31, 2020, the Company had a term loan and revolving loan balance of $37,125,000 and $7,776,000 with KeyBank National Association, respectively. The Company’s term loan and revolving loan had variable interest rates of 7.50% and 6.62%, respectively at March 31, 2020.

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of March 31, 2021, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of March 31, 2021 or December 31, 2020.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long- term liabilities reflected on the Company’s balance sheet under GAAP, as of March 31, 2021 or December 31, 2020.
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
Core Molding Technologies has the following three items that are sensitive to market risks: (1) Revolving Loans and Term Loans under the Credit Agreement, some of which bear a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican pesos and Canadian dollars with United States dollars to meet certain obligations; and (3) raw material purchases in which Core Molding Technologies purchases various resins, fiberglass, and metal components for use in production. The prices and availability of these materials are affected by the prices of crude oil, natural gas and other feedstocks, tariffs, as well as processing capacity versus demand.
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

Part I — Financial Information
Item 4.    Controls and Procedures
As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were (i) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Legal Proceedings
From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company's consolidated financial position or results of operations.
Risk Factors
There have been no material changes in Core Molding Technologies' risk factors from those previously disclosed in Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2020.
Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not make any unregistered sales of equity securities during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2021	3,874	$12.20	—	—
February 1 to 28, 2021	—	—	—	—
March 1 to 31, 2021	—	—	—	—

Defaults Upon Senior Securities
None.
Mine Safety Disclosures
None.
Other Information
None.
Item 6.    Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 7, 2021	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 7, 2021	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

2(e)	Asset Purchase Agreement dated as of January 16, 2018 between 1137952 B.C. Ltd., Horizon Plastics International, Inc., 1541689 Ontario Inc., 2551024 Ontario Inc., Horizon Plastics de Mexico, S.A. de C.V., and Brian Read	Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2018

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(a)(6)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 22, 2020

Exhibit No.	Description	Location
3(a)(7)	Certificate of Elimination of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 1, 2021.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 6, 2021

3(a)(8)	Rights Agreement, dated as of April 21, 2020, by and between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 22, 2020

3(a)(9)	Amendment No. 1 to Stockholder Rights Agreement, dated as of March 30, 2021, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 6, 2021

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

4 (a)(6)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 22, 2020

4(a)(7)	Certificate of Elimination of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 1, 2021.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 6, 2021

4(a)(8)	Rights Agreement, dated as of April 21, 2020, by and between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 22, 2020

4(a)(9)	Amendment No. 1 to Stockholder Rights Agreement, dated as of March 30, 2021, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 6, 2021

Exhibit No.	Description	Location
11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 7, 2021, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated May 7, 2021, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein
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