Form 10-Q
period 2021-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2021-08-06
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
__________________________________________________________
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
As of August 5, 2021, the latest practicable date, 8,484,477 shares of the registrant’s common stock were issued, which includes 678,400 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$80,461	$37,806	$153,290	$101,830

Cost of sales	66,725	34,903	126,836	88,161

Gross margin	13,736	2,903	26,454	13,669

Selling, general and administrative expense	7,563	4,109	14,935	10,614

Operating income (loss)	6,173	(1,206)	11,519	3,055

Other income and expense
Interest expense	584	1,197	1,163	2,371
Net periodic post-retirement benefit	(40)	(20)	(80)	(40)
Total other expense	544	1,177	1,083	2,331

Income (loss) before taxes	5,629	(2,383)	10,436	724

Income tax expense (benefit)	1,543	(111)	2,894	(4,965)

Net income (loss)	$4,086	$(2,272)	$7,542	$5,689

Net income (loss) per common share:
Basic	$0.48	$(0.29)	$0.89	$0.69
Diluted	$0.48	$(0.29)	$0.89	$0.69

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$4,086	$(2,272)	$7,542	$5,689

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	—	803	—	(871)
Income tax benefit (expense)	—	(174)	—	186

Interest rate swaps:
Unrealized hedge gain (loss)	—	61	—	(722)
Income tax benefit (expense)	—	(14)	—	164

Post retirement benefit plan adjustments:
Amortization of net actuarial loss	44	45	87	90
Amortization of prior service credits	(124)	(124)	(248)	(248)
Income tax benefit	16	16	33	33

Comprehensive income (loss)	$4,022	$(1,659)	$7,414	$4,321
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)
(Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,596	$4,131
Accounts receivable, net	44,654	27,584
Inventories, net	22,039	18,360
Income tax receivable	2,504	2,026
Prepaid expenses and other current assets	3,989	4,377
Total current assets	78,782	56,478

Right of use asset	3,985	2,754
Property, plant and equipment, net	74,613	74,052
Goodwill	17,376	17,376
Intangibles, net	10,542	11,516
Other non-current assets	3,132	3,332
Total Assets	$188,430	$165,508

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,352	$2,535
Revolving debt	200	420
Accounts payable	26,423	16,994
Taxes payable	2,209	2,613
Contract liability	5,367	1,319
Compensation and related benefits	9,140	8,305
Accrued other liabilities	4,998	3,809
Total current liabilities	51,689	35,995

Other non-current liabilities	3,648	2,560
Long-term debt	23,243	25,198
Post retirement benefits liability	7,747	7,823
Total Liabilities	86,327	71,576
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares 8,040,748 at June 30, 2021 and 7,980,516 at December 31, 2020	80	80
Paid-in capital	36,931	36,127
Accumulated other comprehensive income, net of income taxes	1,247	1,375
Treasury stock - at cost, 3,814,802 shares at June 30, 2021 and 3,810,929 shares at December 31, 2020	(28,568)	(28,521)
Retained earnings	92,413	84,871
Total Stockholders’ Equity	102,103	93,932
Total Liabilities and Stockholders’ Equity	$188,430	$165,508
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)
For the three months ended June 30, 2020:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	7,882,716	$79	$35,088	$(611)	$(28,501)	$84,667	$90,722
Net loss						(2,272)	(2,272)
Change in post retirement benefits, net of tax $16				(63)			(63)
Change in unrealized foreign currency hedge, net of tax $174				629			629
Change in interest rate swaps, net of tax $14				47			47
Restricted stock vested	82,573	1					1
Share-based compensation			388				388
Balance as of June 30, 2020	7,965,289	$80	$35,476	$2	$(28,501)	$82,395	$89,452
For the six months ended June 30, 2020:
	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	7,877,945	$79	$34,772	$1,370	$(28,501)	$76,706	$84,426
Net income						5,689	5,689
Change in post retirement benefits, net of tax $33				(125)			(125)
Change in unrealized foreign currency hedge, net of tax $186				(685)			(685)
Change in interest rate swaps, net of tax $164				(558)			(558)
Restricted stock vested	87,344	1					1
Share-based compensation			704				704
Balance as of June 30, 2020	7,965,289	$80	$35,476	$2	$(28,501)	$82,395	$89,452

For the three months ended June 30, 2021
	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	7,987,800	$80	$36,445	$1,311	$(28,568)	$88,327	$97,595
Net income						4,086	4,086
Change in post retirement benefits, net of tax $16				(64)			(64)
Restricted stock vested	52,948	—					—
Share-based compensation			486				486
Balance at June 30, 2021	8,040,748	$80	$36,931	$1,247	$(28,568)	$92,413	$102,103
For the six months ended June 30, 2021:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						7,542	7,542
Change in post retirement benefits, net of tax $33				(128)			(128)
Purchase of treasury stock					(47)		(47)
Restricted stock vested	60,232	—					—
Share-based compensation			804				804
Balance at June 30, 2021	8,040,748	$80	$36,931	$1,247	$(28,568)	$92,413	$102,103
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$7,542	$5,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,161	5,588
Deferred income tax	—	517
Share-based compensation	804	704
Losses (gains) on foreign currency translation	188	(45)
Change in operating assets and liabilities:
Accounts receivable	(17,070)	10,842
Inventories	(3,679)	5,457
Prepaid and other assets	110	(3,667)
Accounts payable	9,119	(7,910)
Accrued and other liabilities	5,557	1,438
Post retirement benefits liability	(236)	(130)
Net cash provided by operating activities	8,496	18,483

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,387)	(1,644)
Net cash used in investing activities	(5,387)	(1,644)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(9,507)	(59,357)
Gross borrowings on revolving line of credit	9,287	47,349
Payments related to the purchase of treasury stock	(47)	—
Payment of deferred loan costs	(2)	—
Proceeds from term loan	—	175
Payment of principal on term loans	(1,375)	(2,258)
Net cash used in financing activities	(1,644)	(14,091)

Net change in cash and cash equivalents	1,465	2,748

Cash and cash equivalents at beginning of period	4,131	1,856

Cash and cash equivalents at end of period	$5,596	$4,604

Cash paid for:
Interest	$935	$2,377
Income taxes	$3,503	$302
Non-cash investing activities:
Fixed asset purchases in accounts payable	$99	$146
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2021, and the results of operations and cash flows for the six months ended June 30, 2021. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the composites market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of one reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products.
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
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $58,000 and $41,000 at June 30, 2021 and December 31, 2020, respectively.
Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $440,000 at June 30, 2021 and $179,000 at December 31, 2020.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $252,000 at June 30, 2021 and $546,000 at December 31, 2020.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $46,000 at June 30, 2021, and $554,000 at December 31, 2020. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the six months ended June 30, 2021, the Company recognized no impairments on contract assets. For the six months ended June 30, 2021, the Company recognized $3,107,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2020.
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
Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the six months ended June 30, 2021 or June 30, 2020.
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
There were no indicators of impairment for the six months ended June 30, 2021. The company also performed a qualitative analysis for the year end December 31, 2020 and determined that no impairment was needed for the year 2020.
Self-Insurance: The Company is self-insured with respect to Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2021 and December 31, 2020 of $866,000 and $933,000, respectively.
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
Post-retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarial computed estimates of $9,033,000 at June 30, 2021 and $9,109,000 at December 31, 2020.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Current expected credit loss (CECL)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In November 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under SEC rules, until fiscal years beginning after December 15, 2022. We will adopt this ASU on its effective date of January 1, 2023. This ASU will have no material impact on our consolidated financial statements.
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

4. NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock appreciation rights and restricted stock under the treasury stock method.
On May 13, 2021, the Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan provides restricted stock award recipients voting rights equivalent to the Company's common stock and accrual of dividends but not receipt of dividends until all conditions or restrictions related to such award have been satisfied. Accordingly, the restricted shares are not considered participating shares. The 2006 Plan provides restricted shares award recipients voting rights equivalent to the Company’s common stock and accrual and receipt of dividends irrespective of any conditions or restrictions related to such award being satisfied. Accordingly, the restricted shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share.
The computation of basic and diluted net income (loss) per common share (in thousands, except for per share data) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$4,086	$(2,272)	$7,542	$5,689
Less: net income allocated to participating securities	232	—	437	236
Net income (loss) available to common shareholders	$3,854	$(2,272)	$7,105	$5,453

Weighted average common shares outstanding — basic	8,002,000	7,916,000	7,994,000	7,899,000
Effect of weighted average dilutive securities	12,000	—	19,000	2,000
Weighted average common and potentially issuable common shares outstanding — diluted	8,014,000	7,916,000	8,013,000	7,901,000

Basic net income (loss) per common share	$0.48	$(0.29)	$0.89	$0.69
Diluted net income (loss) per common share	$0.48	$(0.29)	$0.89	$0.69

The computation of basic and diluted net income per participating share (in thousands, except for per share data) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income allocated to participating securities	$232	$—	$437	$236

Weighted average participating shares outstanding — basic	482,000	—	491,000	342,000
Effect of dilutive securities on participating shares	—	—	—	—
Weighted average common and potentially issuable participating shares outstanding — diluted	482,000	—	491,000	342,000

Basic net income per participating share	$0.48	$—	$0.89	$0.69
Diluted net income per participating share	$0.48	$—	$0.89	$0.69

5. MAJOR CUSTOMERS
The Company had five major customers during the six months ended June 30, 2021, Universal Forest Products, Inc. (“UFP”), Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”), BRP, Inc. (“BRP”), and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
UFP product sales	$15,115	$9,484	$25,772	$18,471
UFP tooling sales	—	—	—	—
Total UFP sales	15,115	9,484	25,772	18,471

Navistar product sales	10,969	6,500	20,906	17,166
Navistar tooling sales	—	1,088	306	1,186
Total Navistar sales	10,969	7,588	21,212	18,352

PACCAR product sales	10,830	3,167	20,184	11,116
PACCAR tooling sales	503	—	832	207
Total PACCAR sales	11,333	3,167	21,016	11,323

BRP product sales	10,420	2,206	18,989	9,453
BRP tooling sales	124	113	238	333
Total BRP sales	10,544	2,319	19,227	9,786

Volvo product sales	7,429	2,167	17,554	9,740
Volvo tooling sales	27	622	47	2,147
Total Volvo sales	7,456	2,789	17,601	11,887

Other product sales	24,354	12,323	44,846	31,831
Other tooling sales	690	136	3,616	180
Total other sales	25,044	12,459	48,462	32,011

Total product sales	79,117	35,847	148,251	97,777
Total tooling sales	1,344	1,959	5,039	4,053
Total sales	$80,461	$37,806	$153,290	$101,830
-+

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$16,010	$11,640
Work in process	1,717	1,679
Finished goods	4,312	5,041
Total	$22,039	$18,360
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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating lease cost	$386	$357	$754	$714
Total net lease cost	$386	$357	$754	$714
Other supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right of use assets	$3,985	$2,754
Total operating lease right of use assets	$3,985	$2,754

Current operating lease liabilities(A)	$1,252	$1,023
Noncurrent operating lease liabilities(B)	2,765	1,670
Total operating lease liabilities	$4,017	$2,693

(A)Current operating lease liabilities are included in accrued other liabilities on the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities on the Consolidated Balance Sheets.

The following table presents certain information related to lease terms and discount rates for leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years):
Operating leases	4.0	3.5

Weighted average discount rate:
Operating leases	5.5%	5.9%

Other information related to leases were as follows (in thousands) :

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(C)	$754	$714
(C)Cash flow from operating leases included in prepaid and other assets on the Consolidated Statements of Cash Flows.
As of June 30, 2021, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2021 (remainder of year)	$759
2022	1,168
2023	1,068
2024	1,074
2025 and beyond	629
Total lease payments	4,698
Less: imputed interest	(681)
Total lease obligations	4,017
Less: current obligations	(1,252)
Long-term lease obligations	$2,765
As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2021	$1,215
2022	811
2023	706
2024	705
2025 and beyond	—
Total lease payments	3,437
Less: imputed interest	(744)
Total lease obligations	2,693
Less: current obligations	(1,023)
Long-term lease obligations	$1,670

8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	June 30, 2021	December 31, 2020
Property, plant and equipment	$180,062	$174,553
Accumulated depreciation	(105,449)	(100,501)
Property, plant and equipment — net	$74,613	$74,052
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended June 30, 2021 and 2020 was $2,461,000 and $2,216,000, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $4,943,000 and $4,488,000, respectively. Amounts invested in capital additions in progress were $4,095,000 and $1,422,000 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, purchase commitments for capital expenditures in progress were $4,705,000 and $677,000, respectively.
9. GOODWILL AND INTANGIBLES
Goodwill activity for the six months ended June 30, 2021 consisted of the following (in thousands):

Balance at December 31, 2020	$17,376
Additions	—
Impairment	—
Balance at June 30, 2021	$17,376
Intangibles, net at June 30, 2021 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(63)	$187
Trademarks	10 Years	1,610	(557)	1,053
Non-competition agreement	5 Years	1,810	(1,252)	558
Developed technology	7 Years	4,420	(2,183)	2,237
Customer relationships	10-12 Years	9,330	(2,823)	6,507
Total		$17,420	$(6,878)	$10,542
Intangibles, net at December 31, 2020 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(58)	$192
Trademarks	10 Years	1,610	(476)	1,134
Non-competition agreement	5 Years	1,810	(1,071)	739
Developed technology	7 Years	4,420	(1,869)	2,551
Customer relationships	10-12 Years	9,330	(2,430)	6,900
Total		$17,420	$(5,904)	$11,516
The aggregate intangible asset amortization expense was $487,000 for the three months ended June 30, 2021 and 2020. The aggregate intangible asset amortization expense was $974,000 for the six months ended June 30, 2021 and 2020.

10. POST RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Pension expense:
Multi-employer plan	$232	$145	$421	$391
Defined contribution plan	316	215	618	508
Total pension expense	548	360	1,039	899
Health and life insurance:
Interest cost	40	59	81	118
Amortization of prior service credits	(124)	(124)	(248)	(248)
Amortization of net loss	44	45	87	90
Net periodic benefit credit	(40)	(20)	(80)	(40)
Total post retirement benefits expense	$508	$340	$959	$859
The Company made payments of $683,000 to pension plans and $157,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2021. For the remainder of 2021, the Company expects to make approximately $1,332,000 of pension plan payments, of which $772,000 was accrued at June 30, 2021. The Company also expects to make approximately $1,129,000 of post-retirement healthcare and life insurance payments for the remainder of 2021, all of which were accrued at June 30, 2021.
11. DEBT
Debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020

Wells Fargo term loans payable	$15,191	$16,390
FGI term loans payable	12,988	13,148
Leaf Capital term loan payable	136	152
Total	28,315	29,690
Less deferred loan costs	(1,720)	(1,957)
Less current portion	(3,352)	(2,535)
Long-term debt	$23,243	$25,198
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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of June 30, 2021.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of June 30, 2021.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is included in other assets on the Consolidated Balance Sheets.

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

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.25% as of June 30, 2021.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $23,731,000 of available rate revolving loans of which $200,000 is outstanding as of June 30, 2021.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of June 30, 2021, the Company had one Letter of Credit outstanding for $160,000.

KeyBank Loan

On June 30, 2020, the Company had a term loan and revolving loan balance of $36,000,000 and $167,000 with KeyBank National Association, respectively. The Company’s term loan and revolving loan had variable interest rate of 8.00% at June 30, 2020.

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of June 30, 2021, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

12. INCOME TAXES
The Company’s Consolidated Balance Sheets include a net non-current deferred tax asset of $937,000 for the Canadian and Mexican tax jurisdictions and a net non-current deferred tax liability of $883,000 for the U.S. tax jurisdiction at June 30, 2021. The non-current deferred tax asset is classified in other non-current assets and non-current deferred tax liabilities are in other non-current liabilities. The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. As of June 30, 2021 and December 31, 2020, the Company had no liability for unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly change within the next twelve months.
Income tax expense for the six months ended June 30, 2021 is estimated to be $2,894,000, approximately 27.7% of income before income taxes. Income tax benefit for the six months ended June 30, 2020 was estimated to be $4,965,000, approximately 686% of income before income taxes.
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

13. STOCK BASED COMPENSATION

On May 13, 2021, The Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 924,823 awards. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.

Awards under the 2021 Plan vest over one to three years and shares previously awarded and currently unvested under the 2006 Plan vest over three years. Shares granted under both the 2006 and 2021 Plans vest upon the date of a participant’s death, disability or change in control.
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
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	507,835	$6.25
Granted	250,635	13.74
Vested	(64,106)	7.86
Forfeited	(15,964)	5.30
Unvested balance at June 30, 2021	678,400	$8.85
At June 30, 2021 and 2020, there was $4,783,000 and $2,249,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. That cost is expected to be recognized over the weighted-average period of 2.6 years. Total compensation cost related to Restricted Stock grants for the three months ended June 30, 2021 and 2020 was $456,000 and $357,000, respectively. Total compensation cost related to Restricted Stock grants for the six months ended June 30, 2021 and 2020 was $745,000 and $1,121,000, respectively, all of which was recorded to selling, general and administrative expense.
During the six months ended June 30, 2021, employees surrendered 3,874 shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards. No shares were surrendered for the six months ended June 30, 2020.

Stock Appreciation Rights
As part of the Company's 2020 annual grant, Stock Appreciation Rights ("SARs") were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 of age. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company's stock appreciation rights activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	180,925	$2.57
Granted	—	—
Exercised	—	—
Forfeited	(3,909)	2.57
Outstanding at end of the period ended June 30, 2021	177,016	$2.57
Exercisable at end of the period ended June 30, 2021	124,801	$2.57
The average remaining contractual term for those SARs outstanding at June 30, 2021 is 2.8 years, with aggregate intrinsic value of $961,000. At June 30, 2021 and 2020, there was $112,000 and $260,000, respectively, of total unrecognized compensation expense, related to SARs. That cost is expected to be recognized over the weighted- average period of 0.8 years. Total compensation cost related to SARs for the three months ended June 30, 2021 and 2020 was $31,000 and $31,000, respectively. Total compensation cost related to SARs for the six months ended June 30, 2021 and 2020 was $60,000 and $55,000, respectively, all of which was recorded to selling, general and administrative expense.
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2021 and December 31, 2020 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of WF Term Loan and WF Revolving Loan approximate fair value as of June 30, 2021 and December 31, 2020 due to the short term nature of the underlying variable rate LIBOR agreements. The FGI Term Loan approximate fair value as of June 30, 2021 and December 31, 2020 due to immaterial movement in interest rates since the Company entered into the Promissory Note on October 20, 2020.

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended June 30, 2021 and 2020 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2021	2020		2021	2020
Foreign exchange contracts	$—	$142	Cost of goods sold	$—	$526
			Selling, general and administrative expense	$—	$68
Interest rate swaps	$—	$(915)	Interest expense	$—	$(1,620)

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the six months ended June 30, 2021 and 2020 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Loss Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Loss Reclassified from Accumulated Other Comprehensive Income (A)	Amount of Realized Loss Reclassified from Accumulated Other Comprehensive Income
	2021	2020		2021	2020
Foreign exchange contracts	$—	$(532,000)	Cost of goods sold	$—	$(306,000)
			Selling, general and administrative expense	$—	$(34,000)
Interest rate swaps	$—	$(528,000)	Interest expense	$—	$(194,000)
(A)The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the six months ended June 30, 2021 and 2020 (in thousands):

2020:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income
Balance at December 31, 2019	$(191)	$1,561	$1,370
Other comprehensive loss before reclassifications	(1,060)	—	(1,060)
Amounts reclassified from accumulated other comprehensive income	(533)	(158)	(691)
Income tax benefit	350	33	383
Balance at June 30, 2020	$(1,434)	$1,436	$2

2021:
Balance at December 31, 2020	$—	$1,375	$1,375
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(161)	(161)
Income tax benefit	—	33	33
Balance at June 30, 2021	$—	$1,247	$1,247
(A)The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in other income and expense on the Consolidated Statements of Operations. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 10, "Post Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Operations.

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
In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies added a production facility in Matamoros, Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a new production facility in Matamoros, Mexico that replaced its leased facility. In March 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota, which expanded the Company's process capabilities to include D-LFT and diversified the customer base. In January 2018, the Company acquired substantially all the assets of Horizon Plastics, which has manufacturing operations in Cobourg, Ontario and Escobedo, Mexico. This acquisition expanded the Company's customer base, geographic footprint, and process capabilities to include structural foam and structural web molding.

Business Overview

General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.

Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales driven by demand from customers in many different markets with different levels of cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 42% of the Company’s product revenue for both the six months ended June 30, 2021 and 2020 respectively.

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

Six Months ended June 30, 2021
Product sales for the six months ended June 30, 2021 increased 51.6% compared to the same period in 2020. Operating income increased from $3,055,000 to $11,519,000 for the six months ended June 30, 2021 compared to the same period a year ago. Higher demand from our heavy-duty truck, building product, power sports, and consumer product customers were the primary drivers of the sales increase. The increase in operating income was largely due to improved manufacturing efficiencies and cost savings at several of the Company's facilities.

For the six months ended June 30, 2021, product sales to truck customers increased by 41.3% compared to the same period in 2020, as a result of a cyclical uptick in the truck market and 2020 sales being negatively impacted by the effects of COVID-19 related customer shutdown. According to ACT Research, North American heavy-duty truck production increased approximately 60% for the six months ended June 30, 2021 compared to the same period in 2020.

The Company experienced higher raw material and labor costs in the first half of 2021 compared to the same period of 2020 due to supply disruptions and overall increase in global demand of certain materials. For the six months ended June 30, 2021, the Company had raw material inflation of approximately $10,387,000 compared to the first six months of 2020. The Company has the ability to pass through a portion, but not all, of the cost increases to its customers. The Company was able to recoup approximately $5,330,000 of the raw material inflation during the six months ended June 30, 2021.

For the six months ended June 30, 2021, the Company recorded net income of $7,542,000 or $0.89 per basic and diluted share, compared with $5,689,000, or $0.69, per basic and diluted share for the six months ended June 30, 2020. In 2020, net income was favorably impacted by $5,638,000, or $0.69 per share, as a result of a tax valuation allowance reversal and a tax rate benefit due to tax law changes that allowed the Company to carryback net operating losses to offset taxable income in 2013 through 2015, where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current United States statutory rate.

Looking forward, based on industry analysts’ projections and customer forecasts, the Company expects sales levels for the second half of 2021 to increase compared to the second half of 2020. In the Company’s largest market, North American heavy-duty truck, ACT Research is forecasting production to increase approximately 37%. In several other industries the Company serves, customers are forecasting higher demand in 2021 including in the power sports, and consumer goods markets. Although we anticipate higher sales the Company has experienced disruption in demand from our customers as their supply chain disruptions have caused them to temporary stop production at times. The Company anticipates customer supply chain disruptions will affect the Company’s sales for the remainder of 2021.

The Company has experienced supply disruptions and raw material inflation due to ongoing raw material shortages. Although the Company’s supply chain disruptions are decreasing, and the Company has been able to meet customer demand, we anticipate potential disruptions to continue which could impact revenues through the remainder of 2021. The Company also anticipates increased raw material costs to continue through the remainder of 2021. The Company anticipates to recoup some, but not all of the raw material price increases.

Results of Operations

Three Months Ended June 30, 2021, as Compared to Three Months Ended June 30, 2020
Net sales for the three months ended June 30, 2021 and 2020 totaled $80,461,000 and $37,806,000, respectively. Included in net sales were tooling project sales of $1,344,000 and $1,959,000 for the three months ended June 30, 2021 and 2020, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended June 30, 2021 were $79,117,000 compared to $35,847,000 for the same period in 2020, which was significantly impacted by COVID-19. This increase in sales is primarily the result of higher demand from the heavy-duty truck, building product, power sports, and consumer product markets.

Gross margin was approximately 17.1% of sales for the three months ended June 30, 2021, compared with 7.7% for the three months ended June 30, 2020. The gross margin percentage increase was related to higher leverage of fixed cost of 6.2% and favorable product mix and production efficiencies of 6.1%, offset by net unfavorable changes in selling prices and materials cost of 2.9%.

Selling, general and administrative expense (“SG&A”) was $7,563,000 for the three months ended June 30, 2021, compared to $4,109,000 for the three months ended June 30, 2020. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $1,489,000 and increased travel costs of $148,000. SG&A for the three months ended June 30, 2020 was impacted from cost savings efforts implemented due to COVID-19 and includes the favorable impact of COVID-19 related government subsidies of $1,391,000.
Interest expense totaled $584,000 for the three months ended June 30, 2021, compared to interest expense of $1,197,000 for the three months ended June 30, 2020. The decrease in interest expense was due to a lower average outstanding debt balance, and lower interest rates during the three months ended June 30, 2021, when compared to the same period in 2020. Interest expense for the three months ended June 30, 2020 includes $225,000 of forbearance fees resulting from an amendment of the Company’s credit agreement.
Income tax expense for the three months ended June 30, 2021 was 27.4% of income before income taxes, and income tax benefit for the three months ended June 30, 2020 was 4.7% of income before income taxes.

The Company recorded net income for the three months ended June 30, 2021 of $4,086,000 or $0.48 per basic and diluted share, compared with a net loss of $2,272,000, or ($0.29) per basic and diluted share, for the three months ended June 30, 2020.
Comprehensive income totaled $4,022,000 for the three months ended June 30, 2021, compared to a loss of $1,659,000 for the same period ended June 30, 2020. The increase was primarily related to the increase in net income of $6,358,000, offset by decreases related to the foreign currency derivatives, net of tax of $629,000.

Six Months Ended June 30, 2021, as Compared to Six Months Ended June 30, 2020

Net sales for the six months ended June 30, 2021 and 2020 totaled $153,290,000 and $101,830,000, respectively. Included in net sales were tooling project sales of $5,039,000 and $4,053,000 for the six months ended June 30, 2021 and 2020, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the six months ended June 30, 2021 were $148,251,000 compared to $97,777,000 for the same period in 2020. This increase in sales is primarily the result of higher demand from the heavy-duty truck, building product, power sports, and consumer product markets.
Gross margin was approximately 17.3% of sales for the three months ended June 30, 2021, compared with 13.4% for the six months ended June 30, 2020. The gross margin percentage increase was due to favorable product mix and production efficiencies of 4.2% and positive impact related to fixed cost leverage of 3.1%, offset by net unfavorable changes in selling prices and materials cost of 3.4%.
Selling, general and administrative expense (“SG&A”) was $14,935,000 for the six months ended June 30, 2021, compared to $10,614,000 for the six months ended June 30, 2020. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $2,097,000, increased professional and outside service fees of $349,000 and increased travel costs of $147,000. SG&A for the six months ended June 30, 2020 was impacted from cost savings efforts implemented due to COVID-19 and includes the favorable impact of COVID-19 related government subsidies of $1,391,000.
Interest expense totaled $1,163,000 for the six months ended June 30, 2021, compared to interest expense of $2,371,000 for the six months ended June 30, 2020. The decrease in interest expense was due to a lower average outstanding debt balance, and lower interest rates during the six months ended June 30, 2021, when compared to the same period in 2020. Interest expense for the six months ended June 30, 2020 includes $450,000 of forbearance fees resulting from amendments to the Company’s credit agreement.
Income tax expense for the six months ended June 30, 2021 was 27.7% of income before income taxes, and income tax benefit for the six months ended June 30, 2020 was 686% of income before income taxes. In 2020, net income was favorably impacted by $5,638,000, or $0.69 per share, as a result of a tax valuation allowance reversal and a tax rate benefit due to tax law changes that allow the Company to carryback net operating losses to offset taxable income in 2013 through 2015, where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current United States statutory rate.
The Company recorded net income for the six months ended June 30, 2021 of $7,542,000 or $0.89 per basic and diluted share, compared with $5,689,000, or $0.69 per basic and diluted share, for the six months ended June 30, 2020.
Comprehensive income totaled $7,414,000 for the six months ended June 30, 2021, compared to $4,321,000 for the same period ended June 30, 2020. The increase was primarily related to the increase in net income of $1,853,000, increases related to the foreign currency derivatives, net of tax of $685,000 and interest rate swaps derivatives, net of tax of $558,000.

Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. The Company had no outstanding foreign exchange contracts nor interest rate swaps as of June 30, 2021.
Cash provided by operating activities for the six months ended June 30, 2021 totaled $8,496,000. Net income of $7,542,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $6,161,000. Changes in working capital decreased cash provided by operating activities by $6,199,000. The decrease in working capital was primarily related to changes in accounts receivable and inventory, offset by change in accounts payable and accrued liabilities.
Cash used in investing activities for the six months ended June 30, 2021 was $5,387,000, which related to purchases of property, plant and equipment. The Company anticipates spending up to $14,500,000 during the remainder of 2021 on property, plant and equipment purchases for all of the Company's operations, including approximately $3,400,000 to expand the Company’s DLFT capacity in Matamoros, Mexico. At June 30, 2021, purchase commitments for capital expenditures in progress were $4,705,000. The Company anticipates using cash from operations, its available revolving line of credit or equipment financing to fund capital investments.

Cash used for financing activities for the six months ended June 30, 2021 totaled $1,644,000, which primarily consisted of net revolving loan payments of $220,000 and scheduled repayments of principal on outstanding term loans of $1,375,000.
At June 30, 2021, the Company had $5,596,000 cash on hand, and an available balance on the revolving line of credit of $23,731,000.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of June 30, 2021, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of June 30, 2021.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of June 30, 2021.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is located in other assets on the Consolidated Balance Sheets.

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

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.25% as of June 30, 2021.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $23,731,000 of available rate revolving loans of which $200,000 is outstanding as of June 30, 2021.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of June 30, 2021, the Company had one Letter of Credit outstanding for $160,000.

KeyBank Loan

On June 30, 2020, the Company had a term loan and revolving loan balance of $36,000,000 and $167,000 with KeyBank National Association, respectively. The Company’s term loan and revolving loan had variable interest rate of 8.00%, respectively at June 30, 2020.

Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of June 30, 2021 or December 31, 2020.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long- term liabilities reflected on the Company’s balance sheet under GAAP, as of June 30, 2021 or December 31, 2020.
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
Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
April 1 to 30, 2021	—	—	—	—
May 1 to 31, 2021	—	—	—	—
June 1 to 30, 2021	—	—	—	—

Defaults Upon Senior Securities
None.
Mine Safety Disclosures
None.
Item 5.    Other Information
Amended and Restated Executive Employment Agreements
On August 5, 2021, the Company entered into amended and restated executive employment agreements (each an “Executive Employment Agreement,” and, collectively, the “Executive Employment Agreements”) with each of David L. Duvall, President & Chief Executive Officer, John Zimmer, Executive Vice President, Treasurer, Secretary and Chief Financial Officer, Eric Palomaki, Executive Vice President, Operations, Research and Development and Renee R. Anderson, Executive Vice President, Human Resources (each an "Executive," and, collectively, the "Executives," with each Executive other than Mr. Duvall referred to herein as the “Non-CEO Executives”). The terms of each Executive Employment Agreement amend and restated the terms of the prior employment agreements entered into by each of the Executives and, in the case of Messrs. Zimmer and Palomaki, also amend and supersede the terms of the executive severance agreements previously entered into by each of Messrs. Zimmer and Palomaki.
CEO Executive Employment Agreement
Pursuant to the terms of the Executive Employment Agreement with Mr. Duvall, Mr. Duvall is entitled to an annual base salary of $605,000. In addition to base salary Mr. Duvall shall be eligible for an annual short term incentive payment pursuant to the Company’s annual short term incentive plan and long term incentive target awards under the Company’s equity incentive plan, with awards based upon 75%-125% of base salary, vesting in one-third installments on the anniversary of each applicable grant date.

Mr. Duvall is also eligible to participate in compensation plans and programs that are available to or for members of the Company’s management. Mr. Duvall is also entitled under the Executive Employment Agreement to certain standard benefits, including vacation, sick leave, and life and long and short term disability insurance. The Executive Employment Agreement continues until terminated by Mr. Duvall or the Company.
The Executive Employment Agreement may be terminated with or without “Cause” (as defined in the Executive Employment Agreement). In the event the Executive Employment Agreement is terminated by the Company without Cause or by Mr. Duvall for Good Reason (as such terms are defined in the Executive Employment Agreement), Mr. Duvall will be entitled to receive, as severance, (i) accrued but unpaid base salary through the date of termination, (ii) accrued and unused vacation pay, (iii) any earned but unpaid amounts arising under Mr. Duvall’s participation in the Company’s compensation plans and programs prior to the termination (items (i), (ii) and (iii), collectively, the “Accrued Obligations”), (iv) two (2) times then-current base salary for twelve (12) months and (v) acceleration of any unvested awards under the Company’s short term incentive plan and cash severance equal to the market value of all unvested equity awards received. In the event the Executive Employment Agreement is terminated by the Company with Cause, or upon death or due to Executive Disability, or by Mr. Duvall without Good Reason, Mr. Duvall will be entitled to receive only the Accrued Obligations. In addition, if Mr. Duvall is terminated by the Company without Cause or by Mr. Duvall for Good Reason at any time within 24 months of a Change of Control (as defined in the Executive Employment Agreement), Mr. Duvall will be entitled to Accrued Obligations, cash severance equal to the market value of all unvested equity awards received, , as well as a lump sum payment of 2.99 times a five year average of base salary and bonus. The Employment Agreement also includes non-competition and non-solicitation provisions, as well as certain confidentiality covenants.
The description of the Executive Employment Agreement as entered into by Mr. Duvall is qualified in its entirety by reference to the complete text of the form of Executive Employment Agreement, which has been filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.
Non-CEO Executive Employment Agreements
Pursuant to the terms of the Executive Employment Agreements entered into with the Non-CEO Executives, each of Mr. Zimmer, Mr. Palomaki and Ms. Anderson entitled to base salaries of $385,000, $340,000 and $310,000, respectively. In addition to base salary, each Non-CEO Executive shall be eligible for an annual short term incentive payment pursuant to the Company’s annual short term incentive plan and long term incentive target awards under the Company’s equity incentive plan, vesting in one-third installments on the anniversary of each applicable grant date.
Each Non-CEO Executive is also eligible to participate in compensation plans and programs that are available to or for members of the Company’s management. Each Non-CEO Executive is also entitled under the Executive Employment Agreement to certain standard benefits, including vacation, sick leave, and life and long and short term disability insurance. Each Executive Employment Agreement continues until terminated by the respective Non-CEO Executive or the Company.
Each Executive Employment Agreement may be terminated with or without “Cause” (as defined in the applicable Executive Employment Agreement). In the event the applicable Executive Employment Agreement is terminated by the Company without Cause or by a Non-CEO Executive for Good Reason (as such terms are defined in the Executive Employment Agreement), the Non-CEO Executive will be entitled to receive, as severance, (i) accrued but unpaid base salary through the date of termination, (ii) accrued and unused vacation pay, (iii) any earned but unpaid amounts arising under the Non-CEO Executive’s participation in the Company’s compensation plans and programs prior to the termination (items (i), (ii) and (iii), collectively, the “Accrued Obligations”), (iv) continuation of then-current base salary for twelve (12) months and (v) acceleration of any unvested awards under the Company’s short term incentive plan and cash severance equal to the market value of all unvested equity awards received. In the event the Executive Employment Agreement is terminated by the Company with Cause, or upon death or due to Executive Disability, or by the Non-CEO Executive without Good Reason, the Non-CEO Executive will be entitled to receive only the Accrued Obligations. In addition, if the applicable Executive Employment Agreement is terminated by the Company without Cause or by a Non-CEO Executive for Good Reason at any time within 24 months of a Change of Control (as defined in the Executive Employment Agreement), each Non-CEO Executive will be entitled to Accrued Obligations, cash severance equal to the market value of all unvested equity awards received, as well as a lump sum payment of 2.99 times a five year average of base salary and bonus. The Employment Agreement also includes non-competition and non-solicitation provisions, as well as certain confidentiality covenants.

The description of the Executive Employment Agreement as entered into by each Non-CEO Executive is qualified in its entirety by reference to the complete text of the form of Executive Employment Agreement, which has been filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.
Amended and Restated Cash Incentive Plan
On August 5, 2021, the Compensation Committee of the Board (the “Compensation Committee”) and the Board of the Company amended and restated the Company’s 2016 Executive Cash Incentive Plan, renaming it the Cash Incentive Plan of Core Molding Technologies, Inc. (as amended and restated, the “Plan”). The Plan is intended to advance the interests of the Company and its stockholders by providing incentives in the form of cash awards to certain officers and other employees of the Company.
The Plan is administered by the Company’s Compensation Committee, or such other committee as may be designated by the Board. The Plan authorizes the Compensation Committee to select the employees to be granted awards under the Plan, which may be any employee of the Company, including the Company’s executive officers. The number of eligible participants in the Plan will vary from year to year at the discretion of the Compensation Committee. Each year the Compensation Committee will establish award opportunities and performance targets for participants in the Plan. The performance goals and payout formulas need not be the same for each participant. The Compensation Committee will also designate one or more performance periods, which may be based on a fiscal year or any other period designated by the committee.
The performance goals are based solely on one or more of the following criteria: earnings before interest, taxes, depreciation and/or amortization; operating income or profit; operating efficiencies; return on equity, assets, adjusted net assets, capital, capital employed, or investment; after tax operating income; net income; earnings or book value per share; cash flow(s); total sales or revenues or sales or revenues per employee; stock price or total stockholder return; cost of capital or assets under management; and strategic business objectives, consisting of one or more objectives based on meeting specified cost targets, business expansion goals, and goals relating to acquisitions or divestitures.
The award payable as determined by the Compensation Committee must be paid after the end of the performance period, but in all events by March 15 of the calendar year following the performance period. Except as the Compensation Committee may otherwise determine in its discretion, termination of a participant’s employment prior to the end of the performance period will result in the forfeiture of the award by the participant.
The Compensation Committee may from time to time alter, amend, suspend, or discontinue the Plan, including, where applicable, any modifications or amendments as it shall deem advisable, or to conform to any regulation or to any change in law or regulation applicable thereto, provided however, that no such action shall adversely affect the rights and obligations of the participants with respect to the bonus amount payable under the Plan at the time of such alteration, amendment, suspension, or discontinuance, except as may be required in order to comply with the requirements of Internal Revenue Code Section 409A.
The description of the Plan is qualified in its entirety by reference to the complete text of the Plan, which has been filed with this Quarterly Report on Form 10-Q as Exhibit 10.3 and is incorporated herein by reference
Item 6.    Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 6, 2021	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	August 6, 2021	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

2(e)	Asset Purchase Agreement dated as of January 16, 2018 between 1137952 B.C. Ltd., Horizon Plastics International, Inc., 1541689 Ontario Inc., 2551024 Ontario Inc., Horizon Plastics de Mexico, S.A. de C.V., and Brian Read	Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2018

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(a)(6)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 22, 2020

Exhibit No.	Description	Location
3(a)(7)	Certificate of Elimination of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 1, 2021.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 6, 2021

3(a)(8)	Rights Agreement, dated as of April 21, 2020, by and between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 22, 2020

3(a)(9)	Amendment No. 1 to Stockholder Rights Agreement, dated as of March 30, 2021, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 6, 2021

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

4 (a)(6)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed April 22, 2020

4(a)(7)	Certificate of Elimination of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 1, 2021.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 6, 2021

4(a)(8)	Rights Agreement, dated as of April 21, 2020, by and between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 22, 2020

4(a)(9)	Amendment No. 1 to Stockholder Rights Agreement, dated as of March 30, 2021, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 6, 2021

Exhibit No.	Description	Location
10 (m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021	Filed Herein

10 (n)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021	Filed Herein

10 (q)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021	Filed Herein

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated August 6, 2021, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated August 6, 2021, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein
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