Form 10-Q
period 2021-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2021-11-08
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of November 5, 2021, the latest practicable date, 8,715,785 shares of the registrant’s common stock were issued, which includes 632,506 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$81,025	$59,873	$234,315	$161,705

Cost of sales	74,610	49,035	201,446	137,192

Gross margin	6,415	10,838	32,869	24,513

Selling, general and administrative expense	8,808	6,517	23,744	17,136

Operating income (loss)	(2,393)	4,321	9,125	7,377

Other income and expense
Interest expense	563	966	1,725	3,338
Net periodic post-retirement benefit	(40)	(20)	(120)	(60)
Total other expense	523	946	1,605	3,278

Income (loss) before taxes	(2,916)	3,375	7,520	4,099

Income tax expense (benefit)	396	32	3,290	(4,933)

Net income (loss)	$(3,312)	$3,343	$4,230	$9,032

Net income (loss) per common share:
Basic	$(0.41)	$0.39	$0.50	$1.08
Diluted	$(0.41)	$0.39	$0.50	$1.08

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(3,312)	$3,343	$4,230	$9,032

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	—	415	—	(456)
Income tax benefit (expense)	—	(88)	—	98

Interest rate swaps:
Unrealized hedge gain (loss)	—	172	—	(550)
Income tax benefit (expense)	—	(39)	—	125

Post-retirement benefit plan adjustments:
Amortization of net actuarial loss	43	46	130	136
Amortization of prior service credits	(124)	(124)	(372)	(372)
Income tax benefit	18	17	51	50

Comprehensive income (loss)	$(3,375)	$3,742	$4,039	$8,063
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)
(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$615	$4,131
Accounts receivable, net	39,427	27,584
Inventories, net	22,410	18,360
Income tax receivable	2,601	2,026
Foreign tax receivable	4,317	1,916
Prepaid expenses and other current assets	1,613	2,461
Total current assets	70,983	56,478

Right of use asset	3,631	2,754
Property, plant and equipment, net	74,377	74,052
Goodwill	17,376	17,376
Intangibles, net	10,054	11,516
Other non-current assets	3,033	3,332
Total Assets	$179,454	$165,508

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,774	$2,535
Revolving debt	2,320	420
Accounts payable	24,149	16,994
Taxes payable	2,557	2,613
Contract liability	3,062	1,319
Compensation and related benefits	7,269	8,305
Accrued other liabilities	4,292	3,809
Total current liabilities	47,423	35,995

Other non-current liabilities	2,742	2,560
Long-term debt	22,252	25,198
Post-retirement benefits liability	7,745	7,823
Total Liabilities	80,162	71,576
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares 8,083,279 at September 30, 2021 and 7,980,516 at December 31, 2020	81	80
Paid-in capital	37,543	36,127
Accumulated other comprehensive income, net of income taxes	1,184	1,375
Treasury stock - at cost, 3,818,166 shares at September 30, 2021 and 3,810,929 shares at December 31, 2020	(28,617)	(28,521)
Retained earnings	89,101	84,871
Total Stockholders’ Equity	99,292	93,932
Total Liabilities and Stockholders’ Equity	$179,454	$165,508
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)
For the three months ended September 30, 2020:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	7,965,289	$80	$35,476	$2	$(28,501)	$82,395	$89,452
Net income						3,343	3,343
Change in post-retirement benefits, net of tax $17				(61)			(61)
Change in unrealized foreign currency hedge, net of tax $88				327			327
Change in interest rate swaps, net of tax $39				133			133
Purchase of treasury stock	(4,574)				(20)		(20)
Restricted stock vested	11,158	—					—
Share-based compensation			355				355
Balance as of September 31, 2020	7,971,873	$80	$35,831	$401	$(28,521)	$85,738	$93,529
For the nine months ended September 30, 2020:
	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	7,877,945	$79	$34,772	$1,370	$(28,501)	$76,706	$84,426
Net income						9,032	9,032
Change in post-retirement benefits, net of tax $50				(186)			(186)
Change in unrealized foreign currency hedge, net of tax $98				(358)			(358)
Change in interest rate swaps, net of tax $125				(425)			(425)
Purchase of treasury stock	(4,574)				(20)		(20)
Restricted stock vested	98,502	1					1
Share-based compensation			1,059				1,059
Balance as of September 30, 2020	7,971,873	$80	$35,831	$401	$(28,521)	$85,738	$93,529

For the three months ended September 30, 2021
	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	8,040,748	$80	$36,931	$1,247	$(28,568)	$92,413	$102,103
Net loss						(3,312)	(3,312)
Change in post-retirement benefits, net of tax $18				(63)			(63)
Purchase of treasury stock	(3,363)				(49)		(49)
Restricted stock vested	45,894	1					1
Share-based compensation			612				612
Balance at September 30, 2021	8,083,279	$81	$37,543	$1,184	$(28,617)	$89,101	$99,292
For the nine months ended September 30, 2021:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						4,230	4,230
Change in post-retirement benefits, net of tax $51				(191)			(191)
Purchase of treasury stock	(7,237)				(96)		(96)
Restricted stock vested	110,000	1					1
Share-based compensation			1,416				1,416
Balance at September 30, 2021	8,083,279	$81	$37,543	$1,184	$(28,617)	$89,101	$99,292
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,230	$9,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,273	8,425
Loss on disposal of property, plant and equipment	625	—
Deferred income tax	(595)	517
Share-based compensation	1,416	1,059
Losses on foreign currency translation	214	203
Change in operating assets and liabilities:
Accounts receivable	(11,843)	6,118
Inventories	(4,050)	6,449
Prepaid and other assets	(1,829)	(747)
Accounts payable	6,841	(2,053)
Accrued and other liabilities	1,085	2,238
Post-retirement benefits liability	(319)	(189)
Net cash provided by operating activities	5,048	31,052

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,301)	(2,716)
Net cash used in investing activities	(8,301)	(2,716)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(9,707)	(59,356)
Gross borrowings on revolving line of credit	11,607	47,349
Payments related to the purchase of treasury stock	(96)	(20)
Payment of deferred loan costs	(2)	(140)
Proceeds from term loan	—	175
Payment of principal on term loans	(2,065)	(3,391)
Net cash used in financing activities	(263)	(15,383)

Net change in cash and cash equivalents	(3,516)	12,953

Cash and cash equivalents at beginning of period	4,131	1,856

Cash and cash equivalents at end of period	$615	$14,809

Cash paid for:
Interest	$1,376	$3,523
Income taxes	$4,313	$467
Non-cash investing activities:
Fixed asset purchases in accounts payable	$123	$146
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2021, and the results of operations and cash flows for the nine months ended September 30, 2021. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the composites market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of one reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, marine, construction and agriculture, building products and other commercial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products. On November 5, 2020, the Company announced it will close the manufacturing facility located in Batavia, Ohio and is expected to complete the closure in the fourth quarter of 2021.
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
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded an allowance for doubtful accounts of $107,000 and $41,000 at September 30, 2021 and December 31, 2020, respectively.
Management also records an allowance for estimated customer chargebacks for returns, price discounts and adjustments, premium freight and expediting costs and customer production line disruption costs resulting from late deliveries. At times, customers have asserted a right to significant production line disruption charges to recover damages as a result of late delivery. The Company typically works with its customers to minimize disruption charges, validate damages and negotiate resolution. The Company records accruals for customer chargebacks when a valid charge is probable and the amount of the charge can be reasonably estimated. Should customer chargebacks fluctuate from the estimated amounts, additional allowances may be necessary. The Company reduced accounts receivable for chargebacks by $611,000 at September 30, 2021 and $179,000 at December 31, 2020.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $268,000 at September 30, 2021 and $546,000 at December 31, 2020.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $104,000 at September 30, 2021, and $554,000 at December 31, 2020. Contract assets are classified as current within prepaid expenses and other current assets in the Consolidated Balance Sheets. For the nine months ended September 30, 2021, the Company recognized no impairments on contract assets. For the nine months ended September 30, 2021, the Company recognized $4,867,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2020.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company’s long-lived assets for the nine months ended September 30, 2021 and September 30, 2020.
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
There were no indicators of impairment for the nine months ended September 30, 2021. The company also performed a qualitative analysis for the year end December 31, 2020 and determined that no impairment was needed for the year 2020.
Self-Insurance: The Company is self-insured with respect to Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2021 and December 31, 2020 of $1,143,000 and $933,000, respectively.
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
Post-retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post-Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $9,031,000 at September 30, 2021 and $9,109,000 at December 31, 2020.
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
On May 13, 2021, the Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan provides restricted stock award recipients voting rights equivalent to the Company's common stock and accrual of dividends but not receipt of dividends until all conditions or restrictions related to such award have been satisfied. Accordingly, the restricted shares are not considered participating shares. The 2006 Plan provides restricted shares award recipients voting rights equivalent to the Company’s common stock and accrual and receipt of dividends irrespective of any conditions or restrictions related to such award being satisfied. Accordingly, the restricted shares granted from the 2006 Plan are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share.
The computation of basic and diluted net income (loss) per common share (in thousands, except for per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(3,312)	$3,343	$4,230	$9,032
Less: net income allocated to participating securities	—	207	234	438
Net income (loss) available to common shareholders	$(3,312)	$3,136	$3,996	$8,594

Weighted average common shares outstanding — basic	8,053,000	7,969,000	8,015,000	7,922,000
Effect of weighted average dilutive securities	—	—	32,000	—
Weighted average common and potentially issuable common shares outstanding — diluted	8,053,000	7,969,000	8,047,000	7,922,000

Basic net income (loss) per common share	$(0.41)	$0.39	$0.50	$1.08
Diluted net income (loss) per common share	$(0.41)	$0.39	$0.50	$1.08
The computation of basic and diluted net income per participating share (in thousands, except for per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income allocated to participating securities	$—	$207	$234	$438

Weighted average participating shares outstanding — basic	—	526,000	470,000	404,000
Effect of dilutive securities on participating shares	—	—	—	—
Weighted average common and potentially issuable participating shares outstanding — diluted	—	526,000	470,000	404,000

Basic net income per participating share	$0.00	$0.39	$0.50	$1.08
Diluted net income per participating share	$0.00	$0.39	$0.50	$1.08

5. MAJOR CUSTOMERS
The Company had five major customers during the nine months ended September 30, 2021, BRP, Inc. (“BRP”), Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”), Universal Forest Products, Inc. (“UFP”), and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
BRP product sales	$6,907	$4,240	$25,896	$13,693
BRP tooling sales	124	175	362	508
Total BRP sales	7,031	4,415	26,258	14,201

Navistar product sales	10,027	8,065	30,933	25,231
Navistar tooling sales	6,656	5,198	6,962	6,384
Total Navistar sales	16,683	13,263	37,895	31,615

PACCAR product sales	6,872	8,268	27,056	19,383
PACCAR tooling sales	715	179	1,547	386
Total PACCAR sales	7,587	8,447	28,603	19,769

UFP product sales	7,551	12,188	33,323	30,659
UFP tooling sales	—	—	—	—
Total UFP sales	7,551	12,188	33,323	30,659

Volvo product sales	7,804	4,907	25,359	14,647
Volvo tooling sales	70	38	117	2,186
Total Volvo sales	7,874	4,945	25,476	16,833

Other product sales	28,482	16,572	73,327	48,406
Other tooling sales	5,817	43	9,433	222
Total other sales	34,299	16,615	82,760	48,628

Total product sales	67,643	54,240	215,894	152,019
Total tooling sales	13,382	5,633	18,421	9,686
Total sales	$81,025	$59,873	$234,315	$161,705

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$14,662	$11,640
Work in process	1,501	1,679
Finished goods	6,247	5,041
Total	$22,410	$18,360
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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$390	$357	$1,145	$1,072
Other supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right of use assets	$3,631	$2,754

Current operating lease liabilities(A)	$1,137	$1,023
Noncurrent operating lease liabilities(B)	2,453	1,670
Total operating lease liabilities	$3,590	$2,693

(A)Current operating lease liabilities are included in accrued other liabilities on the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.

The following table presents certain information related to lease terms and discount rates for leases as of September 30, 2021 and December 31, 2020:

Operating leases	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years):	3.8	3.5

Weighted average discount rate:	5.5%	5.9%

Other information related to leases were as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(C)	$1,145	$1,072
(C)Cash flow from operating leases are included in prepaid and other assets in the Consolidated Statements of Cash Flows.
Maturities of operating lease liabilities were as follows (in thousands):

	September 30, 2021	December 31, 2020
2021 (remainder of year)	$373	$1,215
2022	1,143	811
2023	1,044	706
2024	1,050	705
2025 and beyond	629	—
Total lease payments	4,239	3,437
Less: imputed interest	(649)	(744)
Total lease obligations	3,590	2,693
Less: current obligations	(1,137)	(1,023)
Long-term lease obligations	$2,453	$1,670
8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	September 30, 2021	December 31, 2020
Property, plant and equipment	$181,556	$174,553
Accumulated depreciation	(107,179)	(100,501)
Property, plant and equipment — net	$74,377	$74,052
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended September 30, 2021 and 2020 was $2,471,000 and $2,273,000, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $7,414,000 and $6,764,000, respectively. Amounts invested in capital additions in progress were $5,227,000 and $1,422,000 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, purchase commitments for capital expenditures in progress were $3,561,000 and $677,000, respectively.

9. GOODWILL AND INTANGIBLES
Goodwill activity for the nine months ended September 30, 2021 consisted of the following (in thousands):

Balance at December 31, 2020	$17,376
Additions	—
Impairment	—
Balance at September 30, 2021	$17,376
Intangibles, net at September 30, 2021 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(65)	$185
Trademarks	10 Years	1,610	(597)	1,013
Non-competition agreement	5 Years	1,810	(1,343)	467
Developed technology	7 Years	4,420	(2,342)	2,078
Customer relationships	10-12 Years	9,330	(3,019)	6,311
Total		$17,420	$(7,366)	$10,054
Intangibles, net at December 31, 2020 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(58)	$192
Trademarks	10 Years	1,610	(476)	1,134
Non-competition agreement	5 Years	1,810	(1,071)	739
Developed technology	7 Years	4,420	(1,869)	2,551
Customer relationships	10-12 Years	9,330	(2,430)	6,900
Total		$17,420	$(5,904)	$11,516
The aggregate intangible asset amortization expense was $488,000 and $487,000 for the three months ended September 30, 2021 and 2020, respectively. The aggregate intangible asset amortization expense was $1,462,000 and $1,461,000 for the nine months ended September 30, 2021 and 2020, respectively.
10. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Pension expense:
Multi-employer plan	$179	$157	$600	$549
Defined contribution plan	263	258	881	766
Total pension expense	442	415	1,481	1,315
Health and life insurance:
Interest cost	41	58	122	177
Amortization of prior service credits	(124)	(124)	(372)	(372)
Amortization of net loss	43	46	130	135
Net periodic benefit credit	(40)	(20)	(120)	(60)
Total post-retirement benefits expense	$402	$395	$1,361	$1,255

The Company made payments of $1,602,000 to pension plans and $198,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2021. For the remainder of 2021, the Company expects to make approximately $300,000 of pension plan payments, of which $136,000 was accrued at September 30, 2021. The Company also expects to make approximately $1,088,000 of post-retirement healthcare and life insurance payments for the remainder of 2021, all of which were accrued at September 30, 2021.
11. DEBT
Debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Wells Fargo term loans payable	$14,591	$16,390
FGI term loans payable	12,906	13,148
Leaf Capital term loan payable	127	152
Total	27,624	29,690
Less deferred loan costs	(1,598)	(1,957)
Less current portion	(3,774)	(2,535)
Long-term debt	$22,252	$25,198
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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of September 30, 2021.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of September 30, 2021.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is included in other assets in the Consolidated Balance Sheets.

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

The Company may prepay in full or in part (but not less than the amount equal to 20% of the original principal amount of the loan) outstanding amounts before they are due on any scheduled Payment Date upon at least thirty (30) days’ prior written notice. The Company will pay a “Prepayment Fee” in an amount equal to an additional sum equal to the following percentage of the principal amount to be prepaid for prepayments occurring in the indicated period: four percent (4.0%) for prepayments occurring prior to the first anniversary of the FGI Term Loan; three percent (3.0%) for prepayments occurring on the first anniversary of the FGI Term Loan until the second anniversary of the FGI Term Loan; two percent (2.0%) for prepayments occurring on and after the second anniversary of the FGI Term Loan and prior to the third anniversary of the Loan; and one percent (1.0%) for prepayments occurring any time thereafter.

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

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.25% as of September 30, 2021.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $24,321,000 of available rate revolving loans of which $2,320,000 is outstanding as of September 30, 2021.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of September 30, 2021, the Company had one Letter of Credit outstanding for $160,000.

KeyBank Loan

On September 30, 2020, the Company had a term loan of $35,035,000 and no revolving loan balance with KeyBank National Association. The Company’s term loan and revolving loan had variable interest rate of 8.00% at September 30, 2020.

Bank Covenants
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of September 30, 2021, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

12. INCOME TAXES
The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more likely than not to realize deferred tax benefits through the generation of future taxable income. Management makes assumptions, judgments, and estimates to determine the deferred tax assets and liabilities. The Company evaluates provisions and deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence.
The Company’s Consolidated Balance Sheets include net deferred tax assets of $460,000 for the Canadian and $469,000 for Mexican tax jurisdictions and a net deferred tax liability of $288,000 for the U.S. tax jurisdiction at September 30, 2021. The deferred tax asset is classified in other non-current assets and deferred tax liabilities are in other non-current liabilities. During the nine months ended September 30, 2021, the Company increased its valuation allowance from $1,193,000 at December 31, 2020 to $2,259,000 at September 30, 2021. The valuation allowance is against the interest limitation carryforward, U.S. state and local net loss carryforward and a portion of the U.S. federal net loss carryforward, due to cumulative losses in the United States over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
Income tax expense for the nine months ended September 30, 2021 is estimated to be $3,290,000, approximately 43.8% of income before income taxes, and includes tax expense in Canadian and Mexican tax jurisdictions and a valuation allowance of $1,066,000 against U.S. tax jurisdiction deferred tax assets, offset by a tax benefit in U.S. tax jurisdictions. Income tax benefit for the nine months ended September 30, 2020 was estimated to be $4,933,000, approximately 120.3% of income before income taxes.
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
The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	507,835	$6.25
Granted	250,635	13.75
Vested	(110,000)	7.08
Forfeited	(15,964)	5.30
Unvested balance at September 30, 2021	632,506	$9.06
At September 30, 2021 and 2020, there was $3,664,000 and $1,928,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at September 30, 2021 is expected to be recognized over the weighted-average period of 2.3 years. Total compensation cost related to Restricted Stock grants for the three months ended September 30, 2021 and 2020 was $578,000 and $319,000, respectively. Total compensation cost related to Restricted Stock grants for the nine months ended September 30, 2021 and 2020 was $1,322,000 and $968,000, respectively, all of which was recorded to selling, general and administrative expense.
During the nine months ended September 30, 2021 and 2020, employees surrendered 6,740 and 4,574 shares, respectively of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
Stock Appreciation Rights
As part of the Company's 2020 annual grant, Stock Appreciation Rights ("SARs") were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 of age. These awards are valued using the Black-Scholes option pricing model.
A summary of the Company's stock appreciation rights activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	180,925	$2.57
Granted	—	—
Exercised	—	—
Forfeited	(3,909)	2.57
Outstanding at end of the period ended September 30, 2021	177,016	$2.57
Exercisable at end of the period ended September 30, 2021	124,801	$2.57
The average remaining contractual term for those SARs outstanding at September 30, 2021 is 2.5 years, with aggregate intrinsic value of $267,000. At September 30, 2021 and 2020, there was $81,000 and $225,000, respectively, of total unrecognized compensation expense, related to SARs. The total unrecognized compensation expenses as of September 30, 2021 is expected to be recognized over the weighted average period of 0.5 years. Total compensation cost related to SARs for the three months ended September 30, 2021 and 2020 was $34,000 and $36,000, respectively. Total compensation cost related to SARs for the nine months ended September 30, 2021 and 2020 was $94,000 and $91,000, respectively, all of which was recorded to selling, general and administrative expense.

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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2021 and December 31, 2020 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of WF Term Loan and WF Revolving Loan approximate fair value as of September 30, 2021 and December 31, 2020 due to the short term nature of the underlying variable rate LIBOR agreements. The FGI Term Loan approximate fair value as of September 30, 2021 and December 31, 2020 due to immaterial movement in interest rates since the Company entered into the Promissory Note on October 20, 2020.The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended September 30, 2021 and 2020 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2021	2020		2021	2020
Foreign exchange contracts	$—	$668	Cost of goods sold	$—	$(219)
			Selling, general and administrative expense	$—	$(33)
Interest rate swaps	$—	$321	Interest expense	$—	$(149)

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the nine months ended September 30, 2021 and 2020 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Loss Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Loss Reclassified from Accumulated Other Comprehensive Income (A)	Amount of Realized Loss Reclassified from Accumulated Other Comprehensive Income
	2021	2020		2021	2020
Foreign exchange contracts	$—	$135,000	Cost of goods sold	$—	$(525,000)
			Selling, general and administrative expense	$—	$(67,000)
Interest rate swaps	$—	$(206,000)	Interest expense	$—	$(343,000)
(A)The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2021 and 2020 (in thousands):

2020:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income
Balance at December 31, 2019	$(191)	$1,561	$1,370
Other comprehensive loss before reclassifications	(71)	—	(71)
Amounts reclassified from accumulated other comprehensive income	(935)	(236)	(1,171)
Income tax benefit	223	50	273
Balance at September 30, 2020	$(974)	$1,375	$401

2021:
Balance at December 31, 2020	$—	$1,375	$1,375
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(242)	(242)
Income tax benefit	—	51	51
Balance at September 30, 2021	$—	$1,184	$1,184
(A)The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in other income and expense on the Consolidated Statements of Operations. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 10, "Post-Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Operations.

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
Description of the Company
Core Molding Technologies and its subsidiaries operate in one operating segment as a molder of thermoplastic and thermoset structural products. The Company's operating segment consists of one reporting unit. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies serves a wide variety of markets, including the medium and heavy-duty truck, marine, automotive, construction and agriculture, building products and other commercial products. The demand for Core Molding Technologies’ products is affected by economic conditions in the United States, Mexico, and Canada. Core Molding Technologies’ manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demand, the profitability of Core Molding Technologies’ operations may change proportionately more than revenues from operations.
In 1996, Core Molding Technologies acquired substantially all of the assets and assumed certain liabilities of Columbus Plastics, a wholly owned operating unit of Navistar’s truck manufacturing division since its formation in late 1980. Columbus Plastics, located in Columbus, Ohio, was a compounder and compression molder of SMC. In 1998, Core Molding Technologies began operations at its second facility in Gaffney, South Carolina, and in 2001, Core Molding Technologies added a production facility in Matamoros, Mexico by acquiring certain assets of Airshield Corporation. As a result of this acquisition, Core Molding Technologies expanded its fiberglass molding capabilities to include the spray up, hand-lay-up open mold processes and RTM closed molding. In 2005, Core Molding Technologies acquired certain assets of the Cincinnati Fiberglass Division of Diversified Glass, Inc., a Batavia, Ohio-based, privately held manufacturer and distributor of fiberglass reinforced plastic components supplied primarily to the heavy-duty truck market. In 2009, the Company completed construction of a new production facility in Matamoros, Mexico that replaced its leased facility. In March 2015, the Company acquired substantially all of the assets of CPI Binani, Inc., a wholly owned subsidiary of Binani Industries Limited, located in Winona, Minnesota, which expanded the Company's process capabilities to include D-LFT and diversified the customer base. In January 2018, the Company acquired substantially all the assets of Horizon Plastics, which has manufacturing operations in Cobourg, Ontario and Escobedo, Mexico. This acquisition expanded the Company's customer base, geographic footprint, and process capabilities to include structural foam and structural web molding. On November 5, 2020, the Company announced it will close the manufacturing facility located in Batavia, Ohio and is expected to complete the closure in the fourth quarter of 2021.

Business Overview

General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.

Product sales fluctuate in response to several factors, including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, raw material cost inflation, labor availability, and our customers’ production rates and inventory levels. The Company's customers operate in many different markets with different cyclicality and seasonality. The North American truck market, which is highly cyclical, accounted for 41% and 42% of the Company’s product revenue for the nine months ended September 30, 2021 and 2020 respectively.

Operating performance is dependent on the Company’s ability to manage changes in input costs for items such as raw materials, labor, and overhead operating costs. The Company has certain contractual commitments that restrict its ability to pass through changes in input costs to certain customers. As a result, during periods of significant increases or decreases in input costs operating results may be impacted.

Performance is also affected by manufacturing efficiencies, including items such as on time delivery, quality, scrap, and productivity. Market factors of supply and demand can impact operating costs. In periods of rapid increases or decreases in customer demand, the Company is required to ramp operational activity up or down quickly, which may impact manufacturing efficiencies more than in periods of steady demand.

Operating performance is also dependent on the Company’s ability to effectively launch new customer programs, which are extremely complex in nature. The start of production of a new program is the result of a process of developing new molds and assembly equipment, validation testing, manufacturing process design, development and testing, along with training and often hiring employees. Meeting the targeted levels of manufacturing efficiency for new programs usually occurs over time as the Company gains experience with new tools and processes. Therefore, during a new program launch period, start-up costs and inefficiencies can affect operating results.

For the nine months ended September 30, 2021, the Company experienced larger than normal increases in raw material costs and customer demand disruptions due to customer supply chain challenges. For the nine months ended September 30, 2021, the Company incurred raw material cost inflation of approximately $19,103,000 of which the Company was able to recoup approximately $12,253,000 from customers, which is included within product sales. Due to contractual limitations, the Company is not able to pass through all of its raw material price increases to its customers; however, the Company is pursuing recovery of raw material inflation costs, including from customers with contractual constraints and customers whose contractual commitments expire.

The Company incurred operating losses, including closure costs, for the three months and nine months ended September 30, 2021 of $2,258,000 and $2,276,000, respectively, for the closure of its Batavia, Ohio facility. The Company initially planned to complete the closure of the facility in the first half of 2021 but was delayed to ensure an orderly transition of customer products to other Company facilities as well as other third-party suppliers. During the third quarter of 2021, the Company completed the product transition plan with its customers, which will allow for closure of the facility by December 31, 2021. As a result of finalizing the transition plan the Company has facility shutdown costs for losses on disposal of fixed assets of $625,000, building repairs of $431,000 and severance costs of $392,000. The Company does not anticipate any additional material expenses related to the Batavia manufacturing closure in the fourth quarter of 2021.

Forward Looking

Looking forward, based on industry analysts’ projections and customer forecasts, the Company expects sales for the fourth quarter of 2021 to increase as compared to the fourth quarter of 2020, primarily due to raw material cost inflation recoupment. Excluding the raw material cost inflation recoupment, the Company expects sales for the fourth quarter of 2021 to be flat to prior year fourth quarter. In the Company’s largest market, North American heavy-duty truck, ACT Research is forecasting production of heavy-duty truck to be flat in the fourth quarter of 2021 compared to the same period in the prior year. The Company anticipates that supply chain disruptions our customers have experienced will continue in the fourth quarter and will result in sporadic changes to demand.

The Company has experienced raw material cost inflation due to ongoing raw material shortages and supply chain disruptions. The Company anticipates increased raw material costs to continue through the remainder of 2021. The Company will continue to pursue recoupment of higher raw material costs where not contractually constrained and where practical.

Labor markets in all Company locations have tightened over the past several months and the Company anticipates the markets to remain tight. The Company has had to raise wages and create other solutions in order to hire and retain workers. The Company will pursue customer price increases to recoup wage increases where contractually possible and where such increases will not significantly negatively impact demand.

Results of Operations

Three Months Ended September 30, 2021, as Compared to Three Months Ended September 30, 2020
Net sales for the three months ended September 30, 2021 and 2020 totaled $81,025,000 and $59,873,000, respectively. Included in net sales were tooling project sales of $13,382,000 and $5,663,000 for the three months ended September 30, 2021 and 2020, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended September 30, 2021 were $67,643,000 compared to $54,240,000 for the same period in 2020. The increase in sales is primarily the result of higher demand from the heavy-duty truck, power sports, and consumer product markets and the recoupment of raw material inflation costs.

The Company experienced increased raw material costs in the three months ended September 30, 2021 due to supply disruptions and overall increase in global demand of certain materials. The Company has the ability to pass through a portion, but not all, of the raw material cost inflation incurred to its customers. For the three months ended September 30, 2021, the Company had raw material cost inflation of approximately $9,941,000. The Company was able to recoup approximately $6,544,000 of the raw material cost inflation during the three months ended September 30, 2021. Raw material cost inflation was immaterial for the three months ended September 30, 2020.

Gross margin was approximately 7.9% of sales for the three months ended September 30, 2021, compared with 18.1% for the three months ended September 30, 2020. The gross margin percentage decrease was due to net changes in selling price and raw material cost of 7.0% and unfavorable product mix and production inefficiencies of 4.9%, offset by higher fixed cost leverage of 0.8%.

Included in selling, general and administrative expense (“SG&A”) for the three months ended September 30, 2021 are closure costs of $1,768,000 related to the manufacturing facility in Batavia, Ohio. The remaining SG&A costs for the three months ended September 30, 2021 totaled $7,040,000 for the three months ended September 30, 2021, compared to $6,517,000 for the three months ended September 30, 2020. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $309,000 and increased travel costs of $110,000.

Interest expense totaled $563,000 for the three months ended September 30, 2021, compared to interest expense of $966,000 for the three months ended September 30, 2020. As a result of restructuring the Company's debt in 2020, the Company had lower average outstanding debt balance and lower interest rates during the three months ended September 30, 2021, when compared to the same period in 2020, which decreased interest expense in 2021. Interest expense for the three months ended September 30, 2020 includes $225,000 of forbearance fees resulting from an amendment of the Company’s credit agreement.

Income tax expense for the three months ended September 30, 2021 was $396,000 and includes statutory foreign tax expense from foreign taxable income, offset by tax benefits net of valuation allowance for tax losses in the United States. Income tax expense for the three months ended September 30, 2020 was $32,000 and includes statutory foreign tax expense from foreign taxable income and an adjustment in the Company’s United States net operating losses as the Company will receive a benefit from carrying back 2020 losses to previous tax years with higher tax rates.

The Company recorded a net loss for the three months ended September 30, 2021 of $3,312,000 or $(0.41) per basic and diluted share, compared with a net income of $3,343,000, or $0.39 per basic and diluted share, for the three months ended September 30, 2020. During the three months ended September 30, 2021 the Company incurred net of tax losses of $1,784,000 or ($0.22) per basic and diluted share for the Batavia manufacturing facility closure.

Comprehensive loss totaled $3,375,000 for the three months ended September 30, 2021, compared to comprehensive income of $3,742,000 for the same period ended September 30, 2020. The decrease was primarily related to the decrease in net income of $6,655,000 and foreign currency derivatives, net of tax of $327,000.

Nine months Ended September 30, 2021, as Compared to Nine Months Ended September 30, 2020

Net sales for the nine months ended September 30, 2021 and 2020 totaled $234,315,000 and $161,705,000, respectively. Included in net sales were tooling project sales of $18,421,000 and $9,686,000 for the nine months ended September 30, 2021 and 2020, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the nine months ended September 30, 2021 were $215,894,000 compared to $152,019,000 for the same period in 2020. This increase in sales is primarily the result of higher demand from the heavy-duty truck, building product, power sports, and consumer product markets and the recoupment of raw material cost inflation.

The Company experienced increased raw material costs in the nine months ended September 30, 2021 due to supply disruptions and overall increase in global demand of certain materials. The Company has the ability to pass through a portion, but not all, of the raw material cost inflation incurred to its customers. For the nine months ended September 30, 2021, the Company had raw material cost inflation of approximately $19,103,000. The Company was able to recoup approximately $12,253,000 of the raw material cost inflation during the nine months ended September 30, 2021. Raw material cost inflation was immaterial for the nine months ended September 30, 2020.

Gross margin was approximately 14.0% of sales for the nine months ended September 30, 2021, compared with 15.2% for the nine months ended September 30, 2020. The gross margin percentage decrease was due to net changes in selling price and raw material costs of 4.6%, offset by net favorable product mix and production efficiencies of 1.3% and higher fixed cost leverage of 2.4%.

Included in selling, general and administrative expense (“SG&A”) for the nine months ended September 30, 2021 are closure costs of $2,027,000 related the manufacturing facility in Batavia, Ohio. Excluding closing costs, remaining SG&A costs for the nine months ended September 30, 2021 totaled $21,717,000 compared to $17,136,000 for the nine months ended September 30, 2020. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $1,539,000, increased business technology costs of $552,000 and increased travel costs of $256,000. SG&A expenses for the nine months ended September 30, 2020 was favorably impacted from cost savings efforts implemented due to COVID-19 and includes the favorable impact of COVID-19 related government subsidies of $1,391,000.

Interest expense totaled $1,725,000 for the nine months ended September 30, 2021, compared to interest expense of $3,338,000 for the nine months ended September 30, 2020. As a result of restructuring the Company's debt in 2020, the Company had lower average outstanding debt balance and lower interest rates during the nine months ended September 30, 2021, when compared to the same period in 2020, which decreased interest expense in 2021. Interest expense for the nine months ended September 30, 2020 includes $675,000 of forbearance fees resulting from amendments to the Company’s credit agreement.

Income tax expense for the nine months ended September 30, 2021 was $3,290,000 and includes statutory foreign tax expense from foreign taxable income offset by tax benefits, net of valuation allowances, for tax losses in the United States. Income tax benefit for the nine months ended September 30, 2020 was $4,933,000 and includes $5,638,000 of a tax valuation allowance reversal and a tax rate benefit due to tax law changes that allow the Company to carryback net operating losses to offset taxable income in 2013 through 2015, where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current United States statutory rate.

The Company recorded net income for the nine months ended September 30, 2021 of $4,230,000 or $0.50 per basic and diluted share, compared with $9,032,000, or $1.08 per basic and diluted share, for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 the Company incurred net of tax losses of $1,798,000 or ($0.22) per basic and diluted share for the Batavia manufacturing facility closure.

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

Comprehensive income totaled $4,039,000 for the nine months ended September 30, 2021, compared to $8,063,000 for the same period ended September 30, 2020. The decrease was primarily related to the decrease in net income of $4,802,000, offset by increases related to the foreign currency derivatives, net of tax of $358,000 and interest rate swaps derivatives, net of tax of $425,000.

Liquidity and Capital Resources
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. The Company had no outstanding foreign exchange contracts nor interest rate swaps as of September 30, 2021.
Cash provided by operating activities for the nine months ended September 30, 2021 totaled $5,048,000. Net income of $4,230,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $9,273,000. Changes in working capital decreased cash provided by operating activities by $10,116,000. The decrease in working capital was primarily related to changes in accounts receivable and inventory, offset by change in accounts payable and accrued liabilities.
Cash used in investing activities for the nine months ended September 30, 2021 was $8,301,000, which related to purchases of property, plant and equipment. The Company anticipates spending up to $15,000,000 during 2021 on property, plant and equipment purchases for all of the Company's operations, including approximately $3,400,000 to expand the Company’s DLFT capacity in Matamoros, Mexico. At September 30, 2021, purchase commitments for capital expenditures in progress were $3,561,000. The Company anticipates using cash from operations, its available revolving line of credit or equipment financing to fund capital investments.
Cash used for financing activities for the nine months ended September 30, 2021 totaled $263,000, which primarily consisted of net revolving loan borrowings of $1,900,000 and scheduled repayments of principal on outstanding term loans of $2,065,000.
At September 30, 2021, the Company had $615,000 cash on hand, and a net available balance on the revolving line of credit of $22,001,000.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of September 30, 2021, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of September 30, 2021.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of September 30, 2021.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is included in other assets in the Consolidated Balance Sheets.

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

The Company may prepay in full or in part (but not less than the amount equal to 20% of the original principal amount of the loan) outstanding amounts before they are due on any scheduled Payment Date upon at least thirty (30) days’ prior written notice. The Company will pay a “Prepayment Fee” in an amount equal to an additional sum equal to the following percentage of the principal amount to be prepaid for prepayments occurring in the indicated period: four percent (4.0%) for prepayments occurring prior to the first anniversary of the FGI Term Loan; three percent (3.0%) for prepayments occurring on the first anniversary of the FGI Term Loan until the second anniversary of the FGI Term Loan; two percent (2.0%) for prepayments occurring on and after the second anniversary of the FGI Term Loan and prior to the third anniversary of the Loan; and one percent (1.0%) for prepayments occurring any time thereafter.

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

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.25% as of September 30, 2021.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $24,321,000 of available rate revolving loans of which $2,320,000 is outstanding as of September 30, 2021.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of September 30, 2021, the Company had one Letter of Credit outstanding for $160,000.

KeyBank Loan

On September 30, 2020, the Company had a term loan of $35,035,000 and no revolving loan balance with KeyBank National Association. The Company’s term loan and revolving loan had variable interest rate of 8.00% at September 30, 2020.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of September 30, 2021 or December 31, 2020.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of September 30, 2021 and December 31, 2020.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
July 1 to 31, 2021	3,363	14.46	—	—
August 1 to 31, 2021	—	—	—	—
September 1 to 30, 2021	—	—	—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 8, 2021	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	November 8, 2021	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

2(a)(1)	Asset Purchase Agreement dated as of September 12, 1996, as amended October 31, 1996, between Navistar and RYMAC Mortgage Investment Corporation[1]	Incorporated by reference to Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809)

2(a)(2)	Second Amendment to Asset Purchase Agreement dated December 16, 1996[1]	Incorporated by reference to Exhibit 2(a)(2) to Annual Report on Form 10-K for the year-ended December 31, 2001

2(b)(1)	Agreement and Plan of Merger dated as of November 1, 1996, between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2-B to Registration Statement on Form S-4 (Registration No. 333-15809)

2(b)(2)	First Amendment to Agreement and Plan of Merger dated as of December 27, 1996 between Core Molding Technologies, Inc. and RYMAC Mortgage Investment Corporation	Incorporated by reference to Exhibit 2(b)(2) to Annual Report on Form 10-K for the year ended December 31, 2002

2(c)	Asset Purchase Agreement dated as of October 10, 2001, between Core Molding Technologies, Inc. and Airshield Corporation	Incorporated by reference to Exhibit 1 to Current Report on Form 8-K filed October 31, 2001

2(d)	Asset Purchase Agreement dated as of March 20, 2015, between Core Molding Technologies, Inc and CPI Binani, Inc.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 23, 2015

2(e)	Asset Purchase Agreement dated as of January 16, 2018 between 1137952 B.C. Ltd., Horizon Plastics International, Inc., 1541689 Ontario Inc., 2551024 Ontario Inc., Horizon Plastics de Mexico, S.A. de C.V., and Brian Read	Incorporate by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2018

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

3(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015.	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

3(b)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(1)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

Exhibit No.	Description	Location
4(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

4(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

4(a)(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on July 18, 2007	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2007

4(a)(5)	Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on April 2, 2015	Incorporated by reference to Exhibit 3(a)(5) to Current Report on Form 8-K filed April 2, 2015

10 (m)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021	Incorporated by reference to Exhibit 10(m) to Current Report on Form 10-Q filed on August 6th, 2021

10 (n)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021	Incorporated by reference to Exhibit 10(n) to Current Report on Form 10-Q filed on August 6th, 2021

10 (q)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021	Incorporated by reference to Exhibit 10(q) to Current Report on Form 10-Q filed on August 6th, 2021

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statement

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated November 5, 2021, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated November 5, 2021, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

Exhibit No.	Description	Location
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein
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