Form 10-K
period 2021-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2022-03-11
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
As of June 30, 2021, the aggregate market value of the registrant's voting and non -voting common equity held by non-affiliates of the registrant was approximately $90,555,000, based upon the closing sale price of $15.43 on the NYSE American LLC on June 30, 2021, the last business day of registrant's most recently completed second fiscal quarter. As of March 10, 2022, the latest practicable date, 8,476,047 shares of the registrant’s common stock were issued, which includes 507,835 shares of unvested restricted common stock.
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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K: business conditions in the plastics, transportation, power sports, utilities and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; the adverse impact of coronavirus (COVID-19) global pandemic on our business, results of operations, financial position, liquidity or cash flow, as well as impact on customers and supply chains; safety and security conditions in Mexico and Canada; fluctuations in foreign currency exchange rates; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; ability to accurately quote and execute manufacturing processes for new business; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; a work stoppage or labor disruption at one of our union locations or one of our customer or supplier locations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of sufficient capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, power sports, construction and agriculture, building products and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in three countries, United States, Canada and Mexico. On November 5, 2020, the Company announced it will close the manufacturing facility located in Batavia, Ohio and completed the closure in the fourth quarter of 2021.
In general, product growth and diversification are achieved in several different ways: (1) resourcing of existing structural products from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new structural products through a selection process in which an OEM solicits bids; (3) successful marketing of structural products for previously non-structural applications; (4) converting alternative materials to engineered materials; (5) successful marketing of structural products to OEMs outside of our traditional markets; (6) developing of new materials, technology and processes to meet current or prospective customer requirements; and (7) acquiring an existing business. The Company's efforts continue to be directed towards all seven areas.
PRODUCTS
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
Molded Products
The Company manufactures structural products using compression molding, resin transfer molding, and injection molding. As of December 31, 2021, the Company owned 75 molding presses in its Columbus, Ohio facility (16); Matamoros, Mexico facility (21); Cobourg, Canada facility (19); Gaffney, South Carolina facility (10); Winona, Minnesota facility (5); and Escobedo, Mexico (54). The Company's molding presses range in size from 250 to 5,000 tons.

SMC compression molding is a process whereby SMC is molded to form by matched die steel molds through which a combination of heat and pressure are applied via a molding press. This thermoset process produces high quality, dimensionally consistent products and is typically used for high volume products. Higher volumes justify the customer's investment in matched die steel molds. Visually appealing outer components and high strength reinforcing components are fabricated with this process. Visually appealing components are produced with vacuum assisted molding and through utilizing in-mold coating (IMC). IMC can provide an additional benefit of conductivity assisting in the process of post paint application along with reducing porosity and improving surface appearance.

Direct Long Fiber Thermoplastic (“DLFT”) compression molding employs two molds, typically a core and a cavity, similar to matched die SMC molding. This is a process for compounding and molding thermoplastic materials with "long" fibers (typically, 0.5 inch or longer). Engineered thermoplastic pellets and performance additives are compounded in a screw extruder, to which chopped reinforcements (typically, glass fibers) are added and further extruded. A "charge" of material is cut to a precise weight, and this "charge" is directly moved to a compression or injection transfer process, where it is molded into a finished part. The process allows for direct processing of the compounded material, bypassing the expense and delay of producing an intermediate product (pellets or sheets) as is used in other fiber-reinforced thermoplastic molding processes. The D-LFT process is an attractive option for products that have highly complex geometry, require high strength and stiffness, and benefit from the recyclability of a thermoplastic resin.

Vacuum resin transfer compression molding (“RTM”) process employs two mold halves, typically a core and a cavity, similar to matched die molding. The composite is produced by placing glass mat, chopped strand, or continuous strand fiberglass in the mold cavity in the desired pattern. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface. The core mold is then fitted to the cavity, and upon a satisfactory seal, a vacuum is applied. When the proper vacuum is achieved, the resin is injected into the mold to fill the part. Finally, the part is allowed to cure and is then removed from the mold and trimmed to shape. Fiberglass reinforced products produced from the RTM process exhibit a high-quality surface on both sides of the part and excellent part thickness. The multiple insert tooling technique can be utilized in the RTM process to improve throughput based upon volume requirements.
Structural Foam and Web Injection Molding (“SIM”) are low-pressure injection molding processes that develop high-strength, rigid parts at low weight. This is accomplished by mixing a foaming agent (usually, nitrogen gas) with the melted polymer (structural foam process), or by injecting nitrogen gas into the mold cavity immediately after the plastic resin is injected (structural web molding). Structural foam produces a cellular interior structure that can provide twice the rigidity of a solid plastic molding. The structural web process pushes the plastic out to the mold cavity walls, uniformly packing out the entire mold and hollowing out thicker sections to create products of varying wall thicknesses. As a result, structural web molded parts have a smoother, glossier finish than other low-pressure parts. Both processes give part designers flexibility when designing products that need strength and stiffness at low weight and also have the benefit of recyclability due to the use of a thermoplastic resin.
Reaction Injection Molding (“RIM”) is a process whereby a composite is produced through the injection of a two- component thermoset resin system utilizing dicyclopentadiene (“DCPD”) technology. DCPD technology involves injecting a liquid compound into matched die aluminum molds to form the part. In this process the mold is prepared, closed and the liquid compound is injected into the tool then cured. Additional finishing is required when the part is designated for top coat painting. The RIM process is an alternative to other closed mold processes for mid-volume parts that require a high level of impact resistance.
Hand Lay-Up is a process that utilizes a shell mold, typically the cavity, where glass cloth, either chopped strand or continuous strand glass mat, is introduced into the cavity. Resin is then applied to the cloth and rolled out to achieve a uniform wet-out from the glass and to remove any trapped air. The part is then allowed to cure and is removed from the mold. After removal, the part typically undergoes trimming to achieve the shape desired. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the lay-up to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface. These fiberglass-reinforced products are typically non-cosmetic components or structural reinforcements that are sold externally or used internally as components of larger assemblies.
Spray-Up is a process that utilizes the same type of shell mold as hand-lay-up, but instead of using glass cloth to produce the composite part, a chopper/spray system is employed. Glass rovings and resin feed the chopper/spray gun. The resin coated, chopped glass is sprayed into the mold to the desired thickness. The resin coated glass in the mold is then rolled out to ensure complete wet-out and to remove any trapped air. The part is then allowed to cure, is removed from the mold, and is then trimmed to the desired shape. Parts used for cosmetic purposes typically have a gel coat applied to the mold surface prior to the resin-coated glass being sprayed into the mold to improve the surface quality of the finished part. Parts produced from this process have a smooth outer surface and an unfinished or rough interior surface.
Assembly, Machining, and Paint Products
Many of the products molded by the Company are assembled, machined, and prime painted or topcoat painted to result in a finished product used by the Company's customers.
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
CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $11.6 million, $3.7 million, and $7.5 million in 2021, 2020, and 2019 respectively. These capital expenditures primarily consisted of building and equipment improvements and additional production equipment to manufacture parts.
The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural composite products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management has estimated that costs related to research and development were approximately $1.3 million, $1.2 million and $1.2 million in 2021, 2020, and 2019, respectively.
MAJOR CUSTOMERS
The Company had five major customers during the year ended December 31, 2021, BRP, Inc. (“BRP”), Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”), Universal Forest Products, Inc. (“UFP”) and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company. The following table presents sales to major customers as a percent of total sales for the years ended December 31:

	2021	2020	2019	Supply Agreement Expiration
BRP	12%	10%	7%	July 31, 2024
Navistar	15%	18%	20%	December 31, 2021
PACCAR	12%	13%	16%	November 30, 2023
Volvo	12%	12%	17%	December 31, 2023
UFP	12%	17%	9%	January 1, 2023
BRP provides a portfolio of industry-leading products comprising of snowmobiles, watercraft, on and off-road vehicles, power sports propulsion systems as well as engines for karts, motorcycles and recreational aircraft. Demand for these products is driven by consumer demand and general economic conditions.

The North American truck market in which Navistar, Volvo, and PACCAR compete is highly competitive and the demand for medium and heavy-duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions, among other factors. The Company's supply agreement with Navistar expired on December 31, 2021. Navistar will source business to the Company via terms on individual purchase orders until a new supply agreement is executed.
UFP supplies products to three industry segments: retail, industrial, and construction. These are highly-competitive markets, with suppliers competing for a share of available shelf space at large “big box” retailers and independent contractors. As a discretionary product category, suppliers must also strive continuously to differentiate their products with unique designs, colors, and features, in addition to maintaining a constant focus on cost reduction. Demand for these products is driven by residential and commercial construction and general economic conditions, among other influences.
OTHER CUSTOMERS
The Company also produces products for other customers and industries, including medium and heavy-duty truck, automobiles, power sports, construction and agriculture, building products and other commercial product markets. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2021.
GEOGRAPHIC INFORMATION
Substantially all of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2021	2020	2019
United States	$191,667	$136,424	$178,953
Mexico	88,952	64,942	79,761
Canada	22,642	16,827	16,988
Other	4,222	4,163	8,588
Total	$307,483	$222,356	$284,290

SEASONALITY & BUSINESS CYCLE
The Company's business is affected annually by the production schedules of its customers. Certain of the Company's customers typically shut down their operations on an annual basis for a period of one to several weeks during the Company's third quarter. Certain customers also typically shut down their operations during the last week of December. As a result, demand for the Company's products typically decreases during the third and fourth quarters. Demand for medium and heavy-duty trucks, power sports, automotive, and commercial products also fluctuates on an economic, cyclical and seasonal basis, causing a corresponding fluctuation for demand of the Company's products.
MAJOR COMPETITORS
The Company believes that it is one of the largest compounders and molders of structural products in North America. The Company faces competition from a number of other molders including, most significantly, Molded Fiber Glass Companies, Continental Structural Plastics, Ashley Industrial Molding, René Matériaux Composite Ltée ("RMC"), STS Group, 20/20 Custom Molded Plastics and The Composites Group.
RAW MATERIALS
The principal raw materials used in the Company's processes are unsaturated polyester, vinyl ester, polyethylene, polypropylene, and dicyclopentadiene resins, fiberglass, and filler. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (primarily metal components). Many of the raw materials used by the Company are petrochemical-based, natural gas-based, as well as downstream derivatives, and therefore, the costs of certain raw materials can be affected by changes in costs in these upstream commodities. Due to fluctuating commodity prices, suppliers are typically reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supply base to improve its overall purchasing position; however, current supply chain conditions have limited sourcing alternatives.

Normally we do not carry inventories of raw materials or finished products in excess of what is reasonably required to meet production and shipping schedules, and to manage risk of supply and variation in demand.

CAPACITY CONSTRAINTS
Capacity utilization is measured based on standard cycle times and a standard work week, which can range from five days per week, three-shifts per day to seven days per week, three-shifts per day, depending on the facility and molding process. During times when demand exceeds the standard five day, three -shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%. During 2021, the Company has used various methods from overtime to a weekend manpower crew to support the customers' production requirements.
The Company measures facility capacity in terms of its large compression molding presses (2,000 tons or greater). The Company owned 28 large compression molding presses at its facilities at December 31, 2021. The capacity utilization in these production facilities was 85% and 55% for the years ended December 31, 2021 and 2020, respectively.
The Company measures facility capacity in terms of its large injection molding presses (750 tons or greater). The Company owned 7 large injection molding presses at its facility at December 31, 2021. The capacity utilization in these production facilities was 73% and 89% for the years ended December 31, 2021 and 2020, respectively.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just-in-time” basis. The ordered backlog of four weeks of expected shipments was approximately $27.7 million (all of which the Company shipped during the first month of 2022) and $21.3 million at December 31, 2021 and 2020, respectively.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2021, the Company employed a total of 1,584 employees, which consisted of 544 employees in the United States, 835 employees in Mexico and 205 employees in Canada. The salary workforce consisted of 329 employees, while 1,255 employees were hourly. Four plant locations making up 71.5% of the workforce are covered by collective bargaining agreements.

Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	283
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	January 21, 2023	633
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2021	166
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 1, 2023	51
To support the Company’s long-term strategic plan, the Company is committed to being an employer of choice focusing on providing a safe place to work, organizational development opportunities, competitive total rewards packages while keeping diversity, equity and inclusion in the forefront. The Company is currently negotiating an extension to the Cobourg, Canada collective bargaining agreement.
Safety – The safety of the Company's workforce is a top priority with continued improvement in our safety record. The Company has implemented behavior-based safety programs at all global facilities.
Diversity, Equity and Inclusion – The Company is committed to diversity, equity and inclusion, including a focus on continued diversity of our Board of Directors and leadership team. The Company has implemented initiatives to help maintain a workforce that represents diversity and inclusion.
Organizational Development – The Company offers learning and development opportunities throughout the workforce, including a comprehensive leadership program for high-potential employees identified through our succession and talent planning process.
Talent Planning – The Company has developed people management processes that enable us to hire, retain and develop a high-performing workforce. We have performance procedures that align with our organization’s strategic goals and support employee development. Employee engagement surveys are conducted to understand employee satisfaction and provide opportunities to create action plans to improve our workplace culture and employee retention.
Total Rewards – Our total rewards package supports an environment where employees want to stay and build their career. We provide fair and competitive compensation and benefits that promote physical, emotional and financial well-being. With a focus on the employee experience, our workplace fosters employee engagement, productivity and morale while encouraging effort, creativity and innovation.
ENVIRONMENTAL, CLIMATE RELATED REGULATIONS AND COMPLIANCE
The Company's manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways. The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. Our policy is to conduct our business with due regard for the preservation and protection of the environment. Our environmental waste management process involves the regular auditing of hazardous waste accumulation points, hazardous waste activities, authorized treatment, and storage and disposal facilities. We believe we are in substantial compliance with all material environmental laws and regulations applicable to our plants and operations. Historically, our annual costs of achieving and maintaining compliance with environmental laws and regulations have not been material to our financial results.

The Company has Environmental Management Systems at all of its facilities and has obtained ISO 14001 certification for the majority of its facilities. As part of the Company's environmental policy, all manufacturing employees are trained on waste management and other environmental issues. The Company's full Board of Directors provides oversight of the Company's environmental and climate matters through an Enterprise Risk Management system and quarterly reporting process.
The Company holds various environmental operating permits for its production facilities in the U.S., Mexico, and Canada as required by U.S., Mexican and Canadian federal, state and local regulations. The Company has substantially complied with all requirements of these operating permits.

The Company produces structural parts that are long-lived assets and generally not considered single source plastics. As such, the Company is not currently subject to any resin plastic taxes or single use plastic regulations.
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

Sales to five customers constituted approximately 63% of our 2021 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with five customers accounted for 55% of accounts receivable at December 31, 2021. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate, impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

We are continuing to engage in efforts intended to strengthen and expand our relations with significant customers, as well as provide support for our entire customer base. We have supported our position with customers using direct and active contact through our sales, quality, engineering, and operational personnel. These customers may not continue to do business with us as they have in the past and we may not be able to supply these customers or any of our other customers at current levels.
Our business is affected by the cyclical and overall nature of the industries and markets that we serve.

The North American heavy and medium-duty truck industry is highly cyclical. In 2021, approximately 41% of our product sales was in this industry. The market for this industry fluctuates in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, supply chain constraints, and our customers' inventory levels and production rates. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

Price increases in raw materials (including price increases due to prolonged inflation) and availability of raw materials could adversely affect our operating results and financial condition.

We purchase resins and fiberglass for use in production as well as hardware and other components for product assembly. The prices for purchased materials are affected by the prices of material feed stocks such as crude oil, natural gas, and downstream components, as well as processing capacity versus demand. We attempt to reduce our exposure to increases by working with suppliers, evaluating new suppliers, improving material efficiencies, and when necessary through sales price adjustments to customers. If we are unsuccessful in developing ways to mitigate these raw material increases or are unable to offset the increase through price increases to our customers, our results of operations could be materially adversely impacted.

Recent inflationary pressures have resulted in increased raw material, labor and logistics expenses, which, if they continue for a prolonged period, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our results of operation.

Long-term fixed price customer contracts could adversely impact operating results in an inflationary economy

In order to obtain new business in a competitive environment, the Company enters into long-term contracts that fix the customer product price and requires the Company to accept all product orders. These fixed price customer contracts allow for no or limited price increases. As a result, if the Company’s operating costs, such as raw material, labor and overhead costs, increase the Company may not be able to increase the price of products sold to customers enough to offset operating costs increases, which could adversely affect our operating results and financial condition.

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
As of December 31, 2021, unions at our Columbus, Ohio, Matamoros and Escobedo, Mexico, and Cobourg Canada facilities represented approximately 71.5% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio, Matamoros, Mexico, Cobourg, Canada , and Escobedo, Mexico union contracts extend through August 9, 2025, January 21, 2022, November 1, 2021 and February 1, 2021, respectively. Any prolonged work stoppage or strike at either our Columbus, Ohio; Matamoros and Escobedo, Mexico; or Cobourg, Canada unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition. The Company is currently negotiating an extension to the Escobedo, Mexico and Cobourg, Canada collective bargaining agreement.
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

The success of our business relies on our ability to produce products which meet the quality, performance, and price expectations of our customers. Our ability to recognize profit is largely dependent upon accurately identifying the costs associated with the manufacturing of our products and executing the manufacturing process in a cost-effective manner. All costs may not be accurately identified during the Company's quoting process and the expected level of manufacturing efficiency may not be achieved. As a result, we may not realize the anticipated operating results related to new business awards.
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

We explore opportunities to acquire businesses that we believe are related to our core competencies, some of which may be material to us. We expect such acquisitions will produce operating results consistent with our other operations; however, any such acquisition could fail to produce the expected operating results.
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

As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our facilities, purchase equipment, and enhance our production processes. We may not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures we may not have the capability to support our customer demands, which in turn could reduce our sales and profitability and impair our ability to satisfy our customers' expectations. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all, or result in any commercially acceptable products.
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
We depend on skilled labor in the manufacturing of our products. High demand for skilled manufacturing labor in the United States has resulted in difficulty hiring, training, and retaining labor in a tightening labor market. Difficulties in securing skilled labor could result in increased hiring and training costs, increased overtime to meet demand, increased wage rates to attract and retain operators, and higher scrap and rework costs due to inexperienced workers which would adversely affect our business.
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
Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, our relatively small public float, changes in securities analysts' estimates of our future earnings, the loss of major customers, or significant business developments relating to us or our competitors, and other factors, including those described in this “Risk Factors” section. Our common stock also has a low average daily trading volume, which limits a person's ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively few number of shares are being traded.
We have incurred impairment charges in the past and we may be required to incur additional impairment charges in the future on a portion or all of the carrying value of our goodwill or other intangible assets associated with our reporting unit which may adversely affect our financial condition and results of operations.
Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, “Intangibles-Goodwill and Other,” to assess the carrying value of our indefinite lived intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting unit including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. If operating earnings fall below forecasted operating earnings, we would perform an interim or annual goodwill impairment analysis. Should that analysis conclude that the reporting unit’s fair value were to be below carrying value a goodwill impairment charge would be necessary. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

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
If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business, financial condition, and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts, and others could also be adversely affected. Material weaknesses may arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.
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

It is possible that various proposed legislative or regulatory initiatives related to climate changes, such as cap-and-trade systems, increased limits on emissions of greenhouse gases and fuel efficiency standards, or other measures, could in the future have a material impact on us, our customers, or the markets we serve, thereby resulting in a material adverse effect on our financial condition or results of operation. For example, customers in the transportation (automotive and truck) industry could be required to incur greater costs in order to comply with such initiatives, which could have an adverse impact on their profitability or viability. This could in turn lead to further changes in the structure of the transportation industry that could reduce demand for our products. We are also reliant on energy to manufacture our products, with our operating costs being subject to increase if energy costs rise. If new regulations would result in higher energy costs we may not be able to recover our operating cost increases through production efficiencies and price increases. Increases in energy prices for any reason (including as a result of new initiatives related to climate change) will increase our operating costs and likely reduce our profitability.

The Company, its suppliers and customers are located in areas that may be subject to damage or disruption due to changes in weather severity (i.e. floods, hurricanes, fires, etc.). Although the Company maintains property and business interruption insurance, damage from a weather event or disruption in the supply chain or customer demand may not be fully covered by our insurance and could cause a material adverse impact on our business. In addition, changes in weather severity may result in sufficient insurance availability to be limited or the price of insurance to materially increase. If the Company is unable to obtain sufficient insurance coverage or the cost of insurance materially increases, the Company’s financial condition and results of operation could be materially impacted.

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
We maintain property, business interruption, stop loss for health care and workers' compensation, director and officer, product liability, cyber, and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts, or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers may challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.
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
Tax audits may also negatively impact our business, financial condition, and results of operations. We are subject to continued examination of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. We regularly evaluate the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Outcomes from examinations may have a negative impact on our future financial condition and operating results.
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
Failures of our IT systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguards on our systems and mitigate potential risks, our actions may not be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.
Risks Related to Economic Conditions
The recent coronavirus (COVID-19) outbreak has adversely impacted our business and could in the future have a material adverse impact on our business, results of operation, financial condition and liquidity, the nature and extent of which is highly uncertain.
The global outbreak of the coronavirus (COVID-19) has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders, business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where feasible. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to the Company due to the interconnected nature of our business relationships. The extent to which COVID-19 will impact our ongoing business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the control of the spread of the virus, spread of new strains of the virus, additional actions taken by governmental authorities, and the ability to vaccinate the general population.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in three countries, United States, Canada and Mexico. Four of the production facilities are owned and the remaining three are leased. On November 5, 2020, the Company announced it will close the manufacturing facility located in Batavia, Ohio and completed the closure in the fourth quarter of 2021. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. All owned facilities are subject to liens securing the Company's obligations under our revolving and term loans as described in Note 9, Debt to the Consolidated Financial Statements included herein.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
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

Core Molding Technologies, Inc.		High	Low
Fourth Quarter	2021	$12.00	$8.16
Third Quarter	2021	17.35	11.41
Second Quarter	2021	16.00	11.01
First Quarter	2021	14.92	11.08

Fourth Quarter	2020	$14.23	$7.69
Third Quarter	2020	10.82	3.81
Second Quarter	2020	5.35	1.03
First Quarter	2020	3.50	1.50
The Company's common stock was held by 339 holders of record on March 10, 2022.
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2021:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	636,436	$9.85	714,686
We repurchased 7,237 shares of our common stock during the year ended December 31, 2021. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards. Details of the repurchases of our common stock during the three months ended December 31, 2021, are included in the following table:

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
October 1 to 31, 2021	—	$—	—	—
November 1 to 30, 2021	—	—	—	—
December 1 to 31, 2021	—	—	—	—
Total	—	—	—	—

ITEM 6. [RESERVED]

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K: business conditions in the plastics, transportation, power sports, utilities and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; the adverse impact of coronavirus (COVID-19) global pandemic on our business, results of operations, financial position, liquidity or cash flow, as well as impact on customers and supply chains; safety and security conditions in Mexico and Canada; fluctuations in foreign currency exchange rates; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; ability to accurately quote and execute manufacturing processes for new business; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; a work stoppage or labor disruption at one of our union locations or one of our customer or supplier locations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of sufficient capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.
DESCRIPTION OF THE COMPANY
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2021 the Company's operating segment consisted of one component reporting unit, which changed from two component reporting units in prior periods. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, power sports, construction and agriculture, building products and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in three countries, United States, Canada and Mexico. On November 5, 2020, the Company announced it will close the manufacturing facility located in Batavia, Ohio and completed the closure in the fourth quarter of 2021.
BUSINESS OVERVIEW
General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs, and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.
Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The Company's largest market, North American truck, which is highly cyclical, accounted for 41%, 43%, and 58% of the Company’s product revenue for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Results of 2021 Overview
Operating income increased to $11,068,000 for the year ended December 31, 2021 compared to $10,390,000 for the year ended December 31, 2020 on a product sales increase of 35%. Higher demand from our customers and successful launch of new customer programs were the primary drivers of the sales increase. The increase in operating income was largely due to the increase in sales and higher fixed cost leverage offset by raw material cost inflation and closure costs related to the Company's Batavia, Ohio manufacturing facility.
The Company's product sales for the year ended December 31, 2021 compared to the same period of 2020 by market are as follows (in thousands):

	2021	2020
Medium and heavy-duty truck	$114,805	$91,078
Power sports	60,230	35,226
Building products	44,981	41,026
Industrial and utilities	27,227	16,400
All other	36,782	26,850
Net product revenue	$284,025	$210,580
For the year ended December 31, 2021, the Company experienced larger than normal increases in raw material costs totaling $28,172,000 and customer demand disruptions due to customer supply chain challenges. The Company was able to recoup approximately $19,080,000 in material cost increases from customers, which is included within product sales. Due to customer contractual limitations, the Company was not able to recoup all of its raw material price increases during the year ended December 31, 2021.
The Company incurred operating losses, including closure costs, for the year ended December 31, 2021 of $2,581,000, for the closure of its Batavia, Ohio facility. The Company initially planned to complete the closure of the facility in the first half of 2021 but was delayed to ensure an orderly transition of customer products to other Core facilities as well as other third-party suppliers. The Company completed the closure of the facility in the fourth quarter of 2021 and does not anticipate any additional costs of shuttering the facility.
For the year ended December 31, 2021, the Company recorded net income of $4,671,000 or $0.55 per basic and diluted share, compared with net income of $8,165,000, or $0.98 per basic and diluted share for the year ended December 31, 2020.

Forward Looking
Looking forward, based on customers' forecasts and anticipated new program launches, the Company expects sales for 2022 to increase compared to 2021. Customers in the medium and heavy-duty truck, power sports, utilities and industrial markets are forecasting higher demand in 2022. The Company launched new programs in the power sports and utilities markets in 2021 and expects to launch new programs in several different markets in 2022. We expect ongoing customer supply chain disruptions may continue which will cause sporadic reductions to customers' forecasts.

The Company anticipates most raw material costs to remain elevated in 2022, including thermoset resins and fiberglass. The Company did experience a decrease in commodity resin prices in the fourth quarter of 2021 and based on industry forecasts for commodity resins, the Company anticipates additional decreases in commodity resins in 2022. The Company will continue to pursue customer price increases to recover our higher raw material costs where such increases will not have a significant negative impact on demand. In the first quarter of 2022, the Company successfully negotiated surcharge increases with customers without contractual raw material adjustment obligations in order to recover higher raw material costs, which should reduce the amount of unrecovered raw material cost increases in 2022.

Labor markets in all Company locations have tightened in 2021 and the Company anticipates the markets to remain tight. The Company has had to raise wages and create other solutions in order to hire and retain workers. If labor costs continue to increase, the Company will continue to pursue customer price increases, where such increases will not have a significant negative impact on demand.
2021 Compared to 2020
Net sales for the years ended December 31, 2021 and 2020 totaled $307,483,000 and $222,356,000, respectively. Included in total sales were tooling project sales of $23,458,000 and $11,776,000 for the years ended December 31, 2021 and 2020, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the year ended December 31, 2021 were $284,025,000 compared to $210,580,000 for the same period in 2020. The increase in sales is primarily the result of higher demand from the heavy-duty truck, power sports, and consumer product markets and the recoupment of raw material inflation costs.
Gross margin was approximately 13.4% of sales for the year ended December 31, 2021, compared with 15.5% for the year ended December 31, 2020. The gross margin percentage decrease was due to net changes in selling price and raw material cost of 4.8% offset by favorable product mix and production efficiencies of 0.5% and higher fixed cost leverage of 2.3%.

Included in selling, general and administrative (“SG&A”) for the year ended December 31, 2021 are closure costs of $2,027,000 related to the manufacturing facility in Batavia, Ohio. Excluding closing costs, remaining SG&A costs for the year ended December 31, 2021 totaled $28,249,000, compared to $24,084,000 in 2020. The increase in SG&A expense primarily resulted from higher labor and benefit costs of $1,355,000, insurance costs of $505,000 and higher travel costs of $233,000. SG&A expenses for the year ended December 31, 2020 were favorably impacted from COVID-19 related government subsidies of $1,416,000, which the Company did not receive in 2021.
Interest expense totaled $2,311,000 for the year ended December 31, 2021, compared to interest expense of $5,923,000 for the year ended December 31, 2020. The decrease in interest expense was primarily due to incurring for the year ended December 31, 2020 a loss on termination of interest rate swaps of $1,253,000 and a one-time expense related to the deferred loan costs for the debt refinancing of $583,000. As a result of restructuring of the Company's debt in 2020, the Company has lower average outstanding debt balance and lower interest rates during the year ended 2021, when compared to 2020.
Income tax expense was approximately $4,248,000 of total income before income taxes for the year ended December 31, 2021. The Company’s income tax expense for the year ended December 31, 2021 includes statutory foreign tax expense from foreign taxable income offset by tax benefits, net of valuation allowances, for tax losses in the United States. Income tax benefit for the year ended December 31, 2020 was $3,618,000 and includes net valuation allowance change of $2,074,000 and a rate benefit of $3,205,000 based on losses being carried back to years where the Company paid tax at 34% compared to the valuation of the losses being recorded at the 21% current U.S. statutory tax rate.
The Company recorded net income for 2021 of $4,671,000 or $0.55 per basic and diluted share, compared with net income of $8,165,000 or $0.98 per basic and diluted share for 2020.
Comprehensive income totaled $4,371,000 in 2021, compared to a comprehensive income of $8,170,000 in 2020. The decrease was primarily related to a decrease in net income of $3,494,000 and a net decrease in hedging activities of $191,000.

2020 Compared to 2019
Net sales for the years ended December 31, 2020 and 2019 totaled $222,356,000 and $284,290,000, respectively. Included in total sales were tooling project sales of $11,776,000 and $15,303,000 for the years ended December 31, 2020 and 2019, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period -to-period basis. Product sales, excluding tooling project sales, for the year ended December 31, 2020 were $210,580,000 compared to $268,987,000 for the same period in 2019. This decrease in sales is primarily the result of lower cyclical demand from truck customers as well as lower demand from most all customers as a result of COVID-19, offset by the increase in demand from customers in building products industry.
Gross margin was approximately 15.5% of sales for the year ended December 31, 2020, compared with 7.6% for the year ended December 31, 2019. The gross margin increase, as a percent of sales, was due to favorable product mix and production efficiencies of 8.4% and changes in selling price and material costs of 1.0%, offset by lower leverage of fixed costs of 1.5%.
Selling, general and administrative expense (“SG&A”) totaled $24,084,000 in 2020, compared to $28,934,000 in 2019. The decrease in SG&A expense primarily resulted from lower professional and outside services of $2,023,000, government subsides received in 2020 enacted as a result of COVID-19 of $1,416,000, and lower travel costs of $783,000.
The Company incurred a goodwill impairment of $4,100,000 during the year ended December 31, 2019. In 2019, the Company incurred lower profit margins caused by selling price decreases that the Company had not been able to fully offset with material cost reductions.
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
Income tax benefit was approximately 80% of total income before income taxes in 2020 and 2% of total loss in 2019. The Company’s effective tax rate reflects the effects of taxable income and taxable losses being generated in tax jurisdictions with different tax rates, and in 2020 a net valuation allowance charge at 34% compared to the valuation of the losses being recorded at 21% current U.S. statutory tax rate.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of December 31, 2021 and 2020, the Company had no outstanding foreign exchange contracts and no outstanding interest rate swaps.
Cash provided by operating activities totaled $12,546,000 for the year ended December 31, 2021. Net income of $4,671,000 positively impacted operating cash flows. Non-cash deductions included in net income from depreciation and amortization and share based compensation amounted to $11,616,000 and $1,886,000, respectively. An increase in working capital resulted in a decrease in cash provided of $5,895,000. The decrease in cash from working capital was primarily related to a decrease in accounts receivable, inventory and other current assets, offset by an increase in accounts payable and accrued and other liabilities.
Cash used in investing activities totaled $11,415,000 for the year ended December 31, 2021, primarily related to purchases of property, plant and equipment for additional capacity, new programs and equipment improvements at the Company’s production facilities. Included in the $11,415,000 is expenditures of $4,855,000 on the DLFT capacity expansion in

Matamoros, Mexico. The Company anticipates spending approximately $14,800,000, including approximately $2,200,000 to complete its DLFT expansion during 2022 on property, plant and equipment purchases for all of the Company's operations. The Company plans on using cash from operations, its revolving line of credit or additional term loans to finance capital expenditures. At December 31, 2021, purchase commitments for capital expenditures in progress were approximately $5,315,000.
Cash received from financing activities totaled $884,000 for the year ended December 31, 2021. Cash activity primarily consisted of net borrowings of revolving loans of $4,004,000, offset by repayments of principal on outstanding term loans of $3,022,000.
At December 31, 2021, the Company had $6,146,000 of cash on hand and an available revolving line of credit of $24,337,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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
At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.00% per annum, (b) the Federal Funds Rate plus 0.50%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% at December 31, 2021 and 2020.
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
The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of December 31, 2021 and 2020.
Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.
FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”), the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, a term loan in the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. The security deposit of $1,200,000 is located in other non-current assets on the balance sheet. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly.

Following the advance of funds by FGI, the FGI Term Loans are to be repaid in monthly principal and interest installments of $117,000 for the first 12 months, $246,000 for the subsequent 59 months and $1,446,000 due on October 31, 2026, subject to certain optional and mandatory repayment terms. The Company’s obligations under the Master Security Agreement are secured by certain machinery and equipment of the guarantors located in Mexico, and real property of Core Composites de Mexico, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, located in Matamoros, Mexico.
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
At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.25% and 4.75% as of December 31, 2021 and 2020, respectively.
The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has available $24,337,000 of available rate revolving loans of which $4,424,000 is outstanding as of December 31, 2021. As of December 31, 2020, the Company had $19,223,000 of available rate revolving loans of which $420,000 was outstanding.
The WF Revolving Loan contains the same covenants as the WF Term Loans.
Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of December 31, 2021 and 2020, the Company had one Letter of Credit outstanding for $160,000.
In conjunction with the October debt refinancing, the Company incurred debt origination fees of $1,730,000 related to the Wells Fargo financing, which is being amortized over the life of the Credit Agreement, which expires on November 30, 2024. In addition, the Company incurred debt origination fees of $308,000 related to the FGI Term Loan, which is being amortized over the life of the FGI Term Loan, which expires on October 31, 2026. The aggregate unamortized deferred financing fees as of December 31, 2021 and 2020 totaled $1,478,000 and $1,957,000, respectively.
KeyBank Loan
On December 31, 2019, the Company had a term loan and revolving loan balance of $38,250,000 and $12,008,000 with Key Bank National Association, respectively. The Company’s term loan and revolving loan had variable interest rates of 6.30% and 6.04%, respectively at December 31, 2019.
Interest Rate Swaps
The Company entered into two interest rate swap agreements that became effective January 18, 2018, one of which was designated as a cash flow hedge for $25,000,000 and the other designated as a cash flow hedge for $10,000,000 to the Company’s subsidiary. Under these agreements, the Company paid a fixed rate of 2.49% to the counterparty and received a 30-day LIBOR for both cash flow hedges. Concurrent with the closing of the KeyBank credit agreement , the Company settled both outstanding interest rate swaps, which resulted in a loss and cash outflow of $1,253,000. These results were categorized as interest expense and operating activities in the Statement of Operations and Statement of Cash Flow, respectively. Due to the settlement, the fair value of the interest rate swaps was $0 at December 31, 2021 and December 31, 2020.
Shelf Registration
On December 11, 2020 the Company filed a new universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, which became effective on December 16, 2020. The Registration Statement replaces an existing shelf Registration Statement which expired on November 14, 2020. The Registration Statement registered common stock, preferred stock, debt securities, warrants, depositary shares, rights, units, and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term.
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
The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2021:

	2022	2023	2024	2025	2026 and after	Total
Long-term debt	$4,428,000	$4,601,000	$11,585,000	$2,563,000	$3,495,000	$26,672,000
Interest(A)	1,449,000	1,196,000	895,000	404,000	170,000	4,114,000
Operating lease obligations	1,567,000	1,468,000	1,473,000	783,000	698,000	5,989,000
Contractual commitments for capital expenditures	5,315,000	—	—	—	—	5,315,000
Post retirement benefits	1,391,000	511,000	489,000	493,000	6,196,000	9,080,000
Total	$14,150,000	$7,776,000	$14,442,000	$4,243,000	$10,559,000	$51,170,000
(A)    Variable interest rates were as of December 31, 2021.
As of December 31, 2021 and 2020, the Company had no significant off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, goodwill and other long-lived assets, self-insurance, post retirement benefits, revenue recognition and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $90,000 allowance for doubtful accounts is needed at December 31, 2021 and $41,000 at December 31, 2020. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $222,000 at December 31, 2021 and $179,000 at December 31, 2020. There have been no material changes in the methodology of these calculations.
Inventories
Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $362,000 at December 31, 2021 and $546,000 at December 31, 2020.
Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2021, 2020, and 2019.
Goodwill
The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and requires these assets be reviewed for impairment at the reporting unit level.
The annual impairment tests of goodwill may be completed through qualitative assessments; however the Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for the reporting unit in any period. The Company may resume the qualitative assessment for the reporting unit in any subsequent period.
Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment for the reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of the reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.
The Company performed a qualitative analysis for the years end December 31, 2021 and 2020 and determined there was no impairment of the Company’s goodwill.
Due to the Company's financial performance and depressed stock price, the Company performed a quantitative analysis at September 30, 2019. During 2019, the Company incurred a loss of margin caused by selling price decreases that the Company was not able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill.
Self-Insurance
The Company is self-insured with respect to Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2021 and December 31, 2020 of $916,000 and $933,000, respectively.
Post Retirement Benefits
Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 - Post Retirement Benefits. The Company had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,080,000 at December 31, 2021 and $9,109,000 at December 31, 2020.
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
Certain tooling programs include an enforceable right to payment. In those cases, the Company recognizes revenue over time based on the extent of progress towards completion of its performance obligation. The Company uses a cost-to-cost measure of progress for such contracts because it best depicts the transfer of value to the customer and also correlates with the amount of consideration to which the entity expects to been titled in exchange for transferring the promised goods or services to the customer. Under the cost-to-cost measure of progress, progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
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
As of December 31, 2021 the Company had a net deferred tax asset of $521,000 consisting of a liability of $572,000 related to tax positions in the United States, an asset of $252,000 related to tax positions in Canada and a liability of $841,000 related to tax positions in Mexico. The deferred tax liabilities are in other non-current liabilities on the Consolidated Balance Sheet. During 2020, the Company recorded a valuation allowance of $3,168,000 against the entire state and local net loss carryforward and a portion of the interest limitation carryforward, due to cumulative losses in the United States over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination.
Recent Accounting Pronouncements
Current expected credit loss (CECL)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments -Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016 -13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In November 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under SEC rules, until fiscal years beginning after December 15, 2022. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
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
Core Molding Technologies has the following three items that are sensitive to market risks at December 31, 2021: (1) Term Loans and Revolving Loan which bear a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican Pesos or Canadian Dollars with United States dollars to meet certain obligations that arise due to operations at the facilities located in Mexico or Canada; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices certain feedstocks, transportation costs, as well as processing capacity versus demand.

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
Assuming a hypothetical 10% increase in raw material costs, Core Molding Technologies would be impacted, which would have an adverse effect on operating margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and Schedule II (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Crowe LLP

We have served as the Company's auditor since 2009.

Franklin, Tennessee
March 11, 2022

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)

	Years Ended December 31,
	2021	2020	2019

Net sales	$307,483	$222,356	$284,290

Total cost of sales	266,139	187,882	262,784

Gross margin	41,344	34,474	21,506

Selling, general and administrative expense	30,276	24,084	28,934
Goodwill impairment	—	—	4,100
Total expenses	30,276	24,084	33,034

Operating income (loss)	11,068	10,390	(11,528)

Other income and expense
Net periodic post-retirement benefit	(162)	(80)	(94)
Net interest expense	2,311	5,923	4,144
Total other income and expense	2,149	5,843	4,050

Income (loss) before income taxes	8,919	4,547	(15,578)

Income taxes:
Current	4,615	(5,713)	705
Deferred	(367)	2,095	(1,060)
Total income taxes	4,248	(3,618)	(355)

Net income (loss)	$4,671	$8,165	$(15,223)

Net income (loss) per common share:
Basic	$0.55	$0.98	$(1.94)
Diluted	$0.55	$0.98	$(1.94)

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$4,671	$8,165	$(15,223)

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	—	(452)	1,202
Income tax benefit (expense)	—	98	(286)

Interest rate hedging derivatives:
Unrealized benefit (loss)	—	705	(641)
Income tax benefit (expense)	—	(160)	146

Post retirement benefit plan adjustments:
Net actuarial gain (loss)	89	283	(985)
Prior service costs	(496)	(496)	(496)
Income tax benefit	107	27	313

Comprehensive income (loss)	$4,371	$8,170	$(15,970)

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$6,146	$4,131
Accounts receivable, net	36,536	27,584
Inventories, net	25,129	18,360
Income tax receivable	2,232	2,026
Prepaid expenses and other current assets	5,099	4,377
Total current assets	75,142	56,478

Right of use asset	5,577	2,754
Property, plant and equipment, net	75,897	74,052

Deferred tax asset	521	929
Goodwill	17,376	17,376
Intangibles, net	9,567	11,516
Other non-current assets	2,040	2,403
Total Assets	$186,120	$165,508

Liabilities and Stockholders' Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,943	$2,535
Current portion of revolving debt	4,424	420
Accounts payable	22,695	16,994
Taxes payable	2,332	2,613
Contract liabilities	6,256	1,319
Accrued liabilities:
Compensation and related benefits	7,532	8,305
Other	5,870	3,809
Total current liabilities	53,052	35,995

Other non-current liabilities	4,033	2,560
Long-term debt	21,251	25,198
Post retirement benefits liability	7,689	7,823
Total Liabilities	86,025	71,576
Commitments and Contingencies
Stockholders' Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 8,235,740 at December 31, 2021 and 7,980,516 at December 31, 2020	82	80
Paid-in capital	38,013	36,127
Accumulated other comprehensive income, net of income taxes	1,075	1,375
Treasury stock — at cost, 3,818,166 shares at December 31, 2021 and 3,810,929 shares at December 31, 2020	(28,617)	(28,521)
Retained earnings	89,542	84,871
Total Stockholders' Equity	100,095	93,932
Total Liabilities and Stockholders' Equity	$186,120	$165,508
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	7,776,164	$78	$33,208	$2,117	$(28,403)	$91,929	$98,929
Net loss						(15,223)	(15,223)
Change in post retirement benefits net of tax of $313,000				(1,168)			(1,168)
Unrealized foreign currency hedge loss net of tax $286,000				916			916
Change in interest rate swaps net of tax $146,000				(495)			(495)
Purchase of treasury stock	(16,047)				(98)		(98)
Restricted stock vested	117,828	1					1
Share-based compensation			1,564				1,564
Balance at December 31, 2019	7,877,945	$79	$34,772	$1,370	$(28,501)	$76,706	$84,426
Net income						8,165	8,165
Change in post retirement benefits net of tax $27,000				(186)			(186)
Unrealized foreign currency hedge gain net of tax of $98,000				(354)			(354)
Change in interest rate swaps net of tax $160,000				545			545
Purchase of treasury stock	(4,574)				(20)		(20)
Restricted stock vested	107,145	1					1
Share-based compensation			1,355				1,355
Balance at December 31, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						4,671	4,671
Change in post retirement benefits net of tax $107,000				(300)			(300)
Purchase of treasury stock	(7,237)				(96)		(96)
Restricted stock vested	262,461	2					2
Share-based compensation			1,886				1,886
Balance at December 31, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,671	$8,165	$(15,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,616	11,662	10,376
Deferred income taxes	(475)	1,097	(873)
Goodwill impairment	—	—	4,100
Mark-to-market of interest rate swap	—	—	67
Share-based compensation	1,886	1,355	1,564
Loss on disposal of assets	571	—	—
Loss on foreign currency	172	237	33
Change in operating assets and liabilities:
Accounts receivable	(8,952)	4,840	13,044
Inventories	(6,769)	3,322	4,083
Prepaid and other assets	(565)	(2,018)	2,587
Accounts payable	5,346	(3,142)	(4,849)
Accrued and other liabilities	5,481	2,910	3,420
Post retirement benefits liability	(436)	(264)	(1,628)
Net cash provided by operating activities	12,546	28,164	16,701
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,569)	(3,683)	(7,460)
Proceeds from sale of property, plant and equipment	154	—	—
Net cash used in investing activities	(11,415)	(3,683)	(7,460)
Cash flows from financing activities:
Gross borrowings on revolving loans	49,610	56,793	194,414
Gross repayment on revolving loans	(45,606)	(68,381)	(199,782)
Proceeds from term loan	—	30,165	—
Payment of principal of term loan	(3,022)	(38,725)	(3,375)
Payment of deferred loan costs	(2)	(2,038)	(435)
Payments related to the purchase of treasury stock	(96)	(20)	(98)
Net cash provided by (used in) financing activities	884	(22,206)	(9,276)
Net change in cash and cash equivalents	2,015	2,275	(35)
Cash and cash equivalents at beginning of year	4,131	1,856	1,891
Cash and cash equivalents at end of year	$6,146	$4,131	$1,856
Cash paid for:
Interest	$1,840	$3,854	$3,869
Income taxes	$5,067	$570	$1,284
Non Cash:
Fixed asset purchases in accounts payable	$329	$147	$158
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Basis of Presentation
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2021 the Company's operating segment consisted of one component reporting unit, which changed from two component reporting units in prior periods. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, power sports, construction and agriculture, building products and other industrial markets. The Company offers customers a wide range of manufacturing processes to fit various program volume and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates seven production facilities in Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products. On November 5, 2020, the Company announced it will close the manufacturing facility located in Batavia, Ohio and completed the closure in the fourth quarter of 2021.
2.    Summary of Significant Accounting Policies
Principles of Consolidation - The accompanying consolidated financial statements include the accounts of all subsidiaries after elimination of all intercompany accounts, transactions, and profits.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Significant estimates relate to allowances for doubtful accounts, inventory reserves, self-insurance reserves related to healthcare and workers compensation, deferred taxes, post retirement benefits, progress billings for tooling, goodwill and long-lived assets. Actual results could differ from those estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic as well as other factors.
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
Certain tooling programs include an enforceable right to payment. In those cases, the Company recognizes revenue over time based on the extent of progress towards completion of its performance obligation. The Company uses a cost-to-cost measure of progress for such contracts because it best depicts the transfer of value to the customer and also correlates with the amount of consideration to which the entity expects to be titled in exchange for transferring the promised goods or services to the customer. Under the cost-to-cost measure of progress, progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $6,146,000 cash on hand at December 31, 2021 and had $4,131,000 cash on hand at December 31, 2020.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $90,000 allowance for doubtful accounts is needed at December 31, 2021 and $41,000 at December 31, 2020. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $222,000 at December 31, 2021 and $179,000 at December 31, 2020. There have been no material changes in the methodology of these calculations.
Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $362,000 at December 31, 2021 and $546,000 at December 31, 2020.
Inventories, net consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials and components	$17,160	$11,640
Work in process	1,976	1,679
Finished goods	5,993	5,041
Total inventories, net	$25,129	$18,360
Contract Assets/Liabilities - Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are generally classified as current and are included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Contract assets as of December 31, 2021 and 2020 are $17,000 and $554,000, respectively. During the years ended December 31, 2021 and December 31, 2020, the Company recognized no impairments on contract assets. Contract liabilities are generally classified as current on the Consolidated Balance Sheets as of December 31, 2021 and 2020. The Company recognized $5,820,000 and $6,828,000 for the years ended December 31, 2021 and 2020, respectively, corresponding with revenue from contract liabilities related to jobs outstanding at December 31, 2020 and December 31, 2019, respectively.
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
Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2021, 2020 and 2019. The Company completed the closure of the manufacturing facility located in Batavia, Ohio as of December 31, 2021, and recognized a loss of $571,000 on the disposal of long-lived assets at December 31, 2021.
Goodwill - The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and requires these assets be reviewed for impairment at the reporting unit level.
The annual impairment tests of goodwill may be completed through qualitative assessments; however the Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for the reporting unit in any period. The Company may resume the qualitative assessment for the reporting unit in any subsequent period.
Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment for the reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of the reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.
The Company performed a qualitative analysis for the years end December 31, 2021 and 2020 and determined there was no impairment of the Company’s goodwill.
Due to the Company's financial performance and depressed stock price, the Company performed a quantitative analysis at September 30, 2019. During 2019, the Company incurred a loss of margin caused by selling price decreases that the Company was not able to fully offset with material cost reductions. As a result of the quantitative analysis, the Company concluded that the carrying value was greater than the fair value, which resulted in a goodwill impairment charge of $4,100,000 at September 30, 2019 representing 19% of the goodwill.
Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 11 - Income Taxes.
Self-Insurance - The Company is self-insured with respect to Columbus and Batavia, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus and Batavia, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2021 and December 31, 2020 of $916,000 and $933,000, respectively.
Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain employees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $9,080,000 at December 31, 2021 and $9,109,000 at December 31, 2020.
Fair Value of Financial Instruments - The Company's financial instruments historically consist of long-term debt, revolving loans, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value. Further detail is located in Note 14 - Fair Value of Financial Instruments.
Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. The Company had five major customers during the year end December 31, 2021, BRP, Inc. (“BRP”), Navistar, Inc. (“Navistar ”), PACCAR, Inc. (“PACCAR”), Universal Forest Products, Inc. (“UFP”), and Volvo

Group North America, LLC (“Volvo”). Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. Sales to five major customers comprised 63%, 70% and 70% of total sales in 2021, 2020 and 2019, respectively (see Note 4 - Major Customers). Concentrations of accounts receivable balances with five customers accounted for 55% and 64% of accounts receivable at December 31, 2021 and 2020, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations.
As of December 31, 2021, the Company employed a total of 1,584 employees, which consisted of 544 employees in the United States, 835 employees in Mexico and 205 employees in Canada. The salary workforce consisted of 329 employees, while 1,255 employees were hourly. Four plant locations making up 71.5% of the workforce are covered by collective bargaining agreements (1 in the United States, 1 in Canada and 2 in Mexico).
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	283
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	January 21, 2023	633
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2021	166
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 1, 2023	51
The Company is currently negotiating an extension to the Cobourg, Canada collective bargaining agreement.
Earnings per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method. Certain of the Company's restricted shares are entitled to receive dividends and voting rights applicable to the Company's common stock, irrespective of any vesting requirement. These restricted shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share. A detailed computation of earnings per share is located in Note 3 - Net Income (Loss) per Common Share.
Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $1.3 million, $1.2 million and $1.2 million in 2021, 2020 and 2019.
Foreign Currency - The functional currency for the Mexican and Canadian operations is the United States Dollar. All foreign currency asset and liability amounts are remeasured into United States Dollars at end-of-period exchange rates. Income statement accounts are translated at the weighted monthly average rates. Gains and losses resulting from translation of foreign currency financial statements into United States Dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency translation and transaction activity is included in selling, general and administrative expense. This activity resulted in an expense of $149,000, $214,000 and $229,000 in 2021, 2020 and 2019, respectively.
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
Facilitation of the Effects of Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-4, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.
3.    Net Income (Loss) per Common Share
Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock appreciation rights and restricted stock under the treasury stock method.
On May 13, 2021, the Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan provides restricted stock award recipients voting rights equivalent to the Company's common stock and accrual of dividends but not receipt of dividends until all conditions or restrictions related to such award have been satisfied. Accordingly, the restricted shares are not considered participating shares. The 2006 Plan provides restricted stock award recipients voting rights equivalent to the Company’s common stock and accrual and receipt of dividends irrespective of any conditions or restrictions related to such award being satisfied. Accordingly, the restricted shares granted from the 2006 Plan are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share.
The computation of basic and diluted net income (loss) per common share is as follows (in thousands):

	December 31,
	2021	2020	2019
Net income (loss)	$4,671	$8,165	$(15,223)
Less: net income allocated to participating securities	232	424	—
Net income (loss) available to common shareholders	$4,439	$7,741	$(15,223)

Weighted average common shares outstanding — basic	8,062	7,936	7,830
Effect of dilutive securities	—	3	—
Weighted average common and potentially issuable common shares outstanding — diluted	8,062	7,939	7,830

Basic net income (loss) per common share	$0.55	$0.98	$(1.94)
Diluted net income (loss) per common share	$0.55	$0.98	$(1.94)

The computation of basic and diluted net income per participating share is as follows (in thousands):

	December 31,
	2021	2020	2019
Net income allocated to participating securities	$232	$424	—

Weighted average participating shares outstanding — basic	422	434	300
Effect of dilutive securities	—	—	—
Weighted average participating and potentially issuable participating shares outstanding — diluted	422	434	300

Basic net income per participating share	$0.55	$0.98	$—
Diluted net income per participating share	$0.55	$0.98	$—
4.Major Customers
The Company had five major customers during the year ended December 31, 2021, BRP, Navistar, PACCAR, UFP, and Volvo. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the years ended December 31 (in thousands):

	2021	2020	2019
BRP product sales	$35,078	$20,269	$16,774
BRP tooling sales	2,735	1,662	4,208
Total BRP sales	37,813	21,931	20,982

Navistar product sales	39,546	33,656	54,798
Navistar tooling sales	6,962	6,569	2,084
Total Navistar sales	46,508	40,225	56,882

PACCAR product sales	33,545	27,997	44,543
PACCAR tooling sales	2,016	507	1,525
Total PACCAR sales	35,561	28,504	46,068

UFP product sales	38,292	38,530	25,395
UFP tooling sales	—	—	—
Total UFP sales	38,292	38,530	25,395

Volvo product sales	35,854	23,538	48,487
Volvo tooling sales	123	2,186	262
Total Volvo sales	35,977	25,724	48,749

Other product sales	101,710	66,590	78,990
Other tooling sales	11,622	852	7,224
Total other sales	113,332	67,442	86,214

Total product sales	284,025	210,580	268,987
Total tooling sales	23,458	11,776	15,303
Total sales	$307,483	$222,356	$284,290

5.    Foreign Operations
Primarily all of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2021	2020	2019
United States	$191,667	$136,424	$178,953
Mexico	88,952	64,942	79,761
Canada	22,642	16,827	16,988
Other	4,222	4,163	8,588
Total	$307,483	$222,356	$284,290
The following table provides information related to the location of property, plant and equipment, net, as of December 31 (in thousands):

	2021	2020
United States	$33,823	$36,698
Mexico	34,250	29,537
Canada	7,824	7,817
Total	$75,897	$74,052
6.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following at December 31 (in thousands):

	2021	2020
Land and land improvements	$6,009	$6,009
Buildings	43,901	43,545
Machinery and equipment	124,760	121,382
Tools, dies, and patterns	2,225	2,195
Additions in progress	6,605	1,422
Total	183,500	174,553
Less accumulated depreciation	(107,603)	(100,501)
Property, plant and equipment, net	$75,897	$74,052
Additions in progress at December 31, 2021 and 2020 relate to building improvements and equipment purchases that were not yet completed and placed in service at year end. At December 31, 2021, commitments for capital expenditures in progress were $5,315,000 and included $329,000 recorded on the balance sheet in accounts payable. At December 31, 2020, commitments for capital expenditures in progress were $677,000, and included $145,000 recorded on the balance sheet in accounts payable. Depreciation expense was $9,181,000, $8,659,000 and $8,187,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
7. Leases
The Company has operating leases with fixed and variable payment terms primarily associated with buildings and warehouses. The Company's leases have remaining lease terms of less than one year to five years, some of which include options to extend the lease for five years. Operating leases are included in right-of-use ("ROU") assets, other accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
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
The following table provides information related to the components of lease expense as of December 31 (in thousands):

	2021	2020
Operating lease cost	$1,533	$1,430
Total net lease cost	$1,533	$1,430
The following table provides information related to other supplemental balance sheet information related to operating leases as of December 31, (in thousands):

	2021	2020
Operating lease:
Operating lease right of use assets	$5,577	$2,754
Total operating lease right of use assets	$5,577	$2,754

Current operating lease liabilities (A)	$1,489	$1,023
Noncurrent operating lease liabilities (B)	4,024	1,670
Total operating lease liabilities	$5,513	$2,693
(A)    Current operating lease liability included in "Other Current Accrued Liabilities" on the Consolidated Balance Sheets.
(B)    Noncurrent operating lease liability included in "Other Non-Current Liabilities" on the Consolidated Balance Sheets.

	2021	2020
Weighted average remaining lease term (in years):	4.2	3.5

Weighted average discount rate:	4.1%	5.9%
Other information related to leases as of December 31 (in thousands):

	2021	2020
Cash Paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases (C)	$1,525	$1,455
(C) Cash flow from operating lease included in "Prepaid and other assets" on the Consolidated Statements of Cash Flows.
As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2022	$1,567
2023	1,468
2024	1,473
2025	783
2026	698
Total lease payments	5,989
Less: imputed interest	(476)
Total lease obligations	5,513
Less: current obligations	(1,489)
Long-term lease obligations	$4,024

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2021	$1,215
2022	811
2023	706
2024	705
2025	—
Total lease payments	3,437
Less: imputed interest	(744)
Total lease obligations	2,693
Less: current obligations	(1,023)
Long-term lease obligation	$1,670
8.    Goodwill and Intangibles
Goodwill activity for the year consisted of the following at December 31, (in thousands):

	2021	2020
Balance at beginning of year	$17,376	$17,376
Additions	—	—
Impairment	—	—
Balance at end of year	$17,376	$17,376
Intangible assets at December 31, 2021 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(68)	$182
Trademarks	10 years	1,610	(637)	973
Non-competition Agreement	5 years	1,810	(1,433)	377
Developed Technology	7 years	4,420	(2,499)	1,921
Customer Relationships	10-12 years	9,330	(3,216)	6,114
Total		$17,420	$(7,853)	$9,567
Intangible assets at December 31, 2020 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(58)	$192
Trademarks	10 years	1,610	(476)	1,134
Non-competition Agreement	5 years	1,810	(1,071)	739
Developed Technology	7 years	4,420	(1,869)	2,551
Customer Relationships	10-12 years	9,330	(2,430)	6,900
Total		$17,420	$(5,904)	$11,516
The Company incurred $1,949,000, $1,948,000 and $1,949,000 amortization expense for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, future intangible amortization was follows (in thousands):

Amortization Expense
2022	$1,949
2023	1,602
2024	1,587
2025	951
2026	916
2026 and thereafter	2,562
Total intangibles as of December 31, 2021	$9,567
9.    Debt
Long-term debt consists of the following at (in thousands):

	December 31, 2021	December 31, 2020
Wells Fargo term loans payable	$13,992	$16,390
FGI term loans payable	12,561	13,148
Leaf Capital term loan payable	119	152
Total	26,672	29,690
Less: deferred loan costs	(1,478)	(1,957)
Less: current portion	(3,943)	(2,535)
Long-term debt	$21,251	$25,198
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
At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.00% per annum, (b) the Federal Funds Rate plus 0.50%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.77% as of December 31, 2021 and 2020.
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
The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with its covenants as of December 31, 2021 and 2020.
Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement and a Promissory Note, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, a term loan in the principal amount of $13,200,000 (the “FGI Term Loan”). On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. The security deposit of $1,200,000 is located in other non-current assets on the balance sheet. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly.
Following the advance of funds by FGI, the FGI Term Loans are to be repaid in monthly principal and interest installments of $117,000 for the first 12 months, $246,000 for the subsequent 59 months and $1,446,000 due on October 31, 2026, subject to certain optional and mandatory repayment terms. The Company’s obligations under the Master Security Agreement are secured by certain machinery and equipment of the guarantors located in Mexico, and real property of Core Composites de Mexico, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, located in Matamoros, Mexico.
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
At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.25% and 4.75% as of December 31, 2021 and 2020, respectively.
The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has available $24,337,000 of available rate revolving loans of which $4,424,000 is outstanding as of December 31, 2021. As of December 31, 2020, the Company had $19,223,000 of available rate revolving loans of which $420,000 was outstanding.
The WF Revolving Loan contains the same covenants as the WF Term Loans.
Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of December 31, 2021 and 2020, the Company had one Letter of Credit outstanding for $160,000.
In conjunction with the October debt refinancing, the Company incurred debt origination fees of $1,730,000 related to the Wells Fargo financing, which is being amortized over the life of the Credit Agreement, which expires on November 30, 2024. In addition, the Company incurred debt origination fees of $308,000 related to the FGI Term Loan, which is being amortized over the life of the FGI Term Loan, which expires on October 31, 2026. The aggregate unamortized deferred financing fees as of December 31, 2021 and 2020 totaled $1,478,000 and $1,957,000, respectively.
Annual maturities of long-term debt are as follows (in thousands):

2022	$4,428
2023	4,601
2024	11,585
2025	2,563
2026 and thereafter	3,495
Total	$26,672
KeyBank Loan
On December 31, 2019, the Company had a term loan and revolving loan balance of $38,250,000 and $12,008,000 with Key Bank National Association, respectively. The Company’s term loan and revolving loan had variable interest rates of 6.30% and 6.04%, respectively at December 31, 2019.
Interest Rate Swaps
The Company entered into two interest rate swap agreements that became effective January 18, 2018, one of which was designated as a cash flow hedge for $25,000,000 and the other designated as a cash flow hedge for $10,000,000 to the Company’s subsidiary. Under these agreements, the Company paid a fixed rate of 2.49% to the counterparty and received a 30-day LIBOR for both cash flow hedges. Concurrent with the closing of the KeyBank credit agreement , the Company settled both outstanding interest rate swaps, which resulted in a loss and cash outflow of $1,253,000. These results were categorized as interest expense and operating activities in the Statement of Operations and Statement of Cash Flow, respectively. Due to the settlement, the fair value of the interest rate swaps was $0 at December 31, 2021 and December 31, 2020.
10.    Stock Based Compensation
On May 13, 2021, the Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 714,686 awards. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.
Awards under the 2021 Plan vest over one to three years and shares previously awarded and currently unvested under the 2006 Plan vest over three years. Shares granted under both the 2006 and 2021 Plans vest upon the date of a participant’s death, disability or change in control.
The Company follows the provisions of FASB ASC 718 requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

Restricted Stock
The Company grants shares of its common stock to certain directors and officers in the form of unvested stock (“Restricted Stock”). These awards are measured at the fair value of Core Molding Technologies’ common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2021		2020		2019
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	507,835	$6.35	343,919	$9.37	349,885	$10.62
Granted	250,635	13.74	292,886	4.70	135,268	7.65
Vested	(262,461)	6.89	(107,145)	10.21	(117,828)	13.81
Forfeited	(36,589)	7.66	(21,825)	9.86	(23,406)	15.02
Unvested - end of year	459,420	$9.79	507,835	$6.35	343,919	$9.37
At December 31, 2021 and 2020, there was $3,029,000 and $1,614,000, respectively, of total unrecognized compensation expense. That cost is expected to be recognized over the weighted-average period of 2.1 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2021, 2020 and 2019 was $1,762,000, $1,254,000, and $1,369,000, respectively, and is recorded as selling, general and administrative expense.
Tax deficiencies in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the years ended December 31, 2021, 2020 and 2019 were a tax deficiency of $305,000, $97,000, and $98,000, respectively.
During 2021, 2020 and 2019, employees surrendered 7,237, 4,574 and 16,047 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
Stock Appreciation Rights
As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model, and are amortized ratably as compensation expense over a three year period.
A summary of the Company's stock appreciation rights activity for the years ended December 31, is as follows:

	2021		2020		2019
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Outstanding - beginning of year	180,925	$2.57	222,112	$2.57	—	$—
Granted	—	—	—	—	226,021	2.57
Exercised	—	—	—	—	—	—
Forfeited	(3,909)	2.57	(41,187)	2.57	(3,909)	2.57
Outstanding - end of year	177,016	$2.57	180,925	$2.57	222,112	$2.57
Exercisable - end of year	124,801	$2.57	73,888	$2.57	29,028	$2.57
The average remaining contractual term for SARs outstanding at December 31, 2021 is 2.3 years, with $0 aggregate intrinsic value. At December 31, 2021 and 2020, there was $45,000 and $179,000, respectively, of total unrecognized compensation expense related to SARs. That cost is expected to be recognized over the weighted-average period of 0.3 years.

Total compensation cost related to SARs for the years ended December 31, 2021, 2020 and 2019 was $127,000, $101,000 and $185,000 respectively, all of which was recorded to selling, general and administrative expense.
11.    Income Taxes
Components of the provision for income taxes are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$(388)	$(8,378)	$—
Foreign	4,979	2,660	685
State and local	24	5	20
	4,615	(5,713)	705
Deferred:
Federal	(208)	955	738
Foreign	(167)	1,098	(1,824)
State and local	8	42	26
	(367)	2,095	(1,060)
Provision (benefit) for income taxes	$4,248	$(3,618)	$(355)
A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Provision at United States federal statutory rate	$1,870	$954	$(3,274)
Valuation allowance	1,975	(2,074)	3,267
Net operating loss carryback at 34% tax rate	(137)	(3,205)	—
Effect of foreign taxes	996	790	(209)
State and local tax expense	(237)	(372)	(102)
Other	(219)	289	(37)
Provision (benefit) for income taxes	$4,248	$(3,618)	$(355)
At December 31, 2021, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $17,010,000 and $13,366,000 of the Company's Canadian and Mexican subsidiary, respectively, that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
As of December 31, 2021 the Company had a net deferred tax asset of $521,000 consisting of a net asset of $252,000 related to tax positions in Canada, a net asset of $841,000 related to tax positions in Mexico and a net liability of $572,000 related to tax positions in the United States. During 2021, the Company recorded a valuation allowance of $3,168,000 against the net deferred tax asset in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Deferred tax assets consist of the following at December 31:

	2021	2020
Net operating loss carryforwards	$2,439	$535
Interest limitation carryforwards	1,321	1,033
Accrued liabilities	704	391
Accounts receivable	45	40
Inventory	137	322
Property, plant, and equipment	(5,216)	(5,509)
Post retirement benefits	2,107	2,068
Goodwill and finite-lived assets, net	2,146	2,210
Other, net	6	156
Total deferred tax asset	3,689	1,246
Valuation allowance for deferred tax assets	(3,168)	(1,193)
Total deferred tax asset, net	$521	$53
At December 31, 2021, the Company's estimated net operating loss carryforwards and interest limitation carryforwards in the United States federal tax jurisdiction were $7,905,000 and $6,005,000, respectively. Both carryforwards do not expire. At December 31, 2021, the Company had no net operating loss carryforwards in Canada or Mexico or jurisdictions.
At December 31, 2021 and 2020 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is subject to federal income tax examinations for tax years 2014 through 2017 but the scope of examination is only limited to adjustments resulting from the Net Operating Loss carryback claims from the 2018, 2019, and 2020 tax years. The Company is subject to federal income tax examinations for years 2018 through 2021 with unlimited scope. The Company is not subject to state examinations for years before 2017. The company is not subject to Mexican income tax examinations by Mexican authorities for the years before 2015 and not subject to Canadian income tax examinations by Canadian authorities for the years before 2018.
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
The Company contributes to a multi-employer defined benefit pension plan for its employees represented by the International Association of Machinists and Aerospace Workers ("IAM") at the Company’s Columbus, Ohio production facility. The Company does not administer this plan and contributions are determined in accordance with provisions of the collective bargaining agreement. The risks of participating in this multi-employer plan are different from a single-employer plan in the following aspects:
•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chooses to stop participating in its multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2021 and 2020 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status is for the plan’s year-end at December 31, 2020. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2021	2020		2021	2020
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Red Zone as of 12/31/20	Red Zone as of 12/31/19	Implemented	$716,000	$676,000	Yes	8/7/2025
			Total Contributions:		$716,000	$676,000
(A)The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2020. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week at $1.55 per hour from August 10, 2019 through August 9, 2025. The Company is paying a surcharge of $3.60.
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
The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2021, 2020 and 2019, and will result in net periodic benefit cost reductions of approximately $496,000 in 2022 and each year thereafter during the amortization period.

The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2021 and 2020 and reconciliation with the amounts recognized in the Consolidated Balance Sheets are provided below (in thousands):

	Post Retirement Benefits
	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$9,109	$9,160
Interest cost	161	237
Unrecognized loss (gain)	79	(102)
Benefits paid, net	(269)	(186)
Benefit obligation at December 31	$9,080	$9,109
Plan Assets	—	—
Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(4,618)	$(5,114)
Net loss	3,257	3,351
Total	$(1,361)	$(1,763)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	2.5%	2.0%
The components of expense for all of the Company's post retirement benefit plans for the years ended December 31 (in thousands):

	2021	2020	2019
Pension expense:
Multi-employer plan	$857	$676	$971
Defined contribution plans	1,231	1,173	1,258
Total pension expense	2,088	1,849	2,229

Health and life insurance:
Interest cost	161	235	285
Amortization of prior service credits	(496)	(496)	(496)
Amortization of net loss	173	181	117
Net periodic benefit credit	(162)	(80)	(94)
Total post retirement benefits expense	$1,926	$1,769	$2,135
The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the Consolidated Balance Sheets. For the year ended December 31, 2021, the Company recognized a net actuarial loss of $79,000 which is comprised of differences between actual and expected benefit payments, expenses and balance sheet accruals resulting in a gain of $1,017,000, offset by an actuarial loss of $1,096,000. For the year ended December 31, 2020, the Company recognized a net actuarial gain of $102,000, which is comprised of an actuarial loss of $945,000, offset by differences between actual and expected benefit payments, expenses and balance sheet accrual resulting in a gain of $1,047,000. The net actuarial gain and loss for the years ended December 31, 2021 and 2020, respectively, were recorded in accumulated other comprehensive income.
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2021 and 2020 were a net credit of $1,361,000 and $1,763,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2022 consists of a prior service credit of $496,000 and a net loss of $173,000. In addition, 2022 interest expense related to post retirement healthcare is expected to be $198,000, for a total post retirement healthcare net gain of approximately $125,000 in 2022. The Company expects benefits paid in 2022 to be consistent with estimated future benefit payments as shown in the table below.

The weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 5.4%. The rate is projected to decrease gradually to medical pre age 65 of 5.0%, medical post age 65 of 4.25% and drugs – all ages of 5.0% by the year 2027 and remain at that level thereafter. The comparable assumptions for the prior year were 5.1% and 6.0%, respectively.
The estimated future benefit payments of the health care plan for the next ten years are as follows (in thousands):

Postretirement Health Care Benefits Plan
2022	$1,391
2023	511
2024	489
2025	493
2026	510
2027 and thereafter	5,686
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
The Company’s financial instruments historically consisted of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of December 31, 2021 and December 31, 2020 approximate fair value due to the short-term maturities of these financial instruments. As of December 31, 2021 and 2020, the carrying amounts of the WF Term Loans and WF Revolving Loan approximate fair value due to the short-term nature of the underlying variable rate LIBOR agreements. The FGI Term Loan approximate fair value as of December 31, 2021 and 2020 due to the immaterial movement in interest rates since the Company entered into the Promissory Note on October 20, 2020.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in accumulated other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of December 31, 2021 and 2020 the Company had no outstanding foreign currency derivatives.
Interest Rate Swaps
The Company entered into interest rate swap contracts to fix the interest rate on an initial aggregate amount of $35,000,000 thereby reducing exposure to interest rate changes. The Company paid a fixed rate of 2.49% to the counterparty and receives 30 day LIBOR for both cash flow hedges. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. During the 2020 year, the Company closed the positions, see Note 9 – Debt, for additional information.
Financial statements impacts
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2021	2020	2019		2021	2020	2019
Foreign exchange contracts	$—	$142	$1,499	Cost of goods sold	$—	$526	$272
				Selling, general and administrative expense	$—	$68	$25
Interest rate swaps	$—	$(915)	$(708)	Interest Expense	$—	$(1,620)	$(67)
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of Mexican Peso spend.

15.    Accumulated Other Comprehensive Income
The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2021 and 2020 (in thousands):

	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Total
2020:
Balance at January 1, 2020	$(191)	$1,561	$1,370
Other comprehensive income before reclassifications	(773)	102	(671)
Amounts reclassified from accumulated other comprehensive income	1,026	(315)	711
Income tax (expense) benefit	(62)	27	(35)
Balance at December 31, 2020	$—	$1,375	$1,375

2021:
Balance at January 1, 2021	$—	$1,375	$1,375
Other comprehensive income before reclassifications	—	(84)	(84)
Amounts reclassified from accumulated other comprehensive income	—	(323)	(323)
Income tax (expense) benefit	—	107	107
Balance at December 31, 2021	$—	$1,075	$1,075
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

16.     Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2021:
Product sales	$69,133	$79,117	$67,643	$68,132	$284,025
Tooling sales	3,696	1,344	13,382	5,036	23,458
Net sales	72,829	80,461	81,025	73,168	307,483
Gross margin	12,718	13,736	6,415	8,475	41,344
Operating income (loss)	5,346	6,173	(2,393)	1,942	11,068
Net income (loss)	3,456	4,086	(3,312)	441	4,671
Net income (loss) per common share:
Basic (1)	$0.41	$0.48	$(0.41)	$0.05	$0.55
Diluted (1)	$0.41	$0.48	$(0.41)	$0.05	$0.55

2020:
Product sales	$61,930	$35,847	$54,240	$58,563	$210,580
Tooling sales	2,093	1,959	5,633	2,091	11,776
Net sales	64,023	37,806	59,873	60,654	222,356
Gross margin	10,766	2,903	10,838	9,967	34,474
Operating income (loss)	4,261	(1,206)	4,321	3,014	10,390
Net income (loss)	7,961	(2,272)	3,343	(867)	8,165
Net income (loss) per common share:
Basic (1)	$0.97	$(0.29)	$0.39	$(0.10)	$0.98
Diluted (1)	$0.97	$(0.29)	$0.39	$(0.10)	$0.98

2019:
Product sales	$71,451	$75,440	$67,511	$54,585	$268,987
Tooling sales	815	5,807	7,144	1,537	15,303
Net sales	72,266	81,247	74,655	56,122	284,290
Gross margin	3,149	8,491	6,484	3,382	21,506
Operating income (loss)	(4,017)	1,267	(4,657)	(4,121)	(11,528)
Net income (loss)	(3,845)	209	(6,125)	(5,462)	(15,223)
Net income (loss) per common share:
Basic (1)	$(0.49)	$0.03	$(0.78)	$(0.69)	$(1.94)
Diluted (1)	$(0.49)	$0.03	$(0.78)	$(0.69)	$(1.94)
(1) Sum of the quarters may not sum to total year due to rounding.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a -15(e) of the Exchange Act). Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure of controls and procedures were (i) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act were accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and (ii) effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The Company's independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2021, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.
Changes in Internal Controls
There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2022, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2022, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2022, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2022, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 12, 2022, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
See Part II, Item 8 hereof.
(2) Financial Statement Schedules and Independent Auditor's Report
The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2021, 2020, and 2019
All other schedules are omitted because of the absence of the conditions under which they are required.
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
David L. Duvall
President and Chief Executive Officer
March 11, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons been on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2022

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2022

*
Sandra L. Kowaleski	Director	March 11, 2022

*
Thomas R. Cellitti	Director	March 11, 2022

*
James F. Crowley	Director	March 11, 2022

*
Ralph O. Hellmold	Director	March 11, 2022

*
Matthew Jauchius	Director	March 11, 2022

*
Andrew O. Smith	Director	March 11, 2022

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 11, 2022

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2021, 2020 and 2019.
Reserves deducted from asset to which it applies:
Allowance for Doubtful Accounts

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Year Ended December 31, 2021	$41,000	$51,000	$—	$2,000	$90,000
Year Ended December 31, 2020	$50,000	$27,000	$—	$36,000	$41,000
Year Ended December 31, 2019	$25,000	$4,000	$36,000	$15,000	$50,000
Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(B)	Balance at End of Year
Year Ended December 31, 2021	$179,000	$83,000	$—	$40,000	$222,000
Year Ended December 31, 2020	$476,000	$291,000	$—	$588,000	$179,000
Year Ended December 31, 2019	$2,344,000	$1,316,000	$—	$3,184,000	$476,000
(A)Amount represents uncollectible accounts written off.
(B)Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to filed with the Secretary of State of Delaware on November 6, 1996 Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By- Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Right Agreement, dated as of April 21, 2020 by and between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company as Rights Agent	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

4(a)(2)	Amendment No. 1 to Stockholder Rights Agreement, dates as of March 30, 2021, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 6, 2021

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(b)	Credit Agreement, dated October 27, 2020, between Core Molding Technologies, Inc. and Wells Fargo Bank, National Association, as administrative agent, lead arranger and book runner, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2020

10(b)(1)	Master Security Agreement, dated as of October 20, 2020, among FGI Equipment Finance LLC, Core Molding Technologies, Inc. as debtor, and each of Core Composites Corporation and CC HPM, S. de R.L. de C.V., as guarantors	Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 2020

10(b)(2)	Promissory Note, dated October 20, 2020, between Core Molding Technologies, Inc. and FGI Equipment Finance LLC.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 2, 2020

Exhibit No.	Description	Location
10(c)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

10(c)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006)[2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(d)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2017

10(e)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[2]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A dated April 8, 2016

10(f)	Core Molding Technologies, Inc. Salaried Employee Bonus Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 9, 2020

10(g)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(h)	Form of Award for Stock Appreciation Rights between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2019

10(i)	Confidential Release Agreement, dated as of January 28, 2020, by and between Core Molding Technologies, Inc. and Terrence J. O'Donovan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 30, 2020

10(j)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[2]	Incorporated by reference to Exhibit 10(m) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(k)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021[2]	Incorporated by reference to Exhibit 10(n) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(l)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[2]	Incorporated by reference to Exhibit 10(q) to Current Report on Form 10-Q filed on August 6th, 2021

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

21	List of Subsidiaries	Filed Herein

23	Consent of Crowe LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

Exhibit No.	Description	Location

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 11, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 11, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein
1.The Asset Purchase Agreement, as filed with the Securities and Exchange Commission at Exhibit 2-A to Registration Statement on Form S-4 (Registration No. 333-15809), omits the exhibits (including, the Buyer Note, Special Warranty Deed, Supply Agreement, Registration Rights Agreement and Transition Services Agreement, identified in the Asset Purchase Agreement) and schedules (including, those identified in Sections 1, 3, 4, 5, 6, 8 and 30 of the Asset Purchase Agreement. Core Molding Technologies, Inc. will provide any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
2.Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.
3.Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.