Form 10-K/A
period 2021-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2022-05-06
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant's voting and non -voting common equity held by non-affiliates of the registrant was approximately $90,555,000, based upon the closing sale price of $15.43 on the NYSE American LLC on June 30, 2021, the last business day of registrant's most recently completed second fiscal quarter. As of March 10, 2022, the latest practicable date, 8,476,047 shares of the registrant’s common stock were issued, which includes 507,835 shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Crowe LLP
Franklin, Tennessee
Audit Firm ID: PCAOB 173
Portions of the registrant's 2021 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K” or the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 11, 2022. The sole purpose of this Amendment No. 1 is to correct the previously filed Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23), which inadvertently misidentified the city and state from which the consent was issued.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
See Part II, Item 8 appearing on page 31 of the Original Filing.
(2) Financial Statement Schedules and Independent Auditor's Report
The following consolidated financial statement schedules are filed with the Original Filing:
Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2021, 2020, and 2019
All other schedules are omitted because of the absence of the conditions under which they are required.
(3) Exhibits
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.

By	/s/ David L. Duvall
David L. Duvall
President and Chief Executive Officer
May 6, 2022

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to filed with the Secretary of State of Delaware on November 6, 1996 Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By- Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4(a)(1)	Right Agreement, dated as of April 21, 2020 by and between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company as Rights Agent	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

4(a)(2)	Amendment No. 1 to Stockholder Rights Agreement, dates as of March 30, 2021, between Core Molding Technologies, Inc. and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit 4(b)(1) to Current Report on Form 8-K filed April 6, 2021

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[3]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(b)	Credit Agreement, dated October 27, 2020, between Core Molding Technologies, Inc. and Wells Fargo Bank, National Association, as administrative agent, lead arranger and book runner, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2020

10(b)(1)	Master Security Agreement, dated as of October 20, 2020, among FGI Equipment Finance LLC, Core Molding Technologies, Inc. as debtor, and each of Core Composites Corporation and CC HPM, S. de R.L. de C.V., as guarantors	Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 2020

10(b)(2)	Promissory Note, dated October 20, 2020, between Core Molding Technologies, Inc. and FGI Equipment Finance LLC.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 2, 2020

Exhibit No.	Description	Location
10(c)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[2]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

10(c)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006)[2]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(d)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2017

10(e)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[2]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A dated April 8, 2016

10(f)	Core Molding Technologies, Inc. Salaried Employee Bonus Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 9, 2020

10(g)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers [2]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(h)	Form of Award for Stock Appreciation Rights between Core Molding Technologies, Inc. and certain executive officers[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2019

10(i)	Confidential Release Agreement, dated as of January 28, 2020, by and between Core Molding Technologies, Inc. and Terrence J. O'Donovan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 30, 2020

10(j)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[2]	Incorporated by reference to Exhibit 10(m) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(k)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021[2]	Incorporated by reference to Exhibit 10(n) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(l)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[2]	Incorporated by reference to Exhibit 10(q) to Current Report on Form 10-Q filed on August 6th, 2021

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

21*	List of Subsidiaries	Previously filed

23	Consent of Crowe LLP	Filed Herein

24*	Powers of Attorney	Previously filed

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

Exhibit No.	Description	Location

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 6, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated May 6, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS*	XBRL Instance Document	Previously filed

101.SCH*	XBRL Taxonomy Extension Schema Document	Previously filed

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Previously filed

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Previously filed

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Previously filed

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Previously filed

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Previously filed
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
*Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 11, 2022.