Form 10-Q
period 2022-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2022-05-10
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 9, 2022, the latest practicable date, 8,697,482 shares of the registrant’s common stock were issued, which includes 427,320 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net sales	$90,592	$72,829

Cost of sales	76,085	60,111

Gross margin	14,507	12,718

Selling, general and administrative expense	8,495	7,372

Operating income	6,012	5,346

Other income and expense
Interest expense	541	579
Net periodic post-retirement benefit	(31)	(40)
Total other expense	510	539

Income before taxes	5,502	4,807

Income tax expense	1,638	1,351

Net income	$3,864	$3,456

Net income per common share:
Basic	$0.46	$0.41
Diluted	$0.46	$0.41

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net income	$3,864	$3,456

Other comprehensive income:

Post-retirement benefit plan adjustments:
Amortization of net actuarial loss	43	43
Amortization of prior service credits	(124)	(124)
Income tax benefit	17	17

Comprehensive income	$3,800	$3,392
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)
(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,326	$6,146
Accounts receivable, net	52,292	35,261
Inventories, net	28,399	25,129
Prepaid expenses and other current assets	7,213	8,606
Total current assets	89,230	75,142

Right of use asset	5,081	5,577
Property, plant and equipment, net	76,046	75,897
Goodwill	17,376	17,376
Intangibles, net	9,080	9,567
Other non-current assets	3,073	3,133
Total Assets	$199,886	$186,692

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,984	$3,943
Revolving debt	4,835	4,424
Accounts payable	33,420	22,695
Contract liability	6,737	6,256
Compensation and related benefits	6,972	7,532
Accrued other liabilities	7,324	8,202
Total current liabilities	63,272	53,052

Other non-current liabilities	4,255	4,605
Long-term debt	20,239	21,251
Post-retirement benefits liability	7,723	7,689
Total Liabilities	95,489	86,597
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,270,162 at March 31, 2022 and 8,235,740 at December 31, 2021	83	82
Paid-in capital	38,514	38,013
Accumulated other comprehensive income, net of income taxes	1,011	1,075
Treasury stock - at cost, 3,818,166 shares at March 31, 2022 and December 31, 2021	(28,617)	(28,617)
Retained earnings	93,406	89,542
Total Stockholders’ Equity	104,397	100,095
Total Liabilities and Stockholders’ Equity	$199,886	$186,692
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)
For the three months ended March 31, 2021:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						3,456	3,456
Change in post-retirement benefits, net of tax $17				(64)			(64)
Purchase of treasury stock	(3,874)				(47)		(47)
Restricted stock vested	11,158	—					—
Share-based compensation			318				318
Balance at March 31, 2021	7,987,800	$80	$36,445	$1,311	$(28,568)	$88,327	$97,595

For the three months ended March 31, 2022:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095
Net income						3,864	3,864
Change in post-retirement benefits, net of tax $17				(64)			(64)
Restricted stock vested	34,422	1					1
Share-based compensation			501				501
Balance at March 31, 2022	8,270,162	$83	$38,514	$1,011	$(28,617)	$93,406	$104,397
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,864	$3,456
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,125	3,049
Share-based compensation	501	318
Losses on foreign currency remeasurement	240	235
Change in operating assets and liabilities:
Accounts receivable	(17,031)	(13,218)
Inventories	(3,270)	(2,013)
Prepaid and other assets	1,502	903
Accounts payable	10,407	8,283
Accrued and other liabilities	(948)	(1,385)
Post-retirement benefits liability	(47)	(140)
Net cash used in operating activities	(1,657)	(512)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,482)	(2,436)
Net cash used in investing activities	(2,482)	(2,436)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(37,444)	(5,915)
Gross borrowings on revolving line of credit	37,855	8,496
Payments related to the purchase of treasury stock	—	(47)
Payment of deferred loan costs	—	(2)
Payment of principal on term loans	(1,092)	(688)
Net cash (used in) provided by financing activities	(681)	1,844

Net change in cash and cash equivalents	(4,820)	(1,104)

Cash and cash equivalents at beginning of period	6,146	4,131

Cash and cash equivalents at end of period	$1,326	$3,027

Cash paid for:
Interest	$420	$467
Income taxes	$2,198	$2,560
Non-cash investing activities:
Fixed asset purchases in accounts payable	$513	$99
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022. The Company has reclassified certain prior-year amounts to conform to the current year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, should be read in conjunction with these consolidated financial statements.
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in three countries, the United States, Canada and Mexico.
2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Principles of Consolidation: Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
Revenue Recognition: The Company historically has recognized revenue from two streams, product revenue and tooling revenue. Product revenue is earned from the manufacture and sale of sheet molding compounds and thermoset and thermoplastic products. Revenue from product sales is generally recognized as products are shipped, as the Company transfers control to the customer and is entitled to payment upon shipment. In certain circumstances, the Company recognizes revenue from product sales when products are produced and the customer takes control at our production facility.
Tooling revenue is earned from manufacturing multiple tools, molds and assembly equipment as part of a tooling program for a customer. Given that the Company is providing a significant service of producing highly interdependent component parts of the tooling program, each tooling program consists of a single performance obligation to provide the customer the capability to produce a single product. Based on the arrangement with the customer, the Company recognizes revenue either at a point in time or over a given period. When the Company does not have an enforceable right to payment, the Company recognizes tooling revenue at a point in time. In such cases, the Company recognizes revenue upon customer acceptance, which is when the customer has legal title to the tools.
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

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $1,326,000 cash on hand at March 31, 2022 and had $6,146,000 cash on hand at December 31, 2021.
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $32,000 allowance for doubtful accounts is needed at March 31, 2022 and $90,000 at December 31, 2021. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $255,000 at March 31, 2022 and $222,000 at December 31, 2021. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $451,000 at March 31, 2022 and $362,000 at December 31, 2021.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $443,000 at March 31, 2022, and $17,000 at December 31, 2021. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the three months ended March 31, 2022, the Company recognized no impairments on contract assets. For the three months ended March 31, 2022, the Company recognized $432,000 amount of revenue from contract liabilities related to open jobs outstanding as of December 31, 2021.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the three months ended March 31, 2022 and March 31, 2021, respectively.

Goodwill: The purchase consideration of acquired businesses has been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and requires these assets be reviewed for impairment.

The annual impairment tests of goodwill may be completed through qualitative assessments; however, the Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any period. The Company may resume the qualitative assessment in any subsequent period.

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the three months ended March 31, 2022 and March 31, 2021, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2022 and December 31, 2021 of $890,000 and $916,000, respectively.
Fair Value of Financial Instruments: The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2022 and December 31, 2021 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the Company's debt with Wells Fargo Bank, National Association approximate fair value as of March 31, 2022 and December 31, 2021 due to the short term nature of the underlying variable rate LIBOR agreements. The Company's debt with FGI Equipment Finance, LLC approximates fair value as of March 31, 2022 and December 31, 2021 due to immaterial movement in interest rates since the Company entered into the Promissory Note on October 20, 2020.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $9,114,000 at March 31, 2022 and $9,080,000 at December 31, 2021.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In November 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under the U.S. Securities and Exchange Commission rules, until fiscal years beginning after December 15, 2022. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.
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
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended March 31,
	2022	2021
Net income	$3,864	$3,456
Less: net income allocated to participating securities	97	204
Net income available to common shareholders	$3,767	$3,252

Weighted average common shares outstanding — basic	8,268,000	7,985,000
Effect of weighted average dilutive securities	—	7,000
Weighted average common and potentially issuable common shares outstanding — diluted	8,268,000	7,992,000

Basic net income per common share	$0.46	$0.41
Diluted net income per common share	$0.46	$0.41

The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	Three months ended March 31,
	2021	2020
Net income allocated to participating securities	$97	$204

Weighted average participating shares outstanding — basic	213,000	500,000
Effect of dilutive securities	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	213,000	500,000

Basic net income per participating share	$0.46	$0.41
Diluted net income per participating share	$0.46	$0.41

5. MAJOR CUSTOMERS
The Company had five major customers during the three months ended March 31, 2022, BRP, Inc. ("BRP"), Navistar, Inc. ("Navistar"), PACCAR, Inc. ("PACCAR"), Universal Forest Products, Inc. ("UFP") and Volvo Group North America, LLC ("Volvo"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
BRP product sales	$12,207	$8,568
BRP tooling sales	150	115
Total BRP sales	12,357	8,683

Navistar product sales	14,022	9,937
Navistar tooling sales	11	306
Total Navistar sales	14,033	10,243

PACCAR product sales	8,747	9,354
PACCAR tooling sales	111	329
Total PACCAR sales	8,858	9,683

UFP product sales	12,687	10,657
UFP tooling sales	—	—
Total UFP sales	12,687	10,657

Volvo product sales	10,915	10,125
Volvo tooling sales	87	20
Total Volvo sales	11,002	10,145

Other product sales	31,323	20,492
Other tooling sales	332	2,926
Total other sales	31,655	23,418

Total product sales	89,901	69,133
Total tooling sales	691	3,696
Total sales	$90,592	$72,829

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$18,984	$17,160
Work in process	2,061	1,976
Finished goods	7,354	5,993
Total	$28,399	$25,129
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
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$475	$368
Other supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right of use assets	$5,081	$5,577

Current operating lease liabilities(A)	$1,497	$1,489
Noncurrent operating lease liabilities(B)	3,688	4,024
Total operating lease liabilities	$5,185	$5,513

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
The following table presents certain information related to lease terms and discount rates for leases:

Operating leases	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years):	3.9	4.2

Weighted average discount rate:	4.0%	4.1%

Other information related to leases were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(C)	$475	$368
(C)Cash flow from operating leases are included in prepaid and other assets in the Consolidated Statements of Cash Flows.
Maturities of operating lease liabilities were as follows (in thousands):

	March 31, 2022	December 31, 2021
2022 (remainder of year)	$1,203	$1,567
2023	1,511	1,468
2024	1,517	1,473
2025	803	783
2026	698	698
Total lease payments	5,732	5,989
Less: imputed interest	(547)	(476)
Total lease obligations	5,185	5,513
Less: current obligations	(1,497)	(1,489)
Long-term lease obligations	$3,688	$4,024
8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	March 31, 2022	December 31, 2021
Property, plant and equipment	$186,166	$183,500
Accumulated depreciation	(110,120)	(107,603)
Property, plant and equipment — net	$76,046	$75,897
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2022 and 2021 was $2,517,000 and $2,482,000, respectively. Amounts invested in capital additions in progress were $7,232,000 and $6,605,000 at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, purchase commitments for capital expenditures in progress were $3,822,000 and $5,315,000, respectively.

9. GOODWILL AND INTANGIBLES
Goodwill activity for the three months ended March 31, 2022 consisted of the following (in thousands):

Balance at December 31, 2021	$17,376
Additions	—
Impairment	—
Balance at March 31, 2022	$17,376
Intangibles, net at March 31, 2022 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(70)	$180
Trademarks	10 Years	1,610	(678)	932
Non-competition agreement	5 Years	1,810	(1,523)	287
Developed technology	7 Years	4,420	(2,657)	1,763
Customer relationships	10-12 Years	9,330	(3,412)	5,918
Total		$17,420	$(8,340)	$9,080
Intangibles, net at December 31, 2021 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(68)	$182
Trademarks	10 Years	1,610	(637)	973
Non-competition agreement	5 Years	1,810	(1,433)	377
Developed technology	7 Years	4,420	(2,499)	1,921
Customer relationships	10-12 Years	9,330	(3,216)	6,114
Total		$17,420	$(7,853)	$9,567
The aggregate intangible asset amortization expense was $487,000 for the three months ended March 31, 2022 and 2021, respectively.
10. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Pension expense:
Multi-employer plan	$207	$189
Defined contribution plan	365	302
Total pension expense	572	491
Health and life insurance:
Interest cost	50	41
Amortization of prior service credits	(124)	(124)
Amortization of net loss	43	43
Net periodic benefit credit	(31)	(40)
Total post-retirement benefits expense	$541	$451

The Company made payments of $526,000 to pension plans and $31,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2022. For the remainder of 2022, the Company expects to make approximately $2,179,000 of pension plan payments, of which $1,126,000 was accrued at March 31, 2022. The Company also expects to make approximately $1,360,000 of post-retirement healthcare and life insurance payments for the remainder of 2022, all of which were accrued at March 31, 2022.
11. DEBT
Debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Wells Fargo term loans payable	$13,392	$13,992
FGI term loans payable	12,077	12,561
Leaf Capital term loan payable	111	119
Total	25,580	26,672
Less deferred loan costs	(1,357)	(1,478)
Less current portion	(3,984)	(3,943)
Long-term debt	$20,239	$21,251
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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.78% and 3.77% as of March 31, 2022 and December 31, 2021, respectively.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with such covenants as of March 31, 2022.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, for a term loan in the principal amount of $13,200,000 (the “FGI Term Loan”), which loan is evidenced by a Promissory Note, dated October 20, 2020, executed by the Company in favor of FGI. On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is included in other assets in the Consolidated Balance Sheets.

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

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.50% and 4.25% as of March 31, 2022 and December 31, 2021, respectively.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $24,316,000 of available rate revolving loans of which $4,835,000 is outstanding as of March 31, 2022. As of December 31, 2021, the Company had $24,337,000 of available rate revolving loans of which $4,424,000 was outstanding.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of March 31, 2022, the Company had one Letter of Credit outstanding for $160,000.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of March 31, 2022, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.

12. INCOME TAXES
The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income. Management makes assumptions, judgments, and estimates to determine the deferred tax assets and liabilities. The Company evaluates provisions and deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence.
The Company’s Consolidated Balance Sheets include net deferred tax assets of $252,000 for the Canadian and $841,000 for the Mexican tax jurisdictions and a net deferred tax liability of $572,000 for the U.S. tax jurisdiction at March 31, 2022. The deferred tax asset is classified in other non-current assets and deferred tax liabilities are in other non-current liabilities. At March 31, 2022, the Company's net deferred tax liability included a valuation allowance of $3,310,000, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the three months ended March 31, 2022 is estimated to be $1,638,000, approximately 29.8% of income before income taxes, and includes tax expense in Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the three months ended March 31, 2022 and the net loss tax benefit was offset with a full valuation reserve. Income tax benefit for the three months ended March 31, 2021 was estimated to be $1,351,000, approximately 28.1% of income before income taxes.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is subject to federal income tax examinations for tax years 2014 through 2017 but the scope of examination is limited to adjustments resulting from the Net Operating Loss carry back claims from the 2018, 2019, and 2020 tax years. The Company is subject to federal income tax examinations for years 2018 through 2021 with unlimited scope. The Company is not subject to state examinations for years before 2017. The Company is not subject to Mexican income tax examinations by Mexican authorities for the years before 2017 and is not subject to Canadian income tax examinations by Canadian authorities for the years before 2018.
13. STOCK BASED COMPENSATION

On May 13, 2021, The Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 712,364 awards. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.

Awards under the 2021 Plan vest over one to three years and shares previously awarded and currently unvested under the 2006 Plan vest over three years. Shares granted under both the 2006 and 2021 Plans vest upon the date of a participant’s death, disability or change in control.
Restricted Stock
The Company grants shares of its common stock to certain directors, officers, key managers and employees in the form of unvested stock and units (“Restricted Stock”). These awards are measured at the fair value of the Company's common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period, which is typically three years. The Company adjusts compensation expense for actual forfeitures, as they occur.

The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	459,420	$9.79
Granted	2,322	8.62
Vested	(34,422)	6.96
Forfeited	—	—
Unvested balance at March 31, 2022	427,320	$10.01
At March 31, 2022 and 2021, there was $2,579,000 and $1,325,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at March 31, 2022 is expected to be recognized over the weighted-average period of 1.9 years. Total compensation cost related to Restricted Stock grants for the three months ended March 31, 2022 and 2021 was $468,000 and $289,000, respectively.
During the three months ended March 31, 2022 employees surrendered no shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards. Employees surrendered 3,874 shares for the three months ended March 31, 2021.
Stock Appreciation Rights
As part of the Company's 2019 annual grant, Stock Appreciation Rights ("SARs") were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 of age. These awards are valued using the Black-Scholes option pricing model, and are recognized ratably as compensation expense over three years.
A summary of the Company's stock appreciation rights activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	177,016	$2.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of the period ended March 31, 2022	177,016	$2.57
Exercisable at end of the period ended March 31, 2022	124,801	$2.57
The average remaining contractual term for those SARs outstanding at March 31, 2022 is 2.1 years, with aggregate intrinsic value of $135,000. At March 31, 2022 and 2021, there was $11,000 and $149,000, respectively, of total unrecognized compensation expense, related to SARs. The total unrecognized compensation expenses as of March 31, 2022 is expected to be recognized over the weighted average period of 0.1 years. Total compensation cost related to SARs for the three months ended March 31, 2022 and 2021 was $33,000 and $30,000, respectively.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2022 and 2021 (in thousands):

2021:	Post Retirement Benefit Plan Items(A)
Balance at December 31, 2020	$1,375
Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	(81)
Income tax benefit	17
Balance at March 31, 2021	$1,311

2022:
Balance at December 31, 2021	$1,075
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	(81)
Income tax benefit	17
Balance at March 31, 2022	$1,011
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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Quarterly Report on Form 10-Q: business conditions in the plastics, transportation, power sports, utilities and commercial product industries (including changes in demand for truck production); federal and state regulations (including engine emission regulations); general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates; the adverse impact of the coronavirus (COVID-19) global pandemic on our business, results of operations, financial position, liquidity or cash flow, as well as impact on customers and supply chains; safety and security conditions in Mexico and Canada; fluctuations in foreign currency exchange rates; dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues; efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements; ability to accurately quote and execute manufacturing processes for new business; the actions of competitors, customers, and suppliers; failure of Core Molding Technologies’ suppliers to perform their obligations; the availability of raw materials; inflationary pressures; new technologies; regulatory matters; labor relations; labor availability; a work stoppage or labor disruption at one of our union locations or one of our customer or supplier locations; the loss or inability of Core Molding Technologies to attract and retain key personnel; the Company's ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions; federal, state and local environmental laws and regulations; the availability of sufficient capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders; management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures; inadequate insurance coverage to protect against potential hazards; equipment and machinery failure; product liability and warranty claims; and other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2021.

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

Forward Looking

Looking forward, based on customers' forecasts and anticipated new program launches, the Company expects sales for 2022 to increase compared to 2021. Customers in the medium and heavy-duty truck, power sports, utilities and industrial markets are forecasting higher demand in 2022. New programs launched in the power sports and utilities markets in 2021 and anticipated launches of previously awarded new programs in 2022 is expected to increase sales. We are monitoring ongoing customer supply chain disruptions and higher interest rates and would anticipate some unfavorable impact on customer demand, but cannot estimate the timing of the impact.

The Company’s supply chains have become more stable but the Company continues to experience higher raw material costs and anticipates most raw material costs to remain elevated in 2022, including thermoset resins and fiberglass. The Company was able to recover much of the raw material cost increases in the first quarter of 2022 and is pursuing additional cost recoveries where the Company cannot offset increases.

Labor market constraints in all Company locations started to improve in the first quarter of 2022. We anticipate the labor constraints to continue to improve, subject to any pandemic challenges, although we anticipate ongoing wage inflation.
Description of the Company
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in three countries, the United States, Canada and Mexico.

Results of Operations

Three Months Ended March 31, 2022, as Compared to Three Months Ended March 31, 2021
Net sales for the three months ended March 31, 2022 and 2021 totaled $90,592,000 and $72,829,000, respectively. Included in net sales were tooling project sales of $691,000 and $3,696,000 for the three months ended March 31, 2022 and 2021, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2022 were $89,901,000 compared to $69,133,000 for the same period in 2021. The increase in sales is primarily the result of higher demand from the medium and heavy-duty truck, power sports, and building product markets and price increases related to raw material and labor cost inflation. The Company's product sales for the three months ended March 31, 2022 compared to the same period in 2021 by market are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Medium and heavy-duty truck	$35,219	$30,692
Power sports	20,907	14,066
Building products	14,939	12,126
Industrial and utilities	6,025	3,939
All other	12,811	8,310
Net product revenue	$89,901	$69,133

Gross margin was approximately 16.0% of sales for the three months ended March 31, 2022, compared with 17.5% for the three months ended March 31, 2021. The gross margin percentage decrease was negatively impacted by net changes in selling price and raw material costs of 1.7% and product mix and production inflation of 1.2%, offset by higher fixed cost leverage of 1.4%.

SG&A was $8,495,000 for the three months ended March 31, 2022, compared to $7,372,000 for the three months ended March 31, 2021. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $659,000, increase in insurance costs of $122,000 and professional fees of $366,000.

Interest expense totaled $541,000 for the three months ended March 31, 2022, compared to interest expense of $579,000 for the three months ended March 31, 2021. The decrease in interest expense was due to a lower average outstanding debt balance during the three months ended March 31, 2022, when compared to the same period in 2021.

Income tax expense for the three months ended March 31, 2022 is estimated to be $1,638,000, approximately 29.8% of income before income taxes, and includes tax expense in Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the three months ended March 31, 2022 and the net loss tax benefit was offset with a full valuation reserve. Income tax expense for the three months ended March 31, 2021 was estimated to be $1,351,000, approximately 28.1% of income before income taxes.

The Company recorded net income for the three months ended March 31, 2022 of $3,864,000 or $0.46 per basic and diluted share, compared with a net income of $3,456,000, or $0.41 per basic and diluted share, for the three months ended March 31, 2021.

Comprehensive income totaled $3,800,000 for the three months ended March 31, 2022, compared to comprehensive income of $3,392,000 for the same period ended March 31, 2021. The increase was related to the increase in net income of $408,000.

Liquidity and Capital Resources

The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. The Company had no outstanding foreign exchange contracts nor interest rate swaps as of March 31, 2022.

Cash used in operating activities for the three months ended March 31, 2022 totaled $1,657,000. Net income of $3,864,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization included in net income amounted to $3,125,000. Increased working capital decreased cash provided by operating activities by $9,387,000. The increase in working capital was primarily related to changes in accounts receivable and inventory, offset by change in accounts payable.
Cash used in investing activities for the three months ended March 31, 2022 was $2,482,000, which related to purchases of property, plant and equipment. The Company anticipates spending up to $20,000,000 during 2022 on property, plant and equipment purchases for all of the Company's operations. The Company anticipates increasing production capacity through the completion of its DLFT capacity expansion in Matamoros, Mexico started in 2021, and the addition of one press in each of its Winona, Minnesota and Cobourg, Ontario Canada facilities. At March 31, 2022, purchase commitments for capital expenditures in progress were $3,822,000. The Company anticipates using cash from operations, its available revolving line of credit or equipment financing to fund capital investments.
Cash used for financing activities for the three months ended March 31, 2022 totaled $681,000, which primarily consisted of net revolving loan borrowings of $411,000 and scheduled repayments of principal on outstanding term loans of $1,092,000.
At March 31, 2022, the Company had $1,326,000 cash on hand, and a net available balance on the revolving line of credit of $24,316,000.
The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed charge coverage ratio. As of March 31, 2022, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Management believes cash on hand, cash flow from operating activities, available borrowings under the Company's credit agreement and equipment financing for capacity expansion will be sufficient to meet the Company's current liquidity needs.
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

At the option of the Company, the WF Term Loans bears interest at a per annum rate equal to LIBOR plus a margin of 300 basis points or base rate plus a margin of 200 basis points. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis or (d) prime rate. The weighted average interest rate was 3.78% and 3.77% as of March 31, 2022 and December 31, 2021, respectively.

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

The WF Term Loans contains reporting, indebtedness, and financial covenants. The Company is in compliance with such covenants as of March 31, 2022.

Voluntary prepayments of amounts outstanding under the WF Term Loans are permitted at any time without premium or penalty. To the extent applicable, LIBOR breakage fees may be charged in connection with any prepayment.

FGI Equipment Finance LLC Term Loan
On October 20, 2020, the Company entered into a Master Security Agreement, among FGI Equipment Finance LLC, (“FGI”) the Company as debtor, and each of Core Composites Corporation, a subsidiary of the Company organized in Delaware, and CC HPM, S. de R.L. de C.V., a subsidiary of the Company organized in Mexico, as guarantors, for a term loan in the principal amount of $13,200,000 (the “FGI Term Loan”), which loan is evidenced by a Promissory Note, dated October 20, 2020, executed by the Company in favor of FGI. On October 27, 2020, FGI advanced to the Company $12,000,000 which proceeds were used to pay off the Company’s existing outstanding indebtedness with KeyBank National Association, and to pay certain fees and expenses associated with the transactions, and $1,200,000 which proceeds were used to fund a security deposit to be held by FGI. Interest on the FGI Term Loan is a fixed rate of 8.25% and is payable monthly. The security deposit of $1,200,000 is included in other assets in the Consolidated Balance Sheets.

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

At the option of the Company, the WF Revolving Loan bears interest at a per annum rate equal to LIBOR plus a margin of 200 to 250 basis points or base rate plus a margin of 100 to 150 basis points, with the margin rate being based on the excess availability amount under the line of credit. LIBOR rate means the greater of (a) 0.75% per annum and (b) the per annum published LIBOR rate for interest periods of one, three or six months as chosen by the Company. Base rate is the greater of (a) 1.0% per annum, (b) the Federal Funds Rate plus 0.5%, (c) LIBOR Rate plus 100 basis and (d) prime rate. The weighted average interest rate was 4.50% and 4.25% as of March 31, 2022 and December 31, 2021, respectively.

The WF Revolving Loan commitment terminates, and all outstanding borrowings thereunder must be repaid, by November 30, 2024. The Company has $24,316,000 of available rate revolving loans of which $4,835,000 is outstanding as of March 31, 2022. As of December 31, 2021, the Company had $24,337,000 of available rate revolving loans of which $4,424,000 was outstanding.

The WF Revolving Loan contains the same covenants as the WF Term Loans.

Wells Fargo Bank will issue up to $2,000,000 of Letters of Credit in accordance with the terms of the Credit Agreement upon the Company’s request. As of March 31, 2022, the Company had one Letter of Credit outstanding for $160,000.

Bank Covenants

The Company is required to meet certain financial covenants included in the Credit Agreement with respect to fixed coverage charge ratio. As of March 31, 2022, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described above.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of March 31, 2022 or December 31, 2021.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of March 31, 2022 and December 31, 2021.
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
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Term Loan would be impacted, as the interest rate on these loans is based upon LIBOR. It would not, however, have a material effect on earnings before tax.
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
Item 1A. Risk Factors
There have been no material changes in Core Molding Technologies' risk factors from those previously disclosed in Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not make any unregistered sales of equity securities during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 10, 2022	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 10, 2022	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 10, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated March 10, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein