Form 10-Q
period 2022-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2022-11-08
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 7, 2022, the latest practicable date, 8,920,402 shares of the registrant’s common stock were issued, which includes 506,747 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$101,606	$81,025	$290,933	$234,315

Cost of sales	88,303	74,610	250,015	201,446

Gross margin	13,303	6,415	40,918	32,869

Selling, general and administrative expense	8,671	8,808	25,889	23,744

Operating income (loss)	4,632	(2,393)	15,029	9,125

Other income and expense
Loss from extinguishment of debt	1,582	—	1,582	—
Interest expense	511	563	1,511	1,725
Net periodic post-retirement benefit	(31)	(40)	(93)	(120)
Total other expense	2,062	523	3,000	1,605

Income (loss) before taxes	2,570	(2,916)	12,029	7,520

Income tax expense	1,251	396	4,658	3,290

Net income (loss)	$1,319	$(3,312)	$7,371	$4,230

Net income (loss) per common share:
Basic	$0.16	$(0.41)	$0.87	$0.50
Diluted	$0.16	$(0.41)	$0.87	$0.50

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$1,319	$(3,312)	$7,371	$4,230

Other comprehensive income (loss):

Foreign currency hedging derivatives:
Unrealized hedge loss	(626)	—	(626)	—
Income tax benefit	159	—	159	—

Interest rate swaps:
Unrealized hedge gain	767	—	767	—
Income tax expense	(166)	—	(166)	—

Post-retirement benefit plan adjustments:
Amortization of net actuarial loss	43	43	130	130
Amortization of prior service credits	(124)	(124)	(372)	(372)
Income tax benefit	17	18	51	51

Comprehensive income (loss)	$1,389	$(3,375)	$7,314	$4,039
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$509	$6,146
Accounts receivable, net	54,297	35,261
Inventories, net	26,854	25,129
Prepaid expenses and other current assets	6,980	8,606
Total current assets	88,640	75,142

Right of use asset	4,317	5,577
Property, plant and equipment, net	81,443	75,897
Goodwill	17,376	17,376
Intangibles, net	8,106	9,567
Other non-current assets	2,602	3,133
Total Assets	$202,484	$186,692

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,205	$3,943
Revolving debt	4,052	4,424
Accounts payable	34,277	22,695
Contract liability	3,120	6,256
Compensation and related benefits	8,187	7,532
Accrued other liabilities	8,186	8,202
Total current liabilities	59,027	53,052

Other non-current liabilities	3,725	4,605
Long-term debt	23,295	21,251
Post-retirement benefits liability	7,765	7,689
Total Liabilities	93,812	86,597
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,413,655 at September 30, 2022 and 8,235,740 at December 31, 2021	84	82
Paid-in capital	39,718	38,013
Accumulated other comprehensive income, net of income taxes	1,056	1,075
Treasury stock - at cost, 3,866,451 shares at September 30, 2022 and 3,818,166 shares at December 31, 2021	(29,099)	(28,617)
Retained earnings	96,913	89,542
Total Stockholders’ Equity	108,672	100,095
Total Liabilities and Stockholders’ Equity	$202,484	$186,692
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended September 30, 2021:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	8,040,748	$80	$36,931	$1,247	$(28,568)	$92,413	$102,103
Net loss						(3,312)	(3,312)
Change in post-retirement benefits, net of tax $18				(63)			(63)
Purchase of treasury stock	(3,363)				(49)		(49)
Restricted stock vested	45,894	1					1
Share-based compensation			612				612
Balance at September 30, 2021	8,083,279	$81	$37,543	$1,184	$(28,617)	$89,101	$99,292

For the nine months ended September 30, 2021:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						4,230	4,230
Change in post-retirement benefits, net of tax $51				(191)			(191)
Purchase of treasury stock	(7,237)				(96)		(96)
Restricted stock vested	110,000	1					1
Share-based compensation			1,416				1,416
Balance at September 30, 2021	8,083,279	$81	$37,543	$1,184	$(28,617)	$89,101	$99,292

For the three months ended September 30, 2022:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	8,413,655	$84	$39,095	$948	$(29,099)	$95,594	$106,622
Net income						1,319	1,319
Change in post-retirement benefits, net of tax of $17				(64)			(64)
Change in foreign currency hedge, net of tax of $159				(467)			(467)
Change in interest rate swaps, net of tax of $166				639			639
Share-based compensation			623				623
Balance at September 30, 2022	8,413,655	$84	$39,718	$1,056	$(29,099)	$96,913	$108,672

For the nine months ended September 30, 2022:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095
Net income						7,371	7,371
Change in post-retirement benefits, net of tax of $51				(191)			(191)
Change in foreign currency hedge, net of tax of $159				(467)			(467)
Change in interest rate swaps, net of tax of $166				639			639
Purchase of treasury stock	(48,286)				(482)		(482)
Restricted stock vested	226,201	2					2
Share-based compensation			1,705				1,705
Balance at September 30, 2022	8,413,655	$84	$39,718	$1,056	$(29,099)	$96,913	$108,672
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,371	$4,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,406	9,273
Loss on disposal of property, plant and equipment	—	625
Deferred income tax	—	(595)
Share-based compensation	1,705	1,416
Loss from extinguishment of debt	1,234	—
Losses on foreign currency remeasurement	178	214
Change in operating assets and liabilities:
Accounts receivable	(19,036)	(11,843)
Inventories	(1,725)	(4,050)
Prepaid and other assets	1,940	(1,829)
Accounts payable	10,355	6,841
Accrued and other liabilities	(2,773)	1,085
Post-retirement benefits liability	(166)	(319)
Net cash provided by operating activities	8,489	5,048

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,284)	(8,301)
Net cash used in investing activities	(12,284)	(8,301)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(120,357)	(19,465)
Gross borrowings on revolving line of credit	119,985	21,365
Payments related to the purchase of treasury stock	(482)	(96)
Payment of deferred loan costs	(402)	(2)
Proceeds from term loan	25,000	—
Payment of principal on term loans	(25,586)	(2,065)
Net cash used in financing activities	(1,842)	(263)

Net change in cash and cash equivalents	(5,637)	(3,516)

Cash and cash equivalents at beginning of period	6,146	4,131

Cash and cash equivalents at end of period	$509	$615

Cash paid for:
Interest	$1,320	$1,376
Income taxes	$5,378	$4,313
Non-cash investing activities:
Fixed asset purchases in accounts payable	$1,058	$123
Non-cash financing activities:
Deposit used in payment of principal on term loans	$1,200	$—
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2022, and the results of operations and cash flows for the nine months ended September 30, 2022. The Company has reclassified certain prior-year amounts to conform to the current year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, should be read in conjunction with these consolidated financial statements.
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

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $509,000 cash on hand at September 30, 2022 and had $6,146,000 cash on hand at December 31, 2021.
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $37,000 allowance for doubtful accounts is needed at September 30, 2022 and $90,000 at December 31, 2021. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $129,000 at September 30, 2022 and $222,000 at December 31, 2021. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $281,000 at September 30, 2022 and $362,000 at December 31, 2021.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $807,000 at September 30, 2022, and $17,000 at December 31, 2021. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the nine months ended September 30, 2022, the Company recognized no impairments on contract assets. For the nine months ended September 30, 2022, the Company recognized $4,382,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2021.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2022 and December 31, 2021 of $973,000 and $916,000, respectively.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $9,156,000 at September 30, 2022 and $9,080,000 at December 31, 2021.
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
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$1,319	$(3,312)	$7,371	$4,230
Less: net income allocated to participating securities	13	—	122	234
Net income (loss) available to common shareholders	$1,306	$(3,312)	$7,249	$3,996

Weighted average common shares outstanding — basic	8,414,000	8,053,000	8,337,000	8,015,000
Effect of weighted average dilutive securities	4,000	—	1,000	32,000
Weighted average common and potentially issuable common shares outstanding — diluted	8,418,000	8,053,000	8,338,000	8,047,000

Basic net income per common share	$0.16	$(0.41)	$0.87	$0.50
Diluted net income per common share	$0.16	$(0.41)	$0.87	$0.50

The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income allocated to participating securities	$13	$—	$122	$234

Weighted average participating shares outstanding — basic	82,000	—	140,000	470,000
Effect of dilutive securities	—	—	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	82,000	—	140,000	470,000

Basic net income per participating share	$0.16	$0.00	$0.87	$0.50
Diluted net income per participating share	$0.16	$0.00	$0.87	$0.50

5. MAJOR CUSTOMERS
The Company had five major customers during the nine months ended September 30, 2022, BRP, Inc. ("BRP"), Navistar, Inc. ("Navistar"), PACCAR, Inc. ("PACCAR"), Universal Forest Products, Inc. ("UFP") and Volvo Group North America, LLC ("Volvo"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
BRP product sales	$12,203	$6,907	$38,908	$25,896
BRP tooling sales	1,119	124	1,456	362
Total BRP sales	13,322	7,031	40,364	26,258

Navistar product sales	16,536	10,027	44,667	30,933
Navistar tooling sales	285	6,656	2,555	6,962
Total Navistar sales	16,821	16,683	47,222	37,895

PACCAR product sales	10,066	6,872	27,971	27,056
PACCAR tooling sales	—	715	185	1,547
Total PACCAR sales	10,066	7,587	28,156	28,603

UFP product sales	5,099	7,551	29,642	33,323
UFP tooling sales	—	—	—	—
Total UFP sales	5,099	7,551	29,642	33,323

Volvo product sales	15,468	7,804	38,268	25,359
Volvo tooling sales	128	70	215	117
Total Volvo sales	15,596	7,874	38,483	25,476

Other product sales	32,968	28,482	96,102	73,327
Other tooling sales	7,734	5,817	10,964	9,433
Total other sales	40,702	34,299	107,066	82,760

Total product sales	92,340	67,643	275,558	215,894
Total tooling sales	9,266	13,382	15,375	18,421
Total sales	$101,606	$81,025	$290,933	$234,315

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$18,429	$17,160
Work in process	2,685	1,976
Finished goods	5,740	5,993
Total	$26,854	$25,129
Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.
7. LEASES
The Company has operating leases with fixed payment terms for certain buildings and warehouses. The Company's leases have remaining lease terms of less than one year to four years, some of which include options to extend the lease for five years. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued other liabilities and other non-current liabilities in the Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease.
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
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$419	$390	$1,265	$1,145
Other supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right of use assets	$4,317	$5,577

Current operating lease liabilities(A)	$1,346	$1,489
Noncurrent operating lease liabilities(B)	2,923	4,024
Total operating lease liabilities	$4,269	$5,513

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
The following table presents certain information related to lease terms and discount rates for leases:

Operating leases	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years):	3.5	4.2

Weighted average discount rate:	3.9%	4.1%

Other information related to leases were as follows (in thousands):

	Nine months ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2022	2021
Operating cash flows from operating leases(C)	$1,265	$1,145
(C)Cash flow from operating leases are included in prepaid and other assets in the Consolidated Statements of Cash Flows.
Maturities of operating lease liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
2022 (remainder of year)	$371	$1,567
2023	1,442	1,468
2024	1,447	1,473
2025	797	783
2026	712	698
Total lease payments	4,769	5,989
Less: imputed interest	(500)	(476)
Total lease obligations	4,269	5,513
Less: current obligations	(1,346)	(1,489)
Long-term lease obligations	$2,923	$4,024
8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	September 30, 2022	December 31, 2021
Property, plant and equipment	$196,731	$183,500
Accumulated depreciation	(115,288)	(107,603)
Property, plant and equipment — net	$81,443	$75,897
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended September 30, 2022 and 2021 was $2,683,000 and $2,471,000, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $7,685,000 and $7,414,000, respectively. Amounts invested in capital additions in progress were $13,019,000 and $6,605,000 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, purchase commitments for capital expenditures in progress were $1,078,000 and $5,315,000, respectively.

9. GOODWILL AND INTANGIBLES
Goodwill activity for the nine months ended September 30, 2022 consisted of the following (in thousands):

Balance at December 31, 2021	$17,376
Additions	—
Impairment	—
Balance at September 30, 2022	$17,376
Intangibles, net at September 30, 2022 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(75)	$175
Trademarks	10 Years	1,610	(758)	852
Non-competition agreement	5 Years	1,810	(1,705)	105
Developed technology	7 Years	4,420	(2,973)	1,447
Customer relationships	10-12 Years	9,330	(3,803)	5,527
Total		$17,420	$(9,314)	$8,106
Intangibles, net at December 31, 2021 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(68)	$182
Trademarks	10 Years	1,610	(637)	973
Non-competition agreement	5 Years	1,810	(1,433)	377
Developed technology	7 Years	4,420	(2,499)	1,921
Customer relationships	10-12 Years	9,330	(3,216)	6,114
Total		$17,420	$(7,853)	$9,567
The aggregate intangible asset amortization expense was $487,000 and $488,000 for the three months ended September 30, 2022 and 2021, respectively. The aggregate intangible amortization expense was $1,461,000 and $1,462,000 for the nine months ended September 30, 2022 and 2021, respectively.
10. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Pension expense:
Multi-employer plan	$221	$179	$682	$600
Defined contribution plan	371	263	1,122	881
Total pension expense	592	442	1,804	1,481
Health and life insurance:
Interest cost	50	41	149	122
Amortization of prior service credits	(124)	(124)	(372)	(372)
Amortization of net loss	43	43	130	130
Net periodic benefit credit	(31)	(40)	(93)	(120)
Total post-retirement benefits expense	$561	$402	$1,711	$1,361

The Company made payments of $2,349,000 to pension plans and $467,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2022. For the remainder of 2022, the Company expects to make approximately $741,000 of pension plan payments, of which $259,000 was accrued at September 30, 2022. The Company also expects to make approximately $924,000 of post-retirement healthcare and life insurance payments for the remainder of 2022, all of which were accrued at September 30, 2022.
11. DEBT
Debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Wells Fargo term loans payable	$—	$13,992
FGI term loans payable	—	12,561
Huntington term loans payable	24,792	—
Leaf Capital term loan payable	93	119
Total	24,885	26,672
Less deferred loan costs	(385)	(1,478)
Less current portion	(1,205)	(3,943)
Long-term debt	$23,295	$21,251

Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000 ($38,689,000 of which was advanced to the Company on July 22, 2022), comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

The initial proceeds from the Huntington Credit Agreement were used in part to (i) repay all existing outstanding indebtedness of the Company owing to Wells Fargo Bank, National Association, and FGI Equipment Finance LLC (“FGI”) and (ii) pay certain fees and expenses associated with entering the Huntington Credit Agreement.

At the option of the Company, the Huntington Loans shall be comprised of Alternative Base Rate (ABR) Loans or Secure Overnight Financing Rate (SOFR) Loans.

ABR Loans bear interest at a per annum rate equal to ABR plus a margin of 280 to 380 basis points determined based on the Company’s leverage ratio. ABR is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% per annum and (c) Daily Simple SOFR for such day (taking into account any floor set forth in the definition of “Daily Simple SOFR”) plus 1.00% per annum; provided, that if the ABR shall be less than 0.00%, then ABR shall be deemed to be 0.00%.

SOFR Loans bear interest at a per annum rate equal to Daily Simple SOFR plus a margin of 180 to 230 basis points determined based on the Company’s leverage ratio. Daily Simple SOFR means, for any day (a “SOFR Rate Day”), a rate per annum equal to the greater of (a) SOFR for the day (such day, the “SOFR Determination Date”) that is five (5) U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website, and (b) 0.00%.

The Company’s obligations under the Huntington Credit Agreement are secured by all of the U.S. and Canadian assets of the Company, including all of its equity interests in each of the Company’s U.S. and Canadian subsidiaries and 65% of the Company’s equity interest in its Mexican subsidiaries, and are unconditionally guaranteed by certain subsidiaries of the Company.

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2022.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The interest rate for the Huntington Revolving Loan and Huntington Term Loan was 4.08% and 4.75% as of September 30, 2022, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through September 30, 2022). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which $4,052,000 is outstanding as of September 30, 2022.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Wells Fargo Loan
On December 31, 2021, the Company had term loans ("the WF Term Loans") and a revolving loan (the "WF Revolving loan") with Wells Fargo Bank, National Association, with balances of $13,992,000 and $4,424,000, respectively. The Company’s term and revolving loans had variable interest rates on December 31, 2021 of 3.77% and 4.25%, respectively. On July 22, 2022, all existing outstanding indebtedness of the Company owed to Wells Fargo Bank, National Association was repaid in full as part of the Huntington Credit Agreement.

FGI Equipment Finance LLC Term Loan
On December 31, 2021, the Company had a term loan (the "FGI Term Loan"), evidenced by a promissory note (the "FGI Note") with FGI, with a balance of $12,561,000. The Company’s term loan had a fixed interest rate of 8.25% at December 31, 2021. On July 22, 2022, all existing outstanding indebtedness of the Company owed to FGI was repaid in full as part of the Huntington Credit Agreement.

At September 30, 2022, the company recorded losses of $1,234,000 from writing off outstanding deferred loan costs and approximately $348,000 from prepayment fees associated with the FGI Term Loan.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $805,000 at September 30, 2022.

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
The Company’s Consolidated Balance Sheets include net deferred tax assets of $252,000 for the Canadian and $841,000 for the Mexican tax jurisdictions and a net deferred tax liability of $718,000 for the U.S. tax jurisdiction at September 30, 2022. The deferred tax asset is classified in other non-current assets and deferred tax liabilities are in other non-current liabilities. At September 30, 2022, the Company's net deferred tax liability included a valuation allowance of $4,257,000, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize United States deferred tax assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the three months ended September 30, 2022 is estimated to be $1,251,000, approximately 48.7% of income before income taxes, and includes tax expense for the Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the three months ended September 30, 2022 and the net loss tax benefit was offset with a full valuation reserve. Income tax expense for the three months ended September 30, 2021 was estimated to be $396,000, approximately 13.6% of loss before income taxes.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is subject to federal income tax examinations for tax years 2014 through 2017 but the scope of examination is limited to adjustments resulting from Net Operating Loss carry back claims from the 2018, 2019, and 2020 tax years. The Company is subject to federal income tax examinations for years 2018 through 2021 with unlimited scope. The Company is not subject to state examinations for years before 2017. The Company is not subject to Mexican income tax examinations by Mexican authorities for the years before 2017 and is not subject to Canadian income tax examinations by Canadian authorities for the years before 2018.
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

The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	459,420	$9.79
Granted	287,485	10.39
Vested	(226,201)	9.01
Forfeited	(13,957)	11.28
Unvested balance at September 30, 2022	506,747	$10.43
At September 30, 2022 and 2021, there was $4,199,000 and $3,664,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at September 30, 2022 is expected to be recognized over the weighted-average period of 2.0 years. Total compensation cost related to Restricted Stock grants for the three months ended September 30, 2022 and 2021 was $623,000 and $578,000, respectively. Total compensation cost related to Restricted Stock grants for the nine months ended September 30, 2022 and 2021 was $1,660,000 and $1,322,000, respectively, all of which was recorded to selling, general and administrative expense.
During the nine months ended September 30, 2022 employees surrendered 48,286 shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards. Employees surrendered 7,237 shares for the nine months ended September 30, 2021.
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
A summary of the Company's stock appreciation rights activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	177,016	$2.57
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of the period ended September 30, 2022	177,016	$2.57
Exercisable at end of the period ended September 30, 2022	177,016	$2.57
The average remaining contractual term for SARs outstanding at September 30, 2022 is 1.8 years with no aggregate intrinsic value. There was no unrecognized compensation expense, related to SARs at September 30, 2022. For the three months ended September 30, 2022, there was no compensation cost. Total compensation cost related to SARs for the three months ended September 30, 2021 was $34,000. Total Compensation cost related to SARs for the nine months ended September 30, 2022 and 2021 was $45,000 and $94,000, respectively, all of which was recorded to selling, general and administrative expense.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants as of the measurement date. Fair value is measured using the fair value hierarchy and related valuation methodologies as defined in the authoritative literature. This hierarchical valuation methodology provides a fair value framework that describes the categorization of assets and liabilities in three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2022 and December 31, 2021 approximate fair value due to the short-term maturities of these financial instruments. As of September 30, 2022, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR agreements. As of December 31, 2021, the carrying amounts of the WF Term Loans and WF Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate LIBOR agreements. The FGI Term Loan approximated fair value as of December 31, 2021 due to the immaterial movement in interest rates since the Company entered into the FGI Note on October 20, 2020. The Company had Level 2 fair value measurements at September 30, 2022 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of September 30, 2022, the Company had no ineffective portion related to the cash flow hedges.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 11, "Debt", for additional information.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments September 30, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$542
	Other non-current assets	$—	Other non-current liabilities	$84
Notional Contract values		$—		$19,560

Interest rate swaps	Prepaid expenses other current assets	$40	Accrued other liabilities	$—
	Other non-current assets	$765	Other non-current liabilities	$—
Notional Contract values		$24,792		$—
At December 31, 2021 the Company had no derivatives designated as hedging instruments.

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended September 30, 2022 and 2021 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2022	2021		2022	2021
Foreign exchange contracts	$(626)	$—	Cost of goods sold	$—	$—
			Selling, general and administrative expense	$—	$—
Interest rate swaps	$767	$—	Interest expense	$(38)	$—
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the nine months ended September 30, 2022 and 2021 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2022	2021		2022	2021
Foreign exchange contracts	$(626)	$—	Cost of goods sold	$—	$—
			Selling, general and administrative expense	$—	$—
Interest rate swaps	$767	$—	Interest expense	$(38)	$—
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2022 and 2021 (in thousands):

2021:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2021:
Balance at December 31, 2020	$—	$1,375	$1,375
Amounts reclassified from accumulated other comprehensive income	—	(242)	(242)
Income tax benefit	—	51	51
Balance at September 30, 2021	$—	$1,184	$1,184

2022:
Balance at December 31, 2021	$—	$1,075	$1,075
Other comprehensive income before reclassifications	141	—	141
Amounts reclassified from accumulated other comprehensive income	38	(242)	(204)
Income tax benefit (expense)	(7)	51	44
Balance at September 30, 2022	$172	$884	$1,056
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

Forward Looking

Looking forward, based on our customers' forecasts, new program launches and price increases, the Company expects sales for the fourth quarter of 2022 to increase as compared to the fourth quarter of 2021. Customers in the medium and heavy-duty truck market are forecasting higher demand in the fourth quarter of 2022. New programs launched in the power sports and utilities markets in 2021 as well as anticipated launches of previously awarded new programs during the remainder of 2022 are also expected to increase sales. We are continuing to monitor ongoing customer supply chain disruptions and higher interest rates and would anticipate some unfavorable impact on customer demand, although we cannot estimate the timing for when any such supply chain disruptions and higher interests rates may impact demand.

The Company’s supply chains have become more stable, but the Company continues to experience higher raw material costs and anticipates most raw material costs to remain elevated in 2022 compared to historical levels, including thermoset resins and fiberglass. The Company was able to recover certain raw material cost increases in the first three quarters of 2022 and is continuing to pursue cost recoveries through raw material adjustment arrangements with customers.

Labor market constraints in all Company locations have been improving compared to the first half of 2022. We anticipate the labor constraints to continue to improve, subject to any pandemic challenges, although we anticipate ongoing wage inflation.

Results of Operations

Three Months Ended September 30, 2022, as Compared to Three Months Ended September 30, 2021
Net sales for the three months ended September 30, 2022 and 2021 totaled $101,606,000 and $81,025,000, respectively. Included in net sales were tooling project sales of $9,266,000 and $13,382,000 for the three months ended September 30, 2022 and 2021, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended September 30, 2022 were $92,340,000 compared to $67,643,000 for the same period in 2021. The increase in sales is primarily the result of higher demand from the medium and heavy-duty truck and power sports markets, and price increases related to raw material and labor cost inflation and launch of new programs. The Company's product sales for the three months ended September 30, 2022 compared to the same period in 2021 by market are as follows (in thousands):

	Three months ended September 30,
	2022	2021
Medium and heavy-duty truck	$44,951	$26,317
Power sports	19,963	14,105
Building products	6,779	9,331
Industrial and utilities	6,087	8,717
All other	14,560	9,173
Net product revenue	$92,340	$67,643

Gross margin was approximately 13.1% of sales for the three months ended September 30, 2022, compared with 7.9% for the three months ended September 30, 2021. The gross margin percentage increase was positively impacted by net changes in selling price and raw material costs of 7.2% and higher fixed cost leverage of 0.7%, offset by product mix and production inefficiencies of 2.7%.

Included in selling general and administrative expense ("SG&A") for the three months ended September 30, 2021 were closure costs of $1,768,000 related to the manufacturing facility in Batavia, Ohio. SG&A was $8,671,000 for the three months ended September 30, 2022, compared to the remaining SG&A costs of $7,040,000 for the three months ended September 30, 2021. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $1,004,000 and higher professional fees of $326,000.

During the third quarter of 2022, the Company refinanced its existing credit facility. As a result, the Company recorded one-time losses of $1,234,000 from writing off outstanding deferred loan costs and $348,000 from prepayment fees associated with the repayment of the FGI Term Loan.

Interest expense totaled $511,000 for the three months ended September 30, 2022, compared to interest expense of $563,000 for the three months ended September 30, 2021. The decrease in interest expense was primarily due to lower interest rates resulting from the Company refinancing its credit facility during the three months ended September 30, 2022, when compared to the same period in 2021.

Income tax expense for the three months ended September 30, 2022 is estimated to be $1,251,000, approximately 48.7% of income before income taxes, and includes tax expense in Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the three months ended September 30, 2022 and the net loss tax benefit was offset with a full valuation reserve. Income tax expense for the three months ended September 30, 2021 was estimated to be $396,000, approximately 13.6% of loss before income taxes.

The Company recorded net income for the three months ended September 30, 2022 of $1,319,000 or $0.16 per basic and diluted share, compared with a net loss of $3,312,000, or $(0.41) per basic and diluted share, for the three months ended September 30, 2021.

Comprehensive income totaled $1,389,000 for the three months ended September 30, 2022, compared to comprehensive loss of $3,375,000 for the same period ended September 30, 2021. The increase was related to the increase in net income of $4,631,000.

Nine Months Ended September 30, 2022, as Compared to Nine Months Ended September 30, 2021
Net sales for the nine months ended September 30, 2022 and 2021 totaled $290,933,000 and $234,315,000, respectively. Included in net sales were tooling project sales of $15,375,000 and $18,421,000 for the nine months ended September 30, 2022 and 2021, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the nine months ended September 30, 2022 were $275,558,000 compared to $215,894,000 for the same period in 2021. The increase in sales is primarily the result of higher demand from the medium and heavy-duty truck and power sports, price increases related to raw material and labor cost inflation and launch of new programs. The Company's product sales for the nine months ended September 30, 2022 compared to the same period in 2021 by market are as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Medium and heavy-duty truck	$116,864	$87,785
Power sports	62,133	44,509
Building products	36,219	38,489
Industrial and utilities	19,814	19,171
All other	40,528	25,940
Net product revenue	$275,558	$215,894

Gross margin was approximately 14.1% of sales for the nine months ended September 30, 2022, compared with 14.0% for the nine months ended September 30, 2021. The gross margin percentage increase was positively impacted by net changes in selling price and raw material costs of 1.4% and higher fixed cost leverage of 1.0%, offset by product mix and production inefficiencies of 2.3%.

Included in SG&A for the nine months ended September 30, 2021 were closure costs of $2,027,000 related to the manufacturing facility in Batavia, Ohio. SG&A was $25,889,000 for the nine months ended September 30, 2022, compared to the remaining SG&A costs, excluding closing costs, of $21,717,000 for the nine months ended September 30, 2021. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $2,295,000, higher professional fees of $936,000 and higher insurance costs of $448,000.

During the third quarter of 2022, the Company refinanced its existing credit facility. As a result, the Company recorded one-time losses of $1,234,000 from writing off outstanding deferred loan costs and $348,000 from prepayment fees associated with the repayment of the FGI Term Loan.

Interest expense totaled $1,511,000 for the nine months ended September 30, 2022, compared to interest expense of $1,725,000 for the nine months ended September 30, 2021. The decrease in interest expense was primarily due to a lower interest rates resulting from the Company refinancing its credit facility during the nine months ended September 30, 2022, when compared to the same period in 2021.

Income tax expense for the nine months ended September 30, 2022 is estimated to be $4,658,000, approximately 38.7% of income before income taxes, and includes tax expense in Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the nine months ended September 30, 2022 and the net loss tax benefit was offset with a full valuation reserve. Income tax expense for the nine months ended September 30, 2021 was estimated to be $3,290,000, approximately 43.8% of income before income taxes.

The Company recorded net income for the nine months ended September 30, 2022 of $7,371,000 or $0.87 per basic and diluted share, compared with a net income of $4,230,000, or $0.50 per basic and diluted share, for the nine months ended September 30, 2021.

Comprehensive income totaled $7,314,000 for the nine months ended September 30, 2022, compared to comprehensive income of $4,039,000 for the same period ended September 30, 2021. The increase was related to the increase in net income of $3,141,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of September 30, 2022, the Company had outstanding foreign exchange contracts with notional amounts totaling $19,560,000. As of September 30, 2022, the Company also had outstanding interest rate swaps with notional amounts totaling $24,792,000.
Cash provided by operating activities for the nine months ended September 30, 2022 totaled $8,489,000. Net income of $7,371,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $9,406,000 and $1,705,000, respectively. Increased working capital decreased cash provided by operating activities by $11,405,000. The increase in working capital was primarily related to changes in accounts receivable, offset by a change in accounts payable.
Cash used in investing activities for the nine months ended September 30, 2022 was $12,284,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $18,000,000 during 2022 on property, plant and equipment purchases for all of the Company's operations. The Company anticipates increasing production capacity through the completion of its DLFT capacity expansion in Matamoros, Mexico, which started in 2021, and the addition of one press in each of its Winona, Minnesota and Cobourg, Ontario Canada facilities. At September 30, 2022, purchase commitments for capital expenditures in progress were $1,078,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the nine months ended September 30, 2022 totaled $1,842,000, which consisted of repayment of long-term debt of $25,586,000, payments related to the purchase of treasury stock of $482,000, payments of deferred loan costs of $402,000 and net revolving loan payments of $372,000, offset by proceeds from the Company's new credit facility with Huntington National Bank of $25,000,000. The Company's deposit with FGI of $1,200,000 was utilized to repay long-term debt.
At September 30, 2022, the Company had $509,000 cash on hand, a $25,000,000 revolving loan facility of which $4,052,000 is outstanding, and $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of September 30, 2022, the Company was in compliance with its financial covenants associated with the loans made under the Credit Agreement as described below.
Management believes cash on hand, cash flow from operating activities and available borrowings under the Company's credit agreement will be sufficient to meet the Company's current liquidity needs.
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000 ($38,689,000 of which was advanced to the Company on July 22, 2022), comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

The initial proceeds from the Huntington Credit Agreement were used in part to (i) repay all existing outstanding indebtedness of the Company owing to Wells Fargo Bank, National Association, and FGI Equipment Finance LLC (“FGI”) and (ii) pay certain fees and expenses associated with entering the Huntington Credit Agreement.

At the option of the Company, the Huntington Loans shall be comprised of Alternative Base Rate (ABR) Loans or Secure Overnight Financing Rate (SOFR) Loans.

ABR Loans bear interest at a per annum rate equal to ABR plus a margin of 280 to 380 basis points determined based on the Company’s leverage ratio. ABR is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% per annum and (c) Daily Simple SOFR for such day (taking into account any floor set forth in the definition of “Daily Simple SOFR”) plus 1.00% per annum; provided, that if the ABR shall be less than 0.00%, then ABR shall be deemed to be 0.00%.

SOFR Loans bear interest at a per annum rate equal to Daily Simple SOFR plus a margin of 180 to 230 basis points determined based on the Company’s leverage ratio. Daily Simple SOFR means, for any day (a “SOFR Rate Day”), a rate per annum equal to the greater of (a) SOFR for the day (such day, the “SOFR Determination Date”) that is five (5) U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website, and (b) 0.00%.

The Company’s obligations under the Huntington Credit Agreement are secured by all of the U.S. and Canadian assets of the Company, including all of its equity interests in each of the Company’s U.S. and Canadian subsidiaries and 65% of the Company’s equity interest in its Mexican subsidiaries, and are unconditionally guaranteed by certain subsidiaries of the Company.

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2022.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The interest rate for the Huntington Revolving Loan and Huntington Term Loan was 4.08% and 4.75% as of September 30, 2022, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through September 30, 2022). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which $4,052,000 is outstanding as of September 30, 2022.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Wells Fargo Loan
On December 31, 2021, the Company had term loans ("the WF Term Loans") and a revolving loan (the "WF Revolving loan") with Wells Fargo Bank, National Association, with balances of $13,992,000 and $4,424,000, respectively. The Company’s term and revolving loans had variable interest rates on December 31, 2021 of 3.77% and 4.25%, respectively. On July 22, 2022, all existing outstanding indebtedness of the Company owed to Wells Fargo Bank, National Association was repaid in full as part of the Huntington Credit Agreement.

FGI Equipment Finance LLC Term Loan
On December 31, 2021, the Company had a term loan (the "FGI Term Loan"), evidenced by a promissory note (the "FGI Note") with FGI, with a balance of $12,561,000. The Company’s term loan had a fixed interest rate of 8.25% at December 31, 2021. On July 22, 2022, all existing outstanding indebtedness of the Company owed to FGI was repaid in full as part of the Huntington Credit Agreement.

At September 30, 2022, the company recorded losses of $1,234,000 from writing off outstanding deferred loan costs and approximately $348,000 from prepayment fees associated with the FGI Term Loan.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $805,000 at September 30, 2022.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of September 30, 2022 and December 31, 2021.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Core Molding Technologies’ primary market risk results from changes in the price of commodities used in its manufacturing operations. Core Molding Technologies is also exposed to fluctuations in interest rates and foreign currency fluctuations associated with the Mexican Peso and Canadian Dollar. Core Molding Technologies does not hold any material market risk sensitive instruments for trading purposes. The Company uses derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates.
Core Molding Technologies has the following three items that are sensitive to market risks: (1) non-hedged loans under the Huntington Credit Agreement, all of which bear a variable interest rate; (2) non-hedged foreign currency purchases in which the Company purchases Mexican Pesos and Canadian Dollars with United States Dollars to meet certain obligations; and (3) raw material purchases in which Core Molding Technologies purchases various resins, fiberglass, and metal components for use in production. The prices and availability of these materials are affected by the prices of crude oil, natural gas and other feedstocks, tariffs, as well as processing capacity versus demand.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Term Loan would be impacted, as the interest rate on these loans is based upon SOFR. It would not, however, have a material effect on earnings before tax as the Company has entered into hedge to offset changes in SOFR.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company repurchased zero shares of our common stock during the three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 8, 2022	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	November 8, 2022	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10(a)	Credit Agreement, dated July 22, 2022, between Core Molding Technologies, Inc. and the Huntington National Bank, as administrative agent, sole leader arranger and sole book runner, and the lenders from time to time thereto.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2022

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated November 9, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated November 9, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein