Form 10-K
period 2022-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2023-03-14
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
As of June 30, 2022, the aggregate market value of the registrant's voting and non -voting common equity held by non-affiliates of the registrant was approximately $60,832,000, based upon the closing sale price of $9.19 on the NYSE American LLC on June 30, 2022, the last business day of registrant's most recently completed second fiscal quarter. As of March 13, 2023, the latest practicable date, 9,113,163 shares of the registrant’s common stock were issued, which includes 695,508 shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 2022 definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year are incorporated herein by reference in Part III of this Form 10-K.

CORE MOLDING TECHNOLOGIES, INC. AND SUBSIDIARIES

Information Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws, which are subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expect,” “intend,” “plans,” “projects,” “believes,” “estimates,” “encouraged,” “confident” and similar expressions are used to identify these forward-looking statements. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K:
•business conditions in the plastics, transportation, power sports, utilities and commercial product industries (including changes in demand for truck production);
•federal and state regulations (including engine emission regulations);
•general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates;
•the adverse impact of coronavirus (COVID-19) global pandemic on our business, results of operations, financial position, liquidity or cash flow, as well as impact on customers and supply chains;
•safety and security conditions in Mexico;
•fluctuations in foreign currency exchange rates;
•dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues;
•efforts of Core Molding Technologies to expand its customer base; the ability to develop new and innovative products and to diversify markets, materials and processes and increase operational enhancements;
•ability to accurately quote and execute manufacturing processes for new business; the actions of competitors, customers, and suppliers;
•failure of Core Molding Technologies’ suppliers to perform their obligations;
•the availability of raw materials;
•inflationary pressures; new technologies; regulatory matters;
•labor relations and labor availability as well as possible work stoppages or labor disruptions at one or more of our union locations or one of our customer or supplier locations;
•the loss or inability of Core Molding Technologies to attract and retain key personnel;
•the ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate any completed acquisitions;
•federal, state and local environmental laws and regulations;

•the availability of sufficient capital; the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders;
•management’s decision to pursue new products or businesses which involve additional costs, risks or capital expenditures;
•inadequate insurance coverage to protect against potential hazards; equipment and machinery failure;
•product liability and warranty claims; and
•other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS OF CORE MOLDING TECHNOLOGIES, INC.
Core Molding Technologies, Inc. (the "Company") and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, automobiles, power sports, construction and agriculture, building products and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in the United States, Canada and Mexico.
In general, the Company achieves product growth and diversification in several different ways, including: (1) resourcing of existing structural products from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new structural products through a selection process in which an OEM solicits bids; (3) successful marketing of structural products for previously non-structural applications; (4) converting alternative materials to engineered materials; (5) successful marketing of structural products to OEMs outside of our traditional markets; (6) developing of new materials, technology and processes to meet current or prospective customer requirements; and (7) acquiring an existing business. The Company's efforts continue to be directed towards all seven of those identified areas.
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
Molded Products
The Company manufactures structural products using compression molding (52 presses), resin transfer molding (4 presses), and injection molding processes (24 presses). As of December 31, 2022, the Company owned 80 molding presses including 19 in its Columbus, Ohio facility; 23 in its Matamoros, Mexico facility; 19 in its Cobourg, Canada facility; 10 in its Gaffney, South Carolina facility; 4 in its Winona, Minnesota facility; and 5 in its Escobedo, Mexico facility. The Company's molding presses range in size from 250 to 5,500 tons.

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
CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $16.6 million, $11.6 million, and $3.7 million in 2022, 2021, and 2020 respectively. These capital expenditures primarily consisted of building and equipment improvements and additional production equipment to manufacture parts.
The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural composite products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management has estimated that costs related to research and development were approximately $1.6 million, $1.3 million and $1.2 million in 2022, 2021, and 2020, respectively.
MAJOR CUSTOMERS
The Company had five major customers during the year ended December 31, 2022, BRP, Inc. (“BRP”), Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”), Universal Forest Products, Inc. (“UFP”) and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company. The following table presents sales to major customers as a percent of total sales for the years ended December 31:

	2022	2021	2020	Supply Agreement	Supply Agreement Expiration
BRP	14%	12%	10%	Yes	July 31, 2024
Navistar	17%	15%	18%	No	N/A
PACCAR	10%	12%	13%	Yes	November 30, 2023
Volvo	14%	12%	12%	Yes	December 31, 2027
UFP	9%	12%	17%	Yes	March 10, 2027
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
OTHER CUSTOMERS
The Company also produces products for other customers and industries, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2022.

GEOGRAPHIC INFORMATION
Substantially all of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2022	2021	2020
United States	$231,391	$191,667	$136,424
Mexico	113,245	88,952	64,942
Canada	26,829	22,642	16,827
Other	5,911	4,222	4,163
Total	$377,376	$307,483	$222,356

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
MAJOR COMPETITORS
The Company believes that it is one of the largest compounders and molders of thermoset and thermoplastic structural products in North America. The Company faces competition from a number of other molders including, most significantly, Molded Fiber Glass Companies, Teijin, Ashley Industrial Molding, René Matériaux Composite Ltée ("RMC"), STS Group, and 20/20 Custom Molded Plastics.
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

CAPACITY CONSTRAINTS
Capacity utilization is measured based on standard cycle times and a standard work week, which can range from five days per week, three-shifts per day to seven days per week, 24x7 operation, depending on the facility and molding process. During times when demand exceeds the standard five day, three -shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%. During 2022, the Company has used various methods from overtime to a weekend manpower crews to support the customers' production requirements.
The Company measures facility capacity in terms of its large compression molding presses (2,000 tons or greater). The Company owned 26 large compression molding presses at its facilities at December 31, 2022. The capacity utilization in these production facilities was 89% and 85% for the years ended December 31, 2022 and 2021, respectively.
The Company measures facility capacity in terms of its large injection molding presses (750 tons or greater). The Company owned 12 large injection molding presses at its facilities at December 31, 2022. The capacity utilization in these production facilities was 79% and 73% for the years ended December 31, 2022 and 2021, respectively.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just-in-time” basis. The ordered backlog of four weeks of expected shipments was approximately $30.3 million (100% of which the Company shipped during the first month of 2023) and $27.7 million at December 31, 2022 and 2021, respectively.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2022, the Company employed a total of 1,986 employees, which consisted of 690 employees in the United States, 1,073 employees in Mexico and 223 employees in Canada. The salary workforce consisted of 385 employees, while 1,601 employees were hourly. Four plant locations making up 69.0% of the workforce are covered by collective bargaining agreements.

Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	320
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	January 1, 2024	805
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	177
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 1, 2023(1)	69
(1)The Company is currently negotiating an extension to the Escobedo, Mexico collective bargaining agreement.
To support the Company’s long-term strategic plan, the Company is committed to being an employer of choice focusing on providing a safe place to work, organizational development opportunities, competitive total rewards packages while keeping diversity, equity and inclusion in the forefront.
Safety – The safety of the Company's workforce is a top priority with continued improvement in the Company's safety record. The Company utilizes behavior-based safety programs at all global facilities as a proactive method of increasing safe behaviors.
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
ENVIRONMENTAL, CLIMATE RELATED REGULATIONS AND COMPLIANCE
The Company's manufacturing operations are subject to federal, state, and local environmental laws and regulations, which impose limitations on the discharge of hazardous and non-hazardous pollutants into the air and waterways. The Company has established and implemented standards for the treatment, storage, and disposal of hazardous waste. Our policy is to conduct our business with due regard for the preservation and protection of the environment. Our environmental waste management process involves the regular auditing of hazardous waste accumulation points, hazardous waste activities, authorized treatment, and storage and disposal facilities. We believe that our operations are in substantial compliance with all material environmental laws and regulations applicable to our plants and operations. Historically, our annual costs of achieving and maintaining compliance with environmental laws and regulations have not been material to our financial results. However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future. See below under "Item 1A Risk Factors - Legal, Insurance, Tax and Cybersecurity Risks - Changes in legal, regulatory, and social responses to climate change, including any possible effect on energy prices, could adversely affect our business and reduce our profitability."

The Company has Environmental Management Systems at all of its facilities and has obtained ISO 14001 certification at all facilities except for Cobourg, Canada, which complies with strict Canadian environmental reporting. As part of the Company's environmental policy, all manufacturing employees are trained on waste management and other environmental issues. The Company's full Board of Directors provides oversight of the Company's environmental and climate matters through an Enterprise Risk Management system and quarterly reporting process.
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

Sales to five customers constituted approximately 64% of our 2022 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with five customers accounted for 67% of accounts receivable at December 31, 2022. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate, impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

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

The North American heavy and medium-duty truck industry, on which the demand of our products is largely dependent, is highly cyclical. In 2022, approximately 45% of our product sales was in this industry. The market for this industry fluctuates in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, supply chain constraints, our customers' inventory levels and production rates, and the overall strength of the economy. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

Price increases in raw materials (including price increases due to prolonged inflation) and availability of raw materials, including disruptions in supply chain, could adversely affect our operating results and financial condition.

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

We manufacture and sell products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Any direct or indirect supply chain disruptions may have an adverse impact on our business, financial condition, results of operations or cash flows. In addition, recent inflationary pressures have resulted in increased raw material, labor and logistics expenses, which, if they continue for a prolonged period, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our results of operation.

Long-term fixed price customer contracts could adversely impact operating results in an inflationary economy.

In order to obtain new business in a competitive environment, the Company enters into long-term contracts that fix the customer product price and requires the Company to accept all product orders. These fixed price customer contracts allow for certain price increases but may not provide for recovery of all of the Company's cost increases. As a result, if the Company’s operating costs, such as raw material, labor and overhead costs, increase the Company may not be able to increase the price of products sold to customers enough to offset operating costs increases, which could adversely affect our operating results and financial condition.

Cost reduction and quality improvement initiatives by original equipment manufacturers could have a material adverse effect on our business, results of operations, or financial condition.
We are primarily a components supplier to large original equipment manufacturers (“OEMs”) that are able to exert considerable pressure on components suppliers to reduce costs, improve quality, and provide additional design and engineering capabilities. OEMs continue to demand and receive price reductions and measurable increases in quality through their use of competitive selection processes, rating programs, and various other arrangements. We may be unable to generate sufficient production cost savings in the future to offset such price reductions. OEMs may also seek to save costs by purchasing components from suppliers that are geographically closer to their production facilities or relocating production to locations with lower cost structures and purchasing components from suppliers with lower production costs. These decisions by OEMs could require us to shift production between our facilities, move production lines between our facilities, or open new facilities to remain competitive. Shifting production, moving production lines, or opening new locations could result in significant costs required for capital investment, transfer expenses, and operating costs.

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
Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.
Our success largely depends on the efforts and abilities of our key personnel and our continuing ability to attract and retain highly qualified personnel. Their skills, experience, and industry contacts significantly benefit us. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and government regulations. To date we have experienced an increasingly competitive labor market. The increasing competition for highly skilled and talented employees has resulted, and could in the future result, in higher compensation costs and could result in difficulties in maintaining a capable workforce. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, caused by the ongoing COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing facilities and overall business and have other adverse effects on our results of operations and financial condition.
Work stoppages or other labor issues at our facilities or at our customers' facilities could adversely affect our operations.
As of December 31, 2022, unions at our Columbus, Ohio, Matamoros and Escobedo, Mexico, and Cobourg, Canada facilities represented approximately 69.0% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio, Matamoros, Mexico, Cobourg, Canada, and Escobedo, Mexico union contracts extend through August 9, 2025, January 1, 2024, November 1, 2025 and February 1, 2023, respectively. Any prolonged work stoppage or strike at our unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition. The Company is currently negotiating an extension to the Escobedo, Mexico collective bargaining agreement.

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
We will continue to pursue, and may be awarded, new business from existing or new customers. The Company may make capital investments, which may be material to the Company, in order to meet the expected production requirements of existing or new customers related to these business awards, and to support the potential production demands which may result from continued sales growth. The anticipated impact on the Company's sales and operating results related to these business awards may not materialize, as our growth could be adversely affected by many factors, including macroeconomic events such as inflation, recession, and interest rate increases, competition, and labor market shortages or regulations. Any delays or production difficulties encountered in connection with these business awards, and any change in customer demand, could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize.
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

Many of our products are made from a material whose manufacturing process involves the emission of carbon dioxide, a greenhouse gas that scientists have attributed as a cause of climate change. Our products require transportation from our facilities to the site where they are used, which consumes energy. Although it is uncertain at this time precisely what actions various governmental bodies will take early to address the affects of climate change and to achieve goals in response to the potential effects of climate change, various proposed legislative or regulatory initiatives related to climate changes, such as cap-and-trade systems, increased limits on emissions of greenhouse gases and fuel efficiency standards, or other measures, could in the future have a material impact on us, our customers, or the markets we serve, thereby resulting in a material adverse effect on our financial condition or results of operation. For example, customers in the transportation (automotive and truck) industry could be required to incur greater costs in order to comply with such initiatives, which could have an adverse impact on their profitability or viability. This could in turn lead to further changes in the structure of the transportation industry that could reduce demand for our products. We are also reliant on energy to manufacture our products, with our operating costs being subject to increase if energy costs rise. If new regulations would result in higher energy costs we may not be able to recover our operating cost increases through production efficiencies and price increases. Increases in energy prices for any reason (including as a result of new initiatives related to climate change) will increase our operating costs and likely reduce our profitability. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results, but it is likely our costs will increase in relation to any climate change legislation and regulation concerning greenhouse gases, which could have an adverse effect on our future financial position, results of operations or cash flows.

In addition, changes in weather severity may result in sufficient insurance availability to be limited or the price of insurance to materially increase. The Company, its suppliers and customers are located in areas that may be subject to damage or disruption due to changes in weather severity (i.e. floods, hurricanes, fires, etc.). Although the Company maintains property and business interruption insurance, damage from a weather event or disruption in the supply chain or customer demand may not be fully covered by our insurance and could cause a material adverse impact on our business. Disruption in our supply chain could also have an adverse effect on our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations. Thus, any supply chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to claims for compensation. If the Company is unable to obtain sufficient insurance coverage or the cost of insurance materially increases, the Company’s financial condition and results of operation could be materially impacted.
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
We have entered into executive employment agreements with executive officers that provide for significant severance payments in the event such employee's employment with us is terminated by the employee for good reason (as defined in the employment agreement). Good reason includes one or more of the following occurring in the ordinary course of business or within one year of a change in control: (i) a material reduction in base salary, (ii) a material diminution in the executive's position and/or duties, (iii) a material breach of the employment agreement by the person or other entity then controlling the Company, or (iv) a disavowal of the employment agreement by the person or other entity then controlling the Company. A change in control occurs when (a) one Person (as defined in the employment agreement), or more than one Person acting as a group, acquires ownership of stock of the Company that, together with the stock held by such Person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company, (b) a majority of the members of the Company's Board of Directors are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election, or (c) the sale of all or substantially all of the Company’s assets. These agreements would make it costly for the employment of certain of our senior management employees to be terminated and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.
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
In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. Failures of our IT systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguards on our systems and mitigate potential risks, our actions may not be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.
Risks Related to Economic Conditions
The ongoing COVID-19 pandemic has adversely impacted our business and the COVID-19 pandemic or similar public health crises could, in the future, have a material adverse impact on our business, results of operation, financial condition and liquidity, the nature and extent of which is highly uncertain.
The COVID-19 pandemic has caused, and continues to cause volatility in the global economy, the automotive industry and our business, resulting in increased economic, demand and operational uncertainty. We have global operations, customers and suppliers in countries impacted by COVID-19 where there are numerous uncertainties, including the duration and severity of the pandemic, the impact of the spread of new and existing variants of the virus, and the related macroeconomic impacts, including labor shortages, high inflation rates or other disruptions to our supply chain. The increased demand for imported goods driven by a shift in consumer spending has also stressed the global supply chain, from factory production capacity to transportation availability. Our suppliers could fail to deliver product in a timely manner as a result of disruption to the global supply chain due to the ongoing COVID-19 pandemic, which could materially interrupt our business operations and/or impact our liquidity.
Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders, business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where feasible. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to the Company due to the interconnected nature of our business relationships. The extent to which COVID-19, or any other similar public health crisis, will impact our ongoing business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the control of the spread of the virus, spread of new strains of the virus, additional actions taken by governmental authorities, and the ability to vaccinate the general population.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in three countries, United States, Canada and Mexico. Four of the production facilities are owned and the remaining two are leased. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. All owned facilities are subject to liens securing the Company's obligations under our revolving and term loans as described in Note 9, Debt to the Consolidated Financial Statements included herein.
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
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The Company's common stock is traded on the NYSE American LLC under the symbol “CMT”. The Company's common stock was held by 331 holders of record on March 13, 2023.
The table below sets forth the high and low sale prices of the Company stock for each full quarterly period within the two most recent fiscal years for which such stock was traded.

Core Molding Technologies, Inc.		High	Low
Fourth Quarter	2022	$13.00	$8.74
Third Quarter	2022	13.60	8.50
Second Quarter	2022	11.36	8.89
First Quarter	2022	11.51	7.96

Fourth Quarter	2021	$12.00	$8.16
Third Quarter	2021	17.35	11.41
Second Quarter	2021	16.00	11.01
First Quarter	2021	14.92	11.08
We repurchased 48,285 shares of our common stock during the year ended December 31, 2022. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards. Details of the repurchases of our common stock during the three months ended December 31, 2022, are included in the following table:

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
October 1 to 31, 2022	—	$—	—	—
November 1 to 30, 2022	—	—	—	—
December 1 to 31, 2022	—	—	—	—
Total	—	$—	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2022 the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in the United States, Canada and Mexico.
BUSINESS OVERVIEW
General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs, and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.
Product sales fluctuate in response to several factors including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The Company's largest market, North American truck, which is highly cyclical, accounted for 45%, 41%, and 43% of the Company’s product revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Business Outlook
Looking forward, based on industry analyst projections, customers' forecasts, price changes and anticipated new program launches offset by programs reaching end of life, the Company expects revenues for 2023 to be flat to slightly higher than 2022. The most significant impact to changes in revenues in 2023 compared to 2022 are expected from projected increases in medium and heavy-duty truck due to full year impact of 2022 program launches and price increases partially offset by expected decreases in the building products market. The Company will continue to monitor customer projections for impacts of ongoing monetary tightening conditions in North America.

The Company experienced raw material price stabilization in the later part of 2022 for most of the Company's significant raw materials and anticipates raw material prices to remain stable in 2023 at elevated levels above historic raw material cost levels. The Company experienced lower commodity resin prices in 2022 as compared to 2021, but those costs have stabilized and the Company anticipates those costs will remain flat for 2023.

Labor markets in Company locations have stabilized although wage rates remain elevated and pressure on wage rates is expected to continue in 2023. If labor costs continue to increase, the Company will continue to pursue customer price increases, where such increases will not have a significant negative impact on demand.

2022 compared to 2021
Net sales for the years ended December 31, 2022 and 2021 totaled $377,376,000 and $307,483,000, respectively. Included in total sales were tooling project sales of $18,675,000 and $23,458,000 for the years ended December 31, 2022 and 2021, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the year ended December 31, 2022 were $358,701,000 compared to $284,025,000 for the same period in 2021. The increase in sales is primarily the result of higher demand from the heavy-duty truck and power sports industries, price increases related to the recoupment of raw material inflation costs, and launch of new programs.
The Company's product sales for the year ended December 31, 2022 compared to the same period of 2021 by market are as follows (in thousands):

	2022	2021
Medium and heavy-duty truck	$158,649	$114,805
Power sports	84,727	60,230
Building products	41,038	44,981
Industrial and utilities	27,988	27,227
All other	46,299	36,782
Net product revenue	$358,701	$284,025
Gross margin was approximately 13.9% of sales for the year ended December 31, 2022, compared with 13.4% for the year ended December 31, 2021. The gross margin percentage increase was due to net changes in selling price and raw material cost of 2.5% and higher fixed cost leverage of 0.8% offset by unfavorable product mix and production inefficiencies of 2.8%.

Selling, general and administrative expense ("SG&A") totaled $34,399,000 for the year ended December 31, 2022, compared to $30,276,000 in 2021. Included in selling, general and administrative (“SG&A”) for the year ended December 31, 2021 are closure costs of $2,027,000 related to the manufacturing facility in Batavia, Ohio. Excluding closing costs, remaining SG&A costs for the year ended December 31, 2021 totaled $28,249,000. The increase in SG&A expense primarily resulted from higher labor and benefit costs of $2,112,000, higher bonus of $1,096,000, higher professional fees of $1,296,000 and higher travel costs of $374,000.
During the year ended December 31, 2022, the Company refinanced its existing credit facility. As a result, the Company recorded one-time losses of $1,234,000 from writing off outstanding deferred loan costs and $348,000 from prepayment fees associated with the repayment of the FGI Term Loan.
Interest expense totaled $1,960,000 for the year ended December 31, 2022, compared to interest expense of $2,311,000 for the year ended December 31, 2021. The decrease in interest expense was primarily due to lower interest rates resulting from the Company refinancing its credit facility during 2022, when compared to 2021.
Income tax expense was approximately $2,382,000, or 16.3% of total income before income taxes for the year ended December 31, 2022. The Company’s income tax expense for the year ended December 31, 2022 includes statutory foreign tax expense from foreign taxable income offset by tax benefits from tax losses in the United States. Income tax expense for the year ended December 31, 2022, also includes a valuation allowance reversal of $2,363,000 related to deferred tax assets related to the federal jurisdiction in the United States. Income tax expense for the year ended December 31, 2021 was $4,248,000 and includes statutory foreign tax expense from foreign taxable income offset by tax benefits, net of valuation allowances, for tax losses in the United States.
The Company recorded net income for 2022 of $12,203,000 or $1.44 per basic and diluted share, compared with net income of $4,671,000 or $0.55 per basic and diluted share for 2021.
Comprehensive income totaled $14,181,000 in 2022, compared with comprehensive income of $4,371,000 in 2021. The increase was primarily related to an increase in net income of $7,532,000 and a net increase in post retirement benefit plan adjustments of $1,732,000.

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

The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of December 31, 2022, the Company had outstanding foreign exchange contracts and interest rate swaps with notional amounts totaling $13,851,000 and $24,479,000, respectively. At December 31, 2021, the Company had no outstanding foreign exchange contracts and no outstanding interest rate swaps.
Cash provided by operating activities totaled $18,982,000 for the year ended December 31, 2022. Net income of $12,203,000 positively impacted operating cash flows. Non-cash deductions included in net income from depreciation and amortization and share based compensation amounted to $11,884,000 and $2,329,000, respectively, positively impacted cash flows. Non-cash increases included in net income from deferred income taxes of $3,469,000 and an increase in working capital of $5,595,000 resulted in a decrease in cash. The decrease in cash from working capital was primarily related to net changes in accounts receivable and other accrued expenses, offset by net changes in accounts payable and inventory.
Cash used in investing activities totaled $16,588,000 for the year ended December 31, 2022, primarily related to purchases of property, plant and equipment for additional capacity, automation, new programs and equipment improvements at the Company’s production facilities. Included in the $16,588,000 is approximately $8,800,000 of capacity expansion and automation investment. The Company anticipates spending approximately $13,000,000 on property, plant and equipment purchases for all of the Company's operations for the year ended December 31, 2023. The Company plans on using cash from operations and its revolving line of credit and revolving capex line of credit to finance capital expenditures. At December 31, 2022, purchase commitments for capital expenditures in progress were approximately $2,812,000.
Cash used in financing activities totaled $4,357,000 for the year ended December 31, 2022. Cash activity primarily consisted of repayments of principal on outstanding term loans of $25,913,000 and net repayments of revolving loans of $2,560,000, offset by proceeds from the Company's new credit facility with Huntington National Bank of $25,000,000. The Company's deposit with FGI of $1,200,000 was utilized to repay long-term debt.
At December 31, 2022, the Company had $4,183,000 of cash on hand, an available revolving line of credit of $23,136,000 and capex line of credit of $25,000,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Management believes cash on hand, cash flow from operating activities and available borrowings under the Company’s credit agreement will be sufficient to meet the Company’s current liquidity needs.
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000 ($38,689,000 of which was advanced to the Company on July 22, 2022), comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment, and a revolving loan commitment.

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

ABR Loans bear interest at a per annum rate equal to ABR plus a margin of 280 to 330 basis points determined based on the Company’s leverage ratio. ABR is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% per annum and (c) Daily Simple SOFR for such day (taking into account any floor set forth in the definition of “Daily Simple SOFR”) plus 1.00% per annum; provided, that if the ABR shall be less than 0.00%, then ABR shall be deemed to be 0.00%.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2022.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The interest rate for the Huntington Revolving Loan and Huntington Term Loan was 6.12% and 6.10% as of December 31, 2022, respectively.

In connection with the credit agreement, the Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2022 totaled $370,000.

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

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2022). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which $1,864,000 is outstanding as of December 31, 2022.

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

Wells Fargo Loan
On December 31, 2021, the Company had term loans (the "WF Term Loans") and a revolving loan (the "WF Revolving loan") with Wells Fargo Bank, National Association, with balances of $13,992,000 and $4,424,000, respectively. The Company’s term and revolving loans had variable interest rates on December 31, 2021 of 3.77% and 4.25%, respectively. On July 22, 2022, all existing outstanding indebtedness of the Company owed to Wells Fargo Bank, National Association was repaid in full as part of the Huntington Credit Agreement.

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

At December 31, 2022, the company recorded losses of $1,234,000 from writing off outstanding deferred loan costs and approximately $348,000 from prepayment fees associated with the FGI Term Loan.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $765,000 at December 31, 2022.
Shelf Registration
On December 11, 2020 the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, which became effective on December 16, 2020. The Registration Statement replaces an existing shelf Registration Statement which expired on November 14, 2020. The Registration Statement registered common stock, preferred stock, debt securities, warrants, depositary shares, rights, units, and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term.
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
The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2022:

	2023	2024	2025	2026	2027 and after	Total
Long-term debt	$1,286,000	$1,549,000	$1,885,000	$2,135,000	$17,709,000	$24,564,000
Interest(A)	1,134,000	1,066,000	980,000	891,000	596,000	4,667,000
Operating lease obligations	1,716,000	1,722,000	1,065,000	979,000	189,000	5,671,000
Contractual commitments for capital expenditures	2,812,000	—	—	—	—	2,812,000
Post retirement benefits	1,434,000	413,000	421,000	436,000	3,921,000	6,625,000
Total	$8,382,000	$4,750,000	$4,351,000	$4,441,000	$22,415,000	$44,339,000
(A)Estimated future interest payments based on the effective interest rate as of December 31, 2022.
As of December 31, 2022 and 2021, the Company had no significant off-balance sheet arrangements.
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
Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a no allowance for doubtful accounts is needed at December 31, 2022 and $90,000 at December 31, 2021. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $502,000 at December 31, 2022 and $222,000 at December 31, 2021. There have been no material changes in the methodology of these calculations.
Inventories
Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $433,000 at December 31, 2022 and $362,000 at December 31, 2021.
Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2022, 2021, and 2020.
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

The Company performed a qualitative analysis for the years end December 31, 2022, 2021 and 2020, and determined there was no impairment of the Company’s goodwill.
Self-Insurance
The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2022 and December 31, 2021 of $889,000 and $916,000, respectively, included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.
Post-Retirement Benefits
Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $6,625,000 at December 31, 2022 and $9,080,000 at December 31, 2021.
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
As of December 31, 2022 the Company had a net deferred tax asset of $3,462,000 consisting of $163,000, $893,000 and $2,406,000 related to tax positions in Canada, Mexico and the United States, respectively. During 2022, the Company recorded a valuation allowance of $1,154,000 against the entire state and local net loss carryforward and a portion of the interest limitation carryforward, due to cumulative losses in the United States over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
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
Core Molding Technologies has the following three items that are sensitive to market risks at December 31, 2022: (1) Term Loans and Revolving Loan which bear a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican Pesos or Canadian Dollars with United States dollars to meet certain obligations that arise due to operations at the facilities located in Mexico or Canada; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices certain feedstocks, transportation costs, as well as processing capacity versus demand.
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Company’s Revolving Loan and Term Loan would impact the interest paid by the Company, as the interest rate on these loans is based upon SOFR; however, it would not have a material effect on earnings before taxes.
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

Shareholders and the Board of Directors of
Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and Schedule II (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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
March 14, 2023

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)

	Years Ended December 31,
	2022	2021	2020

Net sales	$377,376	$307,483	$222,356

Total cost of sales	324,974	266,139	187,882

Gross margin	52,402	41,344	34,474

Selling, general and administrative expense	34,399	30,276	24,084

Operating income	18,003	11,068	10,390

Other income and expense
Loss due to extinguishment of debt	1,582	—	—
Net periodic post-retirement benefit	(124)	(162)	(80)
Net interest expense	1,960	2,311	5,923
Total other income and expense	3,418	2,149	5,843

Income before income taxes	14,585	8,919	4,547

Income taxes:
Current	5,851	4,615	(5,713)
Deferred	(3,469)	(367)	2,095
Total income taxes	2,382	4,248	(3,618)

Net income	$12,203	$4,671	$8,165

Net income per common share:
Basic	$1.44	$0.55	$0.98
Diluted	$1.44	$0.55	$0.98

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$12,203	$4,671	$8,165

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(85)	—	(452)
Income tax benefit	27	—	98

Interest rate hedging derivatives:
Unrealized benefit	765	—	705
Income tax benefit (expense)	(161)	—	(160)

Post retirement benefit plan adjustments:
Net actuarial gain	2,309	89	283
Prior service costs	(496)	(496)	(496)
Income tax benefit (expense)	(381)	107	27

Comprehensive income	$14,181	$4,371	$8,170

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$4,183	$6,146
Accounts receivable, net	44,261	35,261
Inventories, net	23,871	25,129
Foreign sales tax receivable	2,680	2,665
Prepaid expenses and other current assets	5,670	5,941
Total current assets	80,665	75,142

Right of use asset	5,114	5,577
Property, plant and equipment, net	83,267	75,897

Goodwill	17,376	17,376
Intangibles, net	7,619	9,567
Other non-current assets	4,574	3,133
Total Assets	$198,615	$186,692

Liabilities and Stockholders' Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$1,208	$3,943
Revolving debt	1,864	4,424
Accounts payable	29,586	22,695
Contract liabilities	1,395	6,256
Accrued liabilities:
Compensation and related benefits	9,101	7,532
Other	7,643	8,202
Total current liabilities	50,797	53,052

Other non-current liabilities	3,516	4,605
Long-term debt	22,986	21,251
Post retirement benefits liability	5,191	7,689
Total Liabilities	82,490	86,597
Commitments and Contingencies
Stockholders' Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 8,417,656 at December 31, 2022 and 8,235,740 at December 31, 2021	84	82
Paid-in capital	40,342	38,013
Accumulated other comprehensive income, net of income taxes	3,053	1,075
Treasury stock — at cost, 3,866,451 shares at December 31, 2022 and 3,818,166 shares at December 31, 2021	(29,099)	(28,617)
Retained earnings	101,745	89,542
Total Stockholders' Equity	116,125	100,095
Total Liabilities and Stockholders' Equity	$198,615	$186,692

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	7,877,945	$79	$34,772	$1,370	$(28,501)	$76,706	$84,426
Net income						8,165	8,165
Change in post retirement benefits net of tax of $27				(186)			(186)
Change in foreign currency hedge net of tax $98				(354)			(354)
Change in interest rate swaps net of tax $160				545			545
Purchase of treasury stock	(4,574)				(20)		(20)
Restricted stock vested	107,145	1					1
Share-based compensation			1,355				1,355
Balance at December 31, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						4,671	4,671
Change in post retirement benefits net of tax $107				(300)			(300)
Purchase of treasury stock	(7,237)				(96)		(96)
Restricted stock vested	262,461	2					2
Share-based compensation			1,886				1,886
Balance at December 31, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095
Net income						12,203	12,203
Change in post retirement benefits net of tax $381				1,432			1,432
Change in foreign currency hedge, net of tax $27				(58)			(58)
Change in interest rate swap, net of tax $161				604			604
Purchase of treasury stock	(48,285)				(482)		(482)
Restricted stock vested	230,201	2					2
Share-based compensation			2,329				2,329
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	2022	2021	2020
Cash flows from operating activities:
Net income	$12,203	$4,671	$8,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,884	11,616	11,662
Deferred income taxes	(3,469)	(475)	1,097
Share-based compensation	2,329	1,886	1,355
Loss on disposal of assets	—	571	—
Loss from extinguishment of debt	1,234	—	—
Loss on foreign currency	396	172	237
Change in operating assets and liabilities:
Accounts receivable	(9,000)	(8,952)	4,840
Inventories	1,258	(6,769)	3,322
Prepaid and other assets	928	(565)	(2,018)
Accounts payable	5,999	5,346	(3,142)
Accrued and other liabilities	(4,067)	5,481	2,910
Post retirement benefits liability	(713)	(436)	(264)
Net cash provided by operating activities	18,982	12,546	28,164
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,588)	(11,569)	(3,683)
Proceeds from sale of property, plant and equipment	—	154	—
Net cash used in investing activities	(16,588)	(11,415)	(3,683)
Cash flows from financing activities:
Gross borrowings on revolving loans	165,172	49,610	56,793
Gross repayment on revolving loans	(167,732)	(45,606)	(68,381)
Proceeds from term loan	25,000	—	30,165
Payment of principal of term loan	(25,913)	(3,022)	(38,725)
Payment of deferred loan costs	(402)	(2)	(2,038)
Payments related to the purchase of treasury stock	(482)	(96)	(20)
Net cash provided by (used in) financing activities	(4,357)	884	(22,206)
Net change in cash and cash equivalents	(1,963)	2,015	2,275
Cash and cash equivalents at beginning of year	6,146	4,131	1,856
Cash and cash equivalents at end of year	$4,183	$6,146	$4,131
Cash paid for:
Interest	$1,677	$1,840	$3,854
Income taxes	$6,649	$5,067	$570
Non-cash investing activities:
Fixed asset purchases in accounts payable	$868	$329	$147
Non-cash financing activities:
Deposit used in payment of principal on term loans	$1,200	$—	$—
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Basis of Presentation
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2022, the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products and other industrial markets. The Company offers customers a wide range of manufacturing processes to fit various program volumes and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products.
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
Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $4,183,000 cash on hand at December 31, 2022 and had $6,146,000 cash on hand at December 31, 2021.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a no allowance for doubtful accounts is needed at December 31, 2022 and $90,000 at December 31, 2021. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $502,000 at December 31, 2022 and $222,000 at December 31, 2021. There have been no material changes in the methodology of these calculations.
Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $433,000 at December 31, 2022 and $362,000 at December 31, 2021.
Inventories, net consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials and components	$16,523	$17,160
Work in process	2,929	1,976
Finished goods	4,419	5,993
Total inventories, net	$23,871	$25,129
Contract Assets/Liabilities - Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are classified as current and are included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Contract assets as of December 31, 2022 and 2021 are $344,000 and $17,000, respectively. During the years ended December 31, 2022 and December 31, 2021, the Company recognized no impairments on contract assets. Contract liabilities are classified as current on the Consolidated Balance Sheets as of December 31, 2022 and 2021. Contract liabilities as of December 31, 2022 and 2021 are $1,395,000 and $6,256,000, respectively. The Company recognized $14,562,000 and $5,820,000 for the years ended December 31, 2022 and 2021, respectively, corresponding with revenue from contract liabilities related to jobs outstanding at December 31, 2021 and December 31, 2020, respectively.
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
Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the

Company's long-lived assets for the years ended December 31, 2022, 2021 and 2020. The Company completed the closure of the manufacturing facility located in Batavia, Ohio as of December 31, 2021, and recognized a loss of $571,000 on the disposal of long-lived assets at December 31, 2021.
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
The Company performed a qualitative analysis for the years end December 31, 2022, 2021 and 2020, and determined there was no impairment of the Company’s goodwill.
Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 11 - Income Taxes.
Self-Insurance - The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2022 and December 31, 2021 of $889,000 and $916,000, respectively, included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.
Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $6,625,000 at December 31, 2022 and $9,080,000 at December 31, 2021.
Fair Value of Financial Instruments - The Company's financial instruments historically consist of long-term debt, revolving loans, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. Further detail is located in Note 14 - Fair Value of Financial Instruments.
Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. The Company had five major customers during the year end December 31, 2022, BRP, Inc. (“BRP”), Navistar, Inc. (“Navistar ”), PACCAR, Inc. (“PACCAR”), Universal Forest Products, Inc. (“UFP”), and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. Sales to five major customers comprised 64%, 63% and 70% of total sales in 2022, 2021 and 2020, respectively (see Note 4 - Major Customers). Concentrations of accounts receivable balances with five customers accounted for 67% and 55% of accounts receivable at December 31, 2022 and 2021, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations.
As of December 31, 2022, the Company employed a total of 1,986 employees, which consisted of 690 employees in the United States, 1,073 employees in Mexico and 223 employees in Canada. The salary workforce consisted of 385 employees, while 1,601 employees were hourly. Four plant locations making up 69.0% of the workforce are covered by collective bargaining agreements.
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	320
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	January 1, 2024	805
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	177
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 1, 2023(1)	69
(1)The Company is currently negotiating an extension to the Escobedo, Mexico collective bargaining agreement.
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
Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $1.6 million, $1.3 million and $1.2 million in 2022, 2021 and 2020.
Foreign Currency - The functional currency for the Mexican and Canadian operations is the United States Dollar. All foreign currency asset and liability amounts are remeasured into United States Dollars at end-of-period exchange rates. Income statement accounts are remeasured at the weighted monthly average rates. Gains and losses resulting from remeasurement of foreign currency financial statements into United States Dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency remeasurement and transaction activity is included in selling, general and administrative expense. This activity resulted in an expense of $401,000, $149,000 and $214,000 in 2022, 2021 and 2020, respectively.
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
The computation of basic and diluted net income per common share is as follows (in thousands, except for per share data):

	December 31,
	2022	2021	2020
Net income	$12,203	$4,671	$8,165
Less: net income allocated to participating securities	180	232	424
Net income available to common shareholders	$12,023	$4,439	$7,741

Weighted average common shares outstanding — basic	8,356	8,062	7,936
Effect of dilutive securities	12	—	3
Weighted average common and potentially issuable common shares outstanding — diluted	8,368	8,062	7,939

Basic net income per common share	$1.44	$0.55	$0.98
Diluted net income per common share	$1.44	$0.55	$0.98
The computation of basic and diluted net income per participating share is as follows (in thousands):

	December 31,
	2022	2021	2020
Net income allocated to participating securities	$180	$232	424

Weighted average participating shares outstanding — basic	125	422	434
Effect of dilutive securities	—	—	—
Weighted average participating and potentially issuable participating shares outstanding — diluted	125	422	434

Basic net income per participating share	$1.44	$0.55	$0.98
Diluted net income per participating share	$1.44	$0.55	$0.98

4.Major Customers
The Company had five major customers during the year ended December 31, 2022, BRP, Navistar, PACCAR, UFP, and Volvo. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the years ended December 31 (in thousands):

	2022	2021	2020
BRP product sales	$51,057	$35,078	$20,269
BRP tooling sales	1,613	2,735	1,662
Total BRP sales	52,670	37,813	21,931

Navistar product sales	60,778	39,546	33,656
Navistar tooling sales	3,126	6,962	6,569
Total Navistar sales	63,904	46,508	40,225

PACCAR product sales	36,652	33,545	27,997
PACCAR tooling sales	1,293	2,016	507
Total PACCAR sales	37,945	35,561	28,504

UFP product sales	33,638	38,292	38,530
UFP tooling sales	—	—	—
Total UFP sales	33,638	38,292	38,530

Volvo product sales	51,428	35,854	23,538
Volvo tooling sales	215	123	2,186
Total Volvo sales	51,643	35,977	25,724

Other product sales	125,148	101,710	66,590
Other tooling sales	12,428	11,622	852
Total other sales	137,576	113,332	67,442

Total product sales	358,701	284,025	210,580
Total tooling sales	18,675	23,458	11,776
Total sales	$377,376	$307,483	$222,356

5.    Foreign Operations
Primarily all of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2022	2021	2020
United States	$231,391	$191,667	$136,424
Mexico	113,245	88,952	64,942
Canada	26,829	22,642	16,827
Other	5,911	4,222	4,163
Total	$377,376	$307,483	$222,356

The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31 (in thousands):

	2022	2021
United States	$37,483	$33,823
Mexico	36,405	34,250
Canada	9,379	7,824
Total	$83,267	$75,897
6.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following at December 31 (in thousands):

	2022	2021
Land and land improvements	$6,009	$6,009
Building and improvements	44,490	43,901
Machinery and equipment	139,408	124,760
Tools, dies, and patterns	3,222	2,225
Additions in progress	7,396	6,605
Total	200,525	183,500
Less accumulated depreciation	(117,258)	(107,603)
Property, plant and equipment, net	$83,267	$75,897
Additions in progress at December 31, 2022 and 2021 relate to building improvements and equipment purchases that were not yet completed and placed in service at year end. At December 31, 2022, commitments for capital expenditures in progress were $2,812,000 and included $868,000 recorded on the balance sheet in accounts payable. At December 31, 2021, commitments for capital expenditures in progress were $5,315,000, and included $329,000 recorded on the balance sheet in accounts payable. Depreciation expense was $9,655,000, $9,181,000 and $8,659,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Leases
The Company has operating leases with fixed and variable payment terms primarily associated with buildings and warehouses. The Company's leases have remaining lease terms of twenty one months to fifty seven months, some of which include options to extend the lease for five years. Operating leases are included in right-of-use ("ROU") assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
The Company used the applicable incremental borrowing rate at lease inception date to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on baseline rates and adjusted by the credit spreads commensurate with the Company’s secured borrowing rate. At each reporting period when there is a new lease initiated, the Company will utilize the rate implicit in the lease if readily determinable and if not readily determinable, then the Company will utilize the incremental borrowing rate to perform lease classification tests on lease components and to measure ROU assets and lease liabilities.
The following table provides information related to the components of lease expense as of December 31 (in thousands):

	2022	2021
Operating lease cost	$1,715	$1,533
Short-term lease cost	1,549	1,092
Total net lease cost	$3,264	$2,625

The following table provides information related to other supplemental balance sheet information related to operating leases as of December 31, (in thousands):

	2022	2021
Operating lease:
Operating lease right of use assets	$5,114	$5,577
Total operating lease right of use assets	$5,114	$5,577

Current operating lease liabilities (A)	$1,626	$1,489
Noncurrent operating lease liabilities (B)	3,516	4,024
Total operating lease liabilities	$5,142	$5,513
(A)    Current operating lease liability included in "Other Current Accrued Liabilities" on the Consolidated Balance Sheets.
(B)    Noncurrent operating lease liability included in "Other Non-Current Liabilities" on the Consolidated Balance Sheets.

	2022	2021
Weighted average remaining lease term (in years):	3.6	4.2

Weighted average discount rate:	4.1%	4.1%
Other information related to leases as of December 31 (in thousands):

	2022	2021
Cash Paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$1,640	$1,525

Right of use assets obtained in exchange for new operating lease liabilities	$1,099	$3,928
As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2023	$1,716
2024	1,722
2025	1,065
2026	979
2027	189
Total lease payments	5,671
Less: imputed interest	(529)
Total lease obligations	5,142
Less: current obligations	(1,626)
Long-term lease obligations	$3,516

8.    Goodwill and Intangibles
Goodwill activity for the year consisted of the following at December 31, (in thousands):

	2022	2021
Balance at beginning of year	$17,376	$17,376
Additions	—	—
Impairment	—	—
Balance at end of year	$17,376	$17,376
Intangible assets at December 31, 2022 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(78)	$172
Trademarks	10 years	1,610	(798)	812
Non-competition Agreement	5 years	1,810	(1,795)	15
Developed Technology	7 years	4,420	(3,131)	1,289
Customer Relationships	10-12 years	9,330	(3,999)	5,331
Total		$17,420	$(9,801)	$7,619
Intangible assets at December 31, 2021 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(68)	$182
Trademarks	10 years	1,610	(637)	973
Non-competition Agreement	5 years	1,810	(1,433)	377
Developed Technology	7 years	4,420	(2,499)	1,921
Customer Relationships	10-12 years	9,330	(3,216)	6,114
Total		$17,420	$(7,853)	$9,567
The Company incurred $1,948,000, $1,949,000 and $1,948,000 of amortization expense for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, future intangible amortization was follows (in thousands):

Amortization Expense
2023	$1,602
2024	1,587
2025	952
2026	916
2027	916
2028 and thereafter	1,646
Total intangibles as of December 31, 2022	$7,619

9.    Debt
Long-term debt consists of the following at (in thousands):

	December 31, 2022	December 31, 2021
Wells Fargo term loans payable	$—	$13,992
FGI term loans payable	—	12,561
Leaf Capital term loan payable	85	119
Huntington term loans payable	24,479	—
Total	24,564	26,672
Less: deferred loan costs	(370)	(1,478)
Less: current portion	(1,208)	(3,943)
Long-term debt	$22,986	$21,251
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000 ($38,689,000 of which was advanced to the Company on July 22, 2022), comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment, and a revolving loan commitment.

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

ABR Loans bear interest at a per annum rate equal to ABR plus a margin of 280 to 330 basis points determined based on the Company’s leverage ratio. ABR is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% per annum and (c) Daily Simple SOFR for such day (taking into account any floor set forth in the definition of “Daily Simple SOFR”) plus 1.00% per annum; provided, that if the ABR shall be less than 0.00%, then ABR shall be deemed to be 0.00%.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2022.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The interest rate for the Huntington Revolving Loan and Huntington Term Loan was 6.12% and 6.10% as of December 31, 2022, respectively.

In connection with the credit agreement, the Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2022 totaled $370,000.

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

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2022). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which $1,864,000 is outstanding as of December 31, 2022.

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

Wells Fargo Loan
On December 31, 2021, the Company had term loans (the "WF Term Loans") and a revolving loan (the "WF Revolving loan") with Wells Fargo Bank, National Association, with balances of $13,992,000 and $4,424,000, respectively. The Company’s term and revolving loans had variable interest rates on December 31, 2021 of 3.77% and 4.25%, respectively. On July 22, 2022, all existing outstanding indebtedness of the Company owed to Wells Fargo Bank, National Association was repaid in full as part of the Huntington Credit Agreement.

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

At December 31, 2022, the company recorded losses of $1,234,000 from writing off outstanding deferred loan costs and approximately $348,000 from prepayment fees associated with the FGI Term Loan.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $765,000 at December 31, 2022.

Annual maturities of long-term debt are as follows (in thousands):

2023	$1,286
2024	1,549
2025	1,885
2026	2,135
2027	17,709
Total long-term debt as of December 31, 2022	$24,564
10.    Stock Based Compensation
On May 13, 2021, the Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 441,158 awards. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.
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
The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2022		2021		2020
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	459,420	$9.79	507,835	$6.35	343,919	$9.37
Granted	287,485	10.39	250,635	13.74	292,886	4.70
Vested	(230,201)	7.87	(262,461)	6.89	(107,145)	10.21
Forfeited	(13,957)	11.28	(36,589)	7.66	(21,825)	9.86
Unvested - end of year	502,747	$10.46	459,420	$9.79	507,835	$6.35
At December 31, 2022 and 2021, there was $3,570,000 and $3,029,000, respectively, of total unrecognized compensation expense. That cost is expected to be recognized over the weighted-average period of 1.8 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2022, 2021 and 2020 was $2,284,000, $1,762,000, and $1,254,000, respectively, and is recorded as selling, general and administrative expense.
Tax deficiencies in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2022, was $79,000. Tax benefits in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2021 was $305,000. Tax deficiencies in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2020, was $97,000.

During 2022, 2021 and 2020, employees surrendered 48,285, 7,237 and 4,574 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted stock.
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
A summary of the Company's stock appreciation rights activity for the years ended December 31, is as follows:

	2022		2021		2020
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Outstanding - beginning of year	177,016	$2.57	180,925	$2.57	222,112	$2.57
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(3,909)	2.57	(41,187)	2.57
Outstanding - end of year	177,016	$2.57	177,016	$2.57	180,925	$2.57
Exercisable - end of year	177,016	$2.57	124,801	$2.57	73,888	$2.57
The average remaining contractual term for SARs outstanding at December 31, 2022 is 1.3 years, with $529,000 aggregate intrinsic value. At December 31, 2022, there were no unrecognized compensation expense related to SARs. At December 31, 2021, there was $45,000 of total unrecognized compensation expense related to SARs.
Total compensation cost related to SARs for the years ended December 31, 2022, 2021 and 2020 was $45,000, $127,000 and $101,000 respectively, all of which was recorded to selling, general and administrative expense.
11.    Income Taxes
Components of the provision for income taxes are as follows (in thousands):

	2022	2021	2020
Current:
Federal	$(18)	$(388)	$(8,378)
Foreign	5,896	4,979	2,660
State and local	(27)	24	5
	5,851	4,615	(5,713)
Deferred:
Federal	(3,533)	(208)	955
Foreign	80	(167)	1,098
State and local	(16)	8	42
	(3,469)	(367)	2,095
Provision (benefit) for income taxes	$2,382	$4,248	$(3,618)

A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Provision at United States federal statutory rate	$3,063	$1,870	$954
U.S. federal valuation allowance	(2,363)	1,706	(2,493)
U.S. state and local valuation allowance	349	269	419
Net operating loss carryback at 34% tax rate	—	(137)	(3,205)
Effect of foreign taxes	1,519	996	790
State and local tax expense	(391)	(237)	(372)
Other	205	(219)	289
Provision (benefit) for income taxes	$2,382	$4,248	$(3,618)
At December 31, 2022, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $28,100,000 and $16,479,000 of the Company's Canadian and Mexican subsidiary, respectively, that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
As of December 31, 2022 the Company had a net deferred tax asset of $3,462,000 consisting of $163,000, $893,000 and $2,406,000 related to tax positions in Canada, Mexico and the United States, respectively. During 2022, the Company reversed $2,363,000 of its valuation allowance on deferred tax assets related to federal tax positions in the United States, due to tax planning strategies. As of December 31, 2022, the Company had a valuation allowance of $1,154,000 against the net deferred tax asset related to local tax positions in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
Deferred tax assets consist of the following at December 31:

	2022	2021
Net operating loss carryforwards	$3,399	$2,439
Interest limitation carryforwards	1,734	1,321
Accrued liabilities	626	704
Accounts receivable	44	45
Inventory	215	137
Property, plant, and equipment	(5,111)	(5,216)
Post retirement benefits	1,629	2,107
Goodwill and finite-lived assets, net	1,662	2,146
Other, net	418	6
Total deferred tax asset	4,616	3,689
Valuation allowance for deferred tax assets	(1,154)	(3,168)
Total deferred tax asset, net	$3,462	$521
At December 31, 2022, the Company's estimated net operating loss carryforwards and interest limitation carryforwards in the United States federal tax jurisdiction were $10,836,000 and $7,883,000, respectively. Both carryforwards do not expire. At December 31, 2022, the Company had no net operating loss carryforwards in Canada or Mexico or jurisdictions.

At December 31, 2022 and 2021 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
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
The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2022 and 2021 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status is for the plan’s year-end at December 31, 2021. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2022	2021		2022	2021
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Red Zone as of 12/31/21	Red Zone as of 12/31/20	Implemented	$1,191,000	$716,000	Yes	8/7/2025
			Total Contributions:		$1,191,000	$716,000
(A)The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2021. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week at $1.55 per hour from August 10, 2019 through August 9, 2025. The Company is paying a surcharge of $0.16 for each hour worked up to a maximum of 40 hours per person, per week as a result of the pension plan being in the Red Zone.
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
The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2022, 2021 and 2020, and will result in net periodic benefit cost reductions of approximately $496,000 in 2023 and each year thereafter during the amortization period.
The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2022 and 2021 and reconciliation with the amounts recognized in the Consolidated Balance Sheets are provided below (in thousands):

	Post Retirement Benefits
	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$9,080	$9,109
Interest cost	198	161
Unrecognized loss (gain)	(2,136)	79
Benefits paid, net	(517)	(269)
Benefit obligation at December 31	$6,625	$9,080
Plan Assets	—	—
Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(4,122)	$(4,618)
Net loss	948	3,257
Total	$(3,174)	$(1,361)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	4.9%	2.5%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31 (in thousands):

	2022	2021	2020
Pension expense:
Multi-employer plan	$1,137	$857	$676
Defined contribution plans	1,482	1,231	1,173
Total pension expense	2,619	2,088	1,849

Health and life insurance:
Interest cost	198	161	235
Amortization of prior service credits	(496)	(496)	(496)
Amortization of net loss	174	173	181
Net periodic benefit credit	(124)	(162)	(80)
Total post retirement benefits expense	$2,495	$1,926	$1,769
The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recognized a net actuarial gain of $2,136,000 which is comprised of an actuarial gain of $2,272,000, offset by differences between actual and expected benefit payments, expenses and balance sheet accruals resulting in a loss of $136,000. For the year ended December 31, 2021, the Company recognized a net actuarial loss of $79,000, which is comprised of an actuarial loss of $187,000, offset by differences between actual and expected benefit payments, expenses and balance sheet accrual resulting in a gain of $108,000. The net actuarial gain and loss for the years ended December 31, 2022 and 2021, respectively, were recorded in accumulated other comprehensive income.
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2022 and 2021 were a net credit of $3,174,000 and $1,361,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2023 consists of a prior service credit of $496,000 and a net loss of $22,000. In addition, 2023 interest expense related to post retirement healthcare is expected to be $265,000, for a total post retirement healthcare net gain of approximately $209,000 in 2023. The Company expects benefits paid in 2023 to be consistent with estimated future benefit payments as shown in the table below.
The weighted average rate of increase in the per capita cost of covered health care benefits as of December 31, 2022 and 2021 is projected to be 5.8% and 5.4%, respectively. The rate is projected to decrease gradually to medical pre age 65 of 5.0%, medical post age 65 of 4.25% and drugs – all ages of 5.0% by the year 2029 and remain at that level thereafter. As of December 31, 2021, the comparable assumptions for prior year were medical pre age 65 of 5.4%, medical post age 65 of 4.25% and drug - all ages of 5.0% by the year 2027.
The estimated future benefit payments of the health care plan for the next ten years are as follows (in thousands):

Postretirement Health Care Benefits Plan
2023	$1,434
2024	413
2025	421
2026	436
2027	424
2028 - 2032	2,142

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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of December 31, 2022 and December 31, 2021 approximate fair value due to the short-term maturities of these financial instruments. As of December 31, 2022, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR agreements. As of December 31, 2021, the carrying amounts of the WF Term Loans and WF Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate LIBOR agreements. The FGI Term Loan approximated fair value as of December 31, 2021 due to the immaterial movement in interest rates since the Company entered into the FGI Note on October 20, 2020. The Company had Level 2 fair value measurements at December 31, 2022 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of December 31, 2022 and 2021 the Company had no ineffective portion related to the cash flow hedges.
Interest Rate Swaps
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 9, "Debt", for additional information.
Financial statements impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$72	Accrued other liabilities	$157
	Other non-current assets	$—	Other non-current liabilities	$—
Notional Contract values		$3,379		$10,472

Interest rate swaps	Prepaid expenses other current assets	$280	Accrued other liabilities	$—
	Other non-current assets	$485	Other non-current liabilities	$—
Notional Contract values		$24,479		$—
At December 31, 2021 the Company had no derivatives designated as hedging instruments.
As of December 31, 2022, the Company had foreign exchange contracts related to the Mexican Peso with an exchange rate of 20.27 and the Canadian Dollar with exchange rates ranging from 1.31 to 1.36.
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2022	2021	2020		2022	2021	2020
Foreign exchange contracts	$(82)	$—	$142	Cost of goods sold	$3	$—	$526
				Selling, general and administrative expense	$—	$—	$68
Interest rate swaps	$770	$—	$(915)	Interest Expense	$5	$—	$(1,620)
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15.    Accumulated Other Comprehensive Income
The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2022 and 2021 (in thousands):

	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Total
2021:
Balance at January 1, 2021	$—	$1,375	$1,375
Other comprehensive income before reclassifications	—	(84)	(84)
Amounts reclassified from accumulated other comprehensive income	—	(323)	(323)
Income tax (expense) benefit	—	107	107
Balance at December 31, 2021	$—	$1,075	$1,075

2022:
Balance at January 1, 2022	$—	$1,075	$1,075
Other comprehensive income before reclassifications	688	2,136	2,824
Amounts reclassified from accumulated other comprehensive income	(8)	(323)	(331)
Income tax (expense) benefit	(134)	(381)	(515)
Balance at December 31, 2022	$546	$2,507	$3,053
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

16.     Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2022:
Product sales	$89,901	$93,317	$92,340	$83,143	$358,701
Tooling sales	691	5,418	9,266	3,300	18,675
Net sales	90,592	98,735	101,606	86,443	377,376
Gross margin	14,507	13,045	13,303	11,547	52,402
Operating income	6,012	4,385	4,632	2,974	18,003
Net income	3,864	2,188	1,319	4,832	12,203
Net income per common share:
Basic (1)	$0.46	$0.26	$0.16	$0.57	$1.44
Diluted (1)	$0.46	$0.26	$0.16	$0.57	$1.44

2021:
Product sales	$69,133	$79,117	$67,643	$68,132	$284,025
Tooling sales	3,696	1,344	13,382	5,036	23,458
Net sales	72,829	80,461	81,025	73,168	307,483
Gross margin	12,718	13,736	6,415	8,475	41,344
Operating income (loss)	5,346	6,173	(2,393)	1,942	11,068
Net income (loss)	3,456	4,086	(3,312)	441	4,671
Net income (loss) per common share:
Basic (1)	$0.41	$0.48	$(0.41)	$0.05	$0.55
Diluted (1)	$0.41	$0.48	$(0.41)	$0.05	$0.55

2020:
Product sales	$61,930	$35,847	$54,240	$58,563	$210,580
Tooling sales	2,093	1,959	5,633	2,091	11,776
Net sales	64,023	37,806	59,873	60,654	222,356
Gross margin	10,766	2,903	10,838	9,967	34,474
Operating income (loss)	4,261	(1,206)	4,321	3,014	10,390
Net income (loss)	7,961	(2,272)	3,343	(867)	8,165
Net income (loss) per common share:
Basic (1)	$0.97	$(0.29)	$0.39	$(0.10)	$0.98
Diluted (1)	$0.97	$(0.29)	$0.39	$(0.10)	$0.98
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The Company's independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2022, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Part III, Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2023, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2023, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2022:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	555,675	$12.99	441,158
(1) This amount includes outstanding awards under the Company's 2021 Long Term Equity Incentive Plan (the "2021 Plan") and the 2006 Long Term Equity Incentive Plan (the "2006 Plan"). Includes (i) 502,747 shares issuable pursuant to restricted stock awards and (ii) 52,928 shares issuable pursuant to outstanding stock appreciation rights, based on the Company's December 31, 2022 closing stock price.
(2) Weighted average exercise price shown in this table above does not take into account restricted stock awards.
Other information required by this Part III, Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2023, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2023, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 11, 2023, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
See Part II, Item 8 hereof.
(2) Financial Statement Schedules and Independent Auditor's Report
The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2022, 2021, and 2020
All other schedules are omitted because of the absence of the conditions under which they are required.
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
March 14, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons been on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 14, 2023

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2023

*
Sandra L. Kowaleski	Director	March 14, 2023

*
Thomas R. Cellitti	Director	March 14, 2023

*
James F. Crowley	Director	March 14, 2023

*
Ralph O. Hellmold	Director	March 14, 2023

*
Matthew Jauchius	Director	March 14, 2023

*
Andrew O. Smith	Director	March 14, 2023

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 14, 2023

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2022, 2021 and 2020.
Reserves deducted from asset to which it applies:
Allowance for Doubtful Accounts

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Year Ended December 31, 2022	$90,000	$(90,000)	$—	$—	$—
Year Ended December 31, 2021	$41,000	$51,000	$—	$2,000	$90,000
Year Ended December 31, 2020	$50,000	$27,000	$—	$36,000	$41,000
Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(B)	Balance at End of Year
Year Ended December 31, 2022	$222,000	$736,000	$—	$456,000	$502,000
Year Ended December 31, 2021	$179,000	$83,000	$—	$40,000	$222,000
Year Ended December 31, 2020	$476,000	$291,000	$—	$588,000	$179,000
(A)Amount represents uncollectible accounts written off.
(B)Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to filed with the Secretary of State of Delaware on November 6, 1996 Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By- Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4	Description of Securities	Filed Herein

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[2]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(b)	Credit Agreement, dated October 27, 2020, between Core Molding Technologies, Inc. and Wells Fargo Bank, National Association, as administrative agent, lead arranger and book runner, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2020

10(b)(1)	Master Security Agreement, dated as of October 20, 2020, among FGI Equipment Finance LLC, Core Molding Technologies, Inc. as debtor, and each of Core Composites Corporation and CC HPM, S. de R.L. de C.V., as guarantors	Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 2020

10(b)(2)	Promissory Note, dated October 20, 2020, between Core Molding Technologies, Inc. and FGI Equipment Finance LLC.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 2, 2020

10(c)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[1]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

Exhibit No.	Description	Location
10(c)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006)[1]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 23, 2006

10(d)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 15, 2017

10(e)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[1]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A dated April 8, 2016

10(f)	Core Molding Technologies, Inc. Salaried Employee Bonus Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 9, 2020

10(g)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 15, 2012

10(h)	Form of Award for Stock Appreciation Rights between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 20, 2019

10(i)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(m) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(j)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(n) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(k)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(q) to Current Report on Form 10-Q filed on August 6th, 2021

10(l)	Credit Agreement, dated July 22, 2022 between Core Molding Technologies, Inc. and The Huntington National Bank, as administrative agent, sole lead arranger and sole bookrunner, and the lenders from time to time thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 28, 2022

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

21	List of Subsidiaries	Filed Herein

23	Consent of Crowe LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

Exhibit No.	Description	Location
32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 14, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 14, 2022, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein
1.Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.
2.Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.