Form 10-Q
period 2023-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2023-05-09
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 8, 2023, the latest practicable date, 9,108,182 shares of the registrant’s common stock were issued, which includes 693,081 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net sales	$99,507	$90,592

Cost of sales	81,764	76,085

Gross margin	17,743	14,507

Selling, general and administrative expense	9,668	8,495

Operating income	8,075	6,012

Other income and expense
Interest expense	356	541
Net periodic post-retirement benefit	(52)	(31)
Total other expense	304	510

Income before taxes	7,771	5,502

Income tax expense	1,919	1,638

Net income	$5,852	$3,864

Net income per common share:
Basic	$0.69	$0.46
Diluted	$0.66	$0.46

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$5,852	$3,864

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain	488	—
Income tax expense	(105)	—

Interest rate swaps:
Unrealized hedge loss	(306)	—
Income tax benefit	64	—

Post-retirement benefit plan adjustments:
Amortization of net actuarial loss	6	43
Amortization of prior service credits	(124)	(124)
Income tax benefit	25	17

Comprehensive income	$5,900	$3,800
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,492	$4,183
Accounts receivable, net	52,501	44,261
Inventories, net	25,010	23,871
Foreign tax receivable	3,130	2,680
Prepaid expenses and other current assets	6,039	5,670
Total current assets	91,172	80,665

Right of use asset	5,037	5,114
Property, plant and equipment, net	81,730	83,267
Goodwill	17,376	17,376
Intangibles, net	7,207	7,619
Other non-current assets	4,259	4,574
Total Assets	$206,781	$198,615

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,205	$1,208
Revolving debt	—	1,864
Accounts payable	33,244	29,586
Contract liability	3,146	1,395
Compensation and related benefits	7,360	9,101
Accrued other liabilities	8,284	7,643
Total current liabilities	53,239	50,797

Other non-current liabilities	3,027	3,516
Long-term debt	22,685	22,986
Post-retirement benefits liability	5,097	5,191
Total Liabilities	84,048	82,490
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,420,340 at March 31, 2023 and 8,417,656 at December 31, 2022	84	84
Paid-in capital	41,073	40,342
Accumulated other comprehensive income, net of income taxes	3,101	3,053
Treasury stock - at cost, 3,867,769 shares at March 31, 2023 and 3,866,451 shares at December 31, 2022	(29,122)	(29,099)
Retained earnings	107,597	101,745
Total Stockholders’ Equity	122,733	116,125
Total Liabilities and Stockholders’ Equity	$206,781	$198,615
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended March 31, 2022:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095
Net income						3,864	3,864
Change in post-retirement benefits, net of tax $17				(64)			(64)
Restricted stock vested	34,422	1					1
Share-based compensation			501				501
Balance at March 31, 2022	8,270,162	$83	$38,514	$1,011	$(28,617)	$93,406	$104,397

For the three months ended March 31, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						5,852	5,852
Change in post-retirement benefits, net of tax of $25				(93)			(93)
Change in foreign currency hedge, net of tax of $105				383			383
Change in interest rate swaps, net of tax of $64				(242)			(242)
Repurchase of common stock	(1,318)	—			(23)		(23)
Issuance of common stock	4,002	—	—				—
Share-based compensation			731				731
Balance at March 31, 2023	8,420,340	$84	$41,073	$3,101	$(29,122)	$107,597	$122,733
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$5,852	$3,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,410	3,125
Loss on disposal of property, plant and equipment	80	—
Share-based compensation	731	501
Losses on foreign currency remeasurement	81	240
Change in operating assets and liabilities:
Accounts receivable	(8,240)	(17,031)
Inventories	(1,139)	(3,270)
Prepaid and other assets	(450)	1,502
Accounts payable	4,209	10,407
Accrued and other liabilities	324	(948)
Post-retirement benefits liability	(211)	(47)
Net cash provided by (used in) operating activities	4,647	(1,657)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,127)	(2,482)
Net cash used in investing activities	(2,127)	(2,482)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(35,369)	(37,444)
Gross borrowings on revolving line of credit	33,505	37,855
Payments related to the purchase of treasury stock	(23)	—
Payment of principal on term loans	(324)	(1,092)
Net cash used in financing activities	(2,211)	(681)

Net change in cash and cash equivalents	309	(4,820)

Cash and cash equivalents at beginning of period	4,183	6,146

Cash and cash equivalents at end of period	$4,492	$1,326

Cash paid for:
Interest	$345	$420
Income taxes	$1,931	$2,198
Non-cash investing activities:
Fixed asset purchases in accounts payable	$262	$513
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2023, and the results of operations and cash flows for the three months ended March 31, 2023. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $4,492,000 cash on hand at March 31, 2023 and had $4,183,000 cash on hand at December 31, 2022.

Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $10,000 allowance for doubtful accounts is needed at March 31, 2023 and none at December 31, 2022. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $344,000 at March 31, 2023 and $502,000 at December 31, 2022. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $536,000 at March 31, 2023 and $433,000 at December 31, 2022.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $782,000 at March 31, 2023, and $344,000 at December 31, 2022. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the three months ended March 31, 2023, the Company recognized no impairments on contract assets. For the three months ended March 31, 2023, the Company recognized $622,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2022.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the three months ended March 31, 2023 and March 31, 2022, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2023 and December 31, 2022 of $918,000 and $889,000, respectively.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $6,531,000 at March 31, 2023 and $6,625,000 at December 31, 2022.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Current Expected Credit Loss (CECL)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model which replaced the previous “incurred loss” model and generally will result in the earlier recognition of allowances for losses. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326),” which is also effective with the adoption of ASU 2016-13. In November 2019, the FASB voted to delay the implementation date for certain companies, including those that qualify as a smaller reporting company under the U.S. Securities and Exchange Commission rules, until fiscal years beginning after December 15, 2022. We have adopted this ASU as of January 1, 2023 with no material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

4. NET INCOME PER COMMON SHARE
Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock appreciation rights and restricted stock under the treasury stock method.
On May 13, 2021, the Company's stockholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan provides restricted stock award recipients voting rights equivalent to the Company's common stock and accrual of dividends but not receipt of dividends until all conditions or restrictions related to such award have been satisfied. Accordingly, the restricted shares are not considered participating shares. The 2006 Plan provides restricted stock award recipients voting rights equivalent to the Company’s common stock and accrual and receipt of dividends irrespective of any conditions or restrictions related to such award being satisfied. Accordingly, the restricted shares granted from the 2006 Plan are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share.
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended March 31,
	2023	2022
Net income	$5,852	$3,864
Less: net income allocated to participating securities	54	97
Net income available to common stockholders	$5,798	$3,767

Weighted average common shares outstanding — basic	8,418,000	8,268,000
Effect of weighted average dilutive securities	334,000	—
Weighted average common and potentially issuable common shares outstanding — diluted	8,752,000	8,268,000

Basic net income per common share	$0.69	$0.46
Diluted net income per common share	$0.66	$0.46

The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	Three months ended March 31,
	2023	2022
Net income allocated to participating securities	$54	$97

Weighted average participating shares outstanding — basic	78,000	213,000
Effect of dilutive securities	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	78,000	213,000

Basic net income per participating share	$0.69	$0.46
Diluted net income per participating share	$0.69	$0.46

5. MAJOR CUSTOMERS
The Company had five major customers during the three months ended March 31, 2023, BRP, Inc. ("BRP"), Navistar, Inc. ("Navistar"), PACCAR, Inc. ("PACCAR"), Universal Forest Products, Inc. ("UFP") and Volvo Group North America, LLC ("Volvo"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
BRP product sales	$12,144	$12,207
BRP tooling sales	581	150
Total BRP sales	12,725	12,357

Navistar product sales	19,262	14,022
Navistar tooling sales	185	11
Total Navistar sales	19,447	14,033

PACCAR product sales	10,200	8,747
PACCAR tooling sales	67	111
Total PACCAR sales	10,267	8,858

UFP product sales	10,774	12,687
UFP tooling sales	—	—
Total UFP sales	10,774	12,687

Volvo product sales	15,609	10,915
Volvo tooling sales	45	87
Total Volvo sales	15,654	11,002

Other product sales	30,348	31,323
Other tooling sales	292	332
Total other sales	30,640	31,655

Total product sales	98,337	89,901
Total tooling sales	1,170	691
Total sales	$99,507	$90,592

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$16,933	$16,523
Work in process	2,484	2,929
Finished goods	5,593	4,419
Total	$25,010	$23,871
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
The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$427	$475
Short-term lease cost	$470	$385
Total net lease cost	$897	$860
Other supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right of use assets	$5,037	$5,114

Current operating lease liabilities(A)	$1,958	$1,626
Noncurrent operating lease liabilities(B)	3,027	3,516
Total operating lease liabilities	$4,985	$5,142

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.

The following table presents certain information related to lease terms and discount rates for leases:

Operating leases	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years):	3.0	3.6

Weighted average discount rate:	5.5%	4.1%
For the three months ended March 31, 2023 and 2022, cash payments on amounts included in the measurement of lease liabilities were $568,000 and $475,000, respectively. During the three months ended March 31, 2023, the Company terminated a lease for the secondary warehouse in Monterrey, Mexico. As a result, the Company wrote off approximately $1,548,000 and $1,660,000 of lease assets and lease liabilities, respectively, related to this lease. The Company then entered into a new lease related to the secondary warehouse in Monterrey, Mexico, which resulted in right of use assets obtained in exchange for new operating lease liabilities of $641,000 at March 31, 2023. The Company also entered into a new lease related to a warehouse in Matamoros, Mexico, which resulted in additional right of use assets obtained in exchange for new operating lease liabilities of $1,172,000 at March 31, 2023. At March 31, 2022, there were no right of use assets obtained in exchange for new operating lease liabilities.
Maturities of operating lease liabilities were as follows (in thousands):

	March 31, 2023	December 31, 2022
2023 (remainder of year)	$1,573	$1,716
2024	2,102	1,722
2025	1,129	1,065
2026	599	979
2027	189	189
Total lease payments	5,592	5,671
Less: imputed interest	(607)	(529)
Total lease obligations	4,985	5,142
Less: current obligations	(1,958)	(1,626)
Long-term lease obligations	$3,027	$3,516
8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	March 31, 2023	December 31, 2022
Property, plant and equipment	$202,046	$200,525
Accumulated depreciation	(120,316)	(117,258)
Property, plant and equipment — net	$81,730	$83,267
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,978,000 and $2,517,000, respectively. Amounts invested in capital additions in progress were $6,508,000 and $7,396,000 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, purchase commitments for capital expenditures in progress were $1,498,000 and $2,812,000, respectively.

9. GOODWILL AND INTANGIBLES
Goodwill activity for the three months ended March 31, 2023 consisted of the following (in thousands):

Balance at December 31, 2022	$17,376
Additions	—
Impairment	—
Balance at March 31, 2023	$17,376
Intangibles, net at March 31, 2023 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(80)	$170
Trademarks	10 Years	1,610	(839)	771
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(3,288)	1,132
Customer relationships	10-12 Years	9,330	(4,196)	5,134
Total		$17,420	$(10,213)	$7,207
Intangibles, net at December 31, 2022 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(78)	$172
Trademarks	10 Years	1,610	(798)	812
Non-competition agreement	5 Years	1,810	(1,795)	15
Developed technology	7 Years	4,420	(3,131)	1,289
Customer relationships	10-12 Years	9,330	(3,999)	5,331
Total		$17,420	$(9,801)	$7,619
The aggregate intangible asset amortization expense was $412,000 and $487,000 for the three months ended March 31, 2023 and 2022, respectively.
10. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Pension expense:
Multi-employer plan	$238	$207
Defined contribution plan	528	365
Total pension expense	766	572
Health and life insurance:
Interest cost	66	50
Amortization of prior service credits	(124)	(124)
Amortization of net loss	6	43
Net periodic benefit credit	(52)	(31)
Total post-retirement benefits expense	$714	$541

The Company made payments of $624,000 to pension plans and $149,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2023. For the remainder of 2023, the Company expects to make approximately $2,425,000 of pension plan payments, of which $774,000 was accrued at March 31, 2023. The Company also expects to make approximately $1,285,000 of post-retirement healthcare and life insurance payments for the remainder of 2023, all of which were accrued at March 31, 2023.
11. DEBT
Debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Huntington term loans payable	24,167	24,479
Leaf Capital term loan payable	76	85
Total	24,243	24,564
Less deferred loan costs	(353)	(370)
Less current portion	(1,205)	(1,208)
Long-term debt	$22,685	$22,986

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2023.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

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

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2023 and December 31, 2022. The fair value of the interest rate swap was an asset of $458,000 and $765,000 at March 31, 2023 and December 31, 2022, respectively.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through March 31, 2023). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none and $1,864,000 was outstanding as of March 31, 2023 and December 31, 2022, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.38% and 6.12% as of March 31, 2023 and December 31, 2022, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Wells Fargo Loan
On March 31, 2022, the Company had term loans ("the WF Term Loans") and a revolving loan (the "WF Revolving loan") with Wells Fargo Bank, National Association, with balances of $13,392,000 and $4,835,000, respectively. The Company’s term and revolving loans had variable interest rates on March 31, 2022 of 3.78% and 4.50%, respectively. On July 22, 2022, all existing outstanding indebtedness of the Company owed to Wells Fargo Bank, National Association was repaid in full as part of the Huntington Credit Agreement.

FGI Equipment Finance LLC Term Loan
On March 31, 2022, the Company had a term loan (the "FGI Term Loan"), evidenced by a promissory note (the "FGI Note") with FGI, with a balance of $12,077,000. The Company’s term loan had a fixed interest rate of 8.25% at March 31, 2022. On July 22, 2022, all existing outstanding indebtedness of the Company owed to FGI was repaid in full as part of the Huntington Credit Agreement.

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
At March 31, 2023, the Company had a net deferred tax asset of $3,462,000 consisting of $163,000, $893,000 and $2,406,000 related to tax positions in Canada, Mexico and the United States, respectively. As of March 31, 2023, the Company had a valuation allowance of $1,154,000, against the deferred tax asset related to local tax positions in the Unites States, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian, Mexican, and federal United States. tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the three months ended March 31, 2023 is estimated to be $1,919,000, approximately 24.7% of income before income taxes. Income tax expense for the three months ended March 31, 2022 was estimated to be $1,638,000, approximately 29.8% of loss before income taxes.
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
13. STOCK BASED COMPENSATION

On May 13, 2021, The Company's stockholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 250,824 awards. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.

Awards under the 2021 Plan vest over one to three years and shares previously awarded and currently unvested under the 2006 Plan vest over three years. Shares granted under both the 2006 and 2021 Plans vest immediately upon the date of a participant’s death, disability or change in control.

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

The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	502,747	$10.46
Granted	179,580	15.98
Vested	—	—
Forfeited	(2,596)	10.40
Unvested balance at March 31, 2023	679,731	$11.95
At March 31, 2023 and 2022, there was $5,702,000 and $2,579,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at March 31, 2023 is expected to be recognized over the weighted-average period of 2.3 years. Total compensation cost related to Restricted Stock grants for the three months ended March 31, 2023 and 2022 was $725,000 and $468,000, respectively, all of which was recorded to selling, general and administrative expense.
During the three months ended March 31, 2023 and March 31, 2022, employees withheld no shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
Performance Restricted Stock Awards
The Company grants shares of its common stock to certain officers and key managers in the form of shares of performance-based restricted stock ("Performance Restricted Stock Awards"). These awards are measured at the fair value of the Company's common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period to the extent that the performance measures have been satisfied as of the last day of the performance period of the award. The total amount payable as of the award's vesting date is determined by the three year average Operational Income and Return on Capital Employed performance measure achievement. The Company adjusts compensation expense for actual forfeitures as they occur, and for estimated performance measure achievement.
The following summarizes the status of Performance Restricted Stock Awards and changes during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	—	$—
Granted	13,350	15.98
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2023	13,350	$15.98
At March 31, 2023, there was $207,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards. As of March 31, 2022, there was no unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at March 31, 2023 is expected to be recognized over the weighted-average period of 2.9 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended March 31, 2023 was $6,000, all of which was recorded to selling, general and administrative expense.
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

A summary of the Company's stock appreciation rights activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	177,016	$10.00
Granted	—	—
Exercised	(4,002)	10.00
Forfeited	—	—
Outstanding at end of the period ended March 31, 2023	173,014	$10.00
Exercisable at end of the period ended March 31, 2023	173,014	$10.00
At March 31, 2023, the weighted average grant date fair value of outstanding SARs was $2.57. The aggregate intrinsic value of SARs as of March 31, 2023 was $1,382,000. The total intrinsic value of SARs exercised as of March 31, 2023 was $30,000. The average remaining contractual term for SARs outstanding at March 31, 2023 is 1.1 years. There was no unrecognized compensation expense, related to SARs at March 31, 2023. For the three months ended March 31, 2023, there was no compensation cost. Total compensation cost related to SARs for the three months ended March 31, 2022 was $33,000, all of which was recorded to selling, general and administrative expense.
During the three months ended March 31, 2023, employees withheld 1,318 shares of common stock to satisfy income tax withholding obligations in connection with the exercise of stock appreciation rights. Employees withheld no shares for the three months ended March 31, 2022.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2023 and December 31, 2022 approximate fair value due to the short-term maturities of these financial instruments. As of March 31, 2023 and December 31, 2022, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at March 31, 2023 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of March 31, 2023, the Company had no ineffective portion related to the cash flow hedges.
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

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments March 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$620	Accrued other liabilities	$126
	Other non-current assets	$—	Other non-current liabilities	$92
Notional contract values		$21,398		$7,194

Interest rate swaps	Prepaid expenses other current assets	$425	Accrued other liabilities	$—
	Other non-current assets	$33	Other non-current liabilities	$—
Notional contract values		$24,167		$—

	Fair Value of Derivative Instruments December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$72	Accrued other liabilities	$157
	Other non-current assets	$—	Other non-current liabilities	$—
Notional contract values		$3,379		$10,472

Interest rate swaps	Prepaid expenses other current assets	$280	Accrued other liabilities	$—
	Other non-current assets	$485	Other non-current liabilities	$—
Notional contract values		$24,479		$—
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended March 31, 2023 and 2022 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2023	2022		2023	2022
Foreign exchange contracts	$620	$—	Cost of goods sold	$119	$—
			Selling, general and administrative expense	$13	$—
Interest rate swaps	$(212)	$—	Interest expense	$94	$—
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

2022:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2022:
Balance at December 31, 2021	$—	$1,075	$1,075
Amounts reclassified from accumulated other comprehensive income	—	(81)	(81)
Income tax benefit	—	17	17
Balance at March 31, 2022	$—	$1,011	$1,011

2023:
Balance at December 31, 2022	$546	$2,507	$3,053
Other comprehensive income before reclassifications	408	—	408
Amounts reclassified from accumulated other comprehensive income	(226)	(118)	(344)
Income tax benefit (expense)	(41)	25	(16)
Balance at March 31, 2023	$687	$2,414	$3,101
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws, which are subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exhcange Act"). As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements involve known and unknown risks and are subject to uncertainties and factors relating to Core Molding Technologies' operations and business environment, all of which are difficult to predict and many of which are beyond Core Molding Technologies' control. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expect,” “intend,” “plans,” “projects,” “believes,” “estimates,” “encouraged,” “confident” and similar expressions are used to identify these forward-looking statements. These uncertainties and factors could cause Core Molding Technologies' actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
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
•general macroeconomic conditions, including uncertainties surrounding volatility in financial markets, and the availabiity of capital and credit;
•general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates;
•the adverse impact of coronavirus (COVID-19) global pandemic or other pandemics in the future on our business, results of operations, financial position, liquidity or cash flow, as well as impact on customers and supply chains;
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
•product liability and warranty claims; and
•other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2022.
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

Business Outlook

Looking forward, based on industry analyst projections, customers' forecasts, price changes and anticipated new program launches offset by programs reaching end of life, the Company expects revenues for 2023 to remain flat to slightly higher than 2022. The most significant impact to revenues in 2023 compared to 2022 are expected from projected increases in medium and heavy-duty truck due to full year impact of 2022 program launches and price increases partially offset by expected decreases in the building products market. The Company will continue to monitor customer projections for impacts of ongoing monetary tightening conditions in North America.

The Company experienced raw material price stabilization in the latter part of 2022 for most of the Company's significant raw materials and anticipates raw material prices to remain stable in 2023 at elevated levels above historic raw material cost levels. The Company experienced lower commodity resin prices in 2022 as compared to 2021, but those costs have stabilized and the Company anticipates those costs will remain flat for 2023.

Labor markets in Company locations have stabilized although wage rates remain elevated and pressure on wage rates is expected to continue in 2023. If labor costs continue to increase, the Company will continue to pursue customer price increases, where such increases will not have a significant negative impact on demand.

The Company continues to monitor certain macroeconomic events, including the impact of recent domestic and international bank failures, which had no direct impact on our results of operations, financial condition and results of operations during the first quarter of 2023. Any additional market disruptions could impact banks directly used by the Company or those used by our customers or suppliers, which could have a negative effect on the Company’s financial position and results of operations

Results of Operations

Three Months Ended March 31, 2023, as Compared to Three Months Ended March 31, 2022
Net sales for the three months ended March 31, 2023 and 2022 totaled $99,507,000 and $90,592,000, respectively. Included in net sales were tooling project sales of $1,170,000 and $691,000 for the three months ended March 31, 2023 and 2022, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2023 were $98,337,000 compared to $89,901,000 for the same period in 2022. The increase in sales is primarily the result of higher demand from the medium and heavy-duty truck and power sports markets, revenues from new programs, launches and price increases related to raw material and labor cost inflation, offset by lower demand in the building products industry. The Company's product sales for the three months ended March 31, 2023 compared to the same period in 2022 by market are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Medium and heavy-duty truck	$49,516	$35,219
Power sports	22,036	20,907
Building products	11,787	14,939
Industrial and utilities	6,430	6,025
All other	8,568	12,811
Net product revenue	$98,337	$89,901

Gross margin was approximately 17.8% of sales for the three months ended March 31, 2023, compared with 16.0% for the three months ended March 31, 2022. The gross margin percentage increase was positively impacted by net changes in selling price and raw material costs of 7.0%, offset by operational inefficiencies and product mix of 3.6%, unfavorable foreign currency impact of 1.2%, and lower fixed cost leverage of 0.4%.

Selling general and administrative expense ("SG&A") was $9,668,000 for the three months ended March 31, 2023, compared to $8,495,000 for the three months ended March 31, 2022. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $801,000, primarily due to wage inflation, additional headcount and higher share-based compensation.

Interest expense totaled $356,000 for the three months ended March 31, 2023, compared to interest expense of $541,000 for the three months ended March 31, 2022. The decrease in interest expense was primarily due to lower interest rates resulting from the Company refinancing its credit facility during the third quarter of 2022.

Income tax expense for the three months ended March 31, 2023 is estimated to be $1,919,000, approximately 24.7% of income before income taxes. Income tax expense for the three months ended March 31, 2022 was estimated to be $1,638,000, approximately 29.8% of income before income taxes.

The Company recorded net income for the three months ended March 31, 2023 of $5,852,000 or $0.69 and $0.66 per basic and diluted share, respectively, compared with net income of $3,864,000, or $0.46 per basic and diluted share, for the three months ended March 31, 2022.

Comprehensive income totaled $5,900,000 for the three months ended March 31, 2023, compared to comprehensive income of $3,800,000 for the same period ended March 31, 2022. The increase was primarily related to the increase in net income of $1,988,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of March 31, 2023, the Company had outstanding foreign exchange contracts with notional amounts totaling $14,204,000. As of March 31, 2023, the Company had outstanding interest rate swaps with notional amounts totaling $24,167,000.
Cash provided by operating activities for the three months ended March 31, 2023 totaled $4,647,000. Net income of $5,852,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $3,410,000 and $731,000, respectively. Increased working capital decreased cash provided by operating activities by $5,507,000. The increase in working capital was primarily related to changes in accounts receivable and inventories, offset by a change in accounts payable.
Cash used in investing activities for the three months ended March 31, 2023 was $2,127,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $13,000,000 during 2023 on property, plant and equipment purchases for all of the Company's operations. At March 31, 2023, purchase commitments for capital expenditures in progress were $1,498,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the three months ended March 31, 2023 totaled $2,211,000, which consisted of repayments of long-term debt of $324,000 and net revolving loan payments of $1,864,000.
At March 31, 2023, the Company had $4,492,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of March 31, 2023, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
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

The initial proceeds from the Huntington Credit Agreement were used in part to (i) repay all existing outstanding indebtedness of the Company owing to Wells Fargo Bank, National Association, and FGI Equipment Finance LLC (“FGI”) and (ii) pay certain fees and expenses associated with entering into the Huntington Credit Agreement.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2023.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

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

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2023 and December 31, 2022. The fair value of the interest rate swap was an asset of $458,000 and $765,000 at March 31, 2023 and December 31, 2022, respectively.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through March 31, 2023). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none and $1,864,000 was outstanding as of March 31, 2023 and December 31, 2022, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.38% and 6.12% as of March 31, 2023 and December 31, 2022, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Wells Fargo Loan
On March 31, 2022, the Company had term loans ("the WF Term Loans") and a revolving loan (the "WF Revolving loan") with Wells Fargo Bank, National Association, with balances of $13,392,000 and $4,835,000, respectively. The Company’s term and revolving loans had variable interest rates on March 31, 2022 of 3.78% and 4.50%, respectively. On July 22, 2022, all existing outstanding indebtedness of the Company owed to Wells Fargo Bank, National Association was repaid in full as part of the Huntington Credit Agreement.

FGI Equipment Finance LLC Term Loan
On March 31, 2022, the Company had a term loan (the "FGI Term Loan"), evidenced by a promissory note (the "FGI Note") with FGI, with a balance of $12,077,000. The Company’s term loan had a fixed interest rate of 8.25% at March 31, 2022. On July 22, 2022, all existing outstanding indebtedness of the Company owed to FGI was repaid in full as part of the Huntington Credit Agreement.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of March 31, 2023 or December 31, 2022.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of March 31, 2023 and December 31, 2022.
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
Assuming a hypothetical 10% change in short-term interest rates, interest paid on the Term Loan would be impacted, as the interest rate on these loans is based upon SOFR. It would not, however, have a material effect on earnings before tax as the Company has entered into a hedge to offset changes in SOFR.
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
Item 1A. Risk Factors
There have been no material changes in Core Molding Technologies' risk factors from those previously disclosed in Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company repurchased 1,318 shares of our common stock during the three months ended March 31, 2023. All stock was purchased to satisfy tax withholding obligations upon exercise of stock appreciation rights. Details of the repurchases of our common stock during the three months ended March 31, 2023 are included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2023	—	—	—	—
February 1 to 28, 2023	—	—	—	—
March 1 to 31, 2023	1,318	$17.52	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 9, 2023	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 9, 2023	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10(a)	Form Performance Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2023

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 9, 2023, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated May 9, 2023, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein