Form 10-Q
period 2023-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2023-11-07
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 6, 2023, the latest practicable date, 9,040,704 shares of the registrant’s common stock were issued, which includes 385,320 shares of unvested stock awards.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$86,728	$101,606	$283,961	$290,933

Cost of sales	71,450	88,303	230,380	250,015

Gross margin	15,278	13,303	53,581	40,918

Selling, general and administrative expense	9,403	8,671	29,562	25,889

Operating income	5,875	4,632	24,019	15,029

Other income and expense
Loss from extinguishment of debt	—	1,582	—	1,582
Interest expense, net	187	511	836	1,511
Net periodic post-retirement benefit	(52)	(31)	(157)	(93)
Total other expense	135	2,062	679	3,000

Income before taxes	5,740	2,570	23,340	12,029

Income tax expense	1,386	1,251	5,198	4,658

Net income	$4,354	$1,319	$18,142	$7,371

Net income per common share:
Basic	$0.50	$0.16	$2.13	$0.87
Diluted	$0.49	$0.16	$2.08	$0.87

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$4,354	$1,319	$18,142	$7,371

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(898)	(626)	208	(626)
Income tax expense (benefit)	192	159	(50)	159

Interest rate swaps:
Unrealized hedge gain	209	767	366	767
Income tax expense	(44)	(166)	(76)	(166)

Post-retirement benefit plan adjustments:
Amortization of net actuarial loss	6	43	18	130
Amortization of prior service credits	(124)	(124)	(372)	(372)
Income tax benefit	25	17	75	51

Comprehensive income	$3,720	$1,389	$18,311	$7,314
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,035	$4,183
Accounts receivable, net	45,938	44,261
Inventories, net	24,988	23,871
Foreign tax receivable	5,492	2,680
Prepaid expenses and other current assets	7,679	5,670
Total current assets	102,132	80,665

Right of use asset	4,261	5,114
Property, plant and equipment, net	81,788	83,267
Goodwill	17,376	17,376
Intangibles, net	6,414	7,619
Other non-current assets	4,686	4,574
Total Assets	$216,657	$198,615

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,310	$1,208
Revolving debt	—	1,864
Accounts payable	28,682	29,586
Taxes payable	2,557	1,236
Contract liability	1,146	1,395
Compensation and related benefits	10,523	9,101
Accrued other liabilities	8,652	6,407
Total current liabilities	52,870	50,797

Other non-current liabilities	2,998	3,516
Long-term debt	21,982	22,986
Post-retirement benefits liability	4,815	5,191
Total Liabilities	82,665	82,490
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2023 and December 31, 2022		—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,655,384 at September 30, 2023 and 8,417,656 at December 31, 2022	86	84
Paid-in capital	42,565	40,342
Accumulated other comprehensive income, net of income taxes	3,222	3,053
Treasury stock - at cost, 3,992,152 shares at September 30, 2023 and 3,866,451 shares at December 31, 2022	(31,768)	(29,099)
Retained earnings	119,887	101,745
Total Stockholders’ Equity	133,992	116,125
Total Liabilities and Stockholders’ Equity	$216,657	$198,615
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended September 30, 2022:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	8,413,655	$84	$39,095	$948	$(29,099)	$95,594	$106,622
Net income						1,319	1,319
Change in post-retirement benefits, net of tax $17				(64)			(64)
Change in foreign currency hedge, net of tax of $159				(467)			(467)
Change in interest rate swaps, net of tax of $166				639			639
Share-based compensation			623				623
Balance at September 30, 2022	8,413,655	$84	$39,718	$1,056	$(29,099)	$96,913	$108,672

For the nine months ended September 30, 2022:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095
Net income						7,371	7,371
Change in post-retirement benefits, net of tax $51				(191)			(191)
Change in foreign currency hedge, net of tax of $159				(467)			(467)
Change in interest rate swaps, net of tax of $166				639			639
Purchase of treasury stock	(48,286)				(482)		(482)
Restricted stock vested	226,201	2					2
Share-based compensation			1,705				1,705
Balance at September 30, 2022	8,413,655	$84	$39,718	$1,056	$(29,099)	$96,913	$108,672

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except for share data)
(Unaudited)
For the three months ended September 30, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	8,603,072	$86	$41,829	$3,856	$(31,006)	$115,533	$130,298
Net income						4,354	4,354
Change in post-retirement benefits, net of tax of $25				(93)			(93)
Change in foreign currency hedge, net of tax of $192				(706)			(706)
Change in interest rate swaps, net of tax of $44				165			165
Purchase of treasury stock	(29,804)				(762)		(762)
Exercise of SARs	69,309						—
Restricted stock vested	12,807						—
Share-based compensation			736				736
Balance at September 30, 2023	8,655,384	$86	$42,565	$3,222	$(31,768)	$119,887	$133,992

For the nine months ended September 30, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						18,142	18,142
Change in post-retirement benefits, net of tax of $75				(279)			(279)
Change in foreign currency hedge, net of tax of $50				158			158
Change in interest rate swaps, net of tax of $76				290			290
Purchase of treasury stock	(125,701)	(1)			(2,669)		(2,670)
Exercise of SARs	100,641	1					1
Restricted stock vested	262,788	2					2
Share-based compensation			2,223				2,223
Balance at September 30, 2023	8,655,384	$86	$42,565	$3,222	$(31,768)	$119,887	$133,992
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$18,142	$7,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,575	9,406
Loss on disposal of assets	80	—
Share-based compensation	2,223	1,705
Loss from extinguishment of debt	—	1,234
Losses on foreign currency remeasurement	202	178
Change in operating assets and liabilities:
Accounts receivable	(1,677)	(19,036)
Inventories	(1,117)	(1,725)
Prepaid and other assets	(4,474)	1,940
Accounts payable	(414)	10,355
Accrued and other liabilities	4,340	(2,773)
Post-retirement benefits liability	(731)	(166)
Net cash provided by operating activities	26,149	8,489

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,803)	(12,284)
Net cash used in investing activities	(6,803)	(12,284)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(38,962)	(120,357)
Gross borrowings on revolving line of credit	37,098	119,985
Payments for taxes related to net share settlement of equity awards	(2,669)	(482)
Payment of deferred loan costs	—	(402)
Proceeds from term loan	—	25,000
Payment of principal on term loans	(961)	(25,586)
Net cash used in financing activities	(5,494)	(1,842)

Net change in cash and cash equivalents	13,852	(5,637)

Cash and cash equivalents at beginning of period	4,183	6,146

Cash and cash equivalents at end of period	$18,035	$509

Cash paid for:
Interest	$939	$1,320
Income taxes	$4,518	$5,378
Non-cash investing activities:
Fixed asset purchases in accounts payable and other non-current liabilities	$848	$1,058
Non-cash financing activities:
Deposit used in payment of principal on term loans	$—	$1,200
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2023, and the results of operations and cash flows for the nine months ended September 30, 2023. The Company has reclassified certain prior-year amounts to conform to the current year's presentation. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, should be read in conjunction with these consolidated financial statements.
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

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $18,035,000 cash on hand at September 30, 2023 and had $4,183,000 cash on hand at December 31, 2022.
Accounts Receivable Allowances: Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts is needed at September 30, 2023 and December 31, 2022, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $479,000 at September 30, 2023 and $502,000 at December 31, 2022. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $648,000 at September 30, 2023 and $433,000 at December 31, 2022.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $1,594,000 at September 30, 2023, and $344,000 at December 31, 2022. Contract assets are classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the nine months ended September 30, 2023, the Company recognized no impairments on contract assets. For the nine months ended September 30, 2023, the Company recognized $2,942,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2022.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2023 and December 31, 2022 of $966,000 and $889,000, respectively.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $6,249,000 at September 30, 2023 and $6,625,000 at December 31, 2022.
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
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$4,354	$1,319	$18,142	$7,371
Less: net income allocated to participating securities	—	13	—	122
Net income available to common shareholders	$4,354	$1,306	$18,142	$7,249

Weighted average common shares outstanding — basic	8,623	8,414	8,515	8,337
Effect of weighted average dilutive securities	219	4	201	1
Weighted average common and potentially issuable common shares outstanding — diluted	8,842	8,418	8,716	8,338

Basic net income per common share	$0.50	$0.16	$2.13	$0.87
Diluted net income per common share	$0.49	$0.16	$2.08	$0.87

As of September 30, 2023, no awards from the 2006 Plan were outstanding. Therefore, no calculation of basic and diluted net income per participating share for the three and nine months ended September 30, 2023 is presented. The computation of basic and diluted net income per participating share for the three and nine months ended September 30, 2022 is as follows (in thousands, except for per share data):

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Net income allocated to participating securities	$13	$122

Weighted average participating shares outstanding — basic	82	140
Effect of dilutive securities	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	82	140

Basic net income per participating share	$0.16	$0.87
Diluted net income per participating share	$0.16	$0.87

5. MAJOR CUSTOMERS
The Company had five major customers during the nine months ended September 30, 2023, BRP, Inc. ("BRP"), Navistar, Inc. ("Navistar"), PACCAR, Inc. ("PACCAR"), Universal Forest Products, Inc. ("UFP") and Volvo Group North America, LLC ("Volvo"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
BRP product sales	$9,169	$12,203	$33,770	$38,908
BRP tooling sales	3,502	1,119	4,240	1,456
Total BRP sales	12,671	13,322	38,010	40,364

Navistar product sales	18,612	16,536	55,625	44,667
Navistar tooling sales	426	285	612	2,555
Total Navistar sales	19,038	16,821	56,237	47,222

PACCAR product sales	9,238	10,066	28,160	27,971
PACCAR tooling sales	59	—	789	185
Total PACCAR sales	9,297	10,066	28,949	28,156

UFP product sales	4,000	5,099	23,931	29,642
UFP tooling sales	—	—	—	—
Total UFP sales	4,000	5,099	23,931	29,642

Volvo product sales	13,102	15,468	44,073	38,268
Volvo tooling sales	—	128	799	215
Total Volvo sales	13,102	15,596	44,872	38,483

Other product sales	26,775	32,968	89,374	96,102
Other tooling sales	1,845	7,734	2,588	10,964
Total other sales	28,620	40,702	91,962	107,066

Total product sales	80,896	92,340	274,933	275,558
Total tooling sales	5,832	9,266	9,028	15,375
Total sales	$86,728	$101,606	$283,961	$290,933

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$15,888	$16,523
Work in process	2,217	2,929
Finished goods	6,883	4,419
Total	$24,988	$23,871
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
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$497	$419	$1,360	$1,265
Short-term lease cost	474	389	1,440	1,097
Total net lease cost	$971	$808	$2,800	$2,362
Other supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right of use assets	$4,261	$5,114

Current operating lease liabilities(A)	$1,938	$1,626
Noncurrent operating lease liabilities(B)	2,318	3,516
Total operating lease liabilities	$4,256	$5,142

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.

The following table presents certain information related to lease terms and discount rates for leases:

Operating leases	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):	2.6	3.6

Weighted average discount rate:	5.5%	4.1%
For the nine months ended September 30, 2023 and 2022, cash payments on amounts included in the measurement of lease liabilities were $1,590,000 and $1,265,000, respectively. During the nine months ended September 30, 2023, the Company terminated a lease for the secondary warehouse in Monterrey, Mexico. As a result, the Company wrote off approximately $1,548,000 and $1,660,000 of lease assets and lease liabilities, respectively, related to this lease. The Company then entered into a new lease related to the secondary warehouse in Monterrey, Mexico, which resulted in right of use assets obtained in exchange for new operating lease liabilities of $641,000. The Company also entered into a new lease related to a warehouse in Matamoros, Mexico, which resulted in additional right of use assets obtained in exchange for new operating lease liabilities of $1,172,000. During the nine months ended September 30, 2022, there were no right of use assets obtained in exchange for new operating lease liabilities.
Maturities of operating lease liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
2023 (remainder of year)	$529	$1,716
2024	2,127	1,722
2025	1,121	1,065
2026	594	979
2027	189	189
Total lease payments	4,560	5,671
Less: imputed interest	(304)	(529)
Total lease obligations	4,256	5,142
Less: current obligations	(1,938)	(1,626)
Long-term lease obligations	$2,318	$3,516
8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	September 30, 2023	December 31, 2022
Property, plant and equipment	$207,437	$200,525
Accumulated depreciation	(125,649)	(117,258)
Property, plant and equipment — net	$81,788	$83,267
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended September 30, 2023 and 2022 was $2,812,000 and $2,683,000, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $8,311,000 and $7,685,000, respectively. Amounts invested in capital additions in progress were $4,285,000 and $7,396,000 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, purchase commitments for capital expenditures in progress were $2,000,000 and $2,812,000, respectively.

9. GOODWILL AND INTANGIBLES
Goodwill activity for the nine months ended September 30, 2023 consisted of the following (in thousands):

Balance at December 31, 2022	$17,376
Additions	—
Impairment	—
Balance at September 30, 2023	$17,376
Intangibles, net at September 30, 2023 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(85)	$165
Trademarks	10 Years	1,610	(919)	691
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(3,604)	816
Customer relationships	10-12 Years	9,330	(4,588)	4,742
Total		$17,420	$(11,006)	$6,414
Intangibles, net at December 31, 2022 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(78)	$172
Trademarks	10 Years	1,610	(798)	812
Non-competition agreement	5 Years	1,810	(1,795)	15
Developed technology	7 Years	4,420	(3,131)	1,289
Customer relationships	10-12 Years	9,330	(3,999)	5,331
Total		$17,420	$(9,801)	$7,619
The aggregate intangible asset amortization expense was $396,000 and $487,000 for the three months ended September 30, 2023 and 2022, respectively. The aggregate intangible amortization expense was $1,205,000 and $1,461,000 for the nine months ended September 30, 2023 and 2022, respectively.
10. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Pension expense:
Multi-employer plan	$221	$221	$734	$682
Defined contribution plan	471	371	1,440	1,122
Total pension expense	692	592	2,174	1,804
Health and life insurance:
Interest cost	66	50	197	149
Amortization of prior service credits	(124)	(124)	(372)	(372)
Amortization of net actuarial loss	6	43	18	130
Net periodic benefit credit	(52)	(31)	(157)	(93)
Total post-retirement benefits expense	$640	$561	$2,017	$1,711

The Company made payments of $2,204,000 to pension plans and $563,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2023. For the remainder of 2023, the Company expects to make approximately $779,000 of pension plan payments, of which $259,000 was accrued at September 30, 2023. The Company also expects to make approximately $871,000 of post-retirement healthcare and life insurance payments for the remainder of 2023, all of which were accrued at September 30, 2023.
11. DEBT
Debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022

Huntington term loans payable	$23,542	$24,479
Leaf Capital term loan payable	61	85
Total	23,603	24,564
Less deferred loan costs	(311)	(370)
Less current portion	(1,310)	(1,208)
Long-term debt	$21,982	$22,986

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2023.

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

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designated as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of September 30, 2023 and December 31, 2022. The fair value of the interest rate swap was an asset of $1,131,000 and $765,000 at September 30, 2023 and December 31, 2022, respectively.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through September 30, 2023). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington makes available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022) at the Company's option at any time during the five-year period following the closing. The Company has $25,000,000 of available revolving loans of which none was outstanding as of September 30, 2023. As of December 31, 2022, $1,864,000 was outstanding.

The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 7.11% and 6.12% as of September 30, 2023 and December 31, 2022, respectively.

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
At September 30, 2023, the Company had net deferred tax assets in Canada, Mexico and the United States. The deferred tax assets attributable to United States local positions include a valuation allowance due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian, Mexican, and federal United States tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the nine months ended September 30, 2023 is estimated to be $5,198,000, approximately 22.3% of income before income taxes, and includes tax expense for the United States, Canadian and Mexican tax jurisdictions. The Company recognized a tax benefit of $535,000 related to the difference in grant price and vest price for stock awards that vested during the nine months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2022 was estimated to be $4,658,000, approximately 38.7% of income before income taxes and includes tax expense in the Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the nine months ended September 30, 2022 and the net loss tax benefit was offset with a full valuation reserve.
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

Awards under the 2021 Plan vest over one to three years, or vest upon the date of a participant’s death, disability or change in control. No shares are outstanding under the 2006 Plan.

The Company follows the provisions of FASB ASC 718 requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).
During the nine months ended September 30, 2023, 125,701 shares of the Company's common stock were withheld from employees to satisfy income tax withholding obligations in connection with the vesting and exercising of stock awards. During the nine months ended September 30, 2022, 48,286 shares were withheld from employees to satisfy income tax withholding obligations in connection with the vesting and exercising of stock awards.
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

The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	502,747	$10.46
Granted	179,580	15.98
Vested	(262,788)	9.66
Forfeited	(45,956)	12.46
Unvested balance at September 30, 2023	373,583	$13.33

At September 30, 2023 and 2022, there was $3,676,000 and $4,199,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at September 30, 2023 is expected to be recognized over the weighted-average period of 1.8 years. Total compensation cost related to Restricted Stock grants for the three months ended September 30, 2023 and 2022 was $721,000 and $623,000, respectively. Total compensation cost related to Restricted Stock grants for the nine months ended September 30, 2023 and 2022 was $2,187,000 and $1,660,000, respectively, all of which was recorded to selling, general and administrative expense.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	—	$—
Granted	13,350	15.98
Vested	—	—
Forfeited	(1,613)	15.98
Unvested balance at September 30, 2023	11,737	$15.98
At September 30, 2023, there was $151,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards. As of September 30, 2022, there was no unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at September 30, 2023 is expected to be recognized over the weighted-average period of 2.4 years. Total compensation cost related to Performance Restricted Stock Awards for the three and nine and months ended September 30, 2023 was $16,000 and $36,000, respectively, all of which was recorded to selling, general and administrative expense.
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
A summary of the Company's stock appreciation rights activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	177,016	$10.00
Granted	—	—
Exercised	(177,016)	10.00
Forfeited	—	—
Outstanding at end of the period ended September 30, 2023	—	—
Exercisable at end of the period ended September 30, 2023	—	—

The weighted average grant date fair value of exercised SARs was $2.57. The total intrinsic value of SARs exercised as of September 30, 2023 was $2,286,000. There was no unrecognized compensation expense, related to SARs at September 30, 2023. For the nine months ended September 30, 2023, there was no compensation cost. Total compensation cost related to SARs for the nine months ended September 30, 2022 was $45,000, all of which was recorded to selling, general and administrative expense.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2023 and December 31, 2022 approximate fair value due to the short-term maturities of these financial instruments. As of September 30, 2023 and December 31, 2022, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR agreements. The Company had Level 2 fair value measurements at September 30, 2023 relating to the Company’s interest rate swaps and foreign currency derivatives.
Derivative and hedging activities
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of September 30, 2023, the Company had no ineffective portion related to the cash flow hedges.
Foreign Currency Derivatives
The Company conducted business in foreign countries and paid certain expenses in foreign currencies; therefore, the Company was exposed to foreign currency exchange risk between the U.S. Dollar and foreign currencies, which could impact the Company’s operating income and cash flows. To mitigate risk associated with foreign currency exchange, the Company entered into forward contracts to exchange a fixed amount of U.S. Dollars for a fixed amount of foreign currency, which will be used to fund future foreign currency cash flows. At inception, all forward contracts are formally documented as cash flow hedges and are measured at fair value each reporting period. The notional contract value of foreign currency derivatives was $20,222,000 and $13,851,000 as of September 30, 2023 and December 31, 2022, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 11, "Debt", for additional information. The notional contract value of the interest rate swap was $23,542,000 and $24,479,000 as of September 30, 2023 and December 31, 2022, respectively.
Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments September 30, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$190	Accrued other liabilities	$67
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$536	Accrued other liabilities	$—
	Other non-current assets	$595	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$72	Accrued other liabilities	$157
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$280	Accrued other liabilities	$—
	Other non-current assets	$485	Other non-current liabilities	$—

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended September 30, 2023 and 2022 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2023	2022		2023	2022
Foreign exchange contracts	$88	$(626)	Cost of goods sold	$897	$—
			Selling, general and administrative expense	$89	$—
Interest rate swaps	$334	$767	Interest expense	$125	$(38)

The following tables summarize the amount of unrealized and realized gain (loss) recognized in AOCI for the nine months ended September 30, 2023 and 2022 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2023	2022		2023	2022
Foreign exchange contracts	$2,073	$(626)	Cost of goods sold	$1,697	$—
			Selling, general and administrative expense	$168	$—
Interest rate swaps	$707	$767	Interest expense	$341	$(38)
(A) The foreign currency derivative activity reclassified from AOCI is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, for the nine months ended September 30, 2023 and 2022 (in thousands):

2022:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2022:
Balance at December 31, 2021	$—	$1,075	$1,075
Other comprehensive income before reclassifications	141	—	141
Amounts reclassified from accumulated other comprehensive income	38	(242)	(204)
Income tax benefit (expense)	(7)	51	44
Balance at September 30, 2022	$172	$884	$1,056

2023:
Balance at December 31, 2022	$546	$2,507	$3,053
Other comprehensive income before reclassifications	2,780	—	2,780
Amounts reclassified from accumulated other comprehensive income	(2,206)	(354)	(2,560)
Income tax benefit (expense)	(126)	75	(51)
Balance at September 30, 2023	$994	$2,228	$3,222
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

Business Outlook

Looking forward, based on industry analyst projections, customers' forecasts, impacts from United Auto Worker strikes at customer facilities, a return to more normal seasonality and macro-economic impacts of increasing interest rates, the Company expects fourth quarter 2023 revenues to be 15% – 20% less than the prior year fourth quarter. The most significant impacts to revenues for the fourth quarter will be from auto and truck customer demand directly impacted by the United Auto Workers strike, decrease demand from industrial customers who have reduced demand as a result of inventory optimization and lower tooling revenues. For the full year 2023, the Company anticipates that revenues will be 5%-10% lower than 2022.

For 2024 the Company anticipates headwinds from macro-economic tightening, projected truck cyclicality and end of life of certain programs to negatively impact the Company’s revenues compared to 2023. Industry analysts are projecting a demand decrease in 2024 in the North American heavy-duty truck market compared to 2023 and then a rebound in demand in 2025.

The Company experienced lower raw material costs for the nine months ended September 30, 2023 compared to 2022 for most of the Company's significant raw materials. The Company anticipates current year fourth quarter raw material prices to remain below prior year fourth quarter levels.

The Company continues to monitor the impact of domestic and international bank failures, which had no direct impact on our results of operations and financial condition during the nine months ended September 30, 2023. Any additional market disruptions could impact banks directly used by the Company or those used by our customers or suppliers, which could have a negative effect on the Company’s financial position and results of operations.

Results of Operations

Three Months Ended September 30, 2023, as Compared to Three Months Ended September 30, 2022
Net sales for the three months ended September 30, 2023 and 2022 totaled $86,728,000 and $101,606,000, respectively. Included in net sales were tooling project sales of $5,832,000 and $9,266,000 for the three months ended September 30, 2023 and 2022, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended September 30, 2023 were $80,896,000 compared to $92,340,000 for the same period in 2022. The decrease in sales is primarily the result of lower demand from the power sports, building products and industrial markets, offset by price increases related to raw material and labor cost inflation recoveries. The Company's product sales for the three months ended September 30, 2023 compared to the same period in 2022 by market are as follows (in thousands):

	Three months ended September 30,
	2023	2022
Medium and heavy-duty truck	$45,395	$44,951
Power sports	13,705	19,963
Building products	4,823	6,779
Industrial and utilities	4,473	6,087
All other	12,500	14,560
Net product revenue	$80,896	$92,340

Gross margin was approximately 17.6% of sales for the three months ended September 30, 2023, compared with 13.1% for the three months ended September 30, 2022. The gross margin percentage increase was positively impacted by net changes in selling price and raw material costs of 4.3% and operational efficiencies and product mix of 2.6%, offset by unfavorable foreign currency impact of 0.9% and lower fixed cost leverage of 1.5%.

SG&A was $9,403,000 for the three months ended September 30, 2023, compared to SG&A costs of $8,671,000 for the three months ended September 30, 2022. Increased SG&A expenses resulted primarily from one-time press relocation costs of $540,000 and higher bonus expense of $245,000.

During the third quarter of 2022, the Company refinanced its existing credit facility. As a result, the Company recorded one-time losses of $1,234,000 from writing off outstanding deferred loan costs and $348,000 from prepayment fees associated with the repayment of the FGI Term Loan.

Net interest expense totaled $187,000 for the three months ended September 30, 2023, compared to interest expense of $511,000 for the three months ended September 30, 2022. The decrease in net interest expense was primarily due to lower average outstanding debt balance for the three months ended September 30, 2023, when compared to the same period in 2022. The Company also recognized $133,000 of interest income during the three months ended September 30, 2023.

Income tax expense for the three months ended September 30, 2023 is estimated to be $1,386,000, approximately 24.1% of income before income taxes, and includes tax expense in the United States, Canadian and Mexican tax jurisdictions. Income tax expense for the three months ended September 30, 2022 was estimated to be $1,251,000, approximately 48.7% of income before income taxes and includes tax expense in the Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the three months ended September 30, 2022 and the net loss tax benefit was offset with a full valuation reserve.

The Company recorded net income for the three months ended September 30, 2023 of $4,354,000 or $0.50 per basic share and $0.49 per diluted share, compared with net income of $1,319,000, or $0.16 per basic and diluted share, for the three months ended September 30, 2022.

Comprehensive income totaled $3,720,000 for the three months ended September 30, 2023, compared to comprehensive income of $1,389,000 for the same period ended September 30, 2022. The increase was related primarily to the increase in net income of $3,035,000, offset by net changes in foreign currency and interest rate hedges of $675,000.

Nine Months Ended September 30, 2023, as Compared to Nine Months Ended September 30, 2022
Net sales for the nine months ended September 30, 2023 and 2022 totaled $283,961,000 and $290,933,000, respectively. Included in net sales were tooling project sales of $9,028,000 and $15,375,000 for the nine months ended September 30, 2023 and 2022, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the nine months ended September 30, 2023 were $274,933,000 compared to $275,558,000 for the same period in 2022. The slight decrease in sales is primarily the result of lower demand in building products, industrial and power sports markets, offset by higher demand from the medium and heavy-duty truck markets, revenues from new program launches and price increases related to raw material and labor cost inflation recoveries. The Company's product sales for the nine months ended September 30, 2023 compared to the same period in 2022 by market are as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Medium and heavy-duty truck	$140,104	$116,864
Power sports	59,619	62,133
Building products	27,301	36,219
Industrial and utilities	17,525	19,814
All other	30,384	40,528
Net product revenue	$274,933	$275,558

Gross margin was approximately 18.9% of sales for the nine months ended September 30, 2023, compared with 14.1% for the nine months ended September 30, 2022. The gross margin percentage increase was positively impacted by net changes in selling price and raw material costs of 5.4% and operational efficiencies and product mix of 0.7%, offset by unfavorable foreign currency impact of 0.4% and lower fixed cost leverage of 0.9%.

SG&A was $29,562,000 for the nine months ended September 30, 2023, compared to SG&A costs of $25,889,000 for the nine months ended September 30, 2022. Increased SG&A expenses resulted primarily from higher labor and benefits costs of $1,563,000, higher bonus expense of $1,303,000, one-time press relocation costs of $540,000 and higher professional fees of $475,000.

During the nine months ended September 30, 2022, the Company refinanced its existing credit facility. As a result, the Company recorded one-time losses of $1,234,000 from writing off outstanding deferred loan costs and $348,000 from prepayment fees associated with the repayment of its term loan with FGI Equipment Finance LLC (the "FGI Term Loan").
Net interest expense totaled $836,000 for the nine months ended September 30, 2023, compared to interest expense of $1,511,000 for the nine months ended September 30, 2022. The decrease in net interest expense was due to lower interest rates and lower average outstanding debt balance for the nine months ended September 30, 2023, when compared to the same period in 2022. The Company also recognized $158,000 of interest income during the nine months ended September 30, 2023.

Income tax expense for the nine months ended September 30, 2023 is estimated to be $5,198,000, approximately 22.3% of income before income taxes, and includes tax expense in United States, Canadian and Mexican tax jurisdictions. The Company recognized a tax benefit of $535,000 related to the difference in grant price and vest price for stock awards that vested during the nine months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2022 was estimated to be $4,658,000, approximately 38.7% of income before income taxes and includes tax expense in the Canadian and Mexican tax jurisdictions. U.S. operations incurred a net loss for the nine months ended September 30, 2022 and the net loss tax benefit was offset with a full valuation reserve.

The Company recorded net income for the nine months ended September 30, 2023 of $18,142,000 or $2.13 per basic share and $2.08 per diluted share, compared with net income of $7,371,000, or $0.87 per basic and diluted share, for the nine months ended September 30, 2022.

Comprehensive income totaled $18,311,000 for the nine months ended September 30, 2023, compared to comprehensive income of $7,314,000 for the same period ended September 30, 2022. The increase was primarily related to the increase in net income of $10,771,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of September 30, 2023, the Company had outstanding foreign exchange contracts with notional amounts totaling $20,222,000. As of September 30, 2023, the Company had outstanding interest rate swaps with notional amounts totaling $23,542,000.
Cash provided by operating activities for the nine months ended September 30, 2023 totaled $26,149,000. Net income of $18,142,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $9,575,000 and $2,223,000, respectively. Increased working capital reduced cash provided by operating activities by $4,073,000. The increase in working capital was primarily related to changes in prepaid expenses and accounts receivable, offset by a change in accrued liabilities.
Cash used in investing activities for the nine months ended September 30, 2023 was $6,803,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $9,000,000 to $11,000,000 during 2023 on property, plant and equipment purchases for all of the Company's operations. At September 30, 2023, purchase commitments for capital expenditures in progress were $2,000,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the nine months ended September 30, 2023 totaled $5,494,000, which consisted of payments related to the purchase of treasury stock of $2,669,000 in exchange for payment of taxes related to net share settlements of equity awards, net revolving loan payments of $1,864,000 and repayments of long-term debt of $961,000.
At September 30, 2023, the Company had $18,035,000 cash on hand, a $25,000,000 revolving loan facility and $25,000,000 Capex loan facility with no outstanding balances.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of September 30, 2023, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2023.

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

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designated as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of September 30, 2023 and December 31, 2022. The fair value of the interest rate swap was an asset of $1,131,000 and $765,000 at September 30, 2023 and December 31, 2022, respectively.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through September 30, 2023). Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington makes available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022) at the Company's option at any time during the five-year period following the closing. The Company has $25,000,000 of available revolving loans of which none was outstanding as of September 30, 2023. As of December 31, 2022, $1,864,000 was outstanding.

The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 7.11% and 6.12% as of September 30, 2023 and December 31, 2022, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of September 30, 2023 or December 31, 2022.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of September 30, 2023 and December 31, 2022.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The Company repurchased 29,804 shares of our common stock during the three months ended September 30, 2023. All stock was purchased to satisfy tax withholding obligations upon vesting of restricted stock awards and exercise of stock appreciation rights. Details of the repurchases of our common stock during the three months ended September 30, 2023 are included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
July 1 to 31, 2023	302	$22.55	—	—
August 1 to 31, 2023	29,502	$25.59	—	—
September 1 to 30, 2023	—	$—	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 7, 2023	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	November 7, 2023	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated November 7, 2023, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated November 7, 2023, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein