Form 10-K
period 2023-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2024-03-12
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
As of June 30, 2023, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $138,325,000, based upon the closing sale price of $22.75 on the NYSE American LLC on June 30, 2023, the last business day of registrant's most recently completed second fiscal quarter. As of March 11, 2024, the latest practicable date, 9,040,704 shares of the registrant’s common stock were issued, which includes 385,320 shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the registrant's Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

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

Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-K:

•dependence upon certain major customers as the primary source of Core Molding Technologies’ sales revenues and the potential loss of any major customers due to the completion of existing production programs with those customers or otherwise;

•business conditions in the plastics, transportation, power sports, utilities and commercial product industries (including changes in demand for production);

•the availability and price increases of raw materials;

•general economic, social, regulatory (including foreign trade policy) and political environments in the countries in which Core Molding Technologies operates;

•safety and security conditions in Mexico;

•fluctuations in foreign currency exchange rates;

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

•federal, state and local environmental laws and regulations (including engine emission regulations);

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

•cybersecurity incidents or other similar disruptions impacting Core Molding Technologies or significant customers and/or suppliers; and

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
Molded Products
The Company manufactures structural products using compression molding (54 presses), resin transfer molding (4 presses), and injection molding processes (24 presses). As of December 31, 2023, the Company owned 82 molding presses including 19 in its Columbus, Ohio facility; 24 in its Matamoros, Mexico facility; 18 in its Cobourg, Canada facility; 10 in its Gaffney, South Carolina facility; 5 in its Winona, Minnesota facility; and 6 in its Escobedo, Mexico facility. The Company's molding presses range in size from 250 to 5,500 tons.

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
Structural Foam and Web Injection Molding (“SIM”) are low-pressure injection molding processes that develop high-strength, rigid parts at low weight. This is accomplished by mixing a foaming agent (usually nitrogen gas) with the melted polymer (structural foam process), or by injecting nitrogen gas into the mold cavity immediately after the plastic resin is injected (structural web molding). Structural foam produces a cellular interior structure that can provide twice the rigidity of a solid plastic molding. The structural web process pushes the plastic out to the mold cavity walls, uniformly packing out the entire mold and hollowing out thicker sections to create products of varying wall thicknesses. As a result, structural web molded parts have a smoother, glossier finish than other low-pressure parts. Both processes give part designers flexibility when designing products that need strength and stiffness at low weight and also have the benefit of recyclability due to the use of a thermoplastic resin.
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

The Company has demonstrated manufacturing flexibility that accommodates a range of low volume hand assembly and machining work, to high volume, highly automated assembly and machining systems. Robotics are used as deemed productive for material handling, machining, and adhesive applications. In addition to conventional machining methods, water-jet cutting technology is also used where appropriate. The Company also utilizes paint booths and batch ovens in its facilities. The Company generally contracts with outside providers for higher volume programs that require top coat paint.
CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $9.1 million, $16.6 million, and $11.6 million in 2023, 2022, and 2021 respectively. These capital expenditures primarily consisted of building and equipment improvements and additional production equipment to manufacture parts.
The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural composite products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management has estimated that costs related to research and development were approximately $1.7 million, $1.6 million and $1.3 million in 2023, 2022, and 2021, respectively.
MAJOR CUSTOMERS
The Company had five major customers during the year ended December 31, 2023, BRP, Inc. (“BRP”), Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”), Universal Forest Products, Inc. (“UFP”) and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company. The following table presents sales to major customers as a percent of total sales for the years ended December 31:

	2023	2022	2021	Supply Agreement	Supply Agreement Expiration
BRP	14%	14%	12%	Yes	July 31, 2024
Navistar	20%	17%	15%	No	N/A
PACCAR	10%	10%	12%	No	N/A
UFP	7%	9%	12%	Yes	March 10, 2027
Volvo	16%	14%	12%	Yes	December 31, 2027
BRP provides a portfolio of industry-leading products comprising of snowmobiles, watercraft, on and off-road vehicles, power sports propulsion systems as well as engines for karts, motorcycles and recreational aircraft. Demand for these products is driven by consumer demand and general economic conditions.

The North American truck market in which Navistar, Volvo, and PACCAR compete is highly competitive and the demand for medium and heavy-duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions and changes to emission regulations, among other factors.
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
OTHER CUSTOMERS
The Company also produces products for other customers and industries, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2023.

GEOGRAPHIC INFORMATION
Substantially all of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2023	2022	2021
United States	$234,504	$231,391	$191,667
Mexico	105,818	113,245	88,952
Canada	11,980	26,829	22,642
Other	5,436	5,911	4,222
Total	$357,738	$377,376	$307,483

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
RAW MATERIALS
The principal raw materials used in the Company's processes are unsaturated polyester, vinyl ester, polyethylene, polypropylene, and dicyclopentadiene resins, fiberglass, and filler. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (primarily metal components). Many of the raw materials used by the Company are petrochemical-based, natural gas-based, as well as downstream derivatives, and therefore, the costs of certain raw materials can be affected by changes in costs in these upstream commodities. Due to fluctuating commodity prices, suppliers are typically reluctant to enter into long-term contracts. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supply base to improve its overall purchasing position.

Normally we do not carry inventories of raw materials or finished products in excess of what is reasonably required to meet production and shipping schedules, and to manage risk of supply and variation in demand.

CAPACITY CONSTRAINTS
Capacity utilization is measured based on standard cycle times and a standard work week, which can range from five days per week, three-shifts per day to seven days per week, 24x7 operation, depending on the facility and molding process. During times when demand exceeds the standard five day, three -shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%. During 2023, the Company has used various methods from overtime to a weekend manpower crews to support the customers' production requirements.
The Company measures facility capacity in terms of its large compression molding presses (2,000 tons or greater). The Company owned 28 large compression molding presses at its facilities at December 31, 2023. The capacity utilization in these production facilities was 83% and 89% for the years ended December 31, 2023 and 2022, respectively.
The Company measures facility capacity in terms of its large injection molding presses (750 tons or greater). The Company owned 12 large injection molding presses at its facilities at December 31, 2023. The capacity utilization in these production facilities was 64% and 79% for the years ended December 31, 2023 and 2022, respectively.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just-in-time” basis. The ordered backlog of four weeks of expected shipments was approximately $25.3 million (100% of which the Company shipped during the first month of 2024) and $30.3 million at December 31, 2023 and 2022, respectively.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2023, the Company employed a total of 1,857 employees, which consisted of 698 employees in the United States, 985 employees in Mexico and 174 employees in Canada. The salary workforce consisted of 369 employees, while 1,488 employees were hourly. Four plant locations making up 67.3% of the workforce are covered by collective bargaining agreements.
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	321
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	January 1, 2025	743
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	132
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 18, 2024(1)	54
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
Diversity, Equity and Inclusion – The Company is committed to diversity, equity and inclusion, including a focus on continued diversity of our Board of Directors ("the Board") and leadership team. The Company has implemented initiatives to help maintain a workforce that represents diversity and inclusion.
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

The Company has Environmental Management Systems at all of its facilities and has obtained ISO 14001 certification at all facilities. As part of the Company's environmental policy, all manufacturing employees are trained on waste management and other environmental issues. The Company's full Board provides oversight of the Company's environmental and climate matters through an Enterprise Risk Management system and quarterly reporting process.
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

Sales to five customers constituted approximately 68% of our 2023 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with five customers accounted for 67% of accounts receivable at December 31, 2023. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate, impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

Beginning in the second half of 2024 and continuing through 2026, our business with Volvo, a significant customer accounting for approximately 16% of our 2023 total sales, will begin transitioning from existing production programs that the Company currently supplies to new programs that the Company does not support. There is no assurance that we will be able to replace the loss of any revenue that we may experience from the expiration of our existing production programs with Volvo, or from the loss of any other significant customer whether due to unexpected loss or future expiration of production programs.

Furthermore, these customers may not continue to do business with us as they have in the past and we may not be able to supply these customers or any of our other customers at current levels.

Our business is affected by the cyclical and overall nature of the industries and markets that we serve.

The North American heavy and medium-duty truck industry, on which the demand of our products is largely dependent, is highly cyclical. In 2023, approximately 52% of our product sales was in this industry. The market for this industry fluctuates in response to factors that are beyond our control, such as general economic conditions, interest rates, federal and state regulations (including engine emissions regulations, tariffs, import regulations, and other taxes), consumer spending, fuel costs, supply chain constraints, our customers' inventory levels and production rates, and the overall strength of the economy. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth quarter of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

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

We rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Any direct or indirect supply chain disruptions, including from the effects of any pandemics or epidemics, economic slowdowns, recessions, geopolitical events, inflation or rising interest rates, may have an adverse impact on our business, financial condition, results of operations or cash flows. In addition, recent inflationary pressures have resulted in increased raw material, labor and logistics expenses, which, if they continue for a prolonged period, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our results of operation.

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
Our success largely depends on the efforts and abilities of our key personnel and our continuing ability to attract and retain highly qualified personnel. Their skills, experience, and industry contacts significantly benefit us. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and government regulations. To date we have experienced an increasingly competitive labor market. The increasing competition for highly skilled and talented employees has resulted, and could in the future result, in higher compensation costs and could result in difficulties in maintaining a capable workforce. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing facilities and overall business and have other adverse effects on our results of operations and financial condition.
Work stoppages or other labor issues at our facilities or at our customers' facilities could adversely affect our operations.
As of December 31, 2023, unions at our Columbus, Ohio, Matamoros and Escobedo, Mexico, and Cobourg, Canada facilities represented approximately 67.3% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio, Matamoros, Mexico, Cobourg, Canada, and Escobedo, Mexico union contracts extend through August 9, 2025, January 1, 2024, November 1, 2025 and February 18, 2024, respectively. Any prolonged work stoppage or strike at our unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition. The Company is currently negotiating an extension to the Escobedo, Mexico collective bargaining agreement.
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

Many of our products are made from a material whose manufacturing process involves the emission of carbon dioxide, a greenhouse gas that scientists have attributed as a cause of climate change. Our products require transportation from our facilities to the site where they are used, which consumes energy. Although it is uncertain at this time precisely what actions various governmental bodies will take early to address the effects of climate change and to achieve goals in response to the potential effects of climate change, various proposed legislative or regulatory initiatives related to climate changes, such as cap-and-trade systems, increased limits on emissions of greenhouse gases and fuel efficiency standards, or other measures, could in the future have a material impact on us, our customers, or the markets we serve, thereby resulting in a material adverse effect on our financial condition or results of operation. For example, customers in the transportation (automotive and truck) industry could be required to incur greater costs in order to comply with such initiatives, which could have an adverse impact on their profitability or viability. This could in turn lead to further changes in the structure of the transportation industry that could reduce demand for our products. We are also reliant on energy to manufacture our products, with our operating costs being subject to increase if energy costs rise. If new regulations would result in higher energy costs we may not be able to recover our operating cost increases through production efficiencies and price increases. Increases in energy prices for any reason (including as a result of new initiatives related to climate change) will increase our operating costs and likely reduce our profitability. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results, but it is likely our costs will increase in relation to any climate change legislation and regulation concerning greenhouse gases, which could have an adverse effect on our future financial position, results of operations or cash flows.

In addition, changes in weather severity may result in sufficient insurance availability to be limited or the price of insurance to materially increase. The Company, its suppliers and customers are located in areas that may be subject to damage or disruption due to changes in weather severity (i.e. floods, hurricanes, fires, etc.). Although the Company maintains property and business interruption insurance, damage from a weather event, natural disaster, or disruption in the supply chain or customer demand may not be fully covered by our insurance and could cause a material adverse impact on our business. Disruption in our supply chain could also have an adverse effect on our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations. Thus, any supply chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to claims for compensation. If the Company is unable to obtain sufficient insurance coverage or the cost of insurance materially increases, the Company’s financial condition and results of operation could be materially impacted.
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
We have entered into executive employment agreements with executive officers that provide for significant severance payments in the event such employee's employment with us is terminated by the employee for good reason (as defined in the employment agreement). Good reason includes one or more of the following occurring in the ordinary course of business or within one year of a change in control: (i) a material reduction in base salary, (ii) a material diminution in the executive's position and/or duties, (iii) a material breach of the employment agreement by the person or other entity then controlling the Company, or (iv) a disavowal of the employment agreement by the person or other entity then controlling the Company. A change in control occurs when (a) one Person (as defined in the employment agreement), or more than one Person acting as a group, acquires ownership of stock of the Company that, together with the stock held by such Person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company, (b) a majority of the members of the Board are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election, or (c) the sale of all or substantially all of the Company’s assets. These agreements would make it costly for the employment of certain of our senior management employees to be terminated and such costs may also discourage potential acquisition proposals, which may negatively affect our stock price.
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
Cybersecurity incidents may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.
Cybersecurity incidents across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. We have been subject to cybersecurity incidents in the past. Based on information known to date, past incidents have not had a material impact on our financial condition or results of operations. We, or third parties who provide material services to us, may experience such incidents in the future, potentially with more frequency or sophistication.
In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. Failures of our IT systems as a result of cybersecurity incidents or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity incidents or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguards on our systems and mitigate potential risks, our actions may not be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
The Company maintains a cyber risk management program designed to assess, identify, manage, mitigate, and respond to cybersecurity threats and incidents. The cyber risk management program is integrated into the Company’s overall enterprise risk management (“ERM”) program. The ERM program is designed to provide cross-functional board and executive insight across the business to identify and monitor risks, opportunities and emerging trends that can impact the Company’s strategic business objectives.

The Company also maintains several processes intended to safeguard our information systems, protect the integrity of our data and respond to cybersecurity incidents. These processes include a formal information security training program for all employees, training on matters such as phishing and email security best practices, annual disaster recovery exercises, targeted access controls, and multi-factor authentication logins. The Company maintains a cybersecurity incident response process to help ensure a timely and consistent response to actual or attempted cybersecurity incidents impacting the Company.

The Company engages third-party service providers to aid in monitoring and safeguarding critical assets from cybersecurity attacks. Through these partnerships, the Company leverages specialized knowledge, insights, and practices to enhance the effectiveness of its cybersecurity strategies. Key third-party services include 24/7 active and passive monitoring and mitigation of the Company’s network, endpoints, and data. Additionally, the Company has contractual obligations in place with third-party service providers to adhere to specific information security standards and to promptly notify and collaborate with management in the event of qualifying cybersecurity incidents.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incidents that have had, or are reasonably likely to have, a material impact on our business or operations. However, due to the evolving nature of cyber threats and their increased sophistication, there remains the potential for adverse impacts on the Company should a cybersecurity incident occur. These impacts could include reputational damage, competitive harm, operational disruptions, financial costs, and regulatory actions. Please refer to the risk factor titled "Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance." See Part I, Item 1A for further information regarding cybersecurity risks and potential impacts on our business and results of operations.

Governance

Management's responsibility
The Company’s senior executive team, which includes our Director of Information Systems, is responsible for providing input and oversight of our ERM program, including assessing and managing our material risks from cybersecurity threats. The senior executive team is informed about and oversees the prevention, detection, mitigation, and remediation of cybersecurity incidents through their management of, and participation in, our cybersecurity risk management and strategy processes. The senior executive team provides an in-depth annual report and quarterly updates on our enterprise risks, including cybersecurity risks, to present to the full Board.

Board oversight
While management is responsible for the day-to-day management of cybersecurity risks, our Board maintains principal oversight responsibility for our enterprise risk management, including cybersecurity. The Board has responsibility for, among other things, oversight of the Company’s information technology and cybersecurity processes and procedures, including oversight of risks from cybersecurity threats and the steps management has taken to monitor and mitigate such risks. The Board reviews and discusses with management, at least annually:
•the adequacy and effectiveness of our information technology security processes and procedures,
•the assessment of risks and threats to our information technology systems,
•the internal controls regarding information technology security and cybersecurity, and
•the steps management has taken to monitor and mitigate information technology security and cybersecurity risks and to remediate the effects of any cybersecurity incidents that may occur.
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
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES
The Company's common stock is traded on the NYSE American LLC under the symbol “CMT”. The Company's common stock was held by 306 holders of record on March 11, 2024.
We repurchased 125,701 shares of our common stock during the year ended December 31, 2023. All stock was purchased to satisfy tax withholding obligations upon vesting and exercising of stock awards. There were no repurchases of our common stock during the three months ended December 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
October 1 to 31, 2023	—	$—	—	—
November 1 to 30, 2023	—	—	—	—
December 1 to 31, 2023	—	—	—	—
Total	—	$—	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2023 the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in the United States, Canada and Mexico.
BUSINESS OVERVIEW
General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs, and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.
Product sales fluctuate in response to several factors, including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The Company's largest market, North American truck, which is highly cyclical, accounted for 52%, 45%, and 41% of the Company’s product revenue for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Business Outlook
Looking forward, based on industry analyst projections, customer forecasts, anticipated price changes, as well as anticipated new program launches, offset by current programs that we expect to begin to ramp down in the second half of 2024 as further described below, the Company expects revenues for calendar year 2024 to decrease by approximately 10 to 15 percent as compared to 2023. Additional factors contributing to our anticipated 2024 revenue outlook include an expected cyclical demand slowdown, decreased customer inventory builds due to stabilizing inventory levels as well as a consumer demand environment that is more consistent with pre-pandemic levels.

Beginning in the second half of 2024 and continuing through 2026, the Company’s business with Volvo will begin transitioning from existing programs that the Company currently supplies to new programs that the Company does not support. Notwithstanding this transition and the completion of existing programs with Volvo, the Company continues to actively bid for new Volvo business, which we believe we will continue to secure outside of the current programs. Going forward we remain focused on continuing to replace phased out business from existing programs with new programs from Volvo or other customers.

The Company’s raw material supply chains remain stable, and the Company anticipates raw material pricing in 2024 to remain flat or slightly higher as compared to 2023. Labor markets have also stabilized, although at higher cost levels over the past several years. The Company does not anticipate challenges in hiring hourly labor, although management believes wage pressure will continue, especially in Mexico.

2023 compared to 2022
Net sales for the years ended December 31, 2023 and 2022 totaled $357,738,000 and $377,376,000, respectively. Included in total sales were tooling project sales of $10,363,000 and $18,675,000 for the years ended December 31, 2023 and 2022, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the year ended December 31, 2023 were $347,375,000 compared to $358,701,000 for the same period in 2022. The decrease in sales is primarily the result of lower demand from customers in building products and industrial and utilities industries, offset by higher demand from customers in the heavy-duty truck industry, full year impact of price increases related to the recoupment of raw material inflation costs, and revenues from new program launches.
The Company's product sales for the year ended December 31, 2023 compared to the same period of 2022 by market are as follows (in thousands):

	2023	2022
Medium and heavy-duty truck	$181,376	158,649
Power sports	$84,688	84,727
Building products	$28,743	41,038
Industrial and utilities	$23,658	27,988
All other	$28,910	46,299
Net product revenue	$347,375	$358,701
Gross margin was approximately 18.0% of sales for the year ended December 31, 2023, compared with 13.9% for the year ended December 31, 2022. The gross margin percentage increase was due to net changes in selling price and raw material cost of 5.3% and favorable product mix and production efficiencies of 0.6%, offset by lower fixed cost leverage of 1.2% and unfavorable foreign currency impact of 0.6%.

Selling, general and administrative expense ("SG&A") totaled $37,983,000 for the year ended December 31, 2023, compared to $34,399,000 in 2022. The increase in SG&A expense primarily resulted from higher labor and benefit costs of $2,150,000, higher bonus of $907,000 and higher professional fees of $627,000. In connection with the decrease in sales, the Company has recognized a one-time severance expense totaling $570,000.
During the year ended December 31, 2022, the Company refinanced its existing credit facility. As a result, the Company recorded one-time losses of $1,234,000 from writing off outstanding deferred loan costs and $348,000 from prepayment fees associated with the repayment of the FGI Term Loan.
Interest expense totaled $1,011,000 for the year ended December 31, 2023, compared to interest expense of $1,960,000 for the year ended December 31, 2022. The decrease in net interest expense was due to lower average senior debt balance for the year ended December 31, 2023, when compared to the same period in 2022. The Company also recognized $346,000 of interest income during the year ended December 31, 2023.
Income tax expense was approximately $5,422,000, or 21.3% of total income before income taxes for the year ended December 31, 2023. Income tax expense for the year ended December 31, 2022 was $2,382,000 and includes statutory foreign tax expense from foreign taxable income offset by tax benefits from tax losses in the United States. Income tax expense for the year ended December 31, 2022, also includes a valuation allowance reversal of $2,363,000 related to deferred tax assets related to the federal jurisdiction in the United States.
The Company recorded net income for 2023 of $20,324,000 or $2.31 per diluted share, compared with net income of $12,203,000 or $1.44 per diluted share for 2022.
Comprehensive income totaled $22,572,000 in 2023, compared with comprehensive income of $14,181,000 in 2022. The increase was primarily related to an increase in net income of $8,121,000.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of December 31, 2023, the Company had outstanding foreign exchange contracts and interest rate swaps with notional amounts totaling $9,195,000 and $23,229,000, respectively. At December 31, 2022, the Company had outstanding foreign exchange contracts and interest rate swaps with notional amounts totaling $13,851,000 and $24,479,000, respectively.
Cash provided by operating activities totaled $34,842,000 for the year ended December 31, 2023. Net income of $20,324,000 positively impacted operating cash flows. Non-cash deductions included in net income from depreciation and amortization, share based compensation, and deferred incomes taxes amounted to $12,912,000, $2,923,000 and $2,473,000 respectively, positively impacted cash flows. An increase in working capital of $3,812,000 resulted in a decrease in cash. The decrease in cash from working capital was primarily related to net changes in prepaid assets and accounts payable, offset by net changes in other accrued expenses, accounts receivable and inventory.
Cash used in investing activities totaled $9,100,000 for the year ended December 31, 2023, primarily related to purchases of property, plant and equipment for additional capacity, automation, new programs and equipment improvements at the Company’s production facilities. The Company anticipates spending approximately $13,000,000 on property, plant and equipment purchases for all of the Company's operations for the year ended December 31, 2024. The Company plans on using cash on hand and cash from operations to finance capital expenditures. At December 31, 2023, purchase commitments for capital expenditures in progress were approximately $1,100,000.
Cash used in financing activities totaled $5,821,000 for the year ended December 31, 2023. Cash activity primarily consisted of the purchase of treasury stock of $2,669,000 in exchange for payment of taxes related to net share settlements of equity awards, net repayments of revolving loans of $1,864,000 and repayments of principal on outstanding term loans of $1,288,000.
At December 31, 2023, the Company had $24,104,000 of cash on hand, an available revolving line of credit of $25,000,000 and capex line of credit of $25,000,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2023.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

In connection with the credit agreement, the Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2023 totaled $291,000.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2023). Proceeds of the Huntington Capex Loan would be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none is outstanding as of December 31, 2023. The interest rate for the Huntington Revolving Loan was 7.11% as of December 31, 2023.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 7.11% as of December 31, 2023.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $524,000 at December 31, 2023.

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
Shelf Registration
On December 22, 2023 the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, which became effective on January 8, 2024. The Registration Statement replaces an existing shelf Registration Statement which expired on December 16, 2023. The Registration Statement registered common stock, preferred stock, debt securities, warrants, depositary shares, rights, units, and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term.
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
The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2023:

	2024	2025	2026	2027	2028 and after	Total
Long-term debt	$1,549,000	$1,885,000	$2,135,000	$17,709,000	$—	$23,278,000
Interest(A)	1,066,000	980,000	891,000	596,000	—	3,533,000
Operating lease obligations	2,137,000	1,122,000	594,000	189,000	—	4,042,000
Contractual commitments for capital expenditures	1,100,000	—	—	—	—	1,100,000
Post retirement benefits	156,000	152,000	159,000	144,000	2,505,000	3,116,000
Total	$6,008,000	$4,139,000	$3,779,000	$18,638,000	$2,505,000	$35,069,000
(A)Estimated future interest payments based on the effective interest rate as of December 31, 2023.
As of December 31, 2023 and 2022, the Company had no significant off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, goodwill and other long-lived assets, self-insurance, post-retirement benefits, revenue recognition and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determined that no allowance for doubtful accounts was needed at December 31, 2023 or December 31, 2022, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $138,000 at December 31, 2023 and $502,000 at December 31, 2022.
Inventories
Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $671,000 at December 31, 2023 and $433,000 at December 31, 2022.
Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2023, 2022, and 2021.
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
The Company performed a qualitative analysis for the years end December 31, 2023, 2022 and 2021, and determined there was no impairment of the Company’s goodwill.
Self-Insurance
The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2023 and December 31, 2022 of $988,000 and $889,000, respectively, included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.
Post-Retirement Benefits
Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $3,116,000 at December 31, 2023 and $6,625,000 at December 31, 2022.
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
As of December 31, 2023 the Company had a net deferred tax asset of $370,000 consisting of net deferred tax asset of $1,595,000 related to tax positions in Mexico, offset by deferred tax liabilities of $1,182,000 and $43,000 related to tax positions in the United States and Canada. As of December 31, 2023, the Company had a valuation allowance of $1,530,000 against the deferred tax asset related to local tax positions in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
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
Core Molding Technologies has the following three items that are sensitive to market risks at December 31, 2023: (1) Term Loans and Revolving Loan which bear a variable interest rate; (2) foreign currency purchases in which the Company purchases Mexican Pesos or Canadian Dollars with United States dollars to meet certain obligations that arise due to operations at the facilities located in Mexico or Canada; and (3) raw material purchases in which Core Molding Technologies purchases various resins and fiberglass for use in production. The prices and availability of these materials are affected by the prices certain feedstocks, transportation costs, as well as processing capacity versus demand.
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

Shareholders and the Board of Directors of
Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and Schedule II (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Oak Brook, Illinois
March 12, 2024

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)

	Years Ended December 31,
	2023	2022	2021

Net sales	$357,738	$377,376	$307,483

Total cost of sales	293,218	324,974	266,139

Gross margin	64,520	52,402	41,344

Selling, general and administrative expense	37,983	34,399	30,276

Operating income	26,537	18,003	11,068

Other income and expense
Loss due to extinguishment of debt	—	1,582	—
Net periodic post-retirement benefit	(220)	(124)	(162)
Net interest expense	1,011	1,960	2,311
Total other income and expense	791	3,418	2,149

Income before income taxes	25,746	14,585	8,919

Income taxes:
Current	2,949	5,851	4,615
Deferred	2,473	(3,469)	(367)
Total income taxes	5,422	2,382	4,248

Net income	$20,324	$12,203	$4,671

Net income per common share:
Basic	$2.37	$1.44	$0.55
Diluted	$2.31	$1.44	$0.55

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$20,324	$12,203	$4,671

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	706	(85)	—
Income tax benefit (expense)	(161)	27	—

Interest rate hedging derivatives:
Unrealized benefit (loss)	(240)	765	—
Income tax benefit (expense)	50	(161)	—

Post retirement benefit plan adjustments:
Net actuarial gain	3,026	2,309	89
Prior service costs	(496)	(496)	(496)
Income tax benefit (expense)	(637)	(381)	107

Comprehensive income	$22,572	$14,181	$4,371

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$24,104	$4,183
Accounts receivable, net	41,711	44,261
Inventories, net	22,063	23,871
Foreign tax receivable	6,380	2,680
Prepaid expenses and other current assets	8,621	5,670
Total current assets	102,879	80,665

Right of use asset	3,802	5,114
Property, plant and equipment, net	81,185	83,267
Goodwill	17,376	17,376
Intangibles, net	6,017	7,619
Other non-current assets	2,118	4,574
Total Assets	$213,377	$198,615

Liabilities and Stockholders' Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$1,468	$1,208
Revolving debt	—	1,864
Accounts payable	23,958	29,586
Contract liabilities	5,204	1,395
Accrued liabilities:
Compensation and related benefits	10,498	9,101
Other	5,058	7,643
Total current liabilities	46,186	50,797

Other non-current liabilities	3,759	3,516
Long-term debt	21,519	22,986
Post retirement benefits liability	2,960	5,191
Total Liabilities	74,424	82,490
Commitments and Contingencies
Stockholders' Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 8,655,384 at December 31, 2023 and 8,417,656 at December 31, 2022	86	84
Paid-in capital	43,265	40,342
Accumulated other comprehensive income, net of income taxes	5,301	3,053
Treasury stock — at cost, 3,992,152 shares at December 31, 2023 and 3,866,451 shares at December 31, 2022	(31,768)	(29,099)
Retained earnings	122,069	101,745
Total Stockholders' Equity	138,953	116,125
Total Liabilities and Stockholders' Equity	$213,377	$198,615

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	7,980,516	$80	$36,127	$1,375	$(28,521)	$84,871	$93,932
Net income						4,671	4,671
Change in post retirement benefits, net of tax of $107				(300)			(300)
Purchase of treasury stock	(7,237)				(96)		(96)
Restricted stock vested	262,461	2					2
Share-based compensation			1,886				1,886
Balance at December 31, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095
Net income						12,203	12,203
Change in post retirement benefits, net of tax of $381				1,432			1,432
Unrealized foreign currency hedge, net of tax of $27				(58)			(58)
Change in interest rate swaps, net of tax of $161				604			604
Purchase of treasury stock	(48,285)				(482)		(482)
Restricted stock vested	230,201	2					2
Share-based compensation			2,329				2,329
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						20,324	20,324
Change in post retirement benefits, net of tax of $637				1,893			1,893
Change in foreign currency hedge, net of tax of $161				545			545
Change in interest rate swap, net of tax of $50				(190)			(190)
Purchase of treasury stock	(125,701)	(1)			(2,669)		(2,670)
Exercise of stock appreciation rights	100,641	1					1
Restricted stock vested	262,788	2					2
Share-based compensation			2,923				2,923
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	2023	2022	2021
Cash flows from operating activities:
Net income	$20,324	$12,203	$4,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,912	11,884	11,616
Deferred income taxes	2,473	(3,469)	(475)
Share-based compensation	2,923	2,329	1,886
Loss on disposal of assets	80	—	571
Loss from extinguishment of debt	—	1,234	—
Loss (gain) on foreign currency	(58)	396	172
Change in operating assets and liabilities:
Accounts receivable	2,550	(9,000)	(8,952)
Inventories	1,808	1,258	(6,769)
Prepaid and other assets	(5,825)	928	(565)
Accounts payable	(4,916)	5,999	5,346
Accrued and other liabilities	3,551	(4,067)	5,481
Post retirement benefits liability	(980)	(713)	(436)
Net cash provided by operating activities	34,842	18,982	12,546
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,100)	(16,588)	(11,569)
Proceeds from sale of property, plant and equipment	—	—	154
Net cash used in investing activities	(9,100)	(16,588)	(11,415)
Cash flows from financing activities:
Gross borrowings on revolving loans	37,098	165,172	49,610
Gross repayment on revolving loans	(38,962)	(167,732)	(45,606)
Proceeds from term loan	—	25,000	—
Payment of principal of term loan	(1,288)	(25,913)	(3,022)
Payment of deferred loan costs	—	(402)	(2)
Payments for taxes related to net share settlement of equity awards	(2,669)	(482)	(96)
Net cash provided by (used in) financing activities	(5,821)	(4,357)	884
Net change in cash and cash equivalents	19,921	(1,963)	2,015
Cash and cash equivalents at beginning of year	4,183	6,146	4,131
Cash and cash equivalents at end of year	$24,104	$4,183	$6,146
Cash paid for:
Interest	$1,234	$1,677	$1,840
Income taxes	$5,250	$6,649	$5,067
Non-cash investing activities:
Fixed asset purchases in accounts payable	$298	$868	$329
Non-cash financing activities:
Deposit used in payment of principal on term loans	$—	$1,200	$—

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Basis of Presentation
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2023, the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products and other industrial markets. The Company offers customers a wide range of manufacturing processes to fit various program volumes and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products.
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
Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $24,104,000 cash on hand at December 31, 2023 and had $4,183,000 cash on hand at December 31, 2022.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determined that no allowance for doubtful accounts was needed at December 31, 2023 or December 31, 2022, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $138,000 at December 31, 2023 and $502,000 at December 31, 2022.
Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $671,000 at December 31, 2023 and $433,000 at December 31, 2022.
Inventories, net consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials and components	$13,068	$16,523
Work in process	2,649	2,929
Finished goods	6,346	4,419
Total inventories, net	$22,063	$23,871
Contract Assets/Liabilities - Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are classified as current and are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Contract assets as of December 31, 2023 and 2022 are $77,000 and $344,000, respectively. During the years ended December 31, 2023 and December 31, 2022, the Company recognized no impairments on contract assets. Contract liabilities are classified as current on the Consolidated Balance Sheets as of December 31, 2023 and 2022. Contract liabilities as of December 31, 2023 and 2022 are $5,204,000 and $1,395,000, respectively. The Company recognized $2,446,000 and $14,562,000 for the years ended December 31, 2023 and 2022, respectively, corresponding with revenue from contract liabilities related to jobs outstanding at December 31, 2022 and December 31, 2021, respectively.
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
Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2023, 2022 and 2021. The Company completed the closure of the manufacturing facility located in Batavia, Ohio as of December 31, 2021, and recognized a loss of $571,000 on the disposal of long-lived assets at December 31, 2021.
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
The Company performed a qualitative analysis for the years end December 31, 2023, 2022 and 2021, and determined there was no impairment of the Company’s goodwill.
Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 11 - Income Taxes.
Self-Insurance - The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2023 and December 31, 2022 of $988,000 and $889,000, respectively, included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.
Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 12 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarially computed estimates of $3,116,000 at December 31, 2023 and $6,625,000 at December 31, 2022.
Fair Value of Financial Instruments - The Company's financial instruments historically consist of long-term debt, revolving loans, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. Further detail is located in Note 14 - Fair Value of Financial Instruments.
Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. The Company had five major customers during the year end December 31, 2023, BRP, Inc. (“BRP”), Navistar, Inc. (“Navistar”), PACCAR, Inc. (“PACCAR”), Universal Forest Products, Inc. (“UFP”), and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. Sales to five major customers comprised 68%, 64% and 63% of total sales in 2023, 2022 and 2021, respectively (see Note 4 - Major Customers). Concentrations of accounts receivable balances with five customers accounted for 67% of accounts receivable at December 31, 2023 and 2022, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations.
As of December 31, 2023, the Company employed a total of 1,857 employees, which consisted of 698 employees in the United States, 985 employees in Mexico and 174 employees in Canada. The salary workforce consisted of 369 employees, while 1,488 employees were hourly. Four plant locations making up 67.3% of the workforce are covered by collective bargaining agreements.
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	321
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	January 1, 2025	743
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	132
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 18, 2024(1)	54
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
Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $1.7 million, $1.6 million and $1.3 million in 2023, 2022 and 2021.
Foreign Currency - The functional currency for the Mexican and Canadian operations is the United States Dollar. All foreign currency asset and liability amounts are remeasured into United States Dollars at end-of-period exchange rates. Income statement accounts are remeasured at the weighted monthly average rates. Gains and losses resulting from remeasurement of foreign currency financial statements into United States Dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency remeasurement and transaction activity is included in selling, general and administrative expense. This activity resulted in income of $291,000 in 2023. The activity resulted in an expense of $401,000 and $149,000 in 2022 and 2021, respectively.
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
The computation of basic and diluted net income per common share is as follows (in thousands, except for per share data):

	December 31,
	2023	2022	2021
Net income	$20,324	$12,203	$4,671
Less: net income allocated to participating securities	81	180	232
Net income available to common shareholders	$20,243	$12,023	$4,439

Weighted average common shares outstanding — basic	8,550	8,356	8,062
Effect of dilutive securities	222	12	—
Weighted average common and potentially issuable common shares outstanding — diluted	8,772	8,368	8,062

Basic net income per common share	$2.37	$1.44	$0.55
Diluted net income per common share	$2.31	$1.44	$0.55
The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	December 31,
	2023	2022	2021
Net income allocated to participating securities	$81	$180	232

Weighted average participating shares outstanding — basic	34	125	422
Effect of dilutive securities	—	—	—
Weighted average participating and potentially issuable participating shares outstanding — diluted	34	125	422

Basic net income per participating share	$2.37	$1.44	$0.55
Diluted net income per participating share	$2.37	$1.44	$0.55

4.Major Customers
The Company had five major customers during the year ended December 31, 2023, BRP, Navistar, PACCAR, UFP and Volvo. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the years ended December 31 (in thousands):

	2023	2022	2021
BRP product sales	$43,924	$51,057	$35,078
BRP tooling sales	4,778	1,613	2,735
Total BRP sales	48,702	52,670	37,813

Navistar product sales	71,367	60,778	39,546
Navistar tooling sales	751	3,126	6,962
Total Navistar sales	72,118	63,904	46,508

PACCAR product sales	35,745	36,652	33,545
PACCAR tooling sales	1,618	1,293	2,016
Total PACCAR sales	37,363	37,945	35,561

UFP product sales	25,390	33,638	38,292
UFP tooling sales	—	—	—
Total UFP sales	25,390	33,638	38,292

Volvo product sales	57,168	51,428	35,854
Volvo tooling sales	1,030	215	123
Total Volvo sales	58,198	51,643	35,977

Other product sales	113,781	125,148	101,710
Other tooling sales	2,186	12,428	11,622
Total other sales	115,967	137,576	113,332

Total product sales	347,375	358,701	284,025
Total tooling sales	10,363	18,675	23,458
Total sales	$357,738	$377,376	$307,483

5.    Foreign Operations
Primarily all of the Company's product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2023	2022	2021
United States	$234,504	$231,391	$191,667
Mexico	105,818	113,245	88,952
Canada	11,980	26,829	22,642
Other	5,436	5,911	4,222
Total	$357,738	$377,376	$307,483
The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31 (in thousands):

	2023	2022
United States	$37,737	$37,483
Mexico	34,802	36,405
Canada	8,646	9,379
Total	$81,185	$83,267
6.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following at December 31 (in thousands):

	2023	2022
Land and land improvements	$6,009	$6,009
Building and improvements	45,775	44,490
Machinery and equipment	152,063	139,408
Tools, dies, and patterns	3,222	3,222
Additions in progress	2,264	7,396
Total	209,333	200,525
Less accumulated depreciation	(128,148)	(117,258)
Property, plant and equipment, net	$81,185	$83,267
Additions in progress at December 31, 2023 and 2022 relate to building improvements and equipment purchases that were not yet completed and placed in service at year end. At December 31, 2023, commitments for capital expenditures in progress were $1,100,000 and included $298,000 recorded on the balance sheet in accounts payable. At December 31, 2022, commitments for capital expenditures in progress were $2,812,000, and included $868,000 recorded on the balance sheet in accounts payable. Depreciation expense was $11,229,000, $9,655,000 and $9,181,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
7. Leases
The Company has operating leases with fixed and variable payment terms primarily associated with buildings and warehouses. The Company's leases have remaining lease terms of twelve months to forty-five months, some of which include options to extend the lease for five years. Operating leases are included in right-of-use ("ROU") assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
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
The following table provides information related to the components of lease expense as of December 31 (in thousands):

	2023	2022
Operating lease cost	$2,073	$1,715
Short-term lease cost	1,922	1,549
Total net lease cost	$3,995	$3,264
The following table provides information related to other supplemental balance sheet information related to operating leases as of December 31, (in thousands):

	2023	2022
Operating lease:
Operating lease right of use assets	$3,802	$5,114
Total operating lease right of use assets	$3,802	$5,114

Current operating lease liabilities (A)	$1,981	$1,626
Noncurrent operating lease liabilities (B)	1,828	3,516
Total operating lease liabilities	$3,809	$5,142
(A)    Current operating lease liability included in "Other Current Accrued Liabilities" on the Consolidated Balance Sheets.
(B)    Noncurrent operating lease liability included in "Other Non-Current Liabilities" on the Consolidated Balance Sheets.

	2023	2022
Weighted average remaining lease term (in years):	2.4	3.6

Weighted average discount rate:	5.5%	4.1%
For the years ended December 31, 2023 and 2022, cash payments on amounts included in the measurement of lease liabilities were $2,117,000 and $1,640,000, respectively. During the year ended December 31, 2023, the Company terminated a lease for the secondary warehouse in Monterrey, Mexico. As a result, the Company wrote off approximately $1,548,000 and $1,660,000 of lease assets and lease liabilities, respectively, related to this lease. The Company then entered into a new lease related to the secondary warehouse in Monterrey, Mexico, which resulted in right of use assets obtained in exchange for new operating lease liabilities of $641,000. The Company also entered into a new lease related to a warehouse in Matamoros, Mexico, which resulted in additional right of use assets obtained in exchange for new operating lease liabilities of $1,172,000. During the year ended December 31, 2022, there were $1,099,000 right of use assets obtained in exchange for new operating lease liabilities.

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2024	$2,137
2025	1,122
2026	594
2027	189
Total lease payments	4,042
Less: imputed interest	(233)
Total lease obligations	3,809
Less: current obligations	(1,981)
Long-term lease obligations	$1,828

8.    Goodwill and Intangibles
Goodwill activity for the year consisted of the following at December 31, (in thousands):

	2023	2022
Balance at beginning of year	$17,376	$17,376
Additions	—	—
Impairment	—	—
Balance at end of year	$17,376	$17,376
Intangible assets at December 31, 2023 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(88)	$162
Trademarks	10 years	1,610	(959)	651
Non-competition Agreement	5 years	1,810	(1,810)	—
Developed Technology	7 years	4,420	(3,762)	658
Customer Relationships	10-12 years	9,330	(4,784)	4,546
Total		$17,420	$(11,403)	$6,017
Intangible assets at December 31, 2022 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(78)	$172
Trademarks	10 years	1,610	(798)	812
Non-competition Agreement	5 years	1,810	(1,795)	15
Developed Technology	7 years	4,420	(3,131)	1,289
Customer Relationships	10-12 years	9,330	(3,999)	5,331
Total		$17,420	$(9,801)	$7,619
The Company incurred $1,602,000, $1,948,000 and $1,949,000 of amortization expense for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, future intangible amortization was follows (in thousands):

Amortization Expense
2024	$1,587
2025	952
2026	915
2027	915
2028	761
2029 and thereafter	887
Total intangibles as of December 31, 2023	$6,017
9.    Debt
Long-term debt consists of the following at (in thousands):

	December 31, 2023	December 31, 2022
Leaf Capital term loan payable	48	85
Huntington term loans payable	23,230	24,479
Total	23,278	24,564
Less: deferred loan costs	(291)	(370)
Less: current portion	(1,468)	(1,208)
Long-term debt	$21,519	$22,986
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2023.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

In connection with the credit agreement, the Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2023 totaled $291,000.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2023). Proceeds of the Huntington Capex Loan would be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none is outstanding as of December 31, 2023. The interest rate for the Huntington Revolving Loan was 7.11% as of December 31, 2023.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 7.11% as of December 31, 2023.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $524,000 and $765,000 at December 31, 2023 and 2022, respectively.

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

Annual maturities of long-term debt are as follows (in thousands):

2024	$1,549
2025	1,885
2026	2,135
2027	17,709
Total long-term debt as of December 31, 2023	$23,278
10.    Stock Based Compensation
On May 13, 2021, the Company's shareholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 924,823 awards. At December 31, 2023, 289,929 shares of common stock were available to be granted. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.
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
During 2023, 2022 and 2021, employees surrendered 125,701, 48,285 and 7,237 shares, respectfully, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting and exercising of stock awards.
Restricted Stock
The Company grants shares of its common stock to certain directors and employees in the form of unvested stock (“Restricted Stock”). These awards are measured at the fair value of Core Molding Technologies’ common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2023		2022		2021
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	502,747	$10.46	459,420	$9.79	507,835	$6.35
Granted	179,580	15.98	287,485	10.39	250,635	13.74
Vested	(262,788)	9.85	(230,201)	7.87	(262,461)	6.89
Forfeited	(45,956)	12.46	(13,957)	11.28	(36,589)	7.66
Unvested - end of year	373,583	$13.33	502,747	$10.46	459,420	$9.79

At December 31, 2023 and 2022, there was $3,008,000 and $3,570,000, respectively, of total unrecognized compensation expense. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2023, 2022 and 2021 was $2,871,000, $2,284,000, and $1,762,000, respectively, and is recorded as selling, general and administrative expense.
Tax benefits in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2023, was $536,000. Tax deficiencies in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2022 was $79,000. Tax benefits in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2021, was $305,000.
Performance Restricted Stock Awards
The Company grants shares of its common stock to certain officers and key managers in the form of shares of performance-based restricted stock ("Performance Restricted Stock Awards"). These awards are measured at the fair value of the Company's common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period to the extent that the performance measures have been satisfied as of the last day of the performance period of the award. The total amount payable as of the award's vesting date is determined by the three-year average Operational Income and Return on Capital Employed performance measure achievement as defined in the applicable award agreement. The Company adjusts compensation expense for actual forfeitures as they occur and for estimated performance measure achievement.
The following summarizes the status of Performance Restricted Stock Awards and changes during the years ended December 31:

	2023		2022		2021
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	—	$—	—	$—	—	$—
Granted	13,350	15.98	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(1,613)	15.98	—	—	—	—
Unvested - end of year	11,737	$15.98	—	$—	—	$—
At December 31, 2023, there was $135,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards. As of December 31, 2022 and 2021, there was no unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at December 31, 2023 is expected to be recognized over the weighted-average period of 2.2 years. Total compensation cost related to Performance Restricted Stock Awards for the year ended December 31, 2023 was $52,000, all of which was recorded to selling, general and administrative expense.
Stock Appreciation Rights
As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards have a contractual term of five years and vest ratably over a period of three years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model, and are amortized ratably as compensation expense over a three-year period.

A summary of the Company's stock appreciation rights activity for the years ended December 31, is as follows:

	2023		2022		2021
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Outstanding - beginning of year	177,016	$2.57	177,016	$2.57	180,925	$2.57
Granted	—	—	—	—	—	—
Exercised	(177,016)	2.57	—	—	—	—
Forfeited	—	—	—	—	(3,909)	2.57
Outstanding - end of year	—	$—	177,016	$2.57	177,016	$2.57
Exercisable - end of year	—	$—	177,016	$2.57	124,801	$2.57
The weighted average grant date fair value of exercised SARs was $2.57. At December 31, 2022, there was no unrecognized compensation expense related to SARs.
The Company did not recognize any compensation cost related to SARs for the year ended December 31, 2023. Total compensation cost related to SARs for the years ended December 31, 2022 and 2021 was $45,000 and $127,000 respectively, all of which was recorded to selling, general and administrative expense.
11.    Income Taxes
Components of the provision for income taxes are as follows (in thousands):

	2023	2022	2021
Current:
Federal	$26	$(18)	$(388)
Foreign	2,835	5,896	4,979
State and local	88	(27)	24
	2,949	5,851	4,615
Deferred:
Federal	2,844	(3,533)	(208)
Foreign	(451)	80	(167)
State and local	80	(16)	8
	2,473	(3,469)	(367)
Provision for income taxes	$5,422	$2,382	$4,248
A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Provision at United States federal statutory rate	$5,407	$3,063	$1,870
U.S. federal valuation allowance	—	(2,363)	1,706
U.S. state and local valuation allowance	379	349	269
Net operating loss carryback at 34% tax rate	—	—	(137)
Effect of foreign taxes	143	1,519	996
State and local tax expense	(385)	(391)	(237)
Other	(122)	205	(219)
Provision for income taxes	$5,422	$2,382	$4,248

At December 31, 2023, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $32,622,000 and $19,153,000 of the Company's Canadian and Mexican subsidiaries, respectively, that would become payable upon repatriation to the United States. At December 31, 2022, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $28,100,000 and $16,479,000 of the Company's Canadian and Mexican subsidiaries, respectively, that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
As of December 31, 2023 the Company had a net deferred tax asset of $1,595,000 related to tax positions in Mexico and deferred tax liabilities of $1,182,000 and $43,000 related to tax positions in the United States and Canada. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of December 31, 2023, the Company had a valuation allowance of $1,530,000 against the deferred tax asset related to local tax positions in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
As of December 31, 2022 the Company had net deferred tax assets of $163,000, $893,000 and $2,406,000 related to tax positions in Canada, Mexico and the United States, respectively. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets. During 2022, the Company reversed $2,363,000 of its valuation allowance on deferred tax assets related to federal tax positions in the United States, due to tax planning strategies. As of December 31, 2022, the Company had a valuation allowance of $1,154,000 against the deferred tax asset related to local tax positions in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian and Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
Deferred tax assets consist of the following at December 31:

	2023	2022
U.S. federal net operating loss carryforwards	$442	$2,276
U.S. state and local operating loss carryforwards	1,553	1,123
Interest limitation carryforwards	1,162	1,734
Accrued liabilities	595	626
Accounts receivable	32	44
Inventory	211	215
Property, plant, and equipment	(6,065)	(5,111)
Post retirement benefits	1,024	1,629
Goodwill and finite-lived assets, net	2,151	1,662
Other, net	795	418
Total deferred tax asset	1,900	4,616
Valuation allowance for deferred tax assets	(1,530)	(1,154)
Total deferred tax asset (liability), net	$370	$3,462
At December 31, 2023, the Company's estimated net operating loss carryforwards and interest limitation carryforwards in the United States federal tax jurisdiction were $2,100,000 and $4,945,000, respectively. At December 31, 2022, the Company's estimated net operating loss carryforwards and interest limitation carryforwards in the United States federal tax jurisdiction were $10,836,000 and $7,883,000, respectively. Both carryforwards do not expire. At December 31, 2023 and 2022, the Company had no net operating loss carryforwards in Canada or Mexico or jurisdictions.

At December 31, 2023 and 2022 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is subject to federal income tax examinations for tax years 2014 through 2017 but the scope of examination is limited to adjustments resulting from Net Operating Loss carry back claims from the 2019, and 2020 tax years. The Company is subject to federal income tax examinations for years 2020 through 2023 with unlimited scope. The Company is not subject to state examinations for years before 2020. The Company is not subject to Mexican income tax examinations by Mexican authorities for the years before 2018 and is not subject to Canadian income tax examinations by Canadian authorities for the years before 2019.
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
The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2023 and 2022 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status is for the plan’s year-end at December 31, 2022. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2023	2022		2023	2022
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Red Zone as of 12/31/22	Red Zone as of 12/31/21	Implemented	$1,002,000	$1,191,000	Yes	8/7/2025
			Total Contributions:		$1,002,000	$1,191,000
(A)The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2022. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week at $1.55 per hour from August 10, 2019 through August 9, 2025. The Company is paying a surcharge of $0.16 for each hour worked up to a maximum of 40 hours per person, per week as a result of the pension plan being in the Red Zone.
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
The elimination of post retirement health and life insurance benefits described above resulted in a reduction of the Company’s post retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2023, 2022 and 2021, and will result in net periodic benefit cost reductions of approximately $496,000 in 2024 and each year thereafter during the amortization period.
The funded status of the Company's post retirement health and life insurance benefits plan as of December 31, 2023 and 2022 and reconciliation with the amounts recognized in the Consolidated Balance Sheets are provided below (in thousands):

	Post Retirement Benefits
	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$6,625	$9,080
Interest cost	254	198
Unrecognized gain	(3,004)	(2,136)
Benefits paid, net	(759)	(517)
Benefit obligation at December 31	$3,116	$6,625
Plan Assets	—	—
Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(3,648)	$(4,122)
Net loss (gain)	(2,056)	948
Total	$(5,704)	$(3,174)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	4.7%	4.9%

The components of expense for all of the Company's post retirement benefit plans for the years ended December 31 (in thousands):

	2023	2022	2021
Pension expense:
Multi-employer plan	$981	$1,137	$857
Defined contribution plans	1,873	1,482	1,231
Total pension expense	2,854	2,619	2,088

Health and life insurance:
Interest cost	254	198	161
Amortization of prior service credits	(496)	(496)	(496)
Amortization of net loss	22	174	173
Net periodic benefit credit	(220)	(124)	(162)
Total post retirement benefits expense	$2,634	$2,495	$1,926
The Company accounts for post retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post retirement plan in the Consolidated Balance Sheets. For the year ended December 31, 2023, the Company recognized a net actuarial gain of $3,004,000 which is comprised of an actuarial gain of $3,393,000, offset by differences between actual and expected benefit payments, expenses and balance sheet accruals resulting in a loss of $389,000. The actuarial gain primarily resulted from a change from a self-insured to a fully-insured plan. For the year ended December 31, 2022, the Company recognized a net actuarial gain of $2,136,000, which is comprised of an actuarial gain of $2,272,000, offset by differences between actual and expected benefit payments, expenses and balance sheet accrual resulting in a loss of $136,000. The actuarial gain primarily resulted from an increase in the discount rate. The net actuarial gain for the years ended December 31, 2023 and 2022, were recorded in accumulated other comprehensive income.
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2023 and 2022 were a net credit of $5,835,000 and $3,174,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2024 consists of a prior service credit of $496,000 and a net gain of $149,000. In addition, 2024 interest expense related to post retirement healthcare is expected to be $93,000, for a total post retirement healthcare net gain of approximately $552,000 in 2024. The Company expects benefits paid in 2024 to be consistent with estimated future benefit payments as shown in the table below.
The weighted average rate of increase in the per capita cost of covered health care benefits as of December 31, 2023 and 2022 is projected to be 7.1% and 5.8%, respectively. The rate is projected to decrease gradually to medical and prescriptions post age 65 of 6.60% by the year 2029 and remain at that level thereafter. As of December 31, 2022, the comparable assumptions for prior year were medical post age 65 of 4.25% and prescriptions of 5.0% by the year 2027.
The estimated future benefit payments of the health care plan for the next ten years are as follows (in thousands):

Postretirement Health Care Benefits Plan
2024	$156
2025	152
2026	159
2027	144
2028	149
2029 - 2033	745

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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of December 31, 2023 and December 31, 2022 approximate fair value due to the short-term maturities of these financial instruments. As of December 31, 2023, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR agreements. The Company had Level 2 fair value measurements at December 31, 2023 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of December 31, 2023 and 2022 the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $9,195,000 and $13,851,000 as of December 31, 2023 and 2022, respectively.
Interest Rate Swaps
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 9, "Debt", for additional information. The notional contract value of the interest rate swap was $23,229,000 and $24,479,000 as of December 31, 2023 and 2022, respectively.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$620	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$419	Accrued other liabilities	$—
	Other non-current assets	$105	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$72	Accrued other liabilities	$157
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$280	Accrued other liabilities	$—
	Other non-current assets	$485	Other non-current liabilities	$—
As of December 31, 2023, the Company had foreign exchange contracts related to the Mexican Peso with an exchange rates ranging from 18.04 to 19.00 and the Canadian Dollar with exchange rates ranging from 1.34 to 1.37.
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2023	2022	2021		2023	2022	2021
Foreign exchange contracts	$2,931	$(82)	$—	Cost of goods sold	$2,225	$3	$—
				Selling, general and administrative expense	$—	$—	$—
Interest rate swaps	$243	$770	$—	Interest Expense	$483	$5	$—
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

15.    Accumulated Other Comprehensive Income
The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2023 and 2022 (in thousands):

	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Total
2022:
Balance at January 1, 2022	$—	$1,075	$1,075
Other comprehensive income before reclassifications	688	2,136	2,824
Amounts reclassified from accumulated other comprehensive income	(8)	(323)	(331)
Income tax (expense) benefit	(134)	(381)	(515)
Balance at December 31, 2022	$546	$2,507	$3,053

2023:
Balance at January 1, 2023	$546	$2,507	$3,053
Other comprehensive income before reclassifications	3,174	3,004	6,178
Amounts reclassified from accumulated other comprehensive income	(2,708)	(474)	(3,182)
Income tax (expense) benefit	(111)	(637)	(748)
Balance at December 31, 2023	$901	$4,400	$5,301
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

16.     Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2023:
Product sales	$98,337	$95,703	$80,896	$72,439	$347,375
Tooling sales	1,170	2,022	5,832	1,339	10,363
Net sales	99,507	97,725	86,728	73,778	357,738
Gross margin	17,743	20,562	15,278	10,937	64,520
Operating income	8,075	10,070	5,875	2,517	26,537
Net income	5,852	7,936	4,354	2,182	20,324
Net income per common share:
Basic (1)	$0.69	$0.93	$0.50	$0.25	$2.37
Diluted (1)	$0.66	$0.91	$0.49	$0.25	$2.31

2022:
Product sales	$89,901	$93,317	$92,340	$83,143	$358,701
Tooling sales	691	5,418	9,266	3,300	18,675
Net sales	90,592	98,735	101,606	86,443	377,376
Gross margin	14,507	13,045	13,303	11,547	52,402
Operating income	6,012	4,385	4,632	2,974	18,003
Net income	3,864	2,188	1,319	4,832	12,203
Net income per common share:
Basic (1)	$0.46	$0.26	$0.16	$0.57	$1.44
Diluted (1)	$0.46	$0.26	$0.16	$0.57	$1.44

2021:
Product sales	$69,133	$79,117	$67,643	$68,132	$284,025
Tooling sales	3,696	1,344	13,382	5,036	23,458
Net sales	72,829	80,461	81,025	73,168	307,483
Gross margin	12,718	13,736	6,415	8,475	41,344
Operating income (loss)	5,346	6,173	(2,393)	1,942	11,068
Net income (loss)	3,456	4,086	(3,312)	441	4,671
Net income (loss) per common share:
Basic (1)	$0.41	$0.48	$(0.41)	$0.05	$0.55
Diluted (1)	$0.41	$0.48	$(0.41)	$0.05	$0.55
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The Company's independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2023, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Part III, Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2024, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2024, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2023:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	385,320	$13.41	289,929
(1) This amount includes outstanding awards under the Company's 2021 Long Term Equity Incentive Plan (the "2021 Plan") and the 2006 Long Term Equity Incentive Plan (the "2006 Plan"). Includes (i) 373,583 shares issuable pursuant to restricted stock awards and (ii) 0 shares issuable pursuant to outstanding stock appreciation rights, based on the Company's December 31, 2023 closing stock price.
(2) Weighted average exercise price shown in this table above does not take into account restricted stock awards.
Other information required by this Part III, Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2024, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2024, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 16, 2024, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
See Part II, Item 8 hereof.
(2) Financial Statement Schedules and Independent Auditor's Report
The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2023, 2022, and 2021
All other schedules are omitted because of the absence of the conditions under which they are required.
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
March 12, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons been on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 12, 2024

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2024

*
Sandra L. Kowaleski	Director	March 12, 2024

*
Thomas R. Cellitti	Director	March 12, 2024

*
Ralph O. Hellmold	Director	March 12, 2024

*
Matthew Jauchius	Director	March 12, 2024

*
Salvador Minarro-Villalobos	Director	March 12, 2024

*
Andrew O. Smith	Director	March 12, 2024

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 12, 2024

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2023, 2022 and 2021.
Reserves deducted from asset to which it applies:
Allowance for Doubtful Accounts

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Year Ended December 31, 2023	$—	$—	$—	$—	$—
Year Ended December 31, 2022	$90,000	$(90,000)	$—	$—	$—
Year Ended December 31, 2021	$41,000	$51,000	$—	$2,000	$90,000
Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(B)	Balance at End of Year
Year Ended December 31, 2023	$502,000	$534,000	$—	$898,000	$138,000
Year Ended December 31, 2022	$222,000	$736,000	$—	$456,000	$502,000
Year Ended December 31, 2021	$179,000	$83,000	$—	$40,000	$222,000
(A)Amount represents uncollectible accounts written off.
(B)Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to filed with the Secretary of State of Delaware on November 6, 1996 Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By- Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4	Description of Securities	Filed Herein

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and Navistar, Inc.[2]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(b)	Credit Agreement, dated October 27, 2020, between Core Molding Technologies, Inc. and Wells Fargo Bank, National Association, as administrative agent, lead arranger and book runner, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 2, 2020

10(b)(1)	Master Security Agreement, dated as of October 20, 2020, among FGI Equipment Finance LLC, Core Molding Technologies, Inc. as debtor, and each of Core Composites Corporation and CC HPM, S. de R.L. de C.V., as guarantors	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 2, 2020

10(b)(2)	Promissory Note, dated October 20, 2020, between Core Molding Technologies, Inc. and FGI Equipment Finance LLC.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 2, 2020

10(c)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[1]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

Exhibit No.	Description	Location
10(c)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006)[1]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 23, 2006

10(d)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2017

10(e)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[1]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A dated April 8, 2016

10(f)	Core Molding Technologies, Inc. Salaried Employee Bonus Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2020

10(g)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2012

10(h)	Form of Award for Stock Appreciation Rights between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2019

10(i)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(m) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(j)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(n) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(k)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(q) to Current Report on Form 10-Q filed on August 6th, 2021

10(l)	Credit Agreement, dated July 22, 2022 between Core Molding Technologies, Inc. and The Huntington National Bank, as administrative agent, sole lead arranger and sole bookrunner, and the lenders from time to time thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 28, 2022

10(m)	Core Molding Technologies, Inc. 2021 Long-Term Equity Incentive Plan	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A dated April 7, 2021

10(m)	Form Performance Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2023

10(o)	Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended and restated effective as of May 11, 2023)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A dated April 7, 2023

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

21	List of Subsidiaries	Filed Herein

Exhibit No.	Description	Location
23	Consent of Crowe LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 12, 2024, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 12, 2024, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein
1.Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.
2.Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.