Form 10-Q
period 2024-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2024-05-07
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 6, 2024, the latest practicable date, 9,144,640 shares of the registrant’s common stock were issued, which includes 446,999 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net sales	$78,145	$99,507

Cost of sales	64,840	81,764

Gross margin	13,305	17,743

Selling, general and administrative expense	8,573	9,668

Operating income	4,732	8,075

Other income and expense
Net interest expense	82	356
Net periodic post-retirement benefit	(138)	(52)
Total other (income) and expense	(56)	304

Income before taxes	4,788	7,771

Income tax expense	1,029	1,919

Net income	$3,759	$5,852

Net income per common share:
Basic	$0.43	$0.69
Diluted	$0.43	$0.66

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$3,759	$5,852

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(487)	488
Net of tax benefit (expense)	105	(105)

Interest rate swaps:
Unrealized hedge gain (loss)	272	(306)
Net of tax benefit (expense)	(57)	64

Post-retirement benefit plan adjustments:
Amortization of net actuarial (gain) loss	(37)	6
Amortization of prior service credits	(124)	(124)
Net of tax benefit	34	25

Comprehensive income	$3,465	$5,900
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,618	$24,104
Accounts receivable, net	40,082	41,711
Inventories, net	23,861	22,063
Foreign tax receivable	5,937	6,380
Prepaid expenses and other current assets	6,739	8,621
Total current assets	103,237	102,879

Right of use asset	3,302	3,802
Property, plant and equipment, net	80,398	81,185
Goodwill	17,376	17,376
Intangibles, net	5,617	6,017
Other non-current assets	2,337	2,118
Total Assets	$212,267	$213,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,624	$1,468
Accounts payable	24,260	23,958
Contract liability	4,222	5,204
Compensation and related benefits	6,711	10,498
Accrued other liabilities	5,406	5,058
Total current liabilities	42,223	46,186

Other non-current liabilities	3,316	3,759
Long-term debt	21,061	21,519
Post-retirement benefits liability	2,852	2,960
Total Liabilities	69,452	74,424
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,697,641 at March 31, 2024 and 8,655,384 at December 31, 2023	87	86
Paid-in capital	44,004	43,265
Accumulated other comprehensive income, net of income taxes	5,007	5,301
Treasury stock - at cost, 4,009,925 shares at March 31, 2024 and 3,992,152 shares at December 31, 2023	(32,111)	(31,768)
Retained earnings	125,828	122,069
Total Stockholders’ Equity	142,815	138,953
Total Liabilities and Stockholders’ Equity	$212,267	$213,377
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended March 31, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						5,852	5,852
Change in post-retirement benefits, net of tax $25				(93)			(93)
Change in foreign currency hedge, net of tax of $105				383			383
Change in interest rate swaps, net of tax of $64				(242)			(242)
Restricted stock vested	4,002	—	—				—
Purchase of treasury stock	(1,318)				(23)		(23)
Share-based compensation			731				731
Balance at March 31, 2023	8,420,340	$84	$41,073	$3,101	$(29,122)	$107,597	$122,733

For the three months ended March 31, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						3,759	3,759
Change in post-retirement benefits, net of tax of $34				(127)			(127)
Change in foreign currency hedge, net of tax of $105				(382)			(382)
Change in interest rate swaps, net of tax of $57				215			215
Restricted stock vested	60,030	1					1
Purchase of treasury stock	(17,773)	—			(343)		(343)
Share-based compensation			739				739
Balance at March 31, 2024	8,697,641	$87	$44,004	$5,007	$(32,111)	$125,828	$142,815
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,759	$5,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,292	3,410
Loss on disposal of property, plant and equipment	—	80
Share-based compensation	739	731
Losses (Gain) on foreign currency remeasurement	(214)	81
Change in operating assets and liabilities:
Accounts receivable	1,629	(8,240)
Inventories	(1,798)	(1,139)
Prepaid and other assets	1,908	(450)
Accounts payable	280	4,209
Accrued and other liabilities	(4,254)	324
Post-retirement benefits liability	(269)	(211)
Net cash provided by operating activities	5,072	4,647

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,893)	(2,127)
Net cash used in investing activities	(1,893)	(2,127)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(35,369)
Gross borrowings on revolving line of credit	—	33,505
Payments for taxes related to net share settlement of equity awards	(343)	(23)
Payment of principal on term loans	(322)	(324)
Net cash used in financing activities	(665)	(2,211)

Net change in cash and cash equivalents	2,514	309

Cash and cash equivalents at beginning of period	24,104	4,183

Cash and cash equivalents at end of period	$26,618	$4,492

Cash paid for:
Interest	$291	$345
Income taxes	$326	$1,931
Non-cash investing activities:
Fixed asset purchases in accounts payable	$489	$262
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2024, and the results of operations and cash flows for the three months ended March 31, 2024. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $26,618,000 cash on hand at March 31, 2024 and had $24,104,000 cash on hand at December 31, 2023.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that a $90,000 allowance for credit losses is needed at March 31, 2024 and none is needed at December 31, 2023. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $123,000 at March 31, 2024 and $138,000 at December 31, 2023. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $730,000 at March 31, 2024 and $671,000 at December 31, 2023.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $80,000 at March 31, 2024, and $77,000 at December 31, 2023. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the three months ended March 31, 2024 and March 31, 2023 the Company recognized no impairments on contract assets. For the three months ended March 31, 2024, the Company recognized $1,841,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2023.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the three months ended March 31, 2024 and March 31, 2023, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2024 and December 31, 2023 of $997,000 and $988,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 12, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,008,000 at March 31, 2024 and $3,116,000 at December 31, 2023.

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
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended March 31,
	2024	2023
Net income	$3,759	$5,852
Less: net income allocated to participating securities	—	54
Net income available to common stockholders	$3,759	$5,798

Weighted average common shares outstanding — basic	8,666,000	8,418,000
Effect of weighted average dilutive securities	166,000	334,000
Weighted average common and potentially issuable common shares outstanding — diluted	8,832,000	8,752,000

Basic net income per common share	$0.43	$0.69
Diluted net income per common share	$0.43	$0.66
The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	Three months ended March 31,
	2024	2023
Net income allocated to participating securities	$—	$54

Weighted average participating shares outstanding — basic	—	78,000
Effect of dilutive securities	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	—	78,000

Basic net income per participating share	$—	$0.69
Diluted net income per participating share	$—	$0.69

4. MAJOR CUSTOMERS
The Company had six major customers during the three months ended March 31, 2024, BRP, Inc. ("BRP"), Navistar, Inc. ("Navistar"), PACCAR, Inc. ("PACCAR"), Universal Forest Products, Inc. ("UFP"), Volvo Group North America, LLC ("Volvo") and Yamaha Motor Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
BRP product sales	$7,557	$12,144
BRP tooling sales	114	581
Total BRP sales	7,671	12,725

Navistar product sales	14,429	19,262
Navistar tooling sales	161	185
Total Navistar sales	14,590	19,447

PACCAR product sales	9,949	10,200
PACCAR tooling sales	246	67
Total PACCAR sales	10,195	10,267

UFP product sales	6,276	10,774
UFP tooling sales	—	—
Total UFP sales	6,276	10,774

Volvo product sales	12,720	15,609
Volvo tooling sales	—	45
Total Volvo sales	12,720	15,654

Yamaha product sales	8,582	7,888
Yamaha tooling sales	—	—
Total Yamaha sales	8,582	7,888

Other product sales	16,318	22,460
Other tooling sales	1,793	292
Total other sales	26,693	30,640

Total product sales	75,831	98,337
Total tooling sales	2,314	1,170
Total sales	$78,145	$99,507

5. INVENTORY
Inventories, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$15,089	$13,068
Work in process	2,817	2,649
Finished goods	5,955	6,346
Total	$23,861	$22,063
Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.
6. LEASES
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
The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$538	$427
Short-term lease cost	$458	$470
Total net lease cost	$996	$897
Other supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right of use assets	$3,302	$3,802

Current operating lease liabilities(A)	$1,785	$1,981
Noncurrent operating lease liabilities(B)	1,529	1,828
Total operating lease liabilities	$3,314	$3,809

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.

7. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	March 31, 2024	December 31, 2023
Property, plant and equipment	$211,419	$209,333
Accumulated depreciation	(131,021)	(128,148)
Property, plant and equipment — net	$80,398	$81,185
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2024 and 2023 was $2,873,000 and $2,978,000, respectively. Amounts invested in capital additions in progress were $3,421,000 and $2,264,000 at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, purchase commitments for capital expenditures in progress were $2,939,000 and $1,100,000, respectively.
8. GOODWILL AND INTANGIBLES
Goodwill activity for the three months ended March 31, 2024 consisted of the following (in thousands):

Balance at December 31, 2023	$17,376
Additions	—
Impairment	—
Balance at March 31, 2024	$17,376
Intangibles, net at March 31, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(93)	$157
Trademarks	10 Years	1,610	(1,000)	610
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(3,920)	500
Customer relationships	10-12 Years	9,330	(4,980)	4,350
Total		$17,420	$(11,803)	$5,617
Intangibles, net at December 31, 2023 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(88)	$162
Trademarks	10 Years	1,610	(959)	651
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(3,762)	658
Customer relationships	10-12 Years	9,330	(4,784)	4,546
Total		$17,420	$(11,403)	$6,017
The aggregate intangible asset amortization expense was $400,000 and $412,000 for the three months ended March 31, 2024 and 2023, respectively.

9. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Pension expense:
Multi-employer plan	$214	$238
Defined contribution plan	506	528
Total pension expense	720	766
Health and life insurance:
Interest cost	23	66
Amortization of prior service credits	(124)	(124)
Amortization of net loss	(37)	6
Net periodic benefit credit	(138)	(52)
Total post-retirement benefits expense	$582	$714
The Company made payments of $550,000 to pension plans and $131,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2024. For the remainder of 2024, the Company expects to make approximately $1,803,000 of pension plan payments, of which $920,000 was accrued at March 31, 2024. The Company also expects to make approximately $167,000 of post-retirement healthcare and life insurance payments for the remainder of 2024, all of which were accrued at March 31, 2024.
10. DEBT
Debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Huntington term loans payable	22,917	23,230
Leaf Capital term loan payable	39	48
Total	22,956	23,278
Less deferred loan costs	(271)	(291)
Less current portion	(1,624)	(1,468)
Long-term debt	$21,061	$21,519

Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000, comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2024.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of March 31, 2024 and December 31, 2023, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 7.11% and 7.11% as of March 31, 2024 and December 31, 2023, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 7.11% and 7.11% as of March 31, 2024 and December 31, 2023, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2024 and December 31, 2023. The fair value of the interest rate swap was an asset of $797,000 and $524,000 at March 31, 2024 and December 31, 2023, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

11. INCOME TAXES
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
At March 31, 2024, the Company had a net deferred tax asset of $1,595,000 related to tax positions in Mexico and deferred tax liabilities of $1,182,000 and $43,000 related to tax positions in the United States and Canada. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of March 31, 2024, the Company had a valuation allowance of $1,530,000, against the deferred tax asset related to local tax positions in the Unites States, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian, Mexican, and federal United States tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the three months ended March 31, 2024 is estimated to be $1,029,000, approximately 21.5% of income before income taxes. Income tax expense for the three months ended March 31, 2023 was estimated to be $1,919,000, approximately 24.7% of income before income taxes.
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
12. STOCK BASED COMPENSATION

On May 13, 2021, The Company's stockholders approved the 2021 Long Term Equity Incentive Plan (the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 152,501 awards. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.

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

The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	373,583	$12.81
Granted	94,704	19.18
Vested	(61,508)	15.98
Forfeited	—	—
Unvested balance at March 31, 2024	406,779	$14.31
At March 31, 2024 and 2023, there was $4,113,000 and $5,702,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at March 31, 2024 is expected to be recognized over the weighted-average period of 2.3 years. Total compensation cost related to Restricted Stock grants for the three months ended March 31, 2024 and 2023 was $711,000 and $725,000, respectively, all of which was recorded to selling, general and administrative expense.
During the three months ended March 31, 2024 , employees withheld 17,773 shares of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting of restricted awards, and in March 31, 2023 no shares of the Company's common stock was withheld. During the three months ended March 31, 2023, employees withheld 1,318 shares of common stock to satisfy income tax withholding obligations in connection with the exercise of stock appreciation rights.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	11,737	$15.98
Granted	28,483	19.18
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2024	40,220	$18.24
At March 31, 2024 and 2023, there was $651,000 and $207,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at March 31, 2024 is expected to be recognized over the weighted-average period of 2.6 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended March 31, 2024 and March 31, 2023 was $28,000 and 6,000, all of which was recorded to selling, general and administrative expense.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2024 and December 31, 2023 approximate fair value due to the short-term maturities of these financial instruments. As of March 31, 2024 and December 31, 2023, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at March 31, 2024 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of March 31, 2024, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $5,063,000 and $28,592,000 as of March 31, 2024 and 2023, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 10, "Debt", for additional information. The notional contract value of the interest rate swap was $22,917,000 and $24,167,000 as of March 31, 2024 and 2023, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments March 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$133	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$542	Accrued other liabilities	$—
	Other non-current assets	$255	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$620	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$419	Accrued other liabilities	$—
	Other non-current assets	$105	Other non-current liabilities	$—
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended March 31, 2024 and 2023 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2024	2023		2024	2023
Foreign exchange contracts	$(63)	$620	Cost of goods sold	$424	$119
			Selling, general and administrative expense	$—	$13
Interest rate swaps	$410	$(212)	Interest expense	$138	$94
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2024 and 2023 (in thousands):

2023:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2023:
Balance at December 31, 2022	$546	$2,507	$3,053
Other comprehensive income before reclassifications	408	—	408
Amounts reclassified from accumulated other comprehensive income	(226)	(118)	(344)
Income tax benefit	(41)	25	(16)
Balance at March 31, 2023	$687	$2,414	$3,101

2024:
Balance at December 31, 2023	$901	$4,400	$5,301
Other comprehensive income before reclassifications	347	(37)	310
Amounts reclassified from accumulated other comprehensive income	(562)	(124)	(686)
Income tax benefit (expense)	48	34	82
Balance at March 31, 2024	$734	$4,273	$5,007
(A)The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in other income and expense on the Consolidated Statements of Operations. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 9, "Post-Retirement Benefits" for additional details). The tax effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Operations.

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
Core Molding Technologies believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made in this Annual Report on Form 10-Q:
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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, anticipated price changes, as well as anticipated new program launches, offset by current programs that we expect to begin to ramp down in the second half of 2024 as further described below, the Company expects revenues for calendar year 2024 to decrease by approximately 10 to 15 percent as compared to 2023. Additional factors contributing to our anticipated 2024 revenue outlook include an expected cyclical demand slowdown, decreased customer inventory builds due to stabilizing inventory levels as well as a consumer demand environment that is more consistent with pre-pandemic levels. The Company anticipates the revenue decrease to be more significant in the first half of 2024 and a lesser decrease in the second half of 2024 compared to the same periods in 2023.

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

Results of Operations

Three Months Ended March 31, 2024, as Compared to Three Months Ended March 31, 2023
Net sales for the three months ended March 31, 2024 and 2023 totaled $78,145,000 and $99,507,000, respectively. Included in net sales were tooling project sales of $2,314,000 and $1,170,000 for the three months ended March 31, 2024 and 2023, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2024 were $75,831,000 compared to $98,337,000 for the same period in 2023. The decrease in sales is primarily the result of lower demand across all industries. The Company's product sales for the three months ended March 31, 2024 compared to the same period in 2023 by market are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Medium and heavy-duty truck	$41,509	$49,516
Power sports	18,859	22,036
Building products	6,545	11,787
Industrial and utilities	3,346	6,430
All other	5,572	8,568
Net product revenue	$75,831	$98,337

Gross margin was 17.0% and 17.8% of sales for the three months ended March 31, 2024 and 2023, respectively. Gross margin compared to last year was impacted by increased net changes in selling price and raw material costs of 1.7%, offset by lower fixed cost leverage of 1.7% and operational inefficiencies and product mix of 0.8%.

Selling general and administrative expense ("SG&A") was $8,573,000 for the three months ended March 31, 2024, compared to $9,668,000 for the three months ended March 31, 2023. Decreased SG&A expenses resulted primarily from lower bonus of $512,000, favorable foreign currency translation of $210,000 and lower labor and benefits costs of $117,000 .

Net interest expense totaled $82,000 for the three months ended March 31, 2024, compared to $356,000 for the three months ended March 31, 2023. Lower interest expense was primarily due to higher interest income from cash accumulation of $252,000.

Income tax expense for the three months ended March 31, 2024 is estimated to be $1,029,000, approximately 21.5% of income before income taxes. Income tax expense for the three months ended March 31, 2023 was estimated to be $1,919,000, approximately 24.7% of income before income taxes.

The Company recorded net income for the three months ended March 31, 2024 of $3,759,000 or $0.43 per basic and diluted share compared with net income of $5,852,000, or $0.69 per basic and $0.66 diluted share, for the three months ended March 31, 2023.

Comprehensive income totaled $3,465,000 for the three months ended March 31, 2024, compared to comprehensive income of $5,900,000 for the same period ended March 31, 2023. The decrease was primarily related to the decrease in net income of $2,093,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of March 31, 2024, the Company had outstanding foreign exchange contracts with notional amounts totaling $5,063,000. As of March 31, 2024, the Company had outstanding interest rate swaps with notional amounts totaling $22,917,000.

Cash provided by operating activities for the three months ended March 31, 2024 totaled $5,072,000. Net income of $3,759,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $3,292,000 and $739,000, respectively. Increased working capital decreased cash provided by operating activities by $2,504,000. Higher working capital was primarily related to changes in accrued liabilities and inventory offset by changes in in prepaid assets, accounts receivable and accounts payable.
Cash used in investing activities for the three months ended March 31, 2024 was $1,893,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $13,000,000 during 2024 on property, plant and equipment purchases for all of the Company's operations. At March 31, 2024, purchase commitments for capital expenditures in progress were $2,939,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the three months ended March 31, 2024 totaled $665,000, which consisted of the purchase of treasury stock of $343,000 in exchange for payment of taxes related to net shares settlements of equity awards and repayments of long-term debt of $322,000.
At March 31, 2024, the Company had $26,618,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of March 31, 2024, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
Management believes cash on hand, cash flow from operating activities and available borrowings under the Company's credit agreement will be sufficient to meet the Company's current liquidity needs.
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000, comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2024.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of March 31, 2024 and December 31, 2023, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 7.11% and 7.11% as of March 31, 2024 and December 31, 2023, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 7.11% and 7.11% as of March 31, 2024 and December 31, 2023, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2024 and December 31, 2023. The fair value of the interest rate swap was an asset of $797,000 and $524,000 at March 31, 2024 and December 31, 2023, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of March 31, 2024 or December 31, 2023.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of March 31, 2024 and December 31, 2023.
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
Item 1A. Risk Factors
There have been no material changes in Core Molding Technologies' risk factors from those previously disclosed in Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company repurchased 17,773 shares of our common stock during the three months ended March 31, 2024. All stock was purchased to satisfy tax withholding obligations upon exercise of stock appreciation rights. Details of the repurchases of our common stock during the three months ended March 31, 2024 are included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2024	—	—	—	—
February 1 to 29, 2024	—	—	—	—
March 1 to 31, 2024	17,773	$19.31	—	—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 7, 2024	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 7, 2024	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10(a)	Form Performance Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2023

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 7, 2024, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated May 7, 2024, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein