Form 10-Q
period 2024-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2024-08-06
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 5, 2024, the latest practicable date, 9,068,552 shares of the registrant’s common stock were issued, which includes 309,148 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$88,743	$97,725	$166,888	$197,232

Cost of sales	71,018	77,163	135,858	158,927

Gross margin	17,725	20,562	31,030	38,305

Selling, general and administrative expense	10,236	10,492	18,810	20,161

Operating income	7,489	10,070	12,220	18,144

Other income and expense
Net interest (income) expense	(38)	293	45	649
Net periodic post-retirement benefit	(138)	(52)	(276)	(105)
Total other (income) and expense	(176)	241	(231)	544

Income before taxes	7,665	9,829	12,451	17,600

Income tax expense	1,246	1,893	2,273	3,812

Net income	$6,419	$7,936	$10,178	$13,788

Net income per common share:
Basic	$0.74	$0.93	$1.17	$1.62
Diluted	$0.73	$0.91	$1.15	$1.59

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$6,419	$7,936	$10,178	$13,788

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(1,145)	620	(1,632)	1,107
Net tax benefit (expense)	241	(137)	347	(241)

Interest rate swaps:
Unrealized hedge gain	—	463	273	156
Net tax expense	—	(97)	(58)	(32)

Post-retirement benefit plan adjustments:
Amortization of net actuarial (gain) loss	(37)	5	(74)	11
Amortization of prior service credits	(124)	(124)	(248)	(248)
Net tax benefit	34	25	67	50

Comprehensive income	$5,388	$8,691	$8,853	$14,591
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$37,787	$24,104
Accounts receivable, net	46,988	41,711
Inventories, net	21,764	22,063
Foreign tax receivable	6,142	6,380
Prepaid expenses and other current assets	6,022	8,621
Total current assets	118,703	102,879

Right of use asset	2,812	3,802
Property, plant and equipment, net	79,725	81,185
Goodwill	17,376	17,376
Intangibles, net	5,224	6,017
Other non-current assets	1,857	2,118
Total Assets	$225,697	$213,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,780	$1,468
Accounts payable	29,458	23,958
Contract liability	5,886	5,204
Compensation and related benefits	8,153	10,498
Accrued other liabilities	6,749	5,058
Total current liabilities	52,026	46,186

Other non-current liabilities	2,812	3,759
Long-term debt	20,603	21,519
Post-retirement benefits liability	2,753	2,960
Total Liabilities	78,194	74,424
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,759,404 at June 30, 2024 and 8,655,384 at December 31, 2023	88	86
Paid-in capital	44,770	43,265
Accumulated other comprehensive income, net of income taxes	3,976	5,301
Treasury stock - at cost, 4,087,491 shares at June 30, 2024 and 3,992,152 shares at December 31, 2023	(33,578)	(31,768)
Retained earnings	132,247	122,069
Total Stockholders’ Equity	147,503	138,953
Total Liabilities and Stockholders’ Equity	$225,697	$213,377
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended June 30, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	8,420,340	84	41,073	3,101	(29,122)	107,597	122,733
Net income						7,936	7,936
Change in post-retirement benefits, net of tax of $25				(94)			(94)
Change in foreign currency hedge, net of tax of $137				483			483
Change in interest rate swaps, net of tax of $97				366			366
Purchase of treasury stock related to net settlement of equity awards	(94,579)				(1,884)		(1,884)
Exercise of SARs	27,330						—
Restricted stock vested	249,981	2					2
Share-based compensation			756				756
Balance at June 30, 2023	8,603,072	$86	$41,829	$3,856	$(31,006)	$115,533	$130,298
For the six months ended June 30, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						13,788	13,788
Change in post-retirement benefits, net of tax of $50				(187)			(187)
Change in foreign currency hedge, net of tax of $241				866			866
Change in interest rate swaps, net of tax of $32				124			124
Restricted stock vested	249,981	2					2
Exercise of SARs	31,332	—					—
Purchase of treasury stock related to net settlement of equity awards	(95,897)				(1,907)		(1,907)
Share-based compensation			1,487				1,487
Balance at June 30, 2023	8,603,072	$86	$41,829	$3,856	$(31,006)	$115,533	$130,298

For the three months ended June 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	8,697,641	87	44,004	5,007	(32,111)	125,828	142,815
Net income						6,419	6,419
Change in post-retirement benefits, net of tax of $34				(127)			(127)
Change in foreign currency hedge, net of tax of $241				(904)			(904)
Change in interest rate swaps, net of tax of $0				—			—
Restricted stock vested	139,329	1					1
Purchase of treasury stock related to net settlement of equity awards	(53,577)	—			(1,074)		(1,074)
Purchase of treasury stock	(23,989)	—			(393)		(393)
Share-based compensation			766				766
Balance at June 30, 2024	8,759,404	$88	$44,770	$3,976	$(33,578)	$132,247	$147,503

For the six months ended June 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						10,178	10,178
Change in post-retirement benefits, net of tax of $67				(255)			(255)
Change in foreign currency hedge, net of tax of $347				(1,285)			(1,285)
Change in interest rate swaps, net of tax of $58				215			215
Restricted stock vested	199,359	2					2
Purchase of treasury stock related to net settlement of equity awards	(71,350)	—			(1,417)		(1,417)
Purchase of treasury stock	(23,989)	—			(393)		(393)
Share-based compensation			1,505				1,505
Balance at June 30, 2024	8,759,404	$88	$44,770	$3,976	$(33,578)	$132,247	$147,503
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$10,178	$13,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,728	6,346
Loss on disposal of property, plant and equipment	231	80
Share-based compensation	1,505	1,487
Losses on foreign currency remeasurement	404	296
Change in operating assets and liabilities:
Accounts receivable	(5,277)	(6,107)
Inventories	299	(523)
Prepaid and other assets	613	(190)
Accounts payable	5,159	700
Accrued and other liabilities	1,631	3,492
Post-retirement benefits liability	(528)	(465)
Net cash provided by operating activities	20,943	18,904

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,805)	(4,511)
Net cash used in investing activities	(4,805)	(4,511)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(38,962)
Gross borrowings on revolving line of credit	—	37,098
Payments for taxes related to net share settlement of equity awards	(1,417)	(1,907)
Purchase of common shares	(393)	—
Payment of principal on term loans	(645)	(643)
Net cash used in financing activities	(2,455)	(4,414)

Net change in cash and cash equivalents	13,683	9,979

Cash and cash equivalents at beginning of period	24,104	4,183

Cash and cash equivalents at end of period	$37,787	$14,162

Cash paid for:
Interest	$538	$653
Income taxes	$1,230	$3,347
Non-cash investing activities:
Fixed asset purchases in accounts payable	$157	$848
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2024, and the results of operations and cash flows for the six months ended June 30, 2024. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $37,787,000 cash on hand at June 30, 2024 and had $24,104,000 cash on hand at December 31, 2023.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for credit losses is needed at June 30, 2024 and none is needed at December 31, 2023. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $211,000 at June 30, 2024 and $138,000 at December 31, 2023. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $658,000 at June 30, 2024 and $671,000 at December 31, 2023.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $123,000 at June 30, 2024, and $77,000 at December 31, 2023. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the six months ended June 30, 2024 and June 30, 2023 the Company recognized no impairments on contract assets. For the six months ended June 30, 2024, the Company recognized $2,551,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2023.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the six months ended June 30, 2024 and 2023, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the six months ended June 30, 2024 and 2023, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2024 and December 31, 2023 of $985,000 and $988,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $2,609,000 at June 30, 2024 and $3,116,000 at December 31, 2023.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

4. NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock appreciation rights and restricted stock under the treasury stock method.
On May 13, 2021, the Company's stockholders approved the 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan provides restricted stock award recipients voting rights equivalent to the Company's common stock and accrual of dividends but not receipt of dividends until all conditions or restrictions related to such award have been satisfied. Accordingly, the restricted shares are not considered participating shares. The 2006 Plan provides restricted stock award recipients voting rights equivalent to the Company’s common stock and accrual and receipt of dividends irrespective of any conditions or restrictions related to such award being satisfied. Accordingly, the restricted shares granted from the 2006 Plan are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share.
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$6,419	$7,936	$10,178	$13,788
Less: net income allocated to participating securities	—	57	—	110
Net income available to common stockholders	$6,419	$7,879	$10,178	$13,678

Weighted average common shares outstanding — basic	8,711	8,500	8,705	8,460
Effect of weighted average dilutive securities	62	130	114	164
Weighted average common and potentially issuable common shares outstanding — diluted	8,773	8,630	8,819	8,624

Basic net income per common share	$0.74	$0.93	$1.17	$1.62
Diluted net income per common share	$0.73	$0.91	$1.15	$1.59
The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income allocated to participating securities	$—	$57	$—	$110

Weighted average participating shares outstanding — basic	—	61		68
Effect of dilutive securities	—	—	—	—
Weighted average common and potentially issuable common shares outstanding — diluted	—	61	—	68

Basic net income per participating share	$—	$0.93	$—	$1.62
Diluted net income per participating share	$—	$0.93	$—	$1.62

5. MAJOR CUSTOMERS
The Company had six major customers during the six months ended June 30, 2024, BRP, Inc. ("BRP"), Navistar, Inc. ("Navistar"), PACCAR, Inc. ("PACCAR"), Universal Forest Products, Inc. ("UFP"), Volvo Group North America, LLC ("Volvo") and Yamaha Motor Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
BRP product sales	$9,268	$12,457	$16,825	$24,601
BRP tooling sales	115	157	229	738
Total BRP sales	9,383	12,614	17,054	25,339

Navistar product sales	18,209	17,751	32,638	37,012
Navistar tooling sales	60	—	220	185
Total Navistar sales	18,269	17,751	32,858	37,197

PACCAR product sales	10,610	8,721	20,559	18,922
PACCAR tooling sales	120	662	366	730
Total PACCAR sales	10,730	9,383	20,925	19,652

UFP product sales	4,962	9,157	11,237	19,932
UFP tooling sales	—	—	—	—
Total UFP sales	4,962	9,157	11,237	19,932

Volvo product sales	13,505	15,362	26,225	30,971
Volvo tooling sales	—	755	—	799
Total Volvo sales	13,505	16,117	26,225	31,770

Yamaha product sales	8,752	8,468	17,334	16,356
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	8,752	8,468	17,334	16,356

Other product sales	18,650	23,787	34,969	46,246
Other tooling sales	4,492	448	6,286	740
Total other sales	23,142	24,235	41,255	46,986

Total product sales	83,956	95,703	159,787	194,040
Total tooling sales	4,787	2,022	7,101	3,192
Total sales	$88,743	$97,725	$166,888	$197,232

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$14,598	$13,068
Work in process	2,364	2,649
Finished goods	4,802	6,346
Total	$21,764	$22,063
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
The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$531	$436	$1,069	$863
Short-term lease cost	$364	$496	$822	$965
Total net lease cost	$895	$932	$1,891	$1,828
Other supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right of use assets	$2,812	$3,802

Current operating lease liabilities(A)	$1,518	$1,981
Noncurrent operating lease liabilities(B)	1,276	1,828
Total operating lease liabilities	$2,794	$3,809

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.

8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	June 30, 2024	December 31, 2023
Property, plant and equipment	$213,661	$209,333
Accumulated depreciation	(133,936)	(128,148)
Property, plant and equipment — net	$79,725	$81,185
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended June 30, 2024 and 2023 was $2,914,000 and $2,521,000, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $5,787,000 and $5,499,000, respectively. Amounts invested in capital additions in progress were $3,335,000 and $2,264,000 at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, purchase commitments for capital expenditures in progress were $3,550,000 and $1,100,000, respectively.
9. GOODWILL AND INTANGIBLES
Goodwill activity for the six months ended June 30, 2024 consisted of the following (in thousands):

Balance at December 31, 2023	$17,376
Additions	—
Impairment	—
Balance at June 30, 2024	$17,376
Intangibles, net at June 30, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(96)	$154
Trademarks	10 Years	1,610	(1,040)	570
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(4,077)	343
Customer relationships	10-12 Years	9,330	(5,173)	4,157
Total		$17,420	$(12,196)	$5,224
Intangibles, net at December 31, 2023 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(88)	$162
Trademarks	10 Years	1,610	(959)	651
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(3,762)	658
Customer relationships	10-12 Years	9,330	(4,784)	4,546
Total		$17,420	$(11,403)	$6,017
The aggregate intangible asset amortization expense was $393,000 and $396,000 for the three months ended June 30, 2024 and 2023, respectively. The aggregate intangible amortization expense was $793,000 and $809,000 for the six months ended June 30, 2024 and 2023, respectively.

10. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Pension expense:
Multi-employer plan	$211	$274	$425	$513
Defined contribution plan	432	441	938	969
Total pension expense	643	715	1,363	1,482
Health and life insurance:
Interest cost	23	67	46	132
Amortization of prior service credits	(124)	(124)	(248)	(248)
Amortization of net loss	(37)	5	(74)	11
Net periodic benefit credit	(138)	(52)	(276)	(105)
Total post-retirement benefits expense	$505	$663	$1,087	$1,377
The Company made payments of $1,655,000 to pension plans and $553,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2024. For the remainder of 2024, the Company expects to make approximately $953,000 of pension plan payments, of which $104,000 was accrued at June 30, 2024. The Company also expects to make approximately $104,000 of post-retirement healthcare and life insurance payments for the remainder of 2024, all of which were accrued at June 30, 2024.
11. DEBT
Debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Huntington term loans payable	22,604	23,230
Leaf Capital term loan payable	29	48
Total	22,633	23,278
Less deferred loan costs	(250)	(291)
Less current portion	(1,780)	(1,468)
Long-term debt	$20,603	$21,519

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of June 30, 2024.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of June 30, 2024 and December 31, 2023. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of June 30, 2024 and December 31, 2023.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 7.14% and 7.11% as of June 30, 2024 and December 31, 2023, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 all of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 7.14% and 7.11% as of June 30, 2024 and December 31, 2023, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of June 30, 2024 and December 31, 2023. The fair value of the interest rate swap was an asset of $797,000 and $524,000 at June 30, 2024 and December 31, 2023, respectively.

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
At June 30, 2024, the Company had a net deferred tax asset of $1,595,000 related to tax positions in Mexico and deferred tax liabilities of $1,182,000 and $43,000 related to tax positions in the United States and Canada. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of June 30, 2024, the Company had a valuation allowance of $1,530,000, against the deferred tax asset related to local tax positions in the Unites States, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian, Mexican, and federal United States tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the six months ended June 30, 2024 is estimated to be $2,273,000, approximately 18.3% of income before income taxes. Income tax expense for the six months ended June 30, 2023 was estimated to be $3,812,000, approximately 21.7% of income before income taxes.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is subject to federal income tax examinations for tax years 2014 through 2017 but the scope of examination is limited to adjustments resulting from Net Operating Loss carry back claims from the 2019, and 2020 tax years. The Company is subject to federal income tax examinations for years 2020 through 2023 with unlimited scope. The Company is not subject to state income tax examinations for years before 2020. The Company is not subject to Mexican income tax examinations by Mexican authorities for the years before 2018 and is not subject to Canadian income tax examinations by Canadian authorities for the years before 2019.
13. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and, on May 14, 2024, the Company’s stockholders approved an amendment to the 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”). The 2021 Plan replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,094,823 shares for issuance. At June 30, 2024, 322,498 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

Awards under the 2021 Plan vest over one to three years and shares previously awarded and currently unvested under the 2006 Plan vest over three years. Shares granted under the 2021 Plans vest immediately upon the date of a participant’s death, disability or change in control.

The Company follows the provisions of FASB ASC 718 requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

During the six months ended June 30, 2024 employees withheld 71,350 shares of the Company's common stock to satisfy income withholding obligations in connection with the vesting of restricted awards, and in the same period in 2023 the Company withheld 95,897 shares.
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

The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	373,583	$12.81
Granted	94,704	19.18
Vested	(199,359)	13.22
Forfeited	—	—
Unvested balance at June 30, 2024	268,928	$15.49
At June 30, 2024 and 2023, there was $3,471,000 and $4,398,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at June 30, 2024 is expected to be recognized over the weighted-average period of 1.9 years. Total compensation cost related to Restricted Stock grants for the three months ended June 30, 2024 and 2023 was $705,000 and $741,000, respectively. Total compensation cost related to Restricted Stock grants for the six months ended June 30, 2024 and 2023 was $1,413,000 and $1,466,000 all of which was recorded to selling, general and administrative expense.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	11,737	$15.98
Granted	28,483	19.18
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2024	40,220	$18.24
At June 30, 2024 and 2023, there was $590,000 and $167,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at June 30, 2024 is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended June 30, 2024 and 2023 was $61,000 and $15,000, respectively. Total compensation cost related to Performance Restricted Stock grants for the six months ended June 30, 2024 and 2023 was $92,000 and $21,000, respectively all of which was recorded to selling, general and administrative expense.
Stock Repurchase Plan
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 23,989 shares repurchased under the repurchase program during the three months ended June 30, 2024, totaling $393,000.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2024 and December 31, 2023 approximate fair value due to the short-term maturities of these financial instruments. As of June 30, 2024 and December 31, 2023, the carrying amounts of the Huntington Term Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at June 30, 2024 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of June 30, 2024, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $36,759,000 and $9,195,000 as of June 30, 2024 and December 31, 2023, respectively.

Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 11, "Debt", for additional information. The notional contract value of the interest rate swap was $22,604,000 and $23,229,000 as of June 30, 2024 and December 31,2023, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments June 30, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$1,002
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$537	Accrued other liabilities	$—
	Other non-current assets	$260	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$620	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$419	Accrued other liabilities	$—
	Other non-current assets	$105	Other non-current liabilities	$—
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended June 30, 2024 and 2023 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2024	2023		2024	2023
Foreign exchange contracts	$(1,153)	$1,366	Cost of goods sold	$(7)	$679
			Selling, general and administrative expense	$(1)	$67
Interest rate swaps	$136	$585	Interest expense	$136	$122
The following tables summarize the amount of unrealized and realized gain (loss) recognized in AOCI for the six months ended June 30, 2024 and 2023 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2024	2023		2024	2023
Foreign exchange contracts	$(1,216)	$1,985	Cost of goods sold	$354	$799
			Selling, general and administrative expense	$62	$79
Interest rate swaps	$547	$373	Interest expense	$274	$217
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the six months ended June 30, 2024 and 2023 (in thousands):

2023:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2023:
Balance at December 31, 2022	$546	$2,507	$3,053
Other comprehensive income before reclassifications	2,358	—	2,358
Amounts reclassified from accumulated other comprehensive income	(1,095)	(237)	(1,332)
Income tax benefit (expense)	(273)	50	(223)
Balance at June 30, 2023	$1,536	$2,320	$3,856

2024:
Balance at December 31, 2023	$901	$4,400	$5,301
Other comprehensive income before reclassifications	(669)	—	(669)
Amounts reclassified from accumulated other comprehensive income	(690)	(322)	(1,012)
Income tax benefit	289	67	356
Balance at June 30, 2024	$(169)	$4,145	$3,976
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
•cybersecurity incidents or other similar disruptions impacting Core Molding Technologies or significant customers and/or suppliers; and
•other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2023.
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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, anticipated price changes, as well as anticipated new program launches, offset by current programs that we expect to begin to ramp down in the second half of 2024 as further described below, the Company expects revenues for calendar year 2024 to decrease by approximately 10 to 15 percent as compared to 2023. Additional factors contributing to our anticipated 2024 revenue outlook include an expected cyclical demand slowdown, decreased customer inventory builds due to stabilizing inventory levels as well as a consumer demand environment that is more consistent with pre-pandemic levels. Due to seasonality shifts and product mix changes the Company anticipates the first half and second half of 2024 percentage revenue decreases to be at similar levels.

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

The Company’s raw material supply chains remain stable, and the Company anticipates raw material pricing in 2024 to remain flat or slightly lower as compared to 2023. Labor markets have also stabilized, although at higher cost levels over the past several years. The Company does not anticipate challenges in hiring hourly labor, although management believes wage pressure will continue primarily in Mexico.

Results of Operations

Three Months Ended June 30, 2024, as Compared to Three Months Ended June 30, 2023
Net sales for the three months ended June 30, 2024 and 2023 totaled $88,743,000 and $97,725,000, respectively. Included in net sales were tooling project sales of $4,787,000 and $2,022,000 for the three months ended June 30, 2024 and 2023, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended June 30, 2024 were $83,956,000 compared to $95,703,000 for the same period in 2023. The decrease in sales is primarily the result of lower demand across most industries. The Company's product sales for the three months ended June 30, 2024 compared to the same period in 2023 by market are as follows (in thousands):

	Three months ended June 30,
	2024	2023
Medium and heavy-duty truck	$46,841	$45,193
Power sports	20,902	23,878
Building products	5,429	10,691
Industrial and utilities	4,175	6,622
All other	6,609	9,319
Net product revenue	$83,956	$95,703

Gross margin was 20.0% and 21.0% of sales for the three months ended June 30, 2024 and 2023, respectively. Gross margin compared to last year was unfavorably impacted by lower fixed cost leverage of 1.2% and operational inefficiencies and product mix of 0.5%, offset by net changes in selling price and raw material costs of 0.7%.

Selling general and administrative expense ("SG&A") was $10,236,000 for the three months ended June 30, 2024, compared to $10,492,000 for the three months ended June 30, 2023. Decreased SG&A expenses resulted primarily from lower bonus and labor and benefits of $650,000, offset by unfavorable foreign currency translation of $478,000.

Net interest income totaled $38,000 for the three months ended June 30, 2024, compared to net interest expense of $293,000 for the three months ended June 30, 2023. Lower net interest expense was primarily due to higher interest income of $340,000 from cash accumulation.

Income tax expense for the three months ended June 30, 2024 is estimated to be $1,246,000, approximately 16.3% of income before income taxes. Income tax expense for the three months ended June 30, 2023 was estimated to be $1,893,000, approximately 19.3% of income before income taxes. The company's effective tax rate reflects the effects of taxable income being generated in lower tax rate jurisdictions and Foreign-Derived Intangible Income rate utilization throughout the quarter.

The Company recorded net income for the three months ended June 30, 2024 of $6,419,000 or $0.74 per basic and $0.73 diluted share compared with net income of $7,936,000, or $0.93 per basic and $0.91 diluted share, for the three months ended June 30, 2023.

Comprehensive income totaled $5,388,000 for the three months ended June 30, 2024, compared to comprehensive income of $8,691,000 for the same period ended June 30, 2023. The decrease was primarily related to the decrease in net income of $1,517,000 and decrease in valuation of foreign currency hedging of $1,386,000.

Six Months Ended June 30, 2024, as Compared to Six Months Ended June 30, 2023
Net sales for the six months ended June 30, 2024 and 2023 totaled $166,888,000 and $197,232,000, respectively. Included in net sales were tooling project sales of $7,101,000 and $3,192,000 for the six months ended June 30, 2024 and 2023, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the six months ended June 30, 2024 were $159,787,000 compared to $194,040,000 for the same period in 2023. The decrease in sales is primarily the result of lower demand across most industries. The Company's product sales for the six months ended June 30, 2024 compared to the same period in 2023 by market are as follows (in thousands):

	Six months ended June 30,
	2024	2023
Medium and heavy-duty truck	$88,350	$94,709
Power sports	39,761	45,914
Building products	11,974	22,478
Industrial and utilities	7,521	13,052
All other	12,181	17,887
Net product revenue	$159,787	$194,040

Gross margin was approximately 18.6% of sales for the six months ended June 30, 2024, compared with 19.4% for the same period in 2023. The gross margin percentage decrease was due to lower fixed cost leverage of 1.4%, operational inefficiencies and product mix of 0.7%, offset by net changes in selling price and raw material costs of 1.3% .

SG&A was $18,810,000 for the six months ended June 30, 2024, compared to SG&A costs of $20,161,000 for the same period in 2023. Decreased SG&A expenses resulted primarily from lower bonus and labor and benefits of $1,323,000.

Net interest expense totaled $45,000 for the six months ended June 30, 2024, compared to net interest expense of $649,000 for the same period in 2023. Lower interest expense was primarily due to higher interest income of $592,000 from cash accumulation.

Income tax expense for the six months ended June 30, 2024 is estimated to be $2,273,000, approximately 18.3% of income before income taxes, and includes tax expense in United States, Canadian and Mexican tax jurisdictions. The Company recognized a tax benefit of $274,000 related to the difference in grant price and vest price for stock awards that vested during the six months ended June 30, 2024. Income tax expense for the same period in 2023 was estimated to be $3,812,000, approximately 21.7% of income before income taxes, and includes tax expense in United States, Canadian and Mexican tax jurisdictions. The Company recognized a tax benefit of $535,000 related to the difference in grant price and vest price for stock awards that vested during the six months June 30, 2023. The company's effective tax rate reflects the effects of taxable income being generated in lower tax rate jurisdictions and Foreign-Derived Intangible Income rate utilization throughout the year.

The Company recorded net income for the six months ended June 30, 2024 of $10,178,000 or $1.17 per basic share and $1.15 per diluted share, compared with net income of $13,788,000, or $1.62 per basic and $1.59 diluted share, for the same period in 2023.

Comprehensive income totaled $8,853,000 for the six months ended June 30, 2024, compared to comprehensive income of $14,591,000 for the same period in 2023. The decrease was related to the decrease in net income of $3,610,000 and a decrease in valuation of foreign currency hedging of $2,151,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of June 30, 2024, the Company had outstanding foreign exchange contracts with notional amounts totaling $36,759,000. As of June 30, 2024, the Company had outstanding interest rate swaps with notional amounts totaling $22,604,000.

Cash provided by operating activities for the six months ended June 30, 2024 totaled $20,943,000. Net income of $10,178,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $6,728,000 and $1,505,000, respectively. Decreased working capital increased cash provided by operating activities by $1,897,000.
Cash used in investing activities for the six months ended June 30, 2024 was $4,805,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $13,000,000 during 2024 on property, plant and equipment purchases for all of the Company's operations. At June 30, 2024, purchase commitments for capital expenditures in progress were $3,550,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the six months ended June 30, 2024 totaled $2,455,000, which consisted of the purchase of treasury stock of $1,417,000 in exchange for payment of taxes related to net shares settlements of equity awards, repayments of long-term debt of $645,000 and purchase of treasury stock of $393,000.
At June 30, 2024, the Company had $37,787,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of June 30, 2024, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of June 30, 2024.

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

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of June 30, 2024 and December 31, 2023, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 7.14% and 7.11% as of June 30, 2024 and December 31, 2023, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 7.14% and 7.11% as of June 30, 2024 and December 31, 2023, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2024 and December 31, 2023. The fair value of the interest rate swap was an asset of $797,000 and $524,000 at June 30, 2024 and December 31, 2023, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of June 30, 2024 or December 31, 2023.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of June 30, 2024 and December 31, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company repurchased a total of 77,566 shares of the Company’s common stock during the three months ended June 30, 2024. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs(1)
April 1 to 30, 2024	—	—	—	$7,500,000
May 1 to 31, 2024	53,577(2)	$20.05	—	$7,500,000
June 1 to 30, 2024	23,989	$16.41	23,989	$7,106,000
Total	77,566	—	23,989	$7,106,000

1.On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The Company repurchased 23,989 shares of the Company’s common stock under the stock repurchase program during the three months ended June 30, 2024.
2.Represents shares of the Company’s common stock withheld to satisfy income withholding obligations in connection with the vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 6, 2024	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	August 6, 2024	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)(1)	Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on October 8, 1996	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(2)	Certificate of Amendment of Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on November 6, 1996	Incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-8 (Registration No. 333-29203)

3(a)(3)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on August 28, 2002	Incorporated by reference to Exhibit 3(a)(4) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

3(a)(4)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock as filed with the Secretary of State of Delaware on April 21, 2020	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2020

3(a)(5)	Certificate of Elimination of the Series A Junior Participant Preferred Stock as filed with the Delaware Sec. of State on April 1, 2021	Incorporated by reference to Exhibit 3(a)(5) to Form 8-K filed April 6, 2021

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10(a)	Form Performance Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2023

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated August 6, 2024, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated August 6, 2024, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein