Form 10-Q
period 2024-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2024-11-05
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 4, 2024, the latest practicable date, 8,955,360 shares of the registrant’s common stock were issued, which includes 304,795 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$72,992	$86,728	$239,880	$283,961

Cost of sales	60,647	71,450	196,505	230,380

Gross margin	12,345	15,278	43,375	53,581

Selling, general and administrative expense	8,740	9,403	27,550	29,562

Operating income	3,605	5,875	15,825	24,019

Other income and expense
Net interest (income) expense	(144)	187	(99)	836
Net periodic post-retirement benefit	(138)	(52)	(414)	(157)
Total other (income) and expense	(282)	135	(513)	679

Income before taxes	3,887	5,740	16,338	23,340

Income tax expense	727	1,386	3,000	5,198

Net income	$3,160	$4,354	$13,338	$18,142

Net income per common share:
Basic	$0.36	$0.50	$1.53	$2.13
Diluted	$0.36	$0.49	$1.51	$2.08

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$3,160	$4,354	$13,338	$18,142

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(1,040)	(898)	(2,672)	208
Net tax benefit (expense)	216	192	563	(50)

Interest rate swaps:
Unrealized hedge gain (loss)	(558)	209	(285)	366
Net tax benefit (expense)	116	(44)	58	(76)

Post-retirement benefit plan adjustments:
Amortization of net actuarial (gain) loss	(37)	6	(111)	18
Amortization of prior service credits	(124)	(124)	(372)	(372)
Net tax benefit	34	25	101	75

Comprehensive income	$1,767	$3,720	$10,620	$18,311
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$42,348	$24,104
Accounts receivable, net	36,777	41,711
Inventories, net	20,687	22,063
Foreign tax receivable	5,996	6,380
Prepaid expenses and other current assets	9,690	8,621
Total current assets	115,498	102,879

Right of use asset	2,314	3,802
Property, plant and equipment, net	79,171	81,185
Goodwill	17,376	17,376
Intangibles, net	4,827	6,017
Other non-current assets	1,465	2,118
Total Assets	$220,651	$213,377

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,814	$1,468
Accounts payable	25,011	23,958
Contract liability	4,695	5,204
Compensation and related benefits	7,779	10,498
Accrued other liabilities	8,582	5,058
Total current liabilities	47,881	46,186

Other non-current liabilities	2,191	3,759
Long-term debt	20,164	21,519
Post-retirement benefits liability	2,575	2,960
Total Liabilities	72,811	74,424
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,650,565 at September 30, 2024 and 8,655,384 at December 31, 2023	87	86
Paid-in capital	45,332	43,265
Accumulated other comprehensive income, net of income taxes	2,583	5,301
Treasury stock - at cost, 4,200,683 shares at September 30, 2024 and 3,992,152 shares at December 31, 2023	(35,569)	(31,768)
Retained earnings	135,407	122,069
Total Stockholders’ Equity	147,840	138,953
Total Liabilities and Stockholders’ Equity	$220,651	$213,377
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended September 30, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	8,603,072	86	41,829	3,856	(31,006)	115,533	130,298
Net income						4,354	4,354
Change in post-retirement benefits, net of tax of $25				(93)			(93)
Change in foreign currency hedge, net of tax of $192				(706)			(706)
Change in interest rate swaps, net of tax of $44				165			165
Restricted stock vested	12,807						—
Purchase of treasury stock related to net settlement of equity awards	(29,804)				(762)		(762)
Exercise of SARs	69,309						—
Share-based compensation			736				736
Balance at September 30, 2023	8,655,384	$86	$42,565	$3,222	$(31,768)	$119,887	$133,992
For the nine months ended September 30, 2023:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						18,142	18,142
Change in post-retirement benefits, net of tax of $75				(279)			(279)
Change in foreign currency hedge, net of tax of $50				158			158
Change in interest rate swaps, net of tax of $76				290			290
Restricted stock vested	262,788	2					2
Purchase of treasury stock related to net settlement of equity awards	(125,701)	(1)			(2,669)		(2,670)
Exercise of SARs	100,641	1					1
Share-based compensation			2,223				2,223
Balance at September 30, 2023	8,655,384	$86	$42,565	$3,222	$(31,768)	$119,887	$133,992

For the three months ended September 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	8,759,404	88	44,770	3,976	(33,578)	132,247	147,503
Net income						3,160	3,160
Change in post-retirement benefits, net of tax of $34				(127)			(127)
Change in foreign currency hedge, net of tax of $216				(824)			(824)
Change in interest rate swaps, net of tax of $116				(442)			(442)
Restricted stock vested	4,353	—					—
Purchase of treasury stock related to net settlement of equity awards	(1,308)	—			(21)		(21)
Purchase of treasury stock	(111,884)	(1)			(1,970)		(1,971)
Share-based compensation			562				562
Balance at September 30, 2024	8,650,565	$87	$45,332	$2,583	$(35,569)	$135,407	$147,840

For the nine months ended September 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						13,338	13,338
Change in post-retirement benefits, net of tax of $101				(382)			(382)
Change in foreign currency hedge, net of tax of $563				(2,109)			(2,109)
Change in interest rate swaps, net of tax of $58				(227)			(227)
Restricted stock vested	203,712	2					2
Purchase of treasury stock related to net settlement of equity awards	(72,658)	—			(1,438)		(1,438)
Purchase of treasury stock	(135,873)	(1)			(2,363)		(2,364)
Share-based compensation			2,067				2,067
Balance at September 30, 2024	8,650,565	$87	$45,332	$2,583	$(35,569)	$135,407	$147,840
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$13,338	$18,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,018	9,575
Loss on disposal of property, plant and equipment	241	80
Share-based compensation	2,067	2,223
Losses on foreign currency remeasurement	1,306	202
Change in operating assets and liabilities:
Accounts receivable	4,934	(1,677)
Inventories	1,376	(1,117)
Prepaid and other assets	(2,037)	(4,474)
Accounts payable	(270)	(414)
Accrued and other liabilities	56	4,340
Post-retirement benefits liability	(867)	(731)
Net cash provided by operating activities	30,162	26,149

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,045)	(6,803)
Net cash used in investing activities	(7,045)	(6,803)

Cash flows from financing activities:
Gross repayments on revolving line of credit	—	(38,962)
Gross borrowings on revolving line of credit	—	37,098
Payments for taxes related to net share settlement of equity awards	(1,439)	(2,669)
Purchase of common shares	(2,363)	—
Payment of principal on term loans	(1,071)	(961)
Net cash used in financing activities	(4,873)	(5,494)

Net change in cash and cash equivalents	18,244	13,852

Cash and cash equivalents at beginning of period	24,104	4,183

Cash and cash equivalents at end of period	$42,348	$18,035

Cash paid for:
Interest	$788	$939
Income taxes	$1,633	$4,518
Non-cash investing activities:
Fixed asset purchases in accounts payable	$245	$848
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2024, and the results of operations and cash flows for the nine months ended September 30, 2024. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, should be read in conjunction with these consolidated financial statements.
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

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in three banks in three separate jurisdictions. The Company had $42,348,000 cash on hand at September 30, 2024 and had $24,104,000 cash on hand at December 31, 2023.
Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for credit losses is needed at September 30, 2024 and none is needed at December 31, 2023. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $229,000 at September 30, 2024 and $138,000 at December 31, 2023. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $673,000 at September 30, 2024 and $671,000 at December 31, 2023.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $4,555,000 at September 30, 2024, and $77,000 at December 31, 2023. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the nine months ended September 30, 2024 and September 30, 2023 the Company recognized no impairments on contract assets. For the nine months ended September 30, 2024, the Company recognized $3,902,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2023.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the nine months ended September 30, 2024 and 2023, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the nine months ended September 30, 2024 and 2023, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2024 and December 31, 2023 of $1,057,000 and $988,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 10, "Post-Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $2,731,000 at September 30, 2024 and $3,116,000 at December 31, 2023.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As this accounting standard only impacts disclosure, it will not have a material impact on the Company's Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. As this accounting standard only impacts disclosure, it will not have a material impact on the Company's Consolidated Financial Statements.

4. NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed similarly but includes the effect of the assumed exercise of dilutive stock appreciation rights and restricted stock under the treasury stock method.
The computation of basic and diluted net income per common share (in thousands, except for per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$3,160	$4,354	$13,338	$18,142

Weighted average common shares outstanding — basic	8,716	8,623	8,709	8,515
Effect of weighted average dilutive securities	77	219	103	201
Weighted average common and potentially issuable common shares outstanding — diluted	8,793	8,842	8,812	8,716

Basic net income per common share	$0.36	$0.50	$1.53	$2.13
Diluted net income per common share	$0.36	$0.49	$1.51	$2.08

5. MAJOR CUSTOMERS
The Company had five major customers during the nine months ended September 30, 2024, BRP, Inc. ("BRP"), Navistar, Inc. ("Navistar"), PACCAR, Inc. ("PACCAR"), Volvo Group North America, LLC ("Volvo") and Yamaha Motor Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
BRP product sales	$6,677	$9,169	$23,502	$33,770
BRP tooling sales	153	3,502	382	4,240
Total BRP sales	6,830	12,671	23,884	38,010

Navistar product sales	17,294	18,612	49,932	55,625
Navistar tooling sales	430	426	650	612
Total Navistar sales	17,724	19,038	50,582	56,237

PACCAR product sales	8,691	9,238	29,250	28,160
PACCAR tooling sales	57	59	423	789
Total PACCAR sales	8,748	9,297	29,673	28,949

Volvo product sales	10,262	13,102	36,487	44,073
Volvo tooling sales	—	—	—	799
Total Volvo sales	10,262	13,102	36,487	44,872

Yamaha product sales	8,360	7,060	25,694	23,417
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	8,360	7,060	25,694	23,417

Other product sales	19,974	23,715	66,180	89,888
Other tooling sales	1,094	1,845	7,380	2,588
Total other sales	21,068	25,560	73,560	92,476

Total product sales	71,258	80,896	231,045	274,933
Total tooling sales	1,734	5,832	8,835	9,028
Total sales	$72,992	$86,728	$239,880	$283,961

6. INVENTORY
Inventories, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$13,843	$13,068
Work in process	2,295	2,649
Finished goods	4,549	6,346
Total	$20,687	$22,063
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
The Company used the applicable incremental borrowing rate to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on baseline rates and adjusted by the credit spreads commensurate with the Company’s secured borrowing rate. At each reporting period when there is a new lease initiated, the Company will utilize its incremental borrowing rate to perform lease classification tests on lease components and to measure ROU assets and lease liabilities.
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$524	$497	$1,593	$1,360
Short-term lease cost	$499	$474	$1,321	$1,440
Total net lease cost	$1,023	$971	$2,914	$2,800
Other supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right of use assets	$2,314	$3,802

Current operating lease liabilities(A)	$1,285	$1,981
Noncurrent operating lease liabilities(B)	1,020	1,828
Total operating lease liabilities	$2,305	$3,809

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.

8. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	September 30, 2024	December 31, 2023
Property, plant and equipment	$215,942	$209,333
Accumulated depreciation	(136,771)	(128,148)
Property, plant and equipment — net	$79,171	$81,185
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended September 30, 2024 and 2023 was $2,979,000 and $2,812,000, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $8,766,000 and $8,311,000, respectively. Amounts invested in capital additions in progress were $3,701,000 and $2,264,000 at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, purchase commitments for capital expenditures in progress were $3,184,000 and $1,100,000, respectively.
9. GOODWILL AND INTANGIBLES
Goodwill activity for the nine months ended September 30, 2024 consisted of the following (in thousands):

Balance at December 31, 2023	$17,376
Additions	—
Impairment	—
Balance at September 30, 2024	$17,376
Intangibles, net at September 30, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(96)	$154
Trademarks	10 Years	1,610	(1,080)	530
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(4,235)	185
Customer relationships	10-12 Years	9,330	(5,372)	3,958
Total		$17,420	$(12,593)	$4,827
Intangibles, net at December 31, 2023 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(88)	$162
Trademarks	10 Years	1,610	(959)	651
Non-competition agreement	5 Years	1,810	(1,810)	—
Developed technology	7 Years	4,420	(3,762)	658
Customer relationships	10-12 Years	9,330	(4,784)	4,546
Total		$17,420	$(11,403)	$6,017
The aggregate intangible asset amortization expense was $397,000 and $396,000 for the three months ended September 30, 2024 and 2023, respectively. The aggregate intangible amortization expense was $1,190,000 and $1,205,000 for the nine months ended September 30, 2024 and 2023, respectively.

10. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Pension expense:
Multi-employer plan	$199	$221	$624	$734
Defined contribution plan	459	471	1,397	1,440
Total pension expense	658	692	2,021	2,174
Health and life insurance:
Interest cost	23	66	69	197
Amortization of prior service credits	(124)	(124)	(372)	(372)
Amortization of net loss (gain)	(37)	6	(111)	18
Net periodic benefit credit	(138)	(52)	(414)	(157)
Total post-retirement benefits expense	$520	$640	$1,607	$2,017
The Company made payments of $2,156,000 to pension plans and $455,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2024. For the remainder of 2024, the Company expects to make approximately $479,000 of pension plan payments, of which $93,000 was accrued at September 30, 2024. The Company also expects to make approximately $93,000 of post-retirement healthcare and life insurance payments for the remainder of 2024, all of which were accrued at September 30, 2024.
11. DEBT
Debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023

Huntington term loans payable	22,187	23,230
Leaf Capital term loan payable	20	48
Total	22,207	23,278
Less deferred loan costs	(229)	(291)
Less current portion	(1,814)	(1,468)
Long-term debt	$20,164	$21,519

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2024.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of September 30, 2024 and December 31, 2023. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of September 30, 2024 and December 31, 2023.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.85% and 7.11% as of September 30, 2024 and December 31, 2023, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 all of which was advanced to the Company on July 22, 2022. The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.85% and 7.11% as of September 30, 2024 and December 31, 2023, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of September 30, 2024 and December 31, 2023. The fair value of the interest rate swap was an asset of $237,000 and $524,000 at September 30, 2024 and December 31, 2023, respectively.

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
At September 30, 2024, the Company had a net deferred tax asset of $1,595,000 related to tax positions in Mexico and deferred tax liabilities of $1,182,000 and $43,000 related to tax positions in the United States and Canada. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of September 30, 2024, the Company had a valuation allowance of $1,530,000, against the deferred tax asset related to local tax positions in the Unites States, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Canadian, Mexican, and federal United States tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the nine months ended September 30, 2024 is estimated to be $3,000,000, approximately 18.4% of income before income taxes. Income tax expense for the nine months ended September 30, 2023 was estimated to be $5,198,000, approximately 22.3% of income before income taxes.
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
13. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and, on May 14, 2024, the Company’s stockholders approved an amendment to the 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”). The 2021 Plan replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,094,823 shares for issuance. At September 30, 2024, 322,498 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

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

During the nine months ended September 30, 2024 employees withheld 72,658 shares of the Company's common stock to satisfy income withholding obligations in connection with the vesting of restricted awards, and in the same period in 2023 the Company withheld 125,701 shares.
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
The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	373,583	$12.81
Granted	94,704	19.18
Vested	(203,712)	13.16
Forfeited	—	—
Unvested balance at September 30, 2024	264,575	$15.49
At September 30, 2024 and 2023, there was $2,907,000 and $3,676,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at September 30, 2024 is expected to be recognized over the weighted-average period of 1.7 years. Total compensation cost related to Restricted Stock grants for the three months ended September 30, 2024 and 2023 was $501,000 and $721,000, respectively. Total compensation cost related to Restricted Stock grants for the nine months ended September 30, 2024 and 2023 was $1,914,000 and $2,187,000 all of which was recorded to selling, general and administrative expense.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	11,737	$15.98
Granted	28,483	19.18
Vested	—	—
Forfeited	—	—
Unvested balance at September 30, 2024	40,220	$18.24
At September 30, 2024 and 2023, there was $529,000 and $151,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at September 30, 2024 is expected to be recognized over the weighted-average period of 2.3 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended September 30, 2024 and 2023 was $61,000 and $16,000, respectively. Total compensation cost related to Performance Restricted Stock grants for the nine months ended September 30, 2024 and 2023 was $153,000 and $36,000, respectively all of which was recorded to selling, general and administrative expense.

14. LONG TERM INCENTIVE COMPENSATION
The Company grants phantom stock ("Phantom Stock Awards") to key employees under the 2021 Plan. These Phantom Stock Awards are measured based on the fair value of the Company's common stock on the vesting date and are marked to market at each reporting period. Compensation expense is recognized over the applicable vesting period, typically three years, and is adjusted for actual forfeitures as they occur.
At September 30, 2024, there was $405,000 of total unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at September 30, 2024 is expected to be recognized over the weighted-average period of 3 years. Total compensation cost related to Phantom Stock Awards for the three months ended September 30, 2024 was $14,000. Total compensation cost related to Phantom Stock Awards for the nine months ended September 30, 2024 was also $14,000. A total of 23,276 shares of phantom stock were granted in 2024. No Phantom Stock Awards were granted in 2023.

15. STOCK REPURCHASE PLAN
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 111,884 shares with an average stock price of repurchased under the repurchase program during the three months ended September 30, 2024, totaling $1,970,000. There were 135,873 shares of common stock repurchased under the repurchase program for the nine months ended September 30, 2024, totaling $2,363,000.
16. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2024 and December 31, 2023 approximate fair value due to the short-term maturities of these financial instruments. As of September 30, 2024 and December 31, 2023, the carrying amounts of the Huntington Term Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at September 30, 2024 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of September 30, 2024, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $33,813,000 and $9,195,000 as of September 30, 2024 and December 31, 2023, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 11, "Debt", for additional information. The notional contract value of the interest rate swap was $22,187,000 and $23,229,000 as of September 30, 2024 and December 31,2023, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments September 30, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$27	Accrued other liabilities	$2,079
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$237	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$620	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$419	Accrued other liabilities	$—
	Other non-current assets	$105	Other non-current liabilities	$—

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended September 30, 2024 and 2023 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2024	2023		2024	2023
Foreign exchange contracts	$(1,756)	$88	Cost of goods sold	$(551)	$897
			Selling, general and administrative expense	$(164)	$89
Interest rate swaps	$(427)	$334	Interest expense	$132	$125
The following tables summarize the amount of unrealized and realized gain (loss) recognized in AOCI for the nine months ended September 30, 2024 and 2023 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2024	2023		2024	2023
Foreign exchange contracts	$(2,972)	$2,073	Cost of goods sold	$(246)	$1,697
			Selling, general and administrative expense	$(54)	$168
Interest rate swaps	$121	$707	Interest expense	$406	$341
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2024 and 2023 (in thousands):

2023:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2023:
Balance at December 31, 2022	$546	$2,507	$3,053
Other comprehensive income before reclassifications	2,780	—	2,780
Amounts reclassified from accumulated other comprehensive income	(2,206)	(354)	(2,560)
Income tax benefit (expense)	(126)	75	(51)
Balance at September 30, 2023	$994	$2,228	$3,222

2024:
Balance at December 31, 2023	$901	$4,400	$5,301
Other comprehensive income before reclassifications	(2,851)	—	(2,851)
Amounts reclassified from accumulated other comprehensive income	(106)	(483)	(589)
Income tax benefit	621	101	722
Balance at September 30, 2024	$(1,435)	$4,018	$2,583
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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, anticipated price changes, as well as anticipated new program launches, offset by current programs that we expect to continue to ramp down in the fourth quarter of 2024 as further described below, the Company expects revenues for the fourth quarter of 2024 to decrease by approximately 17 to 20 percent as compared to the same period in 2023. Additional factors contributing to our anticipated 2024 revenue outlook include an expected seasonal demand slowdown, decreased customer inventory builds due to optimizing inventory levels as well as a consumer demand environment that is more consistent with pre-pandemic levels.

Beginning in the second half of 2024 and continuing through 2026, the Company’s business with Volvo has and will begin transitioning from existing programs that the Company currently supplies to new programs that the Company does not support. Notwithstanding this transition and the completion of existing programs with Volvo, the Company continues to actively bid for new Volvo business, which we believe we will continue to secure outside of the current programs. Going forward we remain focused on continuing to replace phased out business from existing programs with new programs from Volvo or other customers.

The Company’s raw material supply chains remain stable, and the Company anticipates raw material pricing in the fourth quarter of 2024 to remain flat or slightly lower as compared to 2023. Labor markets have also stabilized, although at higher cost levels over the past several years. The Company does not anticipate challenges in hiring hourly labor, although management believes wage pressure will continue primarily in Mexico.

As a result of overall demand level declines by our customers, the Company restructured its fixed cost and selling, general and administrative costs by reducing labor levels during the third quarter. As a result, the Company incurred restructuring charges, primarily severance costs, of $228,000 for the three months ended September 30, 2024 and anticipates additional restructuring charges of approximately $81,000 in the three months ended December 31, 2024. The labor reduction is expected to provide annual savings of approximately $2,627,000.

Results of Operations

Three Months Ended September 30, 2024, as Compared to Three Months Ended September 30, 2023
Net sales for the three months ended September 30, 2024 and 2023 totaled $72,992,000 and $86,728,000, respectively. Included in net sales were tooling project sales of $1,734,000 and $5,832,000 for the three months ended September 30, 2024 and 2023, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended September 30, 2024 were $71,258,000 compared to $80,896,000 for the same period in 2023. The decrease in sales is primarily the result of lower demand across most industries. The Company's product sales for the three months ended September 30, 2024 compared to the same period in 2023 by market are as follows (in thousands):

	Three months ended September 30,
	2024	2023
Medium and heavy-duty truck	$41,324	$46,413
Power sports	16,464	18,524
Building products	2,348	4,595
Industrial and utilities	4,961	6,154
All other	6,161	5,210
Net product revenue	$71,258	$80,896

Gross margin was 16.9% and 17.6% of sales for the three months ended September 30, 2024 and 2023, respectively. Gross margin compared to last year was unfavorably impacted by lower fixed cost leverage of 1.5% and operational inefficiencies and product mix of 2.4%, offset by net changes in selling price and raw material costs of 3.2%.

Selling general and administrative expense ("SG&A") was $8,740,000 for the three months ended September 30, 2024, compared to $9,403,000 for the three months ended September 30, 2023. Decreased SG&A expenses resulted primarily from lower bonus and labor and benefits of $961,000 offset by higher severance payment cost of $228,000 and unfavorable foreign currency translation of $612,000. In the three months ended September 30, 2023 the Company also incurred a $540,000 one-time press relocation cost.

Net interest income totaled $144,000 for the three months ended September 30, 2024, compared to net interest expense of $187,000 for the three months ended September 30, 2023. Lower net interest expense was primarily due to higher interest income of $440,000 from investment of the Company's accumulated cash balances.

Income tax expense for the three months ended September 30, 2024 is estimated to be $727,000, approximately 18.7% of income before income taxes. Income tax expense for the three months ended September 30, 2023 was estimated to be $1,386,000, approximately 24.1% of income before income taxes. The company's effective tax rate reflects the effects of taxable income being generated in lower tax rate jurisdictions and the benefit of lower tax rates of foreign derived intangible income.

The Company recorded net income for the three months ended September 30, 2024 of $3,160,000 or $0.36 per basic and diluted share compared with net income of $4,354,000, or $0.50 per basic and $0.49 per diluted share, for the three months ended September 30, 2023.

Comprehensive income totaled $1,767,000 for the three months ended September 30, 2024, compared to comprehensive income of $3,720,000 for the same period ended September 30, 2023. The decrease was primarily related to the decrease in net income of $1,194,000 and decrease in valuation of interest rate swaps of $607,000.

Nine Months Ended September 30, 2024, as Compared to Nine Months Ended September 30, 2023
Net sales for the nine months ended September 30, 2024 and 2023 totaled $239,880,000 and $283,961,000, respectively. Included in net sales were tooling project sales of $8,835,000 and $9,028,000 for the nine months ended September 30, 2024 and 2023, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the nine months ended September 30, 2024 were $231,045,000 compared to $274,933,000 for the same period in 2023. The decrease in sales is primarily the result of lower demand across most industries. The Company's product sales for the nine months ended September 30, 2024 compared to the same period in 2023 by market are as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Medium and heavy-duty truck	$129,674	$140,104
Power sports	56,225	59,619
Building products	14,322	27,301
Industrial and utilities	12,482	17,525
All other	18,342	30,384
Net product revenue	$231,045	$274,933

Gross margin was approximately 18.1% of sales for the nine months ended September 30, 2024, compared with 18.9% for the same period in 2023. The gross margin percentage decrease was due to lower fixed cost leverage of 1.4% and operational inefficiencies and product mix of 1.3%, offset by net changes in selling price and raw material costs of 1.9% .

SG&A was $27,550,000 for the nine months ended September 30, 2024, compared to SG&A costs of $29,562,000 for the same period in 2023. Decreased SG&A expenses resulted primarily from lower bonus and labor and benefits of $2,262,000 and offset by severance payment cost of $228,000. The Company also incurred a one-time press relocation cost of $540,000 in 2023.

Net interest income totaled $99,000 for the nine months ended September 30, 2024, compared to net interest expense of $836,000 for the same period in 2023. Lower interest expense was primarily due to higher interest income of $1,032,000 from investment of the Company's accumulated cash balances.

Income tax expense for the nine months ended September 30, 2024 is estimated to be $3,000,000, approximately 18.4% of income before income taxes, and includes tax expense in United States, Canadian and Mexican tax jurisdictions. The Company recognized a tax benefit of $282,000 related to the difference in grant price and vest price for stock awards that vested during the nine months ended September 30, 2024. Income tax expense for the same period in 2023 was estimated to be $5,198,000, approximately 22.3% of income before income taxes, and includes tax expense in United States, Canadian and Mexican tax jurisdictions. The Company recognized a tax benefit of $535,000 related to the difference in grant price and vest price for stock awards that vested during the nine months ended September 30, 2023. The Company's effective tax rate reflects the effects of taxable income being generated in lower tax rate jurisdictions and Foreign-Derived Intangible Income rate utilization throughout the year.

The Company recorded net income for the nine months ended September 30, 2024 of $13,338,000 or $1.53 per basic share and $1.51 per diluted share, compared with net income of $18,142,000, or $2.13 per basic and $2.08 per diluted share, for the same period in 2023.

Comprehensive income totaled $10,620,000 for the nine months ended September 30, 2024, compared to comprehensive income of $18,311,000 for the same period in 2023. The decrease was related to the decrease in net income of $4,804,000 and a decrease in valuation of foreign currency hedging of $2,267,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of September 30, 2024, the Company had outstanding foreign exchange contracts with notional amounts totaling $33,813,000. As of September 30, 2024, the Company had outstanding interest rate swaps with notional amounts totaling $22,187,000.

Cash provided by operating activities for the nine months ended September 30, 2024 totaled $30,162,000. Net income of $13,338,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $10,018,000 and $2,067,000, respectively. Decreased working capital increased cash provided by operating activities by $3,192,000.
Cash used in investing activities for the nine months ended September 30, 2024 was $7,045,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $11,000,000 to $13,000,000 during 2024 on property, plant and equipment purchases for all of the Company's operations. At September 30, 2024, purchase commitments for capital expenditures in progress were $3,184,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used in financing activities for the nine months ended September 30, 2024 totaled $4,873,000, which consisted of the purchase of treasury stock of $1,439,000 in exchange for payment of taxes related to net shares settlements of equity awards, repayments of long-term debt of $1,071,000 and purchase of treasury stock of $2,363,000.
At September 30, 2024, the Company had $42,348,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of September 30, 2024, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2024.

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

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of September 30, 2024 and December 31, 2023, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.85% and 7.11% as of September 30, 2024 and December 31, 2023, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.85% and 7.11% as of September 30, 2024 and December 31, 2023, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2024 and December 31, 2023. The fair value of the interest rate swap was an asset of $237,000 and $524,000 at September 30, 2024 and December 31, 2023, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of September 30, 2024 or December 31, 2023.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of September 30, 2024 and December 31, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company repurchased a total of 113,192 shares of the Company’s common stock during the three months ended September 30, 2024. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet be Purchased Under the Plans or Programs(1)
July 1 to 31, 2024	1,308(2)	$16.17	—	$7,106,000
August 1 to 31, 2024	75,000	$17.63	75,000	$5,784,000
September 1 to 30, 2024	36,884	$17.55	36,884	$5,136,000
Total	113,192	—	111,884	—

1.On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The Company repurchased 111,884 shares of the Company’s common stock under the stock repurchase program during the three months ended September 30, 2024.
2.Represents shares of the Company’s common stock withheld to satisfy income withholding obligations in connection with the vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 5, 2024	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	November 5, 2024	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated November 5, 2024, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)
Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated November 5, 2024, pursuant to 18 U.S.C. Section 1350
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