Form 10-K
period 2024-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2025-03-11
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
As of June 30, 2024, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $97,000,000, based upon the closing sale price of $15.94 on the NYSE American LLC on June 28, 2024, the last business day of registrant's most recently completed second fiscal quarter. As of March 11, 2025, the latest practicable date, 8,895,735 shares of the registrant’s common stock were issued, which includes 281,340 shares of unvested restricted common stock.
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

•The imposition of new or increased tariffs and the resulting consequences;

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

•the ability of Core Molding Technologies to provide on-time delivery to customers, which may require additional shipping expenses to ensure on-time delivery or otherwise result in late fees and other customer charges; risk of cancellation or rescheduling of orders;

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
Molded Products
The Company manufactures structural products using compression molding (54 presses), resin transfer molding (4 presses), and injection molding processes (24 presses). As of December 31, 2024, the Company owned 82 molding presses including 19 in its Columbus, Ohio facility; 24 in its Matamoros, Mexico facility; 18 in its Cobourg, Canada facility; 10 in its Gaffney, South Carolina facility; 5 in its Winona, Minnesota facility; and 6 in its Escobedo, Mexico facility. The Company's molding presses range in size from 250 to 5,500 tons.

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
CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $11.5 million, $9.1 million, and $16.6 million in 2024, 2023, and 2022 respectively. These capital expenditures primarily consisted of building and equipment improvements and additional production equipment to manufacture parts.
The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural composite products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management has estimated that costs related to research and development were approximately $1.9 million, $1.7 million and $1.6 million in 2024, 2023, and 2022, respectively.
MAJOR CUSTOMERS
The Company had five major customers during the years ended December 31, 2024, 2023, and 2022, BRP, Inc. ("BRP"), International Motors, LLC ("International"), PACCAR, Inc. ("PACCAR"), Volvo Group North America, LLC ("Volvo") and Yamaha Motor Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company. The following table presents sales to major customers as a percent of total sales for the years ended December 31:

	2024	2023	2022	Supply Agreement	Supply Agreement Expiration
BRP	10%	14%	14%	Yes	July 31, 2029
International	22%	20%	17%	No	N/A
PACCAR	13%	10%	10%	No	N/A
Yamaha	10%	9%	6%	No	N/A
Volvo	14%	16%	14%	Yes	December 31, 2027
BRP provides a portfolio of industry-leading products comprising of snowmobiles, watercraft, on and off-road vehicles, power sports propulsion systems as well as engines for karts, motorcycles and recreational aircraft. Yamaha offers a diverse portfolio of products, including motorcycles, watercraft, outboard motors, ATVs, side-by-side vehicles, musical instruments, and audio solutions, all designed to deliver exceptional performance and innovation across land, water, and sound. Demand for these products is driven by consumer demand and general economic conditions.

The North American truck market in which International, Volvo, and PACCAR compete is highly competitive and the demand for medium and heavy-duty trucks is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck demand also depends on general economic conditions and changes to emission regulations, among other factors.
OTHER CUSTOMERS
The Company also produces products for other customers and industries, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2024, 2023, and 2022.

GEOGRAPHIC INFORMATION
Substantially all of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2024	2023	2022
United States	$187,973	$234,504	$231,391
Mexico	97,896	105,818	113,245
Canada	11,145	11,980	26,829
Other	5,364	5,436	5,911
Total	$302,378	$357,738	$377,376

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

CAPACITY CONSTRAINTS
Capacity utilization is measured based on standard cycle times and a standard work week, which can range from five days per week, three-shifts per day to seven days per week, 24x7 operation, depending on the facility and molding process. During times when demand exceeds the standard five day, three -shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%. During 2024, the Company has used various methods from overtime to weekend manpower crews to support the customers' production requirements.
The Company measures facility capacity in terms of its large compression molding presses (2,000 tons or greater). The Company owned 28 large compression molding presses at its facilities at December 31, 2024. The capacity utilization in these production facilities was 73% and 83% for the years ended December 31, 2024 and 2023, respectively.
The Company measures facility capacity in terms of its large injection molding presses (750 tons or greater). The Company owned 12 large injection molding presses at its facilities at December 31, 2024. The capacity utilization in these production facilities was 52% and 64% for the years ended December 31, 2024 and 2023, respectively.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just-in-time” basis. The ordered backlog of four weeks of expected shipments was approximately $19.1 million (100% of which the Company shipped during the first month of 2025) and $25.3 million at December 31, 2024 and 2023, respectively.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2024, the Company employed a total of 1,570 employees, which consisted of 509 employees in the United States, 880 employees in Mexico and 181 employees in Canada. The salary workforce consisted of 335 employees, while 1,235 employees were hourly. Four plant locations making up 67.4% of the workforce are covered by collective bargaining agreements.
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	212
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	December 31, 2025	657
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	138
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 14, 2026	51
To support the Company’s long-term strategic plan, the Company is committed to being an employer of choice focusing on providing a safe place to work, organizational development opportunities, talent planning and a competitive total rewards package.
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
The Company produces structural parts that are long-lived assets and generally not considered single source plastics. As such, the Company is not currently subject to any resin plastic taxes or single-use plastic regulations.
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

Sales to five customers constituted approximately 69% of our 2024 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with five customers accounted for 71% of accounts receivable at December 31, 2024. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate, impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

Beginning in the second half of 2024 and continuing through 2026, our business with Volvo, a significant customer accounting for approximately 14% of our 2024 total sales, will begin transitioning from existing production programs that the Company currently supplies to new programs that the Company does not support. There is no assurance that we will be able to replace the loss of any revenue that we may experience from the expiration of our existing production programs with Volvo, or from the loss of any other significant customer whether due to unexpected loss or future expiration of production programs.

Furthermore, these customers may not continue to do business with us as they have in the past and we may not be able to supply these customers or any of our other customers at current levels.
Our business is affected by the cyclical and overall nature of the industries and markets that we serve.

The North American heavy and medium-duty truck industry, on which the demand of our products is largely dependent, is highly cyclical. In 2024, approximately 56% of our product sales was in this industry. The market for this industry fluctuates in response to factors that are beyond our control, such as: general economic conditions; interest rates; federal and state regulations, including engine emissions regulations, import regulations, tariffs (for example, on products imported into or exported from the U.S., including under U.S. or other trade laws or measures, or other key markets); and other taxes, consumer spending, fuel costs, supply chain constraints, our customers' inventory levels and production rates, and the overall strength of the economy. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In particular, the continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs and prices, our customers, our suppliers, and the economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.

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

Price increases in raw materials (including price increases due to prolonged inflation or imposition of tariffs) and availability of raw materials, including disruptions in supply chain, could adversely affect our operating results and financial condition.

We purchase resins and fiberglass for use in production as well as hardware and other components for product assembly. The prices for purchased materials are affected by the prices of material feed stocks such as crude oil, natural gas, and downstream components, as well as processing capacity versus demand. If we are unsuccessful in developing ways to mitigate the adverse effects of these raw material price increases or are unable to offset the increase through price increases to our customers, our results of operations could be materially adversely impacted.

We rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Any direct or indirect supply chain disruptions, including from the effects of any imposition of tariffs or retaliatory trade measures, pandemics or epidemics, economic slowdowns, recessions, geopolitical events, natural disasters or similar catastrophes, inflation or rising interest rates, may have an adverse impact on our business, financial condition, results of operations or cash flows. In addition, recent inflationary pressures have resulted in increased raw material, labor and logistics expenses and evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, including the imposition of tariffs and related retaliatory measures, which may force us to face higher costs that could require us to raise prices for our products, which, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures and/or imposition of tariffs, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our results of operations and financial condition.

Long-term fixed price customer contracts could adversely impact operating results in an inflationary economy.

In order to obtain new business in a competitive environment, the Company enters into long-term contracts that fix the customer product price and requires the Company to accept all product orders pursuant to such contracts. These fixed price customer contracts allow for certain price increases but may not provide for recovery of all of the Company's cost increases. As a result, if the Company’s operating costs, such as raw material, labor and overhead costs, increase the Company may not be able to increase the price of products sold to customers enough to offset operating costs increases, which could adversely affect our operating results and financial condition.

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

These decisions by OEMs could require us to shift production between our facilities, move production lines between our facilities, or open new facilities to remain competitive. Shifting production, moving production lines, or opening new locations could result in significant costs required for capital investment, transfer expenses, and operating costs. Additionally, OEMs have generally required component suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. To the extent that the Company does not meet the quality standards or demands of quality improvement initiatives sought by OEMs, or does not match the quality of suppliers of comparable products, OEMs may choose to purchase from these alternative suppliers, and as a result the Company may lose existing business or not qualify for new business with OEMs. Future price reductions, increased quality standards, and additional engineering capabilities required by OEMs may reduce our profitability and have a material adverse effect on our business, results of operations, or financial condition.
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
We must continue to meet our customers' demand for on-time delivery of our products. Factors that could result in our inability to meet customer demands include a failure by one or more of our suppliers to supply us with the raw materials and other resources that we need to operate our business effectively, potential quality issues could materialize forcing us to halt, delay or materially adjust deliveries, and an unforeseen spike in demand for our products, which would create capacity constraints, among other factors. If this occurs, we may be required to incur additional shipping expenses to ensure on-time delivery or otherwise be required to pay late fees, which could have a material adverse effect on our business, results of operations, or financial condition. Additionally, our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our business, results of operations, or financial condition.
Increasing competition for highly skilled and talented workers, as well as labor shortages, could adversely affect our business.
Our success largely depends on the efforts and abilities of our key personnel and our continuing ability to attract and retain highly qualified personnel. Their skills, experience, and industry contacts significantly benefit us. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and government regulations or policies. The increasing competition for highly skilled and talented employees has resulted, and could in the future result, in higher compensation costs resulting in difficulties in maintaining a capable workforce. If we are unable to hire and retain skilled employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in the availability of skilled laborers, such as overtime and third-party outsourcing, have unintended negative effects, then our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing facilities and overall business and have other adverse effects on our results of operations and financial condition.
Work stoppages or other labor issues at our facilities or at our customers' facilities, or those of our supplies or vendors, could adversely affect our business, results of operations or financial condition.
As of December 31, 2024, unions at our Columbus, Ohio, Matamoros and Escobedo, Mexico, and Cobourg, Canada facilities represented approximately 67.4% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio, Matamoros, Mexico, Cobourg, Canada, and Escobedo, Mexico union contracts extend through August 9, 2025, December 31, 2025, November 1, 2025 and February 14, 2026, respectively. Any prolonged work stoppage or strike at our unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.
In addition, if any of our customers, vendors or suppliers experience a material work stoppage, that customer may halt or limit the purchase of our products or that supplier or vendor may interrupt supply or services of our necessary production components. This could cause us to shut down, partially or completely, production facilities relating to these products, which could have a material adverse effect on our business, results of operations, or financial condition.
Our foreign operations in Mexico and Canada subject us to risks that could negatively affect our business.
We operate manufacturing facilities in Matamoros and Escobedo, Mexico and Cobourg, Canada. As a result, a significant portion of our business and operations is subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions, and political conditions inherent in Mexico and Canada, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws, policies and regulations relating to foreign trade, investment and relations. Changes in laws, policies and regulations related to foreign trade, investment and relations may have an adverse effect on our results of operations, financial condition, or cash flows. Similarly, the potential imposition of tariffs, especially in Mexico, may lead to further challenges that may negatively affect our business if there is a resulting reduction in demand for our products, result in the loss of customers and harm our competitive position in key markets.

Changes in U.S. trade policy, including the imposition of new or increased tariffs and the resulting consequences, could have an adverse effect on our business, operating results, and financial condition.

Evolving trade policies could make sourcing and selling products between foreign countries difficult and costly, as the Company and its customers sell foreign produced products into the United States and the Company sources a portion of its raw materials used in production from outside of the U.S. For example, in early 2025, the current U.S. administration announced significant new tariffs on foreign imports into the U.S., specifically from Mexico and Canada, all of which were subsequently postponed for 30 days prior to becoming effective. We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict the outcome of negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs and prices, our customers, our suppliers, and the economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
We have made acquisitions and may make acquisitions in the future. We may not realize the operating results that we anticipate from these acquisitions or from acquisitions or business exits we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

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

As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our facilities, purchase equipment, and enhance our production processes. We may not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures we may not have the capability to support our customer demands, which in turn could reduce our sales and profitability and impair our ability to satisfy our customers' expectations. The need for additional capital may necessitate that the Company incur further indebtedness or issue additional stock in the equity markets in order to raise needed capital. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all, or result in any commercially acceptable products.
We may not achieve expected efficiencies related to the proximity of our customers' production facilities to our manufacturing facilities, or with respect to existing or future production relocation plans.
Certain facilities are located in close proximity to our customers in order to minimize both our customers' and our own costs. If any of our customers were to move or if nearby facilities are closed or impaired, that may impact our ability to remain competitive. Additionally, our competitors could build a facility that is closer to our customers' facilities which may provide them with a geographic advantage. Any of these events might require us to move closer to our customers, build new facilities, or shift production between our current facilities to meet our customers' needs, resulting in additional cost and expense.

Our products may be rendered obsolete or less attractive if there are changes in technology, regulatory requirements, governmental policies or competitive processes.
Changes in technology, regulatory requirements, and competitive processes may render certain products obsolete or less attractive. Future chemical regulations may restrict our ability to manufacture products, cause us to incur substantial expenditures to comply with them, and subject us to liability for adverse environmental or health effects linked to the manufacture of our products. Failure to comply with future regulations and policies may subject us to penalties or other enforcement actions. Our ability to anticipate changes in these areas will be a significant factor in our ability to remain competitive. If we are unable to identify or compensate for any one of these changes it may have a material adverse effect on our business, results of operations, or financial condition.
Financial and Accounting Risks
Fluctuations in foreign currency exchange rates could adversely affect our results of operations, cash flow, liquidity, or financial condition.
Because of our international operations, we are exposed to risk associated with value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow, and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Canadian dollar and the Mexican peso against the U.S. dollar. We may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity, results of operations or financial condition.
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
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. Company stock repurchases under the program may result in common stock price and volume fluctuations. During the year ended December 31, 2024, the Company repurchased 172,043 common shares under the stock repurchase program and had a remaining repurchase authorization of $4,561,000 as of December 31, 2024.
We have incurred impairment charges in the past and we may be required to incur additional impairment charges in the future on a portion or all of the carrying value of our goodwill or other intangible assets associated with our reporting unit which may adversely affect our financial condition and results of operations.
Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, “Intangibles-Goodwill and Other,” to assess the carrying value of our indefinite lived intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting unit including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. As of December 31, 2024, goodwill and indefinite lived intangibles were $21,806,000, or 10.4% of our total assets. If operating earnings fall below forecasted operating earnings, we would perform an interim or annual goodwill impairment analysis. Should that analysis conclude that the reporting unit’s fair value were to be below carrying value a goodwill impairment charge would be necessary. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

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
If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business, financial condition, and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, regulators, investors, securities analysts, and others could also be adversely affected. Material weaknesses may arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.
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

Legal, Insurance, Tax and Cybersecurity Risks

Changes in the legal, regulatory, and social responses, including those of stockholder activist organizations, to climate change, including any possible effect on energy prices, could adversely affect our business and reduce our profitability.

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
As a components supplier to OEMs, we face a business risk of exposure to product liability claims in the event that our products malfunction and result in significant property damage, personal injury or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. In addition, we may be required to participate in recalls involving components sold by us if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims in order to maintain positive customer relationships. While we do maintain product liability insurance, it may not be sufficient to cover all product liability claims, and as a result, any product liability claim brought against us could have a material adverse effect on our results of operations. Further, we warrant the quality of our products under limited warranties, and as such, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications. Such warranty claims may result in costly product recalls, significant repair costs, and damage to our reputation, all of which would adversely affect our business, results of operations or financial condition.
Our insurance coverage may be inadequate to protect against the potential hazards to our business.
We maintain property, business interruption, stop loss for health care and workers' compensation, director and officer, product liability, cyber, and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts, or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may continue to increase in the future. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers may challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position or results of operations.
We are subject to environmental, occupational health and safety rules and regulations that may require us to make substantial expenditures or expose us to financial or other obligations including substantial damages, penalties, fines, civil or criminal sanctions, and remediation costs that could adversely affect our results.
Our operations, facilities, and personnel are subject to extensive and evolving state and federal laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, health and safety, the investigation and remediation of contamination, and the protection of the environment and natural resources. It is difficult to predict the future interpretations and developments of environmental and health and safety laws, policies, and regulations or their impact on our future results and cash flows. Continued compliance could result in significant increases in capital expenditures and operating costs. In addition, we may be exposed to obligations or involved from time to time in administrative or legal proceedings relating to environmental, health and safety or other regulatory matters, and may incur financial and other obligations relating to such matters that could have an adverse impact on our business, results of operations, or financial condition.
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
We are subject to income taxes in the United States, Mexico, and Canada. Our provision for income taxes and cash flow related to taxes may be negatively impacted by: (1) changes in the mix of earnings taxable in jurisdictions with different statutory rates, (2) changes in tax laws and accounting principles, (3) changes in the valuation of our deferred tax assets and liabilities, (4) discovery of new information during the course of tax return preparation, (5) increases in nondeductible expenses, or (6) being subject to include foreign income in the United States as part of the Global Intangible Low-Taxed Income or the GILTI tax provision.
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

Cybersecurity incidents across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, vendors, suppliers, and their products. We have been subject to cybersecurity incidents in the past. Based on information known to date, past incidents have not had a material impact on our financial condition or results of operations. Additionally, if our controls are not effective in timely identifying the occurrence of material cybersecurity incidents involving our information systems or data, then we may not comply with SEC’s cybersecurity disclosure regulations, which could lead to regulatory action, fines, penalties, inquiries or reprimands that adversely impact our business, as well as lead to a decline in customer engagement or confidence, negative publicity, and possibly an increase in our operating costs to improve monitoring and compliance features relating to cybersecurity. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. We, or third parties who provide material services to us, may experience such incidents in the future, potentially with more frequency or sophistication.
In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. Failures of our IT systems as a result of cybersecurity incidents or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity incidents or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguards on our systems and mitigate potential risks, our actions may not be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Economic Conditions
Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition, and results of operations.
Disruptions in the financial markets could have a material adverse effect on our liquidity and financial condition if our ability to borrow money were to be impaired. Disruptions in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. Disruptions in the financial markets may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers' ability to finance the sale of their products or our suppliers' ability to provide us with raw materials, either of which could adversely affect our business and results of operations.
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

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incidents that have had, or are reasonably likely to have, a material impact on our business or operations. However, due to the evolving nature of cyber threats and their increased sophistication, there remains the potential for adverse impacts on the Company should a cybersecurity incident occur. These impacts could include reputational damage, competitive harm, operational disruptions, financial costs, and regulatory actions. Please refer to the risk factor titled "Cybersecurity incidents may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance." See Part I, Item 1A for further information regarding cybersecurity risks and potential impacts on our business and results of operations.

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

Board oversight

While management is responsible for the day-to-day management of cybersecurity risks, our Board maintains principal oversight responsibility for our enterprise risk management, including cybersecurity. The Board has responsibility for, among other things, oversight of the Company’s information technology and cybersecurity processes and procedures, including oversight of risks from cybersecurity threats and the steps management has taken to monitor and mitigate such risks. The Board reviews and discusses with management, at least annually:
•the adequacy and effectiveness of our information technology security processes and procedures;
•the assessment of risks and threats to our information technology systems;
•the internal controls regarding information technology security and cybersecurity; and
•the steps management has taken to monitor and mitigate information technology security and cybersecurity risks and to remediate the effects of any cybersecurity incidents that may occur.
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
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NYSE American LLC under the symbol “CMT”. The Company's common stock was held by 293 holders of record on March 10, 2025.
We repurchased 244,701 shares of our common stock during the year ended December 31, 2024. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs(1)
October 1 to 31, 2024	—	$—	—	$5,136,000
November 1 to 30, 2024	—	—	—	5,136,000
December 1 to 31, 2024	36,170	15.95	36,170	4,561,000
Total	36,170	$15.95	36,170	—

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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2024 the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in the United States, Canada and Mexico.
BUSINESS OVERVIEW
General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs, and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.
Product sales fluctuate in response to several factors, including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The Company's largest market, North American truck, which is highly cyclical, accounted for 56%, 52%, and 45% of the Company’s product revenue for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Business Outlook
Looking forward, based on industry analyst projections, customer forecasts, cyclical demand, and customer programs ramping down throughout 2025, offset by anticipated program launches and price changes, the Company expects revenues for first half of the calendar year 2025 to decrease by approximately 5 to 10 percent as compared to 2024, but remain flat for the full year 2025 as compared to 2024. The Company also expects a change in mix in 2025 as compared to 2024 between product revenues and tooling revenues as new programs launch during 2025.

During the second half of 2024 and continuing through 2026, the Company’s business with Volvo is transitioning from existing programs that the Company currently supplies to new programs that the Company does not support. Notwithstanding this transition and the completion of existing programs with Volvo, the Company continues to actively bid for new Volvo business, which we believe we will continue to secure outside of the current programs. Going forward we remain focused on continuing to replace phased out business from existing programs with new programs from Volvo or other customers.

The Company’s raw material supply chains remain stable, and the Company anticipates raw material pricing in 2025 to remain flat or slightly higher as compared to 2024; however, if tariffs are implemented in North America, the Company anticipates raw material cost to increase in 2025 as compared to 2024. Labor markets have also stabilized, although at higher cost levels over the past several years. The Company does not anticipate challenges in hiring hourly labor, although management believes wage pressure will continue, especially in Mexico.

2024 compared to 2023
Net sales for the years ended December 31, 2024 and 2023 totaled $302,378,000 and $357,738,000, respectively. Included in total sales were tooling project sales of $11,286,000 and $10,363,000 for the years ended December 31, 2024 and 2023, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the year ended December 31, 2024 were $291,092,000 compared to $347,375,000 for the same period in 2023. The decrease in sales is primarily the result of lower demand from customers in all of the Company's significant markets.
The Company's product sales for the year ended December 31, 2024 compared to the same period of 2023 by market are as follows (in thousands):

	2024	2023
Medium and heavy-duty truck	$163,915	181,376
Power sports	$68,445	84,688
Building products	$17,011	28,743
Industrial and utilities	$18,829	23,658
All other	$22,892	28,910
Net product revenue	$291,092	$347,375
Gross margin was approximately 17.6% of sales for the year ended December 31, 2024, compared with 18.0% for the year ended December 31, 2023. The gross margin percentage decrease was due to lower fixed cost leverage of 1.4% and unfavorable product mix and production inefficiencies of 1.3% offset by net changes in selling price and raw material cost of 2.3%.

Selling, general and administrative expense ("SG&A") totaled $36,565,000 for the year ended December 31, 2024, which included severance expense of $1,294,000. Excluding severance expense, SG&A cost for the year ended December 31, 2024 totaled $35,271,000 compared to $37,983,000 in 2023. Decreased SG&A expenses resulted primarily from lower bonus, labor and benefits of $2,380,000 and lower stock compensation of $426,000, offset by higher foreign currency translation of $1,336,000.
Net interest income totaled $193,000 for the year ended December 31, 2024, compared to net interest expense of $1,011,000 for the year ended December 31, 2023. The Company recognized interest income of $1,443,000 from investment of the Company's accumulated cash balances during the year ended December 31, 2024 compared to $357,000 in 2023.
Income tax expense was approximately $4,182,000, or 23.9% of total income before income taxes for the year ended December 31, 2024. Income tax expense was approximately $5,422,000, or 21.3% of total income before income taxes for the year ended December 31, 2023. The increase in tax expense percentage year-over-year was due to increase in foreign taxes and permanent compensation differences, offset by foreign direct investment tax deduction.
The Company recorded net income for 2024 of $13,299,000 or $1.51 per diluted share, compared with net income of $20,324,000 or $2.31 per diluted share for 2023.
Comprehensive income totaled $10,290,000 in 2024, compared with comprehensive income of $22,572,000 in 2023. The decrease was primarily related to decreases in net income of $7,025,000, foreign currency hedges of $2,674,000, and post retirement benefit plan adjustments of $2,747,000.

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
The Company's product sales for the year ended December 31, 2023 compared to the same period of 2022 by market are as follows (in thousands):

	2023	2022
Medium and heavy-duty truck	$181,376	$158,649
Power sports	84,688	84,727
Building products	28,743	41,038
Industrial and utilities	23,658	27,988
All other	28,910	46,299
Net product revenue	$347,375	$358,701
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
Net interest expense totaled $1,011,000 for the year ended December 31, 2023, compared to interest expense of $1,960,000 for the year ended December 31, 2022. The decrease in net interest expense was due to lower average senior debt balance for the year ended December 31, 2023, when compared to the same period in 2022. The Company also recognized $346,000 of interest income during the year ended December 31, 2023.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of December 31, 2024, the Company had outstanding foreign exchange contracts and interest rate swaps with notional amounts totaling $29,668,000 and $21,719,000, respectively. At December 31, 2023, the Company had outstanding foreign exchange contracts and interest rate swaps with notional amounts totaling $9,195,000 and $23,229,000, respectively.
Cash provided by operating activities totaled $35,151,000 for the year ended December 31, 2024. Net income of $13,299,000 positively impacted operating cash flows. Cash flows were positively impact by non-cash deductions in net income from depreciation and amortization, share based compensation and deferred income taxes of $13,399,000, $2,495,000 and $473,000, respectively. A decrease in working capital of $4,064,000 resulted in an increase in cash. The increase in cash from working capital was primarily related to net changes in accounts receivable, inventory and other prepaid assets, offset by net changes in accounts payable and other accrued liabilities.
Cash used in investing activities totaled $11,525,000 for the year ended December 31, 2024, related to purchases of property, plant and equipment for additional capacity, automation, new programs and equipment improvements at the Company’s production facilities. The Company anticipates spending approximately $10,000,000 to $12,000,000 on property, plant and equipment purchases for all of the Company's operations for the year ended December 31, 2025. The Company plans on using cash on hand and cash from operations to finance capital expenditures. At December 31, 2024, purchase commitments for capital expenditures in progress were approximately $2,802,000.
Cash used in financing activities totaled $5,927,000 for the year ended December 31, 2024. Cash activity primarily consisted of the purchase of treasury stock related to the Company's stock buy back plan of $2,939,000, purchase of treasury stock of $1,440,000 in exchange for payment of taxes related to net share settlements of equity awards and repayments of long-term debt of $1,548,000.
At December 31, 2024, the Company had $41,803,000 of cash on hand, an available revolving line of credit of $25,000,000 and capex line of credit of $25,000,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
Management believes cash on hand, cash flow from operating activities and available borrowings under the Company’s credit agreement will be sufficient to meet the Company’s current liquidity needs.
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement and on March 7, 2024, entered into the First Amendment to the credit agreement (as amended, the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000 ($38,689,000 of which was advanced to the Company on July 22, 2022), comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment, and a revolving loan commitment.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2024.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

In connection with the credit agreement, the Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2024 totaled $210,000.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2024). Proceeds of the Huntington Capex Loan would be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none is outstanding as of December 31, 2024. The interest rate for the Huntington Revolving Loan was 6.33% as of December 31, 2024.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.11% as of December 31, 2024.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $491,000 at December 31, 2024.

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
The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2024:

	2025	2026	2027	2028	2029 and after	Total
Long-term debt	$1,886,000	$2,136,000	$17,708,000	$—	$—	$21,730,000
Interest(A)	980,000	891,000	596,000	—	—	2,467,000
Operating lease obligations	1,267,000	773,000	262,000	—	—	2,302,000
Contractual commitments for capital expenditures	$2,802,000	—	—	—	—	2,802,000
Post retirement benefits	146,000	164,000	180,000	189,000	2,619,000	3,298,000
Total	$7,081,000	$3,964,000	$18,746,000	$189,000	$2,619,000	$32,599,000
(A)Estimated future interest payments based on the effective interest rate as of December 31, 2024.
As of December 31, 2024 and 2023, the Company had no significant off-balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
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
Accounts Receivable Allowances
Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determined that no allowance for doubtful accounts was needed at December 31, 2024 or December 31, 2023, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $227,000 at December 31, 2024 and $138,000 at December 31, 2023.
Inventories
Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,392,000 at December 31, 2024 and $671,000 at December 31, 2023.
Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2024, 2023, and 2022.
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
The Company performed its annual impairment test for the years end December 31, 2024 and 2023, and determined there was no impairment of the Company’s goodwill.
Self-Insurance
The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2024 and December 31, 2023 of $1,087,000 and $988,000, respectively, included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.

Post-Retirement Benefits
Management records an accrual for post-retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 14 - Post Retirement Benefits. The Company had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,298,000 at December 31, 2024 and $3,116,000 at December 31, 2023.
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
As of December 31, 2024 the Company had a net deferred tax asset of $1,454,000 and $183,000 related to tax positions in Mexico and Canada and deferred tax liabilities of $1,219,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of December 31, 2024, the Company had a valuation allowance of $1,265,000 against the deferred tax asset related to local tax positions in the United States, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Mexican and Canadian tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's primary market risk results from changes in the price of commodities used in its manufacturing operations. Core Molding Technologies is also exposed to fluctuations in interest rates and foreign currency fluctuations associated with the Mexican Peso and Canadian Dollar. The Company does not hold any material market risk sensitive instruments for trading purposes. The Company uses derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates.
The Company has the following three items that are sensitive to market risks: (1) non-hedged loans under the Huntington Credit Agreement, all of which bear a variable interest rate; (2) non-hedged foreign currency purchases in which the Company purchases Mexican Pesos and Canadian Dollars with United States Dollars to meet certain obligations; and (3) raw material purchases in which the Company purchases various resins, fiberglass, and metal components for use in production. The prices and availability of these materials are affected by the prices of crude oil, natural gas and other feedstocks, tariffs, as well as processing capacity versus demand.
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

Stockholders and the Board of Directors of
Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and Schedule II (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Oakbrook Terrace, Illinois
March 11, 2025

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)

	Years Ended December 31,
	2024	2023	2022

Net sales	$302,378	$357,738	$377,376

Total cost of sales	249,118	293,218	324,974

Gross margin	53,260	64,520	52,402

Selling, general and administrative expense	36,565	37,983	34,399

Operating income	16,695	26,537	18,003

Other income and expense
Loss due to extinguishment of debt	—	—	1,582
Net periodic post-retirement benefit	(593)	(220)	(124)
Net interest (income) expense	(193)	1,011	1,960
Total other (income) and expense	(786)	791	3,418

Income before income taxes	17,481	25,746	14,585

Income taxes:
Current	3,709	2,949	5,851
Deferred	473	2,473	(3,469)
Total income taxes	4,182	5,422	2,382

Net income	$13,299	$20,324	$12,203

Net income per share of common stock:
Basic	$1.53	$2.37	$1.44
Diluted	$1.51	$2.31	$1.44

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$13,299	$20,324	$12,203

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain(loss)	(2,700)	706	(85)
Income tax benefit (expense)	571	(161)	27

Interest rate hedging derivatives:
Unrealized hedge gain (loss)	(33)	(240)	765
Income tax benefit (expense)	7	50	(161)

Post retirement benefit plan adjustments:
Net actuarial gain (loss)	(740)	3,026	2,309
Prior service costs	(496)	(496)	(496)
Income tax benefit (expense)	382	(637)	(381)

Comprehensive income	$10,290	$22,572	$14,181

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$41,803	$24,104
Accounts receivable, net	30,118	41,711
Inventories, net	18,346	22,063
Foreign tax receivable	5,861	6,380
Prepaid expenses and other current assets	6,760	8,621
Total current assets	102,888	102,879

Right of use asset	2,112	3,802
Property, plant and equipment, net	80,807	81,185
Goodwill	17,376	17,376
Intangibles, net	4,430	6,017
Other non-current assets	1,937	2,118
Total Assets	$209,550	$213,377

Liabilities and Stockholders' Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$1,814	$1,468
Accounts payable	17,115	23,958
Contract liabilities	2,286	5,204
Accrued liabilities:
Compensation and related benefits	7,585	10,498
Other	7,911	5,058
Total current liabilities	36,711	46,186

Other non-current liabilities	2,620	3,759
Long-term debt	19,706	21,519
Post retirement benefits liability	3,152	2,960
Total Liabilities	62,189	74,424
Commitments and Contingencies
Stockholders' Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 8,614,395 at December 31, 2024 and 8,655,384 at December 31, 2023	86	86
Paid-in capital	45,760	43,265
Accumulated other comprehensive income, net of income taxes	2,292	5,301
Treasury stock — at cost, 4,236,853 shares at December 31, 2024 and 3,992,152 shares at December 31, 2023	(36,145)	(31,768)
Retained earnings	135,368	122,069
Total Stockholders' Equity	147,361	138,953
Total Liabilities and Stockholders' Equity	$209,550	$213,377

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	8,235,740	$82	$38,013	$1,075	$(28,617)	$89,542	$100,095
Net income						12,203	12,203
Change in post retirement benefits, net of tax of $381				1,432			1,432
Unrealized foreign currency hedge, net of tax of $27				(58)			(58)
Change in interest rate swaps, net of tax of $161				604			604
Restricted stock vested	230,201	2					2
Purchase of treasury stock related to net settlement of equity awards	(48,285)				(482)		(482)
Share-based compensation			2,329				2,329
Balance at December 31, 2022	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						20,324	20,324
Change in post retirement benefits, net of tax of $637				1,893			1,893
Unrealized foreign currency hedge, net of tax of $161				545			545
Change in interest rate swaps, net of tax of $50				(190)			(190)
Restricted stock vested	262,788	2					2
Purchase of treasury stock related to net settlement of equity awards	(125,701)	(1)			(2,669)		(2,670)
Exercise of SARs	100,641	1					1
Share-based compensation			2,923				2,923
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						13,299	13,299
Change in post retirement benefits, net of tax of $382				(854)			(854)
Change in foreign currency hedge, net of tax of $571				(2,129)			(2,129)
Change in interest rate swap, net of tax of $7				(26)			(26)
Restricted stock vested	203,712	2					2
Purchase of treasury stock related to net settlement of equity awards	(72,658)	(1)			(1,439)		(1,440)
Purchase of treasury stock	(172,043)	(1)			(2,938)		(2,939)
Share-based compensation			2,495				2,495
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	2024	2023	2022
Cash flows from operating activities:
Net income	$13,299	$20,324	$12,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,399	12,912	11,884
Deferred income taxes	473	2,473	(3,469)
Share-based compensation	2,495	2,923	2,329
Loss on disposal of assets	241	80	—
Loss from extinguishment of debt	—	—	1,234
Loss (gain) on foreign currency	1,180	(58)	396
Change in operating assets and liabilities:
Accounts receivable	11,593	2,550	(9,000)
Inventories	3,718	1,808	1,258
Prepaid and other assets	1,673	(5,825)	928
Accounts payable	(8,105)	(4,916)	5,999
Accrued and other liabilities	(3,729)	3,551	(4,067)
Post retirement benefits liability	(1,086)	(980)	(713)
Net cash provided by operating activities	35,151	34,842	18,982
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,525)	(9,100)	(16,588)
Net cash used in investing activities	(11,525)	(9,100)	(16,588)
Cash flows from financing activities:
Gross borrowings on revolving loans	—	37,098	165,172
Gross repayment on revolving loans	—	(38,962)	(167,732)
Proceeds from term loan	—	—	25,000
Payment of principal of term loan	(1,548)	(1,288)	(25,913)
Payment of deferred loan costs	—	—	(402)
Payments for taxes related to net share settlement of equity awards	(1,440)	(2,669)	(482)
Purchase of shares of common stock	(2,939)	—	—
Net cash used in financing activities	(5,927)	(5,821)	(4,357)
Net change in cash and cash equivalents	17,699	19,921	(1,963)
Cash and cash equivalents at beginning of year	24,104	4,183	6,146
Cash and cash equivalents at end of year	$41,803	$24,104	$4,183
Cash paid for:
Interest	$1,074	$1,234	$1,677
Income taxes	$2,158	$5,250	$6,649
Non-cash investing activities:
Fixed asset purchases in accounts payable	$367	$298	$868
Non-cash financing activities:
Deposit used in payment of principal on term loans	$—	$—	$1,200
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Basis of Presentation
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2024, the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products and other industrial markets. The Company offers customers a wide range of manufacturing processes to fit various program volumes and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in the following locations: Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products.
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
Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $41,803,000 cash on hand at December 31, 2024 and had $24,104,000 cash on hand at December 31, 2023.

Accounts Receivable Allowances - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determined that no allowance for doubtful accounts was needed at December 31, 2024 or December 31, 2023, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $227,000 at December 31, 2024 and $138,000 at December 31, 2023.
Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,392,000 at December 31, 2024 and $671,000 at December 31, 2023.
Inventories, net consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials and components	$11,656	$13,068
Work in process	2,368	2,649
Finished goods	4,322	6,346
Total inventories, net	$18,346	$22,063
Contract Assets/Liabilities - Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are classified as current and are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Contract assets as of December 31, 2024 and 2023 are $758,000 and $77,000, respectively. During the years ended December 31, 2024 and December 31, 2023, the Company recognized no impairments on contract assets. Contract liabilities are classified as current on the Consolidated Balance Sheets as of December 31, 2024 and 2023. Contract liabilities as of December 31, 2024 and 2023 are $2,286,000 and $5,204,000, respectively. The Company recognized $6,069,000 and $2,446,000 for the years ended December 31, 2024 and 2023, respectively, corresponding with revenue from contract liabilities related to jobs outstanding at December 31, 2023 and December 31, 2022, respectively.
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
Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2024, 2023 and 2022.

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
The Company performed its annual impairment test for the years end December 31, 2024 and 2023, and determined there was no impairment of the Company’s goodwill.
Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 13 - Income Taxes.
Self-Insurance - The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2024 and December 31, 2023 of $1,087,000 and $988,000, respectively, included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.
Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 14 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarial computed estimates of $3,298,000 at December 31, 2024 and $3,116,000 at December 31, 2023.
Fair Value of Financial Instruments - The Company's financial instruments historically consist of long-term debt, revolving loans, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. Further detail is located in Note 16 - Fair Value of Financial Instruments.
Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. The Company had five major customers during the year end December 31, 2024, BRP, Inc. (“BRP”), International Motors, LLC (“International”), PACCAR, Inc. (“PACCAR”), Yamaha Motor Corporation (“Yamaha”), and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose current year sales individually consist of more than ten percent of total sales during any annual or interim reporting period in the current year. Sales to five major customers comprised 69%, 68% and 64% of total sales in 2024, 2023 and 2022, respectively (see Note 4 - Major Customers). Concentrations of accounts receivable balances with five customers accounted for 71% of accounts receivable at December 31, 2024 and 2023, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations.

As of December 31, 2024, the Company employed a total of 1,570 employees, which consisted of 509 employees in the United States, 880 employees in Mexico and 181 employees in Canada. The salary workforce consisted of 335 employees, while 1,235 employees were hourly. Four plant locations making up 67.4% of the workforce are covered by collective bargaining agreements.
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 9, 2025	212
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	December 31, 2025	657
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	138
Escobedo, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 14, 2026	51
Earnings per Share of Common Stock - Basic earnings per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method. Certain of the Company's restricted shares are entitled to receive dividends and voting rights applicable to the Company's common stock, irrespective of any vesting requirement. These restricted shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share. A detailed computation of earnings per share is located in Note 3 - Net Income (Loss) per Share of Common Stock.
Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $1.9 million, $1.7 million and $1.6 million in 2024, 2023 and 2022.
Foreign Currency - The functional currency for the Mexican and Canadian operations is the United States Dollar. All foreign currency asset and liability amounts are remeasured into United States Dollars at end-of-period exchange rates. Income statement accounts are remeasured at the weighted monthly average rates. Gains and losses resulting from remeasurement of foreign currency financial statements into United States Dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency remeasurement and transaction activity is included in selling, general and administrative expense. This activity resulted in expense of $1,045,000 in 2024, income of $291,000 in 2023, and an expense of $401,000 in 2022.
Recent Accounting Pronouncements
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
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. (See Note 18. Segment Reporting for the inclusion of this accounting pronouncement.)

3.    Net Income per Share of Common Stock
Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive stock appreciation rights and restricted stock under the treasury stock method.
The computation of basic and diluted net income per share of common stock is as follows (in thousands, except for per share data):

	December 31,
	2024	2023	2022
Net income	$13,299	$20,324	$12,203
Less: net income allocated to participating securities	—	81	180
Net income available to common stockholders	$13,299	$20,243	$12,023

Weighted average shares of common stock — basic	8,693	8,550	8,356
Effect of dilutive securities	94	222	12
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,787	8,772	8,368

Basic net income per share of common stock	$1.53	$2.37	$1.44
Diluted net income per share of common stock	$1.51	$2.31	$1.44
The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	December 31,
	2024	2023	2022
Net income allocated to participating securities	$—	$81	180

Weighted average participating shares outstanding — basic	—	34	125
Effect of dilutive securities	—	—	—
Weighted average participating and potentially issuable participating shares outstanding — diluted	—	34	125

Basic net income per participating share	$0.00	$2.37	$1.44
Diluted net income per participating share	$0.00	$2.37	$1.44

4.Major Customers
The Company had five major customers during the year ended December 31, 2024, BRP, International, PACCAR, Yamaha and Volvo. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the years ended December 31 (in thousands):

	2024	2023	2022
BRP product sales	$28,523	$43,924	$51,057
BRP tooling sales	1,364	4,778	1,613
Total BRP sales	29,887	48,702	52,670

International product sales	65,084	71,367	60,778
International tooling sales	1,453	751	3,126
Total International sales	66,537	72,118	63,904

PACCAR product sales	38,507	35,745	36,652
PACCAR tooling sales	609	1,618	1,293
Total PACCAR sales	39,116	37,363	37,945

Yamaha product sales	31,679	32,030	22,727
Yamaha tooling sales	—	—	—
Total Yamaha sales	31,679	32,030	22,727

Volvo product sales	41,007	57,168	51,428
Volvo tooling sales	—	1,030	215
Total Volvo sales	41,007	58,198	51,643

Other product sales	86,292	107,141	136,059
Other tooling sales	7,860	2,186	12,428
Total other sales	94,152	109,327	148,487

Total product sales	291,092	347,375	358,701
Total tooling sales	11,286	10,363	18,675
Total sales	$302,378	$357,738	$377,376

5.    Foreign Operations
The majority of the Company’s product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2024	2023	2022
United States	$187,973	$234,504	$231,391
Mexico	97,896	105,818	113,245
Canada	11,145	11,980	26,829
Other	5,364	5,436	5,911
Total	$302,378	$357,738	$377,376
The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31 (in thousands):

	2024	2023
United States	$37,802	$37,737
Mexico	35,363	34,802
Canada	7,642	8,646
Total	$80,807	$81,185
6.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following at December 31 (in thousands):

	2024	2023
Land and land improvements	$6,009	$6,009
Building and improvements	46,952	45,775
Machinery and equipment	160,838	152,063
Tools, dies, and patterns	3,306	3,222
Additions in progress	3,437	2,264
Total	220,542	209,333
Less accumulated depreciation	(139,735)	(128,148)
Property, plant and equipment, net	$80,807	$81,185
Additions in progress at December 31, 2024 and 2023 relate to building improvements and equipment purchases that were not yet completed and placed in service at year end. At December 31, 2024, commitments for capital expenditures in progress were $2,802,000 and included $367,000 recorded on the balance sheet in accounts payable. At December 31, 2023, commitments for capital expenditures in progress were $1,100,000, and included $298,000 recorded on the balance sheet in accounts payable. Depreciation expense was $11,731,000, $11,229,000 and $9,655,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
7. Leases
The Company has operating leases with fixed and variable payment terms primarily associated with buildings and warehouses. The Company's leases have remaining lease terms of twelve months to forty-five months, some of which include options to extend the lease for three years. Operating leases are included in right-of-use ("ROU") assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
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
The following table provides information related to the components of lease expense as of December 31 (in thousands):

	2024	2023
Operating lease cost	$1,237	$2,073
Short-term lease cost	1,782	1,922
Total net lease cost	$3,019	$3,995
The following table provides information related to other supplemental balance sheet information related to operating leases as of December 31, (in thousands):

	2024	2023

Operating lease right of use assets	$2,112	$3,802
Total operating lease right of use assets	$2,112	$3,802

Current operating lease liabilities (A)	$1,178	$1,981
Noncurrent operating lease liabilities (B)	997	1,828
Total operating lease liabilities	$2,175	$3,809
(A)    Current operating lease liability included in "Other Current Accrued Liabilities" on the Consolidated Balance Sheets.
(B)    Noncurrent operating lease liability included in "Other Non-Current Liabilities" on the Consolidated Balance Sheets.

	2024	2023
Weighted average remaining lease term (in years):	1.6	2.4
Weighted average discount rate:	5.5%	5.5%
For the years ended December 31, 2024 and 2023, cash payments on amounts included in the measurement of lease liabilities were $2,079,000 and $2,117,000, respectively. During the year ended December 31, 2024, the Company entered into a new lease related to the warehouse. During the year ended December 31, 2024, there were $395,000 right of use assets obtained in exchange for new operating lease liabilities.
As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2025	$1,267
2026	773
2027	262
2028	—
Total lease payments	2,302
Less: imputed interest	(127)
Total lease obligations	2,175
Less: current obligations	(1,178)
Long-term lease obligations	$997

8.    Goodwill and Intangibles
Goodwill activity for the year consisted of the following at December 31, (in thousands):

	2024	2023
Balance at beginning of year	$17,376	$17,376
Additions	—	—
Impairment	—	—
Balance at end of year	$17,376	$17,376
Intangible assets at December 31, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(99)	$151
Trademarks	10 years	1,610	(1,120)	490
Developed Technology	7 years	4,420	(4,393)	27
Customer Relationships	10-12 years	9,330	(5,568)	3,762
Total		$15,610	$(11,180)	$4,430
Intangible assets at December 31, 2023 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(88)	$162
Trademarks	10 years	1,610	(959)	651
Non-competition Agreement	5 Years	1,810	(1,810)	—
Developed Technology	7 years	4,420	(3,762)	658
Customer Relationships	10-12 years	9,330	(4,784)	4,546
Total		$17,420	$(11,403)	$6,017
The Company incurred $1,587,000, $1,602,000 and $1,948,000 of amortization expense for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, future intangible amortization is as follows (in thousands):

Amortization Expense
2025	$952
2026	915
2027	915
2028	761
2029	754
2030 and thereafter	133
Total intangibles as of December 31, 2024	$4,430

9.    Debt
Long-term debt consists of the following at (in thousands):

	December 31, 2024	December 31, 2023
Leaf Capital term loan payable	$11	$48
Huntington term loans payable	21,719	23,230
Total	21,730	23,278
Less: deferred loan costs	(210)	(291)
Less: current portion	(1,814)	(1,468)
Long-term debt	$19,706	$21,519
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000, comprised of three $25,000,000 commitments: a term loan, a CapEx loan, and a revolving loan.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2024.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2024 totaled $210,000.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2024). Proceeds of the Huntington Capex Loan can be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none is outstanding as of December 31, 2024 and 2023. The interest rate for the Huntington Revolving Loan was 6.33% as of December 31, 2024.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.11% as of December 31, 2024.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $491,000 and $524,000 at December 31, 2024 and 2023, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Annual maturities of long-term debt are as follows (in thousands):

2025	$1,886
2026	2,136
2027	17,708
Total long-term debt as of December 31, 2024	$21,730
10.    Stock Based Compensation
On May 13, 2021, the Company's stockholders approved the 2021 Long Term Equity Incentive Plan and, on May 16, 2024, approved an amendment to the 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) representing up to an aggregate of 1,094,823 shares of common stock. At December 31, 2024, 346,848 shares of common stock were available to be granted. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.
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

During 2024, 2023 and 2022, employees surrendered 72,658, 125,701 and 48,285 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting and exercising of stock awards.
Restricted Stock
The Company grants shares of its common stock to certain directors and employees in the form of unvested stock (“Restricted Stock”). These awards are measured at the fair value of Core Molding Technologies’ common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2024		2023		2022
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	373,583	$13.33	502,747	$10.46	459,420	$9.79
Granted	94,704	19.18	179,580	15.98	287,485	10.39
Vested	(203,712)	13.16	(262,788)	9.85	(230,201)	7.87
Forfeited	(21,665)	13.45	(45,956)	12.46	(13,957)	11.28
Unvested - end of year	242,910	$15.76	373,583	$13.33	502,747	$10.46
At December 31, 2024 and 2023, there was $2,199,000 and $3,008,000, respectively, of total unrecognized compensation expense. That cost is expected to be recognized over the weighted-average period of 1.6 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2024, 2023 and 2022 was $2,333,000, $2,871,000, and $2,284,000, respectively, and is recorded as selling, general and administrative expense.
Tax benefits in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2024, was $282,000. Tax deficiencies in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2023 was $536,000. Tax benefits in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2022, was $79,000.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the years ended December 31:

	2024		2023		2022
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	11,737	$15.98	—	$—	—	$—
Granted	28,483	19.18	13,350	15.98	—	—
Vested	—	—	—	—	—	—
Forfeited	(1,790)	15.98	(1,613)	15.98	—	—
Unvested - end of year	38,430	$18.35	11,737	$15.98	—	$—

At December 31, 2024 and 2023, there was $456,000 and $135,000, respectively, of total unrecognized compensation expense related to Performance Restricted Stock Awards. As of December 31, 2022, there was no unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at December 31, 2024 is expected to be recognized over the weighted-average period of 2.0 years. Total compensation cost related to Performance Restricted Stock Awards for the year ended December 31, 2024, 2023 and 2022 was $162,000, $52,000 and $0, all of which was recorded to selling, general and administrative expense.
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

A summary of the Company's stock appreciation rights activity for the years ended December 31, is as follows:

	2024		2023		2022
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Outstanding - beginning of year	—	$—	177,016	$2.57	177,016	$2.57
Granted	—	—	—	—	—	—
Exercised	—	—	(177,016)	2.57	—	—
Forfeited	—	—	—	—	—	—
Outstanding - end of year	—	$—	—	$—	177,016	$2.57
Exercisable - end of year	—	$—	—	$—	177,016	$2.57
The weighted average grant date fair value of exercised SARs was $2.57. At December 31, 2024, there was no unrecognized compensation expense related to SARs.
The Company did not recognize any compensation cost related to SARs for the years ended December 31, 2024 and 2023. Total compensation cost related to SARs for the year ended December 31 2022 was $45,000, all of which was recorded to selling, general and administrative expense.
11.    Long Term Incentive Compensation
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
At December 31, 2024, there was $332,000 of total unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at December 31, 2024 is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to Phantom Stock Awards for year ended December 31, 2024 was $46,000, all of which was recorded to selling, general and administrative expense. A total of 21,270 shares of phantom stock were granted in 2024. No Phantom Stock Awards were granted in 2023 or 2022.
12.    Stock Repurchase Plan
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 172,043 shares with an average stock price of $17.09 repurchased under the repurchase program during the year ended December 31, 2024, totaling $2,939,000.

13.    Income Taxes
Components of the provision for income taxes are as follows (in thousands):

	2024	2023	2022
Current:
Federal	$1,829	$26	$(18)
Foreign	1,805	2,835	5,896
State and local	75	88	(27)
	3,709	2,949	5,851
Deferred:
Federal	812	2,844	(3,533)
Foreign	(406)	(451)	80
State and local	67	80	(16)
	473	2,473	(3,469)
Provision for income taxes	$4,182	$5,422	$2,382
A reconciliation of the income tax provision based on the federal statutory income tax rate to the Company's income tax provision for the years ended December 31 is as follows (in thousands):

	2024	2023	2022
Provision at United States federal statutory rate	$3,671	$5,407	$3,063
U.S. federal valuation allowance	—	—	(2,363)
State and Local tax expense	126	(6)	(42)
Effect of foreign taxes	534	143	1,519
Foreign Direct Investment	(451)	(153)	—
Permanent Compensation Differences	429	(94)	228
Other	(127)	125	(23)
Provision for income taxes	$4,182	$5,422	$2,382
At December 31, 2024, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $34,148,000 and $20,553,000 of the Company's Canadian and Mexican subsidiaries, respectively, that would become payable upon repatriation to the United States. At December 31, 2023, a provision has not been made for U.S. taxes on accumulated undistributed earnings of approximately $32,622,000 and $19,153,000 of the Company's Canadian and Mexican subsidiaries, respectively, that would become payable upon repatriation to the United States. It is the intention of the Company to reinvest all such earnings in operations and facilities outside of the United States. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
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
As of December 31, 2024 the Company had a net deferred tax asset of $1,454,000 and $183,000 related to tax positions in Mexico and Canada and deferred tax liabilities of $1,219,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of December 31, 2024, the Company had a valuation allowance of $1,265,000 against the deferred tax asset related to local (city) jurisdiction tax positions, due to cumulative losses over the last three years in the local jurisdiction and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the net deferred tax assets associated with the Mexican and Canada tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

As of December 31, 2023 the Company had a net deferred tax asset of $1,595,000 related to tax positions in Mexico and deferred tax liabilities of $1,182,000 and $43,000 related to tax positions in the United States and Canada. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of December 31, 2023, the Company had a valuation allowance of $1,530,000 against the deferred tax asset related to local tax positions, due to cumulative losses in the local jurisdiction over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the deferred tax assets associated with the Mexican tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
Deferred tax assets consist of the following at December 31:

	2024	2023
U.S. federal net operating loss carryforwards	$—	$442
U.S. local operating loss carryforwards	1,273	1,553
Interest limitation carryforwards	—	1,162
Accrued liabilities	586	595
Accounts receivable	53	32
Inventory	220	211
Property, plant, and equipment	(5,303)	(6,065)
Post retirement benefits	1,034	1,024
Goodwill and finite-lived assets, net	2,112	2,151
Other, net	1,708	795
Total deferred tax asset	1,683	1,900
Valuation allowance for deferred tax assets	(1,265)	(1,530)
Total deferred tax asset, net	$418	$370
At December 31, 2024 the Company had no net operating loss carryforwards in United States, Canada or Mexico federal tax jurisdictions. At December 31, 2023, the Company's net operating loss carryforwards and interest limitation carryforwards in the United States federal tax jurisdiction were $2,100,000 and $4,945,000, respectively. At December 31, 2023, the Company had no net operating loss carryforwards in Canada or Mexico federal tax jurisdictions.
At December 31, 2024 and 2023 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is not subject to United States federal income tax examinationsfor years before 2021. The Company is not subject to state examinations for years before 2021. The Company is not subject to Mexican income tax examinations by for the years before 2019 and is not subject to Canadian income tax examinations for the years before 2020.
14.    Post Retirement Benefits
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
The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2024 and 2023 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status is for the plan’s year-end at December 31, 2023. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2024	2023		2024	2023
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Red Zone as of 12/31/23	Red Zone as of 12/31/22	Implemented	$890,000	$1,002,000	Yes	8/7/2025
			Total Contributions:		$890,000	$1,002,000
(A)The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2023. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week at $1.55 per hour from August 10, 2019 through August 9, 2025. The Company is paying a surcharge of $0.16 for each hour worked up to a maximum of 40 hours per person, per week as a result of the pension plan being in the Red Zone.
Prior to the acquisition of Columbus Plastics in 1996, certain of the Company's employees were participants, or were eligible to participate, in International's post-retirement health and life insurance benefit plan. This plan provides healthcare and life insurance benefits for certain employees upon their retirement, along with their spouses and certain dependents and requires cost sharing between the Company, International and the participants, in the form of premiums, co-payments, and deductibles. The Company and International share the cost of benefits for these employees, using a formula that allocates the cost based upon the respective portion of time that the employee was an active service participant after the acquisition of Columbus Plastics to the period of active service prior to the acquisition of Columbus Plastics.
The Company also sponsors a post-retirement health and life insurance benefit plan for certain union retirees of its Columbus, Ohio production facility. In August 2010, as part of a new collective-bargaining agreement, the post-retirement health and life insurance benefits for all current and future represented employees who were not retired were eliminated in exchange for a one-time cash payment. Individuals who retired prior to August 2010 remain eligible for post-retirement health and life insurance benefits.
The elimination of post-retirement health and life insurance benefits described above resulted in a reduction of the Company’s post-retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2024, 2023 and 2022, and will result in net periodic benefit cost reductions of approximately $496,000 in 2025 and each year thereafter during the amortization period.

The funded status of the Company's post-retirement health and life insurance benefits plan as of December 31, 2024 and 2023 and reconciliation with the amounts recognized in the Consolidated Balance Sheets are provided below (in thousands):

	Post-Retirement Benefits
	2024	2023
Change in benefit obligation:
Benefit obligation at January 1	$3,116	$6,625
Interest cost	93	254
Unrecognized loss (gain)	550	(3,004)
Benefits paid, net	(461)	(759)
Benefit obligation at December 31	$3,298	$3,116
Plan Assets	—	—
Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(3,130)	$(3,648)
Net loss (gain)	(1,358)	(2,056)
Total	$(4,488)	$(5,704)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	5.4%	4.7%
The components of expense for all of the Company's post-retirement benefit plans for the years ended December 31 (in thousands):

	2024	2023	2022
Pension expense:
Multi-employer plan	$794	$981	$1,137
Defined contribution plans	1,792	1,873	1,482
Total pension expense	2,586	2,854	2,619

Health and life insurance:
Interest cost	93	254	198
Amortization of prior service credits	(496)	(496)	(496)
Amortization of net loss (gain)	(190)	22	174
Net periodic benefit credit	(593)	(220)	(124)
Total post retirement benefits expense	$1,993	$2,634	$2,495
The Company accounts for post-retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post-retirement plan in the Consolidated Balance Sheets. For the year ended December 31, 2024, the Company recognized a net actuarial loss of $550,000 which is comprised of an actuarial loss of $240,000 and differences between actual and expected benefit payments of $310,000. The actuarial loss primarily resulted from changes in per capita costs and medical trend assumptions offset by changes in census and the discount rate. For the year ended December 31, 2023, the Company recognized a net actuarial gain of $3,004,000, which is comprised of an actuarial gain of $3,393,000, offset by differences between actual and expected benefit payments of $389,000. The actuarial gain primarily resulted from a change from a self-insured to a fully-insured plan. The net actuarial activity for the years ended December 31, 2024 and 2023, were recorded in accumulated other comprehensive income.
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2024 and 2023 were a net credit of $4,488,000 and $5,835,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2025 consists of a prior service credit of $496,000 and a net gain of $88,000. In addition, 2025 net interest expense related to post-retirement healthcare is expected to be

$117,000, for a total post-retirement healthcare net gain of approximately $467,000 in 2025. The Company expects benefits paid in 2025 to be consistent with estimated future benefit payments as shown in the table below.
The weighted average rate of increase in the per capita cost of covered health care benefits as of December 31, 2024 and 2023 is projected to be 18.8% and 7.1%, respectively. The rate is projected to decrease gradually for medical and prescriptions post age 65 to 4.81% by the year 2029 and remain at that level thereafter. As of December 31, 2023, the comparable assumptions for prior year were medical post age 65 of 6.60% and prescriptions of 5.0% by the year 2029.
The estimated future benefit payments of the health care plan for the next ten years are as follows (in thousands):

Postretirement Health Care Benefits Plan
2025	$146
2026	164
2027	180
2028	189
2029	192
2030 - 2034	1,997
15.    Commitments and Contingencies
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of December 31, 2024 and December 31, 2023 approximate fair value due to the short-term maturities of these financial instruments. As of December 31, 2024, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR agreements. The Company had Level 2 fair value measurements at December 31, 2024 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of December 31, 2024 and 2023 the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $29,668,000 and $9,195,000 as of December 31, 2024 and 2023, respectively.
Interest Rate Swaps
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 9, "Debt", for additional information. The notional contract value of the interest rate swap was $21,719,000 and $23,229,000 as of December 31, 2024 and 2023, respectively.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments December 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$2,080
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$351	Accrued other liabilities	$—
	Other non-current assets	$140	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$620	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$419	Accrued other liabilities	$—
	Other non-current assets	$105	Other non-current liabilities	$—
As of December 31, 2024, the Company had foreign exchange contracts related to the Mexican Peso with an exchange rates ranging from 17.32 to 20.90 and the Canadian Dollar with exchange rates ranging from 1.36 to 1.42.
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2024	2023	2022		2024	2023	2022
Foreign exchange contracts	$(3,517)	$2,931	$(82)	Cost of goods sold	$(703)	$2,225	$3
				Selling, general and administrative expense	$(114)	$—	$—
Interest rate swaps	$475	$243	$770	Interest Expense	$508	$483	$5
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

17.    Accumulated Other Comprehensive Income
The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2024 and 2023 (in thousands):

	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Total
2023:
Balance at January 1, 2022	$546	$2,507	$3,053
Other comprehensive income before reclassifications	3,174	3,004	6,178
Amounts reclassified from accumulated other comprehensive income	(2,708)	(474)	(3,182)
Income tax (expense) benefit	(111)	(637)	(748)
Balance at December 31, 2023	$901	$4,400	$5,301

2024:
Balance at January 1, 2023	$901	$4,400	$5,301
Other comprehensive income before reclassifications	(3,042)	(550)	(3,592)
Amounts reclassified from accumulated other comprehensive income	309	(686)	(377)
Income tax (expense) benefit	578	382	960
Balance at December 31, 2024	$(1,254)	$3,546	$2,292
(A) The effect of post-retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in other income and expense on the Consolidated Statements of Operations. These Accumulated Other Comprehensive Income components are included in the computation of net periodic benefit cost (see Note 14 - Post Retirement Benefits and Note 16 - Fair Value of Financial Instruments for additional details). The tax effect of post retirement benefit items reclassified from Accumulated Other Comprehensive Income is included in income tax expense on the Consolidated Statements of Operations.

18.     Segment Reporting
Segment information is prepared on the same basis that our Chief Executive Officer ("CEO"), who serves as our Chief Operating Decision Maker ("CODM"), manages our business, evaluates financial results, and makes key operating decisions. We have one reportable operating segment: North America.
The North America reportable operating segment comprises all manufacturing operations located in the United States, Canada, and Mexico, which we have aggregated into a single operating segment in consideration of the aggregation criteria set forth in ASC 280. These operations share similar economic characteristics, production processes, and customer bases.

The North America reportable segment generates its revenue primarily from the manufacturing and sale of sheet molding compound and molded structural plastic products to customers in the heavy truck, automotive, power sports, and industrial markets. The accounting policies of the North America reportable segment are consistent with those described in Note 2, "Summary of Significant Accounting Policies."

Our CODM uses income from operations to evaluate performance and make key operating decisions, such as allocating resources and assessing growth opportunities within the North America segment. The CODM is not provided asset information by reportable segment, as asset information is reviewed on a consolidated basis.

The following tables present selected financial information with respect to our single reporting segment:

	2024	2023	2022
North America Segment:
Product sales	$291,092	$347,375	$358,701
Tooling sales	11,286	10,363	18,675
North America Segment Total Revenue	302,378	357,738	377,376

Less:
Variable Cost of Goods Sold	219,221	263,526	297,783
Fixed Cost of Goods Sold	29,897	29,692	27,191
Selling, Goods and Administration	36,565	37,983	34,399
North America Segment Operating Income	16,695	26,537	18,003

Less:
Loss due to extinguishment of debt	—	—	1,582
Net periodic post retirement benefit	(593)	(220)	(124)
Net interest (income) expense	(193)	1,011	1,960
Income taxes	4,182	5,422	2,382
North America Net Income	$13,299	$20,324	$12,203

19.     Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2024:
Product sales	$75,831	$83,956	$71,258	$60,047	$291,092
Tooling sales	2,314	4,787	1,734	2,451	11,286
Net sales	78,145	88,743	72,992	62,498	302,378
Gross margin	13,305	17,725	12,345	9,885	53,260
Operating income	4,732	7,489	3,605	869	16,695
Net income (loss)	3,759	6,419	3,160	(39)	13,299
Net income (loss) per share of common stock
Basic (1)	$0.43	$0.74	$0.36	$0.00	$1.53
Diluted (1)	$0.43	$0.73	$0.36	$0.00	$1.51

2023:
Product sales	$98,337	$95,703	$80,896	$72,439	$347,375
Tooling sales	1,170	2,022	5,832	1,339	10,363
Net sales	99,507	97,725	86,728	73,778	357,738
Gross margin	17,743	20,562	15,278	10,937	64,520
Operating income	8,075	10,070	5,875	2,517	26,537
Net income	5,852	7,936	4,354	2,182	20,324
Net income per share of common stock
Basic (1)	$0.69	$0.93	$0.50	$0.25	$2.37
Diluted (1)	$0.69	$0.91	$0.49	$0.25	$2.31

2022:
Product sales	$89,901	$93,317	$92,340	$83,143	$358,701
Tooling sales	691	5,418	9,266	3,300	18,675
Net sales	90,592	98,735	101,606	86,443	377,376
Gross margin	14,507	13,045	13,303	11,547	52,402
Operating income	6,012	4,385	4,632	2,974	18,003
Net income	3,864	2,188	1,319	4,832	12,203
Net income per share of common stock
Basic (1)	$0.46	$0.26	$0.16	$0.57	$1.44
Diluted (1)	$0.46	$0.26	$0.16	$0.57	$1.44
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The Company's independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2024, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.
Changes in Internal Controls
There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Part III, Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2025, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2025, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2024:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	281,340	$15.77	346,848
(1) This amount includes outstanding awards under the Company's 2021 Long Term Equity Incentive Plan (the "2021 Plan"). Includes 242,910 shares issuable pursuant to restricted stock awards.
(2) Weighted average exercise price shown in this table above does not take into account restricted stock awards.
Other information required by this Part III, Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2025, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2025, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 15, 2025, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
See Part II, Item 8 hereof.
(2) Financial Statement Schedules and Independent Auditor's Report
The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2024, 2023, and 2022
All other schedules are omitted because of the absence of the conditions under which they are required.
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
March 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons been on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2025

/s/ John P. Zimmer
John P. Zimmer	Vice President, Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2025

*
Sandra L. Kowaleski	Director	March 11, 2025

*
Thomas R. Cellitti	Director	March 11, 2025

*
Ralph O. Hellmold	Director	March 11, 2025

*
Matthew Jauchius	Director	March 11, 2025

*
Salvador Minarro-Villalobos	Director	March 11, 2025

*
Andrew O. Smith	Director	March 11, 2025

*By /s/ John P. Zimmer
John P. Zimmer	Attorney-In-Fact	March 11, 2025

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2024, 2023 and 2022.
Reserves deducted from asset to which it applies:
Allowance for Doubtful Accounts

Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Year Ended December 31, 2024	$—	$—	$—	$—	$—
Year Ended December 31, 2023	$—	$—	$—	$—	$—
Year Ended December 31, 2022	$90,000	$(90,000)	$—	$—	$—
Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(B)	Balance at End of Year
Year Ended December 31, 2024	$138,000	$327,000	$—	$238,000	$227,000
Year Ended December 31, 2023	$502,000	$534,000	$—	$898,000	$138,000
Year Ended December 31, 2022	$222,000	$736,000	$—	$456,000	$502,000
(A)Amount represents uncollectible accounts written off.
(B)Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By- Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4	Description of Securities	Filed Herein

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and International Motors, LLC.[2]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(b)	Credit Agreement, dated October 27, 2020, between Core Molding Technologies, Inc. and Wells Fargo Bank, National Association, as administrative agent, lead arranger and book runner, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 2, 2020

10(b)(1)	Master Security Agreement, dated as of October 20, 2020, among FGI Equipment Finance LLC, Core Molding Technologies, Inc. as debtor, and each of Core Composites Corporation and CC HPM, S. de R.L. de C.V., as guarantors	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 2, 2020

10(b)(2)	Promissory Note, dated October 20, 2020, between Core Molding Technologies, Inc. and FGI Equipment Finance LLC.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 2, 2020

10(c)	Core Molding Technologies, Inc. Employee Stock Purchase Plan[1]	Incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 333-60909).

10(c)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006)[1]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 23, 2006

10(d)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2017

10(e)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[1]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A dated April 8, 2016

10(f)	Core Molding Technologies, Inc. Salaried Employee Bonus Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2020

10(g)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2012

Exhibit No.	Description	Location
10(h)	Form of Award for Stock Appreciation Rights between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2019

10(i)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(m) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(j)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(n) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(k)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(q) to Quarterly Report on Form 10-Q filed on August 6th, 2021

10(l)	Credit Agreement, dated July 22, 2022 between Core Molding Technologies, Inc. and The Huntington National Bank, as administrative agent, sole lead arranger and sole bookrunner, and the lenders from time to time thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 28, 2022

10(m)	Core Molding Technologies, Inc. 2021 Long-Term Equity Incentive Plan[1]	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A dated April 7, 2021

10(m)	Form Performance Restricted Stock Award Agreement[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2023

10(o)	Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended and restated effective as of May 11, 2023)[1]	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A dated April 7, 2023

10(p)	First Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 11, 2024

10(q)	Form Performance Restricted Stock Award Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2024

10(r)	Form Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 10, 2024

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

19	Core Molding Technologies, Inc. Insider Trading Policy	Filed Herein

21	List of Subsidiaries	Filed Herein

23	Consent of Crowe LLP	Filed Herein

24	Powers of Attorney	Filed Herein

Exhibit No.	Description	Location
31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 11, 2025, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Chief Financial Officer of Core Molding Technologies, Inc., dated March 11, 2025, pursuant to 18 U.S.C. Section 1350	Filed Herein

97	Core Molding Technologies, Inc. Clawback Policy[1]	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein
1.Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.
2.Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.