Form 10-Q
period 2025-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2025-05-08
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 7, 2025, the latest practicable date, 8,992,035 shares of the registrant’s common stock were issued, which includes 384,420 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net sales	$61,447	$78,145

Cost of sales	49,664	64,840

Gross margin	11,783	13,305

Selling, general and administrative expense	8,944	8,573

Operating income	2,839	4,732

Other (income) and expense
Net interest expense	16	82
Net periodic post-retirement benefit	(110)	(138)
Total other (income) and expense	(94)	(56)

Income before taxes	2,933	4,788

Income tax expense	750	1,029

Net income	$2,183	$3,759

Net income per share of common stock:
Basic	$0.25	$0.43
Diluted	$0.25	$0.43

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net income	$2,183	$3,759

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	1,443	(487)
Net of tax benefit (expense)	(302)	105

Interest rate swaps:
Unrealized hedge gain (loss)	(192)	272
Net of tax benefit (expense)	41	(57)

Post-retirement benefit plan adjustments:
Amortization of net actuarial gain	(17)	(37)
Amortization of prior service credits	(124)	(124)
Net of tax benefit	29	34

Comprehensive income	$3,061	$3,465
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$44,474	$41,803
Accounts receivable, net	36,743	30,118
Inventories, net	19,295	18,346
Foreign tax receivable	4,553	5,861
Prepaid expenses and other current assets	10,546	6,760
Total current assets	115,611	102,888

Right of use asset	4,984	2,112
Property, plant and equipment, net	79,684	80,807
Goodwill	17,376	17,376
Intangibles, net	4,165	4,430
Other non-current assets	1,771	1,937
Total Assets	$223,591	$209,550

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,814	$1,814
Accounts payable	28,289	17,115
Contract liability	3,077	2,286
Compensation and related benefits	6,007	7,585
Accrued other liabilities	7,100	7,911
Total current liabilities	46,287	36,711

Other non-current liabilities	5,000	2,620
Long-term debt	19,248	19,706
Post-retirement benefits liability	3,183	3,152
Total Liabilities	73,718	62,189
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,607,615 at March 31, 2025 and 8,614,395 at December 31, 2024	86	86
Paid-in capital	46,391	45,760
Accumulated other comprehensive income, net of income taxes	3,170	2,292
Treasury stock - at cost, 4,319,570 shares at March 31, 2025 and 4,236,853 shares at December 31, 2024	(37,325)	(36,145)
Retained earnings	137,551	135,368
Total Stockholders’ Equity	149,873	147,361
Total Liabilities and Stockholders’ Equity	$223,591	$209,550
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)
For the three months ended March 31, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						3,759	3,759
Change in post-retirement benefits, net of tax $34				(127)			(127)
Change in foreign currency hedge, net of tax of $105				(382)			(382)
Change in interest rate swaps, net of tax of $57				215			215
Restricted stock vested	60,030	1					1
Purchase of treasury stock related to net settlement of equity awards	(17,773)	—			(343)		(343)
Share-based compensation			739				739
Balance at March 31, 2024	8,697,641	$87	$44,004	$5,007	$(32,111)	$125,828	$142,815
For the three months ended March 31, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361
Net income						2,183	2,183
Change in post-retirement benefits, net of tax of $29				(112)			(112)
Change in foreign currency hedge, net of tax of $302				1,141			1,141
Change in interest rate swaps, net of tax of $41				(151)			(151)
Restricted stock vested	75,937	1					1
Purchase of treasury stock related to net settlement of equity awards	(19,340)	—			(262)		(262)
Purchase of treasury stock	(63,377)	(1)			(918)		(919)
Share-based compensation			631				631
Balance at March 31, 2025	8,607,615	$86	$46,391	$3,170	$(37,325)	$137,551	$149,873
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,183	$3,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,214	3,292
Loss on disposal of property, plant and equipment	4	—
Share-based compensation	631	739
Losses (Gain) on foreign currency remeasurement	212	(214)
Change in operating assets and liabilities:
Accounts receivable	(6,625)	1,629
Inventories	(949)	(1,798)
Prepaid and other assets	(2,304)	1,908
Accounts payable	10,912	280
Accrued and other liabilities	(1,099)	(4,254)
Post-retirement benefits liability	(80)	(269)
Net cash provided by operating activities	6,099	5,072

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,772)	(1,893)
Net cash used in investing activities	(1,772)	(1,893)

Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards	(262)	(343)
Purchase of treasury stock	(916)	—
Payment of principal on term loans	(478)	(322)
Net cash used in financing activities	(1,656)	(665)

Net change in cash and cash equivalents	2,671	2,514

Cash and cash equivalents at beginning of period	41,803	24,104

Cash and cash equivalents at end of period	$44,474	$26,618

Cash paid for:
Interest	$396	$291
Income taxes	$98	$326
Non-cash investing activities:
Fixed asset purchases in accounts payable	$403	$489
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2025, and the results of operations and cash flows for the three months ended March 31, 2025. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $44,474,000 cash on hand at March 31, 2025 and had $41,803,000 cash on hand at December 31, 2024.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for doubtful accounts was needed at March 31, 2025 and December 31, 2024. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $232,000 at March 31, 2025 and $227,000 at December 31, 2024. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,203,000 at March 31, 2025 and $1,392,000 at December 31, 2024.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $4,767,000 at March 31, 2025, and $758,000 at December 31, 2024. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the three months ended March 31, 2025 and March 31, 2024 the Company recognized no impairments on contract assets. For the three months ended March 31, 2025, the Company recognized $321,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2024.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the three months ended March 31, 2025 and March 31, 2024, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2025 and December 31, 2024 of $912,000 and $1,087,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 9, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,329,000 at March 31, 2025 and $3,298,000 at December 31, 2024.

3. NET INCOME PER SHARE OF COMMON STOCK

Net income per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive restricted stock under the treasury stock method.
The computation of basic and diluted net income per share of common stock (in thousands, except for per share data) is as follows:

	Three months ended March 31,
	2025	2024
Net income	$2,183	$3,759

Weighted average common shares outstanding — basic	8,621,000	8,666,000
Effect of weighted average dilutive securities	195,000	166,000
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,816,000	8,832,000

Basic net income per share of common stock	$0.25	$0.43
Diluted net income per share of common stock	$0.25	$0.43

4. MAJOR CUSTOMERS
The Company had five major customers during the three months ended March 31, 2025, BRP, Inc. (“BRP”), International Motors, LLC (“International”), PACCAR, Inc. (“PACCAR”), Volvo Group North America, LLC (“Volvo”) and Yamaha Motor Corporation (“Yamaha”). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
BRP product sales	$6,692	$7,557
BRP tooling sales	19	114
Total BRP sales	6,711	7,671

International product sales	10,888	14,429
International tooling sales	—	161
Total International sales	10,888	14,590

PACCAR product sales	8,933	9,949
PACCAR tooling sales	141	246
Total PACCAR sales	9,074	10,195

Volvo product sales	4,094	12,720
Volvo tooling sales	—	—
Total Volvo sales	4,094	12,720

Yamaha product sales	6,071	8,582
Yamaha tooling sales	—	—
Total Yamaha sales	6,071	8,582

Other product sales	24,334	22,594
Other tooling sales	275	1,793
Total other sales	24,609	24,387

Total product sales	61,012	75,831
Total tooling sales	435	2,314
Total sales	$61,447	$78,145

5. INVENTORY
Inventories, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$12,597	$11,656
Work in process	2,160	2,368
Finished goods	4,538	4,322
Total	$19,295	$18,346
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
The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$501	$538
Short-term lease cost	360	458
Total net lease cost	$861	$996
Other supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right of use assets	$4,984	$2,112

Current operating lease liabilities(A)	$1,693	$1,178
Noncurrent operating lease liabilities(B)	3,275	997
Total operating lease liabilities	$4,968	$2,175

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
During the three months ended March 31, 2025, the Company entered into a new lease related to the Cobourg production facility, which resulted in a right of use asset of $3,095,000 in exchange for new operating lease liabilities.

7. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	March 31, 2025	December 31, 2024
Property, plant and equipment	$222,345	$220,542
Accumulated depreciation	(142,661)	(139,735)
Property, plant and equipment — net	$79,684	$80,807
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2025 and 2024 was $2,929,000 and $2,873,000, respectively. Amounts invested in capital additions in progress were $3,915,000 and $3,437,000 at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, purchase commitments for capital expenditures in progress were $2,653,000 and $2,802,000, respectively.
8. GOODWILL AND INTANGIBLES
Goodwill activity for the three months ended March 31, 2025 consisted of the following (in thousands):

Balance at December 31, 2024	$17,376
Additions	—
Impairment	—
Balance at March 31, 2025	$17,376
Intangibles, net at March 31, 2025 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(101)	$149
Trademarks	10 Years	1,610	(1,160)	450
Developed technology	7 Years	4,420	(4,420)	—
Customer relationships	10-12 Years	9,330	(5,764)	3,566
Total		$15,610	$(11,445)	$4,165
Intangibles, net at December 31, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(99)	$151
Trademarks	10 Years	1,610	(1,120)	490
Developed technology	7 Years	4,420	(4,393)	27
Customer relationships	10-12 Years	9,330	(5,568)	3,762
Total		$15,610	$(11,180)	$4,430
The aggregate intangible asset amortization expense was $265,000 and $400,000 for the three months ended March 31, 2025 and 2024, respectively.

9. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Pension expense:
Multi-employer plan	$130	$214
Defined contribution plan	466	506
Total pension expense	596	720
Health and life insurance:
Interest cost	31	23
Amortization of prior service credits	(124)	(124)
Amortization of net loss	(17)	(37)
Net periodic benefit credit	(110)	(138)
Total post-retirement benefits expense	$486	$582
The Company made payments of $428,000 to pension plans and $33,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2025. For the remainder of 2025, the Company expects to make approximately $2,014,000 of pension plan payments, of which $846,000 was accrued at March 31, 2025. The Company also expects to make approximately $110,000 of post-retirement healthcare and life insurance payments for the remainder of 2025, all of which were accrued at March 31, 2025.
10. DEBT
Debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024

Huntington term loans payable	$21,250	$21,719
Leaf Capital term loan payable	2	11
Total	21,252	21,730
Less deferred loan costs	(190)	(210)
Less current portion	(1,814)	(1,814)
Long-term debt	$19,248	$19,706

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2025.

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

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of March 31, 2025 and December 31, 2024, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.11% and 6.33% as of March 31, 2025 and December 31, 2024, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.11% as of March 31, 2025 and December 31, 2024.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2025 and December 31, 2024. The fair value of the interest rate swap was an asset of $299,000 and $491,000 at March 31, 2025 and December 31, 2024, respectively.

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
At March 31, 2025, the Company had a net deferred tax asset of $1,454,000 and $183,000 related to tax positions in Mexico and Canada, respectively, and deferred tax liabilities of $1,219,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of March 31, 2025, the Company had a valuation allowance of $1,265,000 against the deferred tax asset related to local (city) jurisdiction tax positions, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the net deferred tax assets associated with the Mexican and Canada tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the three months ended March 31, 2025 is estimated to be $750,000, approximately 25.6% of income before income taxes. Income tax expense for the three months ended March 31, 2024 was estimated to be $1,029,000, approximately 21.5% of income before income taxes. The Company’s effective tax rate increase reflect the effects of taxable income being generated in higher tax rate jurisdictions while taxable losses are being generated in lower tax rate jurisdictions.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is not subject to United States federal income tax examinations for years before 2021. The Company is not subject to state income tax examinations for years before 2021. The Company is not subject to Mexican income tax examinations for years before 2019 and is not subject to Canadian income tax examinations for years before 2020.
12. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and, on May 14, 2024, the Company’s stockholders approved an amendment to the 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”). The 2021 Plan replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,094,823 shares for issuance. At March 31, 2025, 133,558 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

Awards under the 2021 Plan vest over one to three years. Shares granted under the 2021 Plans vest immediately upon the date of a participant’s death, disability or change in control.

The Company follows the provisions of FASB ASC 718 requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

During the three months ended March 31, 2025 and March 31, 2024 employees surrendered 19,340 and 17,773 shares of the Company's common stock, respectively, to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
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

The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	242,910	$15.76
Granted	110,472	12.81
Vested	(75,937)	17.49
Forfeited	—	—
Unvested balance at March 31, 2025	277,445	$14.11
At March 31, 2025 and 2024, there was $3,065,000 and $4,113,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at March 31, 2025 is expected to be recognized over the weighted-average period of 2.1 years. Total compensation cost related to Restricted Stock grants for the three months ended March 31, 2025 and 2024 was $548,000 and $711,000, respectively, all of which was recorded to selling, general and administrative expense.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	38,430	$18.35
Granted	68,545	12.81
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2025	106,975	$14.80
At March 31, 2025 and 2024, there was $1,251,000 and $651,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at March 31, 2025 is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended March 31, 2025 and March 31, 2024 was $83,000 and 28,000, all of which was recorded to selling, general and administrative expense.

13. Long Term Incentive Compensation
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
At March 31, 2025 there was $294,000 of total unrecognized compensation expense related to Phantom Stock Awards. At March 31, 2024 there was no unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at March 31, 2025 is expected to be recognized over the weighted-average period of 2.2 years. Total compensation cost related to Phantom Stock Awards for the three months ended March 31, 2025 was $28,000, all of which was recorded to selling, general and administrative expense. There was no compensation cost related to Phantom Stock Awards for the three months ended March 31, 2024.

14. Stock Repurchase Plan
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 63,377 shares with an average stock price of $14.50 repurchased under the repurchase program during the three months ended March 31, 2025, totaling $919,000. There was no stock repurchased during the period ended March 31, 2024.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2025 and December 31, 2024 approximate fair value due to the short-term maturities of these financial instruments. As of March 31, 2025 and December 31, 2024, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at March 31, 2025 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of March 31, 2025, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $19,261,000 and $5,063,000 as of March 31, 2025 and 2024, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 10, "Debt", for additional information. The notional contract value of the interest rate swap was $21,250,000 and $22,917,000 as of March 31, 2025 and 2024, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments March 31, 2025
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$637
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$280	Accrued other liabilities	$—
	Other non-current assets	$19	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$2,080
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$351	Accrued other liabilities	$—
	Other non-current assets	$140	Other non-current liabilities	$—
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended March 31, 2025 and 2024 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2025	2024		2025	2024
Foreign exchange contracts	$837	$(63)	Cost of goods sold	$(533)	$424
			Selling, general and administrative expense	$(73)	$—
Interest rate swaps	$(118)	$410	Interest expense	$74	$138
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2025 and 2024 (in thousands):

2024:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2024:
Balance at December 31, 2023	$901	$4,400	$5,301
Other comprehensive income before reclassifications	347	(37)	310
Amounts reclassified from accumulated other comprehensive income	(562)	(124)	(686)
Income tax benefit	48	34	82
Balance at March 31, 2024	$734	$4,273	$5,007

2025:
Balance at December 31, 2024	$(1,254)	$3,546	$2,292
Other comprehensive income before reclassifications	719	—	719
Amounts reclassified from accumulated other comprehensive income	532	(141)	391
Income tax benefit (expense)	(261)	29	(232)
Balance at March 31, 2025	$(264)	$3,434	$3,170
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

17. Segment Reporting
Segment information is prepared on the same basis that our Chief Executive Officer ("CEO"), who serves as our Chief Operating Decision Maker ("CODM"), manages our business, evaluates financial results, and makes key operating decisions. The North America reportable operating segment comprises all manufacturing operations located in the United States, Canada, and Mexico, which we have aggregated into a single reportable operating segment, North America, in consideration of the aggregation criteria set forth in ASC 280. These operations share similar economic characteristics, production processes, and customer bases. The North America reportable segment generates its revenue primarily from the manufacturing and sale of sheet molding compound and molded structural plastic products to customers in the heavy truck, power sports, building products and industrial markets. Our CODM uses income from operations to evaluate performance and make key operating decisions, such as allocating resources and assessing growth opportunities within the North America segment. The CODM is not provided asset information by reportable segment, as asset information is reviewed on a consolidated basis.

The following tables present selected financial information with respect to our single reporting segment for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
North America Segment:
Product sales	$61,012	$75,831
Tooling sales	435	2,314
North America Segment Total Revenue	61,447	78,145

Less:
Variable Cost of Goods Sold	42,808	57,438
Fixed Cost of Goods Sold	6,856	7,402
Selling, Goods and Administration	8,944	8,573
North America Segment Operating Income	2,839	4,732

Less:
Net periodic post retirement benefit	(110)	(138)
Net interest expense	16	82
Income taxes	750	1,029
North America Net Income	$2,183	$3,759

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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, cyclical demand, and customer programs ramping down throughout 2025, offset by anticipated program launches and price changes, the Company expects revenues for first half of the calendar year 2025 to decrease by approximately 10 to 15 percent as compared to 2024. For the full year 2025 macro-economic and potential regulatory changes, including rapidly changing tariff rates and the resulting impact to the economy and potential changes to EPA regulations, may impact our customers demand levels which would decrease our revenues. The Company still expects a change in revenue mix in 2025 as compared to 2024 between product revenues and tooling revenues as new programs launch during 2025 increasing tooling revenues compared to 2024.

The Company’s raw material supply chains remain stable, and raw material pricing in 2025 is expected to remain flat or experience a slight increase relative to 2024. Given that the majority of the Company’s raw materials are sourced domestically within the United States, and that its operations in Mexico and Canada comply with the United States-Mexico-Canada Agreement ("USMCA"), tariffs currently are not anticipated to have a material impact on raw material costs. Future changes to tariff rates or application of tariffs to other countries and materials could have an impact on the Company’s, material cost.

Results of Operations

Three Months Ended March 31, 2025, as Compared to Three Months Ended March 31, 2024
Net sales for the three months ended March 31, 2025 and 2024 totaled $61,447,000 and $78,145,000, respectively. Included in net sales were tooling project sales of $435,000 and $2,314,000 for the three months ended March 31, 2025 and 2024, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2025 were $61,012,000 compared to $75,831,000 for the same period in 2024. The decrease in sales is primarily the result of lower demand in power sports and medium and heavy-duty truck markets, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support. The Company's product sales for the three months ended March 31, 2025 compared to the same period in 2024 by market are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Medium and heavy-duty truck	$29,560	$41,509
Power sports	14,206	18,859
Building products	6,379	6,545
Industrial and utilities	5,370	3,346
All other	5,497	5,572
Net product revenue	$61,012	$75,831

Gross margin was 19.2% and 17.0% of sales for the three months ended March 31, 2025 and 2024, respectively. Gross margin compared to last year was favorably impacted by changes in selling price and raw material costs of 2.8% and product mix and operational efficiencies of 1.1%, offset by lower fixed cost leverage of 1.7%.

Selling general and administrative expense ("SG&A") was $8,944,000 for the three months ended March 31, 2025, which included severance expense of $500,000. Excluding severance expense, SG&A cost for the three months ended March 31, 2025 totaled $8,444,000 compared to $8,573,000 for the three months ended March 31, 2024. Decreased SG&A expenses resulted primarily from lower labor and benefits, including bonus, of $515,000, offset by higher foreign currency of $343,000.

Net interest expense totaled $16,000 for the three months ended March 31, 2025, compared to $82,000 for the three months ended March 31, 2024. Lower interest was primarily due to higher interest income from cash accumulation of $90,000.

Income tax expense for the three months ended March 31, 2025 is estimated to be $750,000, approximately 25.6% of income before income taxes. Income tax expense for the three months ended March 31, 2024 was estimated to be $1,029,000, approximately 21.5% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions while taxable losses are being generated in lower tax rate jurisdictions.

The Company recorded net income for the three months ended March 31, 2025 of $2,183,000 or $0.25 per basic and diluted share compared with net income of $3,759,000, or $0.43 per basic and diluted share, for the three months ended March 31, 2024.

Comprehensive income totaled $3,061,000 for the three months ended March 31, 2025, compared to comprehensive income of $3,465,000 for the same period ended March 31, 2024. The decrease was primarily related to the decrease in net income of $1,576,000, offset by hedging activity of $1,157,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of March 31, 2025, the Company had outstanding foreign exchange contracts with notional amounts totaling $19,261,000. As of March 31, 2025, the Company had outstanding interest rate swaps with notional amounts totaling $21,250,000.

Cash provided by operating activities for the three months ended March 31, 2025 totaled $6,099,000. Net income of $2,183,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $3,214,000 and $631,000, respectively. Increased working capital decreased cash provided by operating activities by $145,000. Higher working capital was primarily related to changes in accounts receivable, prepaid assets, and accrued liabilities offset by accounts payable.
Cash used in investing activities for the three months ended March 31, 2025 was $1,772,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $10,000,000 to $12,000,000 during 2025 on property, plant and equipment purchases for all of the Company's operations. At March 31, 2025, purchase commitments for capital expenditures in progress were $2,653,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used in financing activities for the three months ended March 31, 2025 totaled $1,656,000, which consisted of treasury stock related to the Company's stock buy back plan of $916,000, purchase of treasury stock of $262,000 in exchange for payment of taxes related to net shares settlements of equity awards and repayments of long-term debt of $478,000.
At March 31, 2025, the Company had $44,474,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of March 31, 2025, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2025.

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

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of March 31, 2025 and December 31, 2024, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.11% and 6.33% as of March 31, 2025 and December 31, 2024, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.11% as of March 31, 2025 and December 31, 2024.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2025 and December 31, 2024. The fair value of the interest rate swap was an asset of $299,000 and $491,000 at March 31, 2025 and December 31, 2024, respectively.

Leaf Capital Funding
On April 24, 2020 the Company entered into a finance agreement with Leaf Capital Funding of $175,000 for equipment. The parties agreed to a fixed interest rate of 5.50% and a term of 60 months.

Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of March 31, 2025 or December 31, 2024.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of March 31, 2025 and December 31, 2024.
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
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those previously disclosed in Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company repurchased 82,717 shares of the Company’s common stock during the three months ended March 31, 2025. For the month ending April 30, 2025, the Company purchased 58,038 shares at an average price of $14.72. The maximum amount that may yet to be purchased under the plan was $2,787,000 as of April 30, 2025. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs(1)
January 1 to 31, 2025	—	—	—	$4,561,000
February 1 to 28, 2025	—	—	—	4,561,000
March 1 to 31, 2025	82,717(2)	$14.28	63,377	3,642,000
Total	82,717	$—	63,377	—

1.On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The Company repurchased 63,377 shares of the Company’s common stock under the stock repurchase program during the three months ended March 31, 2025.
2.Includes 19,340 shares of the Company’s common stock withheld to satisfy income tax withholding obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 8, 2025	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 8, 2025	By:	/s/ John P. Zimmer
John P. Zimmer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by John P. Zimmer, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 8, 2025, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of John P. Zimmer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated May 8, 2025, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein