Form 10-Q
period 2025-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2025-08-05
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 4, 2025, the latest practicable date, 8,857,907 shares of the registrant’s common stock were issued, which includes 296,554 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$79,239	$88,743	$140,686	$166,888

Cost of sales	64,925	71,018	114,589	135,858

Gross margin	14,314	17,725	26,097	31,030

Selling, general and administrative expense	9,100	10,236	18,044	18,810

Operating income	5,214	7,489	8,053	12,220

Other income and expense
Net interest (income) expense	(32)	(38)	(16)	45
Net periodic post-retirement benefit	(117)	(138)	(227)	(276)
Total other income	(149)	(176)	(243)	(231)

Income before taxes	5,363	7,665	8,296	12,451

Income tax expense	1,311	1,246	2,061	2,273

Net income	$4,052	$6,419	$6,235	$10,178

Net income per share of common stock:
Basic	$0.47	$0.74	$0.73	$1.17
Diluted	$0.47	$0.73	$0.72	$1.15

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$4,052	$6,419	$6,235	$10,178

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	1,165	(1,145)	2,608	(1,632)
Net of tax benefit (expense)	(251)	241	(553)	347

Interest rate swaps:
Unrealized hedge gain (loss)	(112)	—	(304)	273
Net of tax benefit (expense)	23	—	64	(58)

Post-retirement benefit plan adjustments:
Amortization of net actuarial gain	(22)	(37)	(39)	(74)
Amortization of prior service credits	(124)	(124)	(248)	(248)
Net tax benefit	31	34	60	67

Comprehensive income	$4,762	$5,388	$7,823	$8,853
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$43,212	$41,803
Accounts receivable, net	37,792	30,118
Inventories, net	19,356	18,346
Foreign tax receivable	5,587	5,861
Prepaid expenses and other current assets	7,246	6,760
Total current assets	113,193	102,888

Right of use asset	4,552	2,112
Property, plant and equipment, net	79,203	80,807
Goodwill	17,376	17,376
Intangibles, net	3,936	4,430
Other non-current assets	1,664	1,937
Total Assets	$219,924	$209,550

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,814	$1,814
Accounts payable	22,630	17,115
Contract liability	2,133	2,286
Compensation and related benefits	6,329	7,585
Accrued other liabilities	6,779	7,911
Total current liabilities	39,685	36,711

Other non-current liabilities	4,772	2,620
Long-term debt	18,797	19,706
Post-retirement benefits liability	3,209	3,152
Total Liabilities	66,463	62,189
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,561,353 at June 30, 2025 and 8,614,395 at December 31, 2024	86	86
Paid-in capital	46,885	45,760
Accumulated other comprehensive income, net of income taxes	3,880	2,292
Treasury stock - at cost, 4,429,390 shares at June 30, 2025 and 4,236,853 shares at December 31, 2024	(38,993)	(36,145)
Retained earnings	141,603	135,368
Total Stockholders’ Equity	153,461	147,361
Total Liabilities and Stockholders’ Equity	$219,924	$209,550
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended June 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	8,697,641	87	44,004	5,007	(32,111)	125,828	142,815
Net income						6,419	6,419
Change in post-retirement benefits, net of tax of $34				(127)			(127)
Change in foreign currency hedge, net of tax of $241				(904)			(904)
Change in interest rate swaps, net of tax of $0				—			—
Restricted stock vested	139,329	1					1
Purchase of treasury stock related to net settlement of equity awards	(53,577)				(1,074)		(1,074)
Purchase of treasury stock	(23,989)				(393)		(393)
Share-based compensation			766				766
Balance at June 30, 2024	8,759,404	88	44,770	3,976	(33,578)	132,247	$147,503
For the six months ended June 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						10,178	10,178
Change in post-retirement benefits, net of tax of $67				(255)			(255)
Change in foreign currency hedge, net of tax of $347				(1,285)			(1,285)
Change in interest rate swaps, net of tax of $58				215			215
Restricted stock vested	199,359	2					2
Purchase of treasury stock related to net settlement of equity awards	(71,350)	—			(1,417)		(1,417)
Purchase of treasury stock	(23,989)	—			(393)		(393)
Share-based compensation			1,505				1,505
Balance at June 30, 2024	8,759,404	88	44,770	3,976	(33,578)	132,247	$147,503

For the three months ended June 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	8,607,615	86	46,391	3,170	(37,325)	137,551	149,873
Net income						4,052	4,052
Change in post-retirement benefits, net of tax of $31				(115)			(115)
Change in foreign currency hedge, net of tax of $251				914			914
Change in interest rate swaps, net of tax of $23				(89)			(89)
Restricted stock vested	63,558	1					1
Purchase of treasury stock related to net settlement of equity awards	(21,613)	—			(339)		(339)
Purchase of treasury stock	(88,207)	(1)			(1,329)		(1,330)
Share-based compensation			494				494
Balance at June 30, 2025	8,561,353	$86	$46,885	$3,880	$(38,993)	$141,603	$153,461

For the six months ended June 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361
Net income						6,235	6,235
Change in post-retirement benefits, net of tax of $60				(227)			(227)
Change in foreign currency hedge, net of tax of $553				2,055			2,055
Change in interest rate swaps, net of tax of $64				(240)			(240)
Restricted stock vested	139,495	1					1
Purchase of treasury stock related to net settlement of equity awards	(40,953)	—			(600)		(600)
Purchase of treasury stock	(151,584)	(1)			(2,248)		(2,249)
Share-based compensation			1,125				1,125
Balance at June 30, 2025	8,561,353	$86	$46,885	$3,880	$(38,993)	$141,603	$153,461
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,235	$10,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,391	6,728
Loss on disposal of property, plant and equipment	4	231
Share-based compensation	1,125	1,505
(Gains) losses on foreign currency remeasurement	(220)	404
Change in operating assets and liabilities:
Accounts receivable	(7,674)	(5,277)
Inventories	(1,010)	299
Prepaid and other assets	485	613
Accounts payable	5,857	5,159
Accrued and other liabilities	(1,372)	1,631
Post-retirement benefits liability	(227)	(528)
Net cash provided by operating activities	9,594	20,943

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,387)	(4,805)
Net cash used in investing activities	(4,387)	(4,805)

Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards	(600)	(1,417)
Purchase of shares of common stock	(2,249)	(393)
Payment of principal on term loans	(949)	(645)
Net cash used in financing activities	(3,798)	(2,455)

Net change in cash and cash equivalents	1,409	13,683

Cash and cash equivalents at beginning of period	41,803	24,104

Cash and cash equivalents at end of period	$43,212	$37,787

Cash paid for:
Interest	$519	$538
Income taxes	$2,511	$1,230
Non-cash investing activities:
Fixed asset purchases in accounts payable	$235	$157
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2025, and the results of operations and cash flows for the six months ended June 30, 2025. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $43,212,000 cash on hand at June 30, 2025 and had $41,803,000 cash on hand at December 31, 2024.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that no allowance for credit losses was needed at June 30, 2025 and December 31, 2024. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $232,000 at June 30, 2025 and $227,000 at December 31, 2024. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,186,000 at June 30, 2025 and $1,392,000 at December 31, 2024.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $1,239,000 at June 30, 2025, and $758,000 at December 31, 2024. Contract assets are classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the six months ended June 30, 2025 and June 30, 2024 the Company recognized no impairments on contract assets. For the six months ended June 30, 2025, the Company recognized $2,215,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2024.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the six months ended June 30, 2025 and 2024, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the six months ended June 30, 2025 and 2024, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2025 and December 31, 2024 of $937,000 and $1,087,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 9, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,355,000 at June 30, 2025 and $3,298,000 at December 31, 2024.

3. NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive restricted stock under the treasury stock method.
The computation of basic and diluted net income per share of common stock (in thousands, except for per share data) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$4,052	$6,419	$6,235	$10,178

Weighted average shares of common stock outstanding — basic	8,570	8,711	8,593	8,705
Effect of weighted average dilutive securities	50	62	111	114
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,620	8,773	8,704	8,819

Basic net income per share of common stock	$0.47	$0.74	$0.73	$1.17
Diluted net income per share of common stock	$0.47	$0.73	$0.72	$1.15

4. MAJOR CUSTOMERS
The Company had five major customers during the six months ended June 30, 2025, BRP, Inc. ("BRP"), International Motors, LLC (“International”), PACCAR, Inc. ("PACCAR"), Volvo Group North America, LLC ("Volvo") and Yamaha Motor Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
BRP product sales	$7,880	$9,268	$14,572	$16,825
BRP tooling sales	741	115	760	229
Total BRP sales	8,621	9,383	15,332	17,054

International product sales	13,417	18,209	24,305	32,638
International tooling sales	14,614	60	14,614	220
Total International sales	28,031	18,269	38,919	32,858

PACCAR product sales	8,360	10,610	17,293	20,559
PACCAR tooling sales	180	120	321	366
Total PACCAR sales	8,540	10,730	17,614	20,925

Volvo product sales	3,773	13,505	7,867	26,225
Volvo tooling sales	—	—	—	—
Total Volvo sales	3,773	13,505	7,867	26,225

Yamaha product sales	4,172	8,752	10,243	17,334
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	4,172	8,752	10,243	17,334

Other product sales	24,031	23,612	48,365	46,206
Other tooling sales	2,071	4,492	2,346	6,286
Total other sales	26,102	28,104	50,711	52,492

Total product sales	61,633	83,956	122,645	159,787
Total tooling sales	17,606	4,787	18,041	7,101
Total sales	$79,239	$88,743	$140,686	$166,888

5. INVENTORY
Inventories, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$12,566	$11,656
Work in process	2,003	2,368
Finished goods	4,787	4,322
Total	$19,356	$18,346
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
The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$511	$531	$1,012	$1,069
Short-term lease cost	$330	$364	$690	$822
Total net lease cost	$841	$895	$1,702	$1,891
Other supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$4,552	$2,112

Current operating lease liabilities(A)	$1,637	$1,178
Noncurrent operating lease liabilities(B)	3,065	997
Total operating lease liabilities	$4,702	$2,175

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
During the six months ended June 30, 2025, the Company entered into a new lease related to the Cobourg production facility, which resulted in a right-of-use asset of $3,095,000 in exchange for new operating lease liabilities.

7. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	June 30, 2025	December 31, 2024
Property, plant and equipment	$224,791	$220,542
Accumulated depreciation	(145,588)	(139,735)
Property, plant and equipment — net	$79,203	$80,807
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended June 30, 2025 and 2024 was $2,928,000 and $2,914,000, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $5,857,000 and $5,787,000, respectively. Amounts invested in capital additions in progress were $5,122,000 and $3,437,000 at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, purchase commitments for capital expenditures in progress were $2,893,000 and $2,802,000, respectively.
8. GOODWILL AND INTANGIBLES
Goodwill activity for the six months ended June 30, 2025 consisted of the following (in thousands):

Balance at December 31, 2024	$17,376
Additions	—
Impairment	—
Balance at June 30, 2025	$17,376
Intangibles, net at June 30, 2025 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(104)	$146
Trademarks	10 Years	1,610	(1,201)	409
Developed technology	7 Years	4,420	(4,420)	—
Customer relationships	10-12 Years	9,330	(5,949)	3,381
Total		$15,610	$(11,674)	$3,936
Intangibles, net at December 31, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(99)	$151
Trademarks	10 Years	1,610	(1,120)	490
Developed technology	7 Years	4,420	(4,393)	27
Customer relationships	10-12 Years	9,330	(5,568)	3,762
Total		$15,610	$(11,180)	$4,430
The aggregate intangible asset amortization expense was $229,000 and $393,000 for the three months ended June 30, 2025 and 2024, respectively. The aggregate intangible amortization expense was $494,000 and $793,000 for the six months ended June 30, 2025 and 2024, respectively.

9. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Pension expense:
Multi-employer plan	$118	$211	$248	$425
Defined contribution plan	411	432	877	938
Total pension expense	529	643	1,125	1,363
Health and life insurance:
Interest cost	29	23	60	46
Amortization of prior service credits	(124)	(124)	(248)	(248)
Amortization of net gain	(22)	(37)	(39)	(74)
Net periodic benefit credit	(117)	(138)	(227)	(276)
Total post-retirement benefits expense	$412	$505	$898	$1,087
The Company made payments of $1,242,000 to pension plans and $61,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2025. For the remainder of 2025, the Company expects to make approximately $721,000 of pension plan payments, of which $128,000 was accrued at June 30, 2025. The Company also expects to make approximately $73,000 of post-retirement healthcare and life insurance payments for the remainder of 2025, all of which were accrued at June 30, 2025.
10. DEBT
Debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024

Huntington term loans payable	20,781	21,719
Leaf Capital term loan payable	—	11
Total	20,781	21,730
Less deferred loan costs	(170)	(210)
Less current portion	(1,814)	(1,814)
Long-term debt	$18,797	$19,706

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of June 30, 2025.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of June 30, 2025 and December 31, 2024. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of June 30, 2025 and December 31, 2024.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.08% and 6.33% as of June 30, 2025 and December 31, 2024, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 all of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.08% and 6.11% as of June 30, 2025 and December 31, 2024, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of June 30, 2025 and December 31, 2024. The fair value of the interest rate swap was an asset of $187,000 and $491,000 at June 30, 2025 and December 31, 2024, respectively.

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
At June 30, 2025, the Company had a net deferred tax asset of $1,454,000 and $183,000 related to tax positions in Mexico and Canada, respectively, and deferred tax liabilities of $1,219,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. The Company believes that the deferred tax assets associated with the Canadian, Mexican, and federal United States tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
As of June 30, 2025, the Company had a valuation allowance of $1,265,000, against deferred tax assets related to local tax positions in the Unites States, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets.

Income tax expense for the six months ended June 30, 2025 is estimated to be $2,061,000, approximately 24.8% of income before income taxes. Income tax expense for the six months ended June 30, 2024 was estimated to be $2,273,000, approximately 18.3% of income before income taxes.
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
12. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and approved amendments on May 14, 2024 and May 15, 2025 (as amended, the "2021 Plan"). The 2021 Plan replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,269,823 shares for issuance. At June 30, 2025, 336,841 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

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

During the six months ended June 30, 2025 employees withheld 40,953 shares of the Company's common stock to satisfy income withholding obligations in connection with the vesting of restricted stock awards, and in the same period in 2024 the Company withheld 71,350 shares.

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
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	242,910	$15.76
Granted	110,472	12.81
Vested	(139,495)	14.26
Forfeited	(16,358)	17.71
Unvested balance at June 30, 2025	197,529	$14.90
At June 30, 2025 and 2024, there was $2,337,000 and $3,471,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at June 30, 2025 is expected to be recognized over the weighted-average period of 2.0 years. Total compensation cost related to Restricted Stock grants for the three months ended June 30, 2025 and 2024 was $439,000 and $705,000, respectively. Total compensation cost related to Restricted Stock grants for the six months ended June 30, 2025 and 2024 was $987,000 and $1,413,000, respectively, all of which was recorded to selling, general and administrative expense.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	38,430	$18.35
Granted	68,545	12.81
Vested	—	—
Forfeited	(7,950)	18.28
Unvested balance at June 30, 2025	99,025	$14.52
At June 30, 2025 and 2024, there was $1,050,000 and $590,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards, respectively. The unrecognized compensation expense at June 30, 2025 is expected to be recognized over the weighted-average period of 2.3 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended June 30, 2025 and 2024 was $55,000 and $61,000, respectively. Total compensation cost related to Performance Restricted Stock grants for the six months ended June 30, 2025 and 2024 was $138,000 and $92,000, respectively, all of which was recorded to selling, general and administrative expense.

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
At June 30, 2025 there was $271,000 of total unrecognized compensation expense related to Phantom Stock Awards. At June 30, 2024 there was no unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at June 30, 2025 is expected to be recognized over the weighted-average period of 1.9 years. Total compensation cost related to Phantom Stock Awards for the three months ended June 30, 2025 was $36,000. Total compensation cost related to Phantom Stock Awards for the six months ended June 30, 2025 was $64,000, all of which was recorded to selling, general and administrative expense. There was no compensation cost related to Phantom Stock Awards for the three and six months ended June 30, 2024.

14. STOCK REPURCHASE PLAN
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 88,207 shares repurchased under the repurchase program during the three months ended June 30, 2025, totaling $1,330,000. There were 151,584 shares repurchased under the repurchase program during the six months ended June 30, 2025, totaling $2,249,000.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2025 and December 31, 2024 approximate fair value due to the short-term maturities of these financial instruments. As of June 30, 2025 and December 31, 2024, the carrying amounts of the Huntington Term Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at June 30, 2025 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of June 30, 2025, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $10,725,000 and $29,668,000 as of June 30, 2025 and December 31, 2024, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 10, "Debt", for additional information. The notional contract value of the interest rate swap was $20,781,000 and $21,719,000 as of June 30, 2025 and December 31, 2024, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments June 30, 2025
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$528	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$187	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$2,080
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$351	Accrued other liabilities	$—
	Other non-current assets	$140	Other non-current liabilities	$—

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended June 30, 2025 and 2024 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2025	2024		2025	2024
Foreign exchange contracts	$1,402	$(1,153)	Cost of goods sold	$203	$(7)
			Selling, general and administrative expense	$33	$(1)
Interest rate swaps	$(73)	$136	Interest expense	$39	$136
The following tables summarize the amount of unrealized and realized gain (loss) recognized in AOCI for the six months ended June 30, 2025 and 2024 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2025	2024		2025	2024
Foreign exchange contracts	$2,239	$(1,216)	Cost of goods sold	$(322)	$354
			Selling, general and administrative expense	$(47)	$62
Interest rate swaps	$(157)	$547	Interest expense	$147	$274
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the six months ended June 30, 2025 and 2024 (in thousands):

2024:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2024:
Balance at December 31, 2023	$901	$4,400	$5,301
Other comprehensive income before reclassifications	(669)	—	(669)
Amounts reclassified from accumulated other comprehensive income	(690)	(322)	(1,012)
Income tax benefit	289	67	356
Balance at June 30, 2024	$(169)	$4,145	$3,976

2025:
Balance at December 31, 2024	$(1,254)	$3,546	$2,292
Other comprehensive income before reclassifications	2,082	—	2,082
Amounts reclassified from accumulated other comprehensive income	222	(287)	(65)
Income tax benefit (expense)	(489)	60	(429)
Balance at June 30, 2025	$561	$3,319	$3,880
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

The following tables present selected financial information with respect to our single reporting segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
North America Segment:
Product sales	$61,633	$83,956	$122,645	$159,787
Tooling sales	17,606	4,787	18,041	7,101
North America Segment Total Revenue	79,239	88,743	140,686	166,888

Less:
Variable Cost of Goods Sold	57,699	63,034	100,507	120,472
Fixed Cost of Goods Sold	7,226	7,984	14,082	15,386
Selling, Goods and Administration	9,100	10,236	18,044	18,810
North America Segment Operating Income	5,214	7,489	8,053	12,220

Less:
Net interest expense	(32)	(38)	(16)	45
Net periodic post retirement benefit	(117)	(138)	(227)	(276)
Income taxes	1,311	1,246	2,061	2,273
North America Net Income	4,052	6,419	6,235	10,178

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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, anticipated price changes, as well as anticipated new program launches, the Company expects revenues for second half of the calendar year 2025 to decrease by approximately 4 to 6 percent as compared to 2024. The Company still anticipates a change in mix in 2025 as compared to 2024 between product revenues and tooling revenues as new programs launch during 2025. Our 2025 revenue outlook also reflects ongoing market uncertainty related to tariffs, as well as expectations that heavy-duty and medium-duty truck pre-buy volumes will be more evenly distributed across future years.

The Company’s raw material supply chains remain stable, and the Company anticipates raw material pricing in 2025 to remain flat or experience a slight increase relative to 2024. Given that the majority of the Company’s raw materials are sourced domestically within the United States, and that its operations in Mexico and Canada comply with the United States-Mexico-Canada Agreement ("USMCA"), tariffs currently are not anticipated to have a material impact on raw material costs. Future changes to tariff rates or application of tariffs to other countries and materials could have an impact on the Company’s, material cost.

Results of Operations

Three Months Ended June 30, 2025, as Compared to Three Months Ended June 30, 2024
Net sales for the three months ended June 30, 2025 and 2024 totaled $79,239,000 and $88,743,000, respectively. Included in net sales were tooling project sales of $17,606,000 and $4,787,000 for the three months ended June 30, 2025 and 2024, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended June 30, 2025 were $61,633,000 compared to $83,956,000 for the same period in 2024. The decrease in sales is primarily the result of lower demand from the power sports and medium and heavy-duty truck, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by demand increase in the industrial and utilities market and new program launches. The Company's product sales for the three months ended June 30, 2025 compared to the same period in 2024 by market are as follows (in thousands):

	Three months ended June 30,
	2025	2024
Medium and heavy-duty truck	$31,246	$46,841
Power sports	14,208	20,902
Building products	4,671	5,429
Industrial and utilities	5,874	4,175
All other	5,634	6,609
Net product revenue	$61,633	$83,956

Gross margin was 18.1% and 20.0% of sales for the three months ended June 30, 2025 and 2024, respectively. Gross margin compared to last year was unfavorably impacted by fixed cost leverage of 2.2% and unfavorable sales mix of 0.9%, offset by higher net changes in selling price and raw material costs of 1.2%.

Selling general and administrative expense ("SG&A") was $9,100,000 for the three months ended June 30, 2025, which included severance expense of $479,000 and one-time transition related expense of $200,000. Excluding severance and one-time portfolio optimization costs, SG&A cost for the three months ended June 30, 2025 totaled $8,421,000 compared to $10,236,000 for the three months ended June 30, 2024. Decreased SG&A expenses resulted primarily from lower bonus and labor and benefits of $1,021,000 and favorable foreign currency translation of $925,000.

Net interest income totaled $32,000 for the three months ended June 30, 2025, compared to net interest income of $38,000 for the three months ended June 30, 2024. Lower interest income was primarily due to lower interest income of $86,000 from cash accumulation.

Income tax expense for the three months ended June 30, 2025 is estimated to be $1,311,000, approximately 24.4% of income before income taxes. Income tax expense for the three months ended June 30, 2024 was estimated to be $1,246,000, approximately 16.3% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions and lower FDII benefit.

The Company recorded net income for the three months ended June 30, 2025 of $4,052,000 or $0.47 per basic and diluted share compared with net income of $6,419,000, or $0.74 per basic and $0.73 diluted share, for the three months ended June 30, 2024.

Comprehensive income totaled $4,762,000 for the three months ended June 30, 2025, compared to comprehensive income of $5,388,000 for the same period ended June 30, 2024. The decrease was primarily related to lower in net income of $2,367,000, offset by a increase in valuation of foreign currency hedging of $1,818,000.

Six Months Ended June 30, 2025, as Compared to Six Months Ended June 30, 2024
Net sales for the six months ended June 30, 2025 and 2024 totaled $140,686,000 and $166,888,000, respectively. Included in net sales were tooling project sales of $18,041,000 and $7,101,000 for the six months ended June 30, 2025 and 2024, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the six months ended June 30, 2025 were $122,645,000 compared to $159,787,000 for the same period in 2024. The decrease in sales is primarily the result of lower demand from the power sports and medium and heavy-duty truck, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by new program launches. The Company's product sales for the six months ended June 30, 2025 compared to the same period in 2024 by market are as follows (in thousands):

	Six months ended June 30,
	2025	2024
Medium and heavy-duty truck	$60,806	$88,350
Power sports	28,414	39,761
Building products	11,050	11,974
Industrial and utilities	11,244	7,521
All other	11,131	12,181
Net product revenue	$122,645	$159,787

Gross margin was approximately 18.5% of sales for the six months ended June 30, 2025, compared with 18.6% for the same period in 2024. Gross margin compared to last year decreased due to lower fixed cost leverage of 1.9%, offset by higher net changes in selling price and raw material costs of 1.5% and operational efficiencies and product mix of 0.3%.

SG&A was $18,044,000 for the six months ended June 30, 2025, which included severance of $979,000 and one-time transition related expense of $200,000. Excluding severance and one-time portfolio optimization costs, SG&A cost for the six months ended June 30, 2025 totaled $16,865,000 compared to SG&A costs of $18,810,000 for the same period in 2024. Decreased SG&A expenses resulted primarily from lower bonus and labor and benefits of $1,537,000 and favorable foreign currency translation of $582,000.

Net interest income totaled $16,000 for the six months ended June 30, 2025 compared to net interest expense of $45,000 for the same period in 2024. Lower interest expense was primarily due to higher interest income of $77,000 from cash accumulation.

Income tax expense for the six months ended June 30, 2025 is estimated to be $2,061,000, approximately 24.8% of income before income taxes. Income tax expense for the same period in 2024 was estimated to be $2,273,000, approximately 18.3% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions and lower FDII benefit.

The Company recorded net income for the six months ended June 30, 2025 of $6,235,000 or $0.73 per basic share and $0.72 per diluted share, compared with net income of $10,178,000, or $1.17 per basic and $1.15 diluted share, for the same period in 2024.

Comprehensive income totaled $7,823,000 for the six months ended June 30, 2025, compared to comprehensive income of $8,853,000 for the same period in 2024. The decrease was primarily related to lower net income of $3,943,000 offset by an increase in valuation of foreign currency hedging of $3,340,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of June 30, 2025, the Company had outstanding foreign exchange contracts with notional amounts totaling $10,725,000. As of June 30, 2025, the Company had outstanding interest rate swaps with notional amounts totaling $20,781,000.

Cash provided by operating activities for the six months ended June 30, 2025 totaled $9,594,000. Net income of $6,235,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $6,391,000 and $1,125,000, respectively. Increased working capital decreased cash provided by operating activities by $3,941,000. Higher working capital was primarily related to changes in accounts receivable, inventories, and accrued liabilities offset by accounts payable.

Cash used in investing activities for the six months ended June 30, 2025 was $4,387,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $10,000,000 to $12,000,000 during 2025 on property, plant and equipment purchases for all of the Company's operations. Following the award of the Volvo Mexico business, the Company expects to invest approximately $25 million over the next 18 months, with $8 to $10 million anticipated to be spent by the end of fiscal 2025. At June 30, 2025, purchase commitments for capital expenditures in progress were $2,893,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the six months ended June 30, 2025 totaled $3,798,000, which consisted of purchase of treasury stock of $2,249,000, repayments of long-term debt of $949,000 and the purchase of treasury stock of $600,000 in exchange for payment of taxes related to net shares settlements of equity awards.
At June 30, 2025, the Company had $43,212,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of June 30, 2025, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of June 30, 2025.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of June 30, 2025 and December 31, 2024. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of June 30, 2025 and December 31, 2024.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 6.08% and 6.33% as of June 30, 2025 and December 31, 2024, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 all of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 6.08% and 6.11% as of June 30, 2025 and December 31, 2024, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of June 30, 2025 and December 31, 2024. The fair value of the interest rate swap was an asset of $187,000 and $491,000 at June 30, 2025 and December 31, 2024, respectively.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of June 30, 2025 or December 31, 2024.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of June 30, 2025 and December 31, 2024.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company repurchased 109,820 shares of the Company’s common stock during the three months ended June 30, 2025. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs(1)
April 1 to 30, 2025	58,038	14.72	58,038	$2,788,000
May 1 to 31, 2025	41,318(2)	$15.63	19,705	$2,480,000
June 1 to 30, 2025	10,464	$15.99	10,464	$2,312,000
Total	109,820	—	88,207	$—

1.On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The Company repurchased 88,207 shares of the Company’s common stock under the stock repurchase program during the three months ended June 30, 2025.
2.Includes 21,613 shares of the Company’s common stock withheld to satisfy income tax withholding obligations in connection with the vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 5, 2025	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	August 5, 2025	By:	/s/ Alex J. Panda
Alex J. Panda
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10	Second Amendment to the Core Molding Technologies, Inc. 2021 Long-Term Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 4, 2025

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Alex J. Panda, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated August 5, 2025, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Alex J. Panda, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated August 5, 2025, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein