Form 10-Q
period 2025-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2025-11-04
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 3, 2025, the latest practicable date, 8,857,907 shares of the registrant’s common stock were issued, which includes 296,554 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$58,435	$72,992	$199,121	$239,880

Cost of sales	48,290	60,647	162,879	196,505

Gross margin	10,145	12,345	36,242	43,375

Selling, general and administrative expense	7,572	8,740	25,616	27,550

Operating income	2,573	3,605	10,626	15,825

Other income and expense
Net interest (income) expense	34	(144)	18	(99)
Net periodic post-retirement benefit	(117)	(138)	(344)	(414)
Total other income	(83)	(282)	(326)	(513)

Income before taxes	2,656	3,887	10,952	16,338

Income tax expense	779	727	2,840	3,000

Net income	$1,877	$3,160	$8,112	$13,338

Net income per share of common stock:
Basic	$0.22	$0.36	$0.95	$1.53
Diluted	$0.22	$0.36	$0.93	$1.51

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$1,877	$3,160	$8,112	$13,338

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(299)	(1,040)	2,309	(2,672)
Net of tax benefit (expense)	68	216	(485)	563

Interest rate swaps:
Unrealized hedge loss	(50)	(558)	(354)	(285)
Net of tax benefit	10	116	74	58

Post-retirement benefit plan adjustments:
Amortization of net actuarial gain	(22)	(37)	(61)	(111)
Amortization of prior service credits	(124)	(124)	(372)	(372)
Net tax benefit	31	34	91	101

Comprehensive income	$1,491	$1,767	$9,314	$10,620
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$42,397	$41,803
Accounts receivable, net	34,877	30,118
Inventories, net	19,801	18,346
Foreign tax receivable	5,913	5,861
Prepaid expenses and other current assets	8,519	6,760
Total current assets	111,507	102,888

Right of use asset	4,113	2,112
Property, plant and equipment, net	81,227	80,807
Goodwill	17,376	17,376
Intangibles, net	3,708	4,430
Other non-current assets	1,761	1,937
Total Assets	$219,692	$209,550

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$1,918	$1,814
Accounts payable	20,734	17,115
Contract liability	3,946	2,286
Compensation and related benefits	6,346	7,585
Accrued other liabilities	5,447	7,911
Total current liabilities	38,391	36,711

Other non-current liabilities	4,401	2,620
Long-term debt	18,244	19,706
Post-retirement benefits liability	3,228	3,152
Total Liabilities	64,264	62,189
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,561,353 at September 30, 2025 and 8,614,395 at December 31, 2024	86	86
Paid-in capital	47,361	45,760
Accumulated other comprehensive income, net of income taxes	3,494	2,292
Treasury stock - at cost, 4,429,390 shares at September 30, 2025 and 4,236,853 shares at December 31, 2024	(38,993)	(36,145)
Retained earnings	143,480	135,368
Total Stockholders’ Equity	155,428	147,361
Total Liabilities and Stockholders’ Equity	$219,692	$209,550
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended September 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	8,759,404	88	44,770	3,976	(33,578)	132,247	147,503
Net income						3,160	3,160
Change in post-retirement benefits, net of tax of $34				(127)			(127)
Change in foreign currency hedge, net of tax of $216				(824)			(824)
Change in interest rate swaps, net of tax of $116				(442)			(442)
Restricted stock vested	4,353	—					—
Purchase of treasury stock related to net settlement of equity awards	(1,308)	—			(21)		(21)
Purchase of treasury stock	(111,884)	(1)			(1,970)		(1,971)
Share-based compensation			562				562
Balance at September 30, 2024	8,650,565	87	45,332	2,583	(35,569)	135,407	$147,840
For the nine months ended September 30, 2024:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						13,338	13,338
Change in post-retirement benefits, net of tax of $101				(382)			(382)
Change in foreign currency hedge, net of tax of $563				(2,109)			(2,109)
Change in interest rate swaps, net of tax of $58				(227)			(227)
Restricted stock vested	203,712	2					2
Purchase of treasury stock related to net settlement of equity awards	(72,658)	—			(1,438)		(1,438)
Purchase of treasury stock	(135,873)	(1)			(2,363)		(2,364)
Share-based compensation			2,067				2,067
Balance at September 30, 2024	8,650,565	87	45,332	2,583	(35,569)	135,407	$147,840

For the three months ended September 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	8,561,353	86	46,885	3,880	(38,993)	141,603	153,461
Net income						1,877	1,877
Change in post-retirement benefits, net of tax of $31				(115)			(115)
Change in foreign currency hedge, net of tax of $68				(231)			(231)
Change in interest rate swaps, net of tax of $10				(40)			(40)
Share-based compensation			521				521
Unvested equity awards transition to liability accounting			(45)				(45)
Balance at September 30, 2025	8,561,353	$86	$47,361	$3,494	$(38,993)	$143,480	$155,428

For the nine months ended September 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361
Net income						8,112	8,112
Change in post-retirement benefits, net of tax of $91				(342)			(342)
Change in foreign currency hedge, net of tax of $485				1,824			1,824
Change in interest rate swaps, net of tax of $74				(280)			(280)
Restricted stock vested	139,495	1					1
Purchase of treasury stock related to net settlement of equity awards	(40,953)	—			(600)		(600)
Purchase of treasury stock	(151,584)	(1)			(2,248)		(2,249)
Share-based compensation			1,646				1,646
Unvested equity awards transition to liability accounting			(45)				(45)
Balance at September 30, 2025	8,561,353	$86	$47,361	$3,494	$(38,993)	$143,480	$155,428
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$8,112	$13,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,504	10,018
Loss on disposal of property, plant and equipment	4	241
Share-based compensation	1,646	2,067
(Gains) losses on foreign currency remeasurement	(285)	1,306
Change in operating assets and liabilities:
Accounts receivable	(4,759)	4,934
Inventories	(1,455)	1,376
Prepaid and other assets	(1,560)	(2,037)
Accounts payable	4,060	(270)
Accrued and other liabilities	(744)	56
Post-retirement benefits liability	(357)	(867)
Net cash provided by operating activities	14,166	30,162

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,305)	(7,045)
Net cash used in investing activities	(9,305)	(7,045)

Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards	(600)	(1,438)
Purchase of shares of common stock	(2,249)	(2,364)
Payment of principal on term loans	(1,418)	(1,071)
Net cash used in financing activities	(4,267)	(4,873)

Net change in cash and cash equivalents	594	18,244

Cash and cash equivalents at beginning of period	41,803	24,104

Cash and cash equivalents at end of period	$42,397	$42,348

Cash paid for:
Interest	$771	$788
Income taxes	$3,341	$1,633
Non-cash investing activities:
Fixed asset purchases in accounts payable	$207	$245
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2025, and the results of operations and cash flows for the nine months ended September 30, 2025. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $42,397,000 cash on hand at September 30, 2025 and had $41,803,000 cash on hand at December 31, 2024.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that $28,000 allowance for credit losses was needed at September 30, 2025 and no allowance for credit losses was needed at December 31, 2024. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $224,000 at September 30, 2025 and $227,000 at December 31, 2024. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,138,000 at September 30, 2025 and $1,392,000 at December 31, 2024.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $1,410,000 at September 30, 2025, and $758,000 at December 31, 2024. Contract assets are classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the nine months ended September 30, 2025 and September 30, 2024 the Company recognized no impairments on contract assets. For the nine months ended September 30, 2025, the Company recognized $3,355,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2024.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the nine months ended September 30, 2025 and 2024, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the nine months ended September 30, 2025 and 2024, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’

compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2025 and December 31, 2024 of $901,000 and $1,087,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 9, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,374,000 at September 30, 2025 and $3,298,000 at December 31, 2024.

3. NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive restricted stock under the treasury stock method.
The computation of basic and diluted net income per share of common stock (in thousands, except for per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$1,877	$3,160	$8,112	$13,338

Weighted average shares of common stock outstanding — basic	8,561	8,716	8,583	8,709
Effect of weighted average dilutive securities	127	77	126	103
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,688	8,793	8,709	8,812

Basic net income per share of common stock	$0.22	$0.36	$0.95	$1.53
Diluted net income per share of common stock	$0.22	$0.36	$0.93	$1.51

4. MAJOR CUSTOMERS
The Company had five major customers during the nine months ended September 30, 2025, BRP, Inc. ("BRP"), International Motors, LLC (“International”), PACCAR, Inc. ("PACCAR"), Volvo Group North America, LLC ("Volvo") and Yamaha Motor Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
BRP product sales	$8,942	$6,677	$23,514	$23,502
BRP tooling sales	3,648	153	4,408	382
Total BRP sales	12,590	6,830	27,922	23,884

International product sales	8,968	17,294	33,273	49,932
International tooling sales	5	430	14,619	650
Total International sales	8,973	17,724	47,892	50,582

PACCAR product sales	5,611	8,691	22,904	29,250
PACCAR tooling sales	—	57	321	423
Total PACCAR sales	5,611	8,748	23,225	29,673

Volvo product sales	1,164	10,262	9,031	36,487
Volvo tooling sales	—	—	—	—
Total Volvo sales	1,164	10,262	9,031	36,487

Yamaha product sales	6,895	8,360	17,138	25,694
Yamaha tooling sales	—	—	—	—
Total Yamaha sales	6,895	8,360	17,138	25,694

Other product sales	22,598	19,974	70,963	66,180
Other tooling sales	604	1,094	2,950	7,380
Total other sales	23,202	21,068	73,913	73,560

Total product sales	54,178	71,258	176,823	231,045
Total tooling sales	4,257	1,734	22,298	8,835
Total sales	$58,435	$72,992	$199,121	$239,880

5. INVENTORY
Inventories, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$12,122	$11,656
Work in process	1,849	2,368
Finished goods	5,830	4,322
Total	$19,801	$18,346
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
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$517	$524	$1,529	$1,593
Short-term lease cost	$336	$499	$1,026	$1,321
Total net lease cost	$853	$1,023	$2,555	$2,914
Other supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$4,113	$2,112

Current operating lease liabilities(A)	$1,549	$1,178
Noncurrent operating lease liabilities(B)	2,711	997
Total operating lease liabilities	$4,260	$2,175

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
During the nine months ended September 30, 2025, the Company entered into a new lease related to the Cobourg production facility, which resulted in a right-of-use asset of $3,095,000 in exchange for new operating lease liabilities.

7. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	September 30, 2025	December 31, 2024
Property, plant and equipment	$229,681	$220,542
Accumulated depreciation	(148,454)	(139,735)
Property, plant and equipment — net	$81,227	$80,807
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended September 30, 2025 and 2024 was $2,865,000 and $2,979,000, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $8,722,000 and $8,766,000, respectively. Amounts invested in capital additions in progress were $9,146,000 and $3,437,000 at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, purchase commitments for capital expenditures in progress were $8,948,000 and $2,802,000, respectively.
8. GOODWILL AND INTANGIBLES
Goodwill activity for the nine months ended September 30, 2025 consisted of the following (in thousands):

Balance at December 31, 2024	$17,376
Additions	—
Impairment	—
Balance at September 30, 2025	$17,376
Intangibles, net at September 30, 2025 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(106)	$144
Trademarks	10 Years	1,610	(1,241)	369
Developed technology	7 Years	4,420	(4,420)	—
Customer relationships	10-12 Years	9,330	(6,135)	3,195
Total		$15,610	$(11,902)	$3,708
Intangibles, net at December 31, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(99)	$151
Trademarks	10 Years	1,610	(1,120)	490
Developed technology	7 Years	4,420	(4,393)	27
Customer relationships	10-12 Years	9,330	(5,568)	3,762
Total		$15,610	$(11,180)	$4,430
The aggregate intangible asset amortization expense was $228,000 and $397,000 for the three months ended September 30, 2025 and 2024, respectively. The aggregate intangible amortization expense was $722,000 and $1,190,000 for the nine months ended September 30, 2025 and 2024, respectively.

9. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Pension expense:
Multi-employer plan	$85	$199	$333	$624
Defined contribution plan	425	459	1,302	1,397
Total pension expense	510	658	1,635	2,021
Health and life insurance:
Interest cost	29	23	89	69
Amortization of prior service credits	(124)	(124)	(372)	(372)
Amortization of net gain	(22)	(37)	(61)	(111)
Net periodic benefit credit	(117)	(138)	(344)	(414)
Total post-retirement benefits expense	$393	$520	$1,291	$1,607
The Company made payments of $1,607,000 to pension plans and $98,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2025. For the remainder of 2025, the Company expects to make approximately $365,000 of pension plan payments, of which $123,000 was accrued at September 30, 2025. The Company also expects to make approximately $36,000 of post-retirement healthcare and life insurance payments for the remainder of 2025, all of which were accrued at September 30, 2025.
10. DEBT
Debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024

Huntington term loans payable	20,312	21,719
Leaf Capital term loan payable	—	11
Total	20,312	21,730
Less deferred loan costs	(150)	(210)
Less current portion	(1,918)	(1,814)
Long-term debt	$18,244	$19,706

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2025.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of September 30, 2025 and December 31, 2024. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of September 30, 2025 and December 31, 2024.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 5.93% and 6.33% as of September 30, 2025 and December 31, 2024, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000, all of which was advanced to the Company on July 22, 2022. The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.93% and 6.11% as of September 30, 2025 and December 31, 2024, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of September 30, 2025 and December 31, 2024. The fair value of the interest rate swap was an asset of $138,000 and $491,000 at September 30, 2025 and December 31, 2024, respectively.

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
At September 30, 2025, the Company had a net deferred tax asset of $1,454,000 and $183,000 related to tax positions in Mexico and Canada, respectively, and deferred tax liabilities of $1,219,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. The Company believes that the deferred tax assets associated with the Canadian, Mexican, and federal United States tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
As of September 30, 2025, the Company had a valuation allowance of $1,265,000, against deferred tax assets related to local tax positions in the Unites States, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets.

Income tax expense for the nine months ended September 30, 2025 is estimated to be $2,840,000, approximately 25.9% of income before income taxes. Income tax expense for the nine months ended September 30, 2024 was estimated to be $3,000,000, approximately 18.4% of income before income taxes.
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
12. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and approved amendments on May 14, 2024 and May 15, 2025 (as amended, the "2021 Plan"). The 2021 Plan replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,269,823 shares for issuance. At September 30, 2025, 336,841 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

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

During the nine months ended September 30, 2025 employees withheld 40,953 shares of the Company's common stock to satisfy income withholding obligations in connection with the vesting of restricted stock awards, and in the same period in 2024 the Company withheld 72,658 shares.

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
The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	242,910	$15.76
Granted	110,472	12.81
Vested	(139,495)	14.26
Forfeited	(16,358)	17.71
Unvested balance at September 30, 2025	197,529	$14.90
At September 30, 2025 and 2024, there was $1,937,000 and $2,907,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at September 30, 2025 is expected to be recognized over the weighted-average period of 1.8 years. Total compensation cost related to Restricted Stock grants for the three months ended September 30, 2025 and 2024 was $400,000 and $501,000, respectively. Total compensation cost related to Restricted Stock grants for the nine months ended September 30, 2025 and 2024 was $1,387,000 and $1,914,000, respectively, all of which was recorded to selling, general and administrative expense.
Performance Restricted Stock Awards
The Company grants shares of its common stock to certain officers and key managers in the form of shares of performance based restricted stock ("Performance Restricted Stock Awards"). These awards are measured at the fair value of the Company's common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period to the extent that the performance measures have been satisfied as of the last day of the performance period of the award. The total amount payable as of the award's vesting date is determined by the three year average Operational Income and Return on Capital Employed performance measure achievement. The Company adjusts compensation expense for actual forfeitures as they occur, and for estimated performance measure achievement.
The following summarizes the status of Performance Restricted Stock Awards and changes during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	38,430	$18.35
Granted	68,545	12.81
Vested	—	—
Forfeited	(7,950)	18.28
Unvested balance at September 30, 2025	99,025	$14.52
At September 30, 2025 and 2024, there was $931,000 and $529,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards, respectively. The unrecognized compensation expense at September 30, 2025 is expected to be recognized over the weighted-average period of 2.1 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended September 30, 2025 and 2024 was $121,000 and $61,000, respectively. Total compensation cost related to Performance Restricted Stock grants for the nine months ended September 30, 2025 and 2024 was $259,000 and $153,000, respectively, all of which was recorded to selling, general and administrative expense.

Due to award modification as a part of the Executive Transition announced on August 1, 2025, the Company reclassified 28,744 restricted stock awards and 41,200 performance restricted stock awards to liability-classified awards. This reclassification reduced Paid-in Capital by $45,000 for both the three months and nine months ended September 30, 2025. These awards are measured at the fair value of the Company’s common stock on the modification date and are marked to market at each reporting period. Compensation expense is recognized over the service period of ten months.

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
At September 30, 2025 there was $688,000 of total unrecognized compensation expense related to Phantom Stock Awards. At September 30, 2024 there was $405,000 unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at September 30, 2025 is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to Phantom Stock Awards for the three months ended September 30, 2025 was $72,000. Total compensation cost related to Phantom Stock Awards for the nine months ended September 30, 2025 was $136,000, all of which was recorded to selling, general and administrative expense. There was $14,000 compensation cost related to Phantom Stock Awards for the three and nine months ended September 30, 2024.

14. STOCK REPURCHASE PLAN
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. For the three months ended September 30, 2025 no shares were repurchased. For the nine months ended September 30, 2025, 151,584 shares were repurchased under the program, totaling $2,249,000. For the three and nine months ended September 30, 2024, the company repurchased 111,884 shares and 135,873 shares at an average price of $17.60 and $17.40, totaling cash payment of $1,971,000 and $2,364,000, respectively.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2025 and December 31, 2024 approximate fair value due to the short-term maturities of these financial instruments. As of September 30, 2025 and December 31, 2024, the carrying amounts of the Huntington Term Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at September 30, 2025 relating to the Company’s interest rate swaps and foreign currency derivatives.

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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of September 30, 2025, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $7,354,000 and $29,668,000 as of September 30, 2025 and December 31, 2024, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 10, "Debt", for additional information. The notional contract value of the interest rate swap was $20,312,000 and $21,719,000 as of September 30, 2025 and December 31, 2024, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments September 30, 2025
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$248	Accrued other liabilities	$20
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$138	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$2,080
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$351	Accrued other liabilities	$—
	Other non-current assets	$140	Other non-current liabilities	$—
The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended September 30, 2025 and 2024 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2025	2024		2025	2024
Foreign exchange contracts	$(91)	$(1,756)	Cost of goods sold	$182	$(551)
			Selling, general and administrative expense	$27	$(164)
Interest rate swaps	$(72)	$(427)	Interest expense	$(22)	$132
The following tables summarize the amount of unrealized and realized gain (loss) recognized in AOCI for the nine months ended September 30, 2025 and 2024 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2025	2024		2025	2024
Foreign exchange contracts	$2,147	$(2,972)	Cost of goods sold	$(140)	$(246)
			Selling, general and administrative expense	$(21)	$(54)
Interest rate swaps	$(135)	$121	Interest expense	$218	$406
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the nine months ended September 30, 2025 and 2024 (in thousands):

2024:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2024:
Balance at December 31, 2023	$901	$4,400	$5,301
Other comprehensive income before reclassifications	(2,851)	—	(2,851)
Amounts reclassified from accumulated other comprehensive income	(106)	(483)	(589)
Income tax benefit	621	101	722
Balance at September 30, 2024	$(1,435)	$4,018	$2,583

2025:
Balance at December 31, 2024	$(1,254)	$3,546	$2,292
Other comprehensive income before reclassifications	2,012	—	2,012
Amounts reclassified from accumulated other comprehensive income	(57)	(433)	(490)
Income tax benefit (expense)	(411)	91	(320)
Balance at September 30, 2025	$290	$3,204	$3,494
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

The following tables present selected financial information with respect to our single reporting segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
North America Segment:
Product sales	$54,178	$71,258	$176,823	$231,045
Tooling sales	4,257	1,734	22,298	8,835
North America Segment Total Revenue	58,435	72,992	199,121	239,880

Less:
Variable Cost of Goods Sold	41,850	53,215	142,357	173,686
Fixed Cost of Goods Sold	6,440	7,432	20,522	22,819
Selling, Goods and Administration	7,572	8,740	25,616	27,550
North America Segment Operating Income	2,573	3,605	10,626	15,825

Less:
Net interest (income) expense	34	(144)	18	(99)
Net periodic post retirement benefit	(117)	(138)	(344)	(414)
Income taxes	779	727	2,840	3,000
North America Net Income	1,877	3,160	8,112	13,338

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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, anticipated price changes, as well as anticipated new program launches, the Company expects revenues for 2025 to decrease by approximately 10 to 12 percent as compared to 2024. The Company still anticipates a change in mix in 2025 as compared to 2024 between product revenues and tooling revenues as new programs launch during 2025. Our 2025 revenue outlook also reflects ongoing market uncertainty related to tariffs, as well as expectations that heavy-duty and medium-duty truck pre-buy volumes will be more evenly distributed across future years.

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

Results of Operations

Three Months Ended September 30, 2025, as Compared to Three Months Ended September 30, 2024
Net sales for the three months ended September 30, 2025 and 2024 totaled $58,435,000 and $72,992,000, respectively. Included in net sales were tooling project sales of $4,257,000 and $1,734,000 for the three months ended September 30, 2025 and 2024, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended September 30, 2025 were $54,178,000 compared to $71,258,000 for the same period in 2024. The decrease in sales is primarily the result of lower demand from the medium and heavy-duty truck, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by demand increase and new product launches in the Power Sports, Building Products and industrial and utilities market. The Company's product sales for the three months ended September 30, 2025 compared to the same period in 2024 by market are as follows (in thousands):

	Three months ended September 30,
	2025	2024
Medium and heavy-duty truck	$19,470	$41,324
Power sports	17,548	16,464
Building products	5,862	2,348
Industrial and utilities	5,851	4,961
All other	5,447	6,161
Net product revenue	$54,178	$71,258

Gross margin was 17.4% and 16.9% of sales for the three months ended September 30, 2025 and 2024, respectively. Gross margin compared to last year was favorably impacted by higher operational efficiencies and product mix of 1.6%, offset by lower fixed cost leverage of 0.8% and net changes in selling price and raw material costs of 0.3%.

Selling general and administrative expense ("SG&A") was $7,572,000 for the three months ended September 30, 2025, which includes portfolio optimization related expense of $220,000. Excluding portfolio optimization costs, SG&A cost for the three months ended September 30, 2025 totaled $7,352,000 compared to $8,740,000 for the three months ended September 30, 2024. Decreased SG&A expenses resulted primarily from favorable foreign currency translation of $620,000, lower bonus of $208,000 and lower labor and benefits costs of $134,000.

Net interest expense totaled $34,000 for the three months ended September 30, 2025, compared to net interest income of $144,000 for the three months ended September 30, 2024. Higher interest expense was primarily due to lower interest income of $184,000 from cash accumulation.

Income tax expense for the three months ended September 30, 2025 is estimated to be $779,000, approximately 29.3% of income before income taxes. Income tax expense for the three months ended September 30, 2024 was estimated to be $727,000, approximately 18.7% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions and lower FDII benefit.

The Company recorded net income for the three months ended September 30, 2025 of $1,877,000 or $0.22 per basic and diluted share compared with net income of $3,160,000, or $0.36 per basic and diluted share, for the three months ended September 30, 2024.

Comprehensive income totaled $1,491,000 for the three months ended September 30, 2025, compared to comprehensive income of $1,767,000 for the same period ended September 30, 2024. The decrease was primarily related to lower in net income of $1,283,000, offset by hedging activities of $995,000.

Nine Months Ended September 30, 2025, as Compared to Nine Months Ended September 30, 2024
Net sales for the nine months ended September 30, 2025 and 2024 totaled $199,121,000 and $239,880,000, respectively. Included in net sales were tooling project sales of $22,298,000 and $8,835,000 for the nine months ended September 30, 2025 and 2024, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the nine months ended September 30, 2025 were $176,823,000 compared to $231,045,000 for the same period in 2024. The decrease in sales is primarily the result of lower demand from the medium and heavy-duty truck and power sports, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by new program launches. The Company's product sales for the nine months ended September 30, 2025 compared to the same period in 2024 by market are as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Medium and heavy-duty truck	$80,276	$129,674
Power sports	45,962	56,225
Building products	16,912	14,322
Industrial and utilities	17,095	12,482
All other	16,578	18,342
Net product revenue	$176,823	$231,045

Gross margin was approximately 18.2% of sales for the nine months ended September 30, 2025, compared with 18.1% for the same period in 2024. Gross margin compared to last year increased due to higher net changes in selling price and raw material costs of 1.2%, offset by lower fixed cost leverage of 0.8% and operational inefficiencies and product mix of 0.3%.

SG&A was $25,616,000 for the nine months ended September 30, 2025, which included severance of $979,000 and portfolio optimization related expense of $420,000. Excluding severance and portfolio optimization costs, SG&A cost for the nine months ended September 30, 2025 totaled $24,217,000 compared to SG&A costs of $27,550,000 for the same period in 2024. Decreased SG&A expenses resulted primarily from lower bonus $1,405,000, favorable foreign currency translation of $1,202,000 and lower labor and benefits costs of $858,000.

Net interest expense totaled $18,000 for the nine months ended September 30, 2025 compared to net interest income of $99,000 for the same period in 2024. Higher interest expense was primarily due to lower interest income of $275,000 from cash accumulation.

Income tax expense for the nine months ended September 30, 2025 is estimated to be $2,840,000, approximately 25.9% of income before income taxes. Income tax expense for the same period in 2024 was estimated to be $3,000,000, approximately 18.4% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions and lower FDII benefit.

The Company recorded net income for the nine months ended September 30, 2025 of $8,112,000 or $0.95 per basic share and $0.93 per diluted share, compared with net income of $13,338,000, or $1.53 per basic and $1.51 diluted share, for the same period in 2024.

Comprehensive income totaled $9,314,000 for the nine months ended September 30, 2025, compared to comprehensive income of $10,620,000 for the same period in 2024. The decrease was primarily related to lower net income of $5,226,000 offset by foreign currency hedging activity of $3,933,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of September 30, 2025, the Company had outstanding foreign exchange contracts with notional amounts totaling $7,354,000. As of September 30, 2025, the Company had outstanding interest rate swaps with notional amounts totaling $20,312,000.

Cash provided by operating activities for the nine months ended September 30, 2025 totaled $14,166,000. Net income of $8,112,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $9,504,000 and $1,646,000, respectively. Increased working capital decreased cash provided by operating activities by $4,815,000. Higher working capital was primarily related to changes in accounts receivable, inventories, and prepaid and other assets offset by accounts payable.

Cash used in investing activities for the nine months ended September 30, 2025 was $9,305,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $18,000,000 to $22,000,000 during 2025 on property, plant and equipment purchases for all of the Company's operations, including the Mexico expansion. Following the award of the Volvo Mexico business, the Company announced an invest of approximately $25,000,000 over the next 18 months, with $8,000,000 to $10,000,000 million anticipated to be spent by the end of fiscal 2025 and $2,475,000 spent during the three months ended September 30, 2025. At September 30, 2025, purchase commitments for capital expenditures in progress were $8,948,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the nine months ended September 30, 2025 totaled $4,267,000, which consisted of purchase of treasury stock of $2,249,000, repayments of long-term debt of $1,418,000 and $600,000 for the purchase of treasury stock in exchange for payment of taxes related to net shares settlements of equity awards.
At September 30, 2025, the Company had $42,397,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of September 30, 2025, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of September 30, 2025.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of September 30, 2025 and December 31, 2024. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of September 30, 2025 and December 31, 2024.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 5.93% and 6.33% as of September 30, 2025 and December 31, 2024, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 all of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.93% and 6.11% as of September 30, 2025 and December 31, 2024, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of September 30, 2025 and December 31, 2024. The fair value of the interest rate swap was an asset of $138,000 and $491,000 at September 30, 2025 and December 31, 2024, respectively.

Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of September 30, 2025 or December 31, 2024.

The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of September 30, 2025 and December 31, 2024.
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
The Company did not repurchase any shares of the Company’s common stock during the three months ended September 30, 2025. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs(1)
July 1 to 31, 2025	—	—	—	$2,312,000
August 1 to 31, 2025	—	$—	—	$2,312,000
September 1 to 30, 2025	—	$—	—	$2,312,000
Total	—	—	—	$—

1.On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The Company did not repurchase any shares of the Company’s common stock under the stock repurchase program during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 4, 2025	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	November 4, 2025	By:	/s/ Alex J. Panda
Alex J. Panda
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10	Second Amended and Restated Employment Agreement between Mr. Duvall and the Company, dated August 1, 2025	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2025

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Alex J. Panda, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated November 4, 2025, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)
Certification of Alex J. Panda, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated November 4, 2025, pursuant to 18 U.S.C. Section 1350
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