Form 10-K
period 2025-12-31
CORE MOLDING TECHNOLOGIES INC
filed 2026-03-10
CIK 1026655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
As of June 30, 2025, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $103,000,000, based upon the closing sale price of $16.59 on the NYSE American LLC on June 30, 2025, the last business day of registrant's most recently completed second fiscal quarter. As of March 9, 2026, the latest practicable date, 8,833,231 shares of the registrant’s common stock were issued, which includes 338,554 shares of unvested restricted common stock.
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

•costs and other resources related to Core Molding Technologies' efforts to expand its customer base and grow its business;

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
In general, the Company achieves product growth and diversification in several different ways, including: (1) resourcing of existing structural products from another supplier by an original equipment manufacturer (“OEM”); (2) obtaining new structural products through a selection process in which an OEM solicits bids; (3) successful marketing of structural products for previously non-structural applications; (4) successful marketing of structural products to OEMs outside of our traditional markets; (5) developing of new materials, technology and processes to meet current or prospective customer requirements; (6) converting alternative materials to engineered materials; (7) expanding its business through the direct sale of engineered materials, including Sheet Molding Compound ("SMC"); and (8) acquiring an existing business. The Company's efforts continue to be directed towards all seven of those identified areas.
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
Molded Products
The Company manufactures structural products using compression molding (54 presses), resin transfer molding (4 presses), and injection molding processes (24 presses). As of December 31, 2025, the Company owned 82 molding presses including 18 in its Columbus, Ohio facility; 25 in its Matamoros, Mexico facility; 18 in its Cobourg, Canada facility; 10 in its Gaffney, South Carolina facility; 5 in its Winona, Minnesota facility; and 6 in its Monterrey, Mexico facility. The Company's molding presses range in size from 250 to 5,500 tons.

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
CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT
Capital expenditures totaled approximately $17.3 million, $11.5 million, and $9.1 million in 2025, 2024, and 2023, respectively. These capital expenditures primarily consisted of building and equipment improvements and additional production equipment to manufacture parts.
The Company continuously engages in product development. Research and development activities focus on developing new material formulations, new structural composite products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Likewise, manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Management has estimated that costs related to research and development were approximately $1.4 million, $1.9 million and $1.7 million in 2025, 2024, and 2023, respectively.
MAJOR CUSTOMERS
The Company had five major customers during the years ended December 31, 2025, 2024, and 2023, BRP, Inc. ("BRP"), International Motors, LLC ("International"), PACCAR, Inc. ("PACCAR"), Volvo Group North America, LLC ("Volvo") and Yamaha Motor Corporation ("Yamaha"). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company. The following table presents sales to major customers as a percent of total sales for the years ended December 31:

	2025	2024	2023	Supply Agreement	Supply Agreement Expiration
BRP	14%	10%	14%	Yes	July 31, 2029
International	28%	22%	20%	No	N/A
PACCAR	11%	13%	10%	No	N/A
Yamaha	8%	10%	9%	No	N/A
Volvo	4%	14%	16%	Yes	December 31, 2027
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
OTHER CUSTOMERS
The Company also produces products for other customers and industries, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Sales to these customers individually were all less than 10% of total sales for interim and annual reporting during 2025, 2024, and 2023.

GEOGRAPHIC INFORMATION
Substantially all of the Company's products are sold in U.S. dollars. The following table provides information related to the Company's sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2025	2024	2023
United States	$141,143	$187,973	$234,504
Mexico	109,167	97,896	105,818
Canada	16,703	11,145	11,980
Other	6,785	5,364	5,436
Total	$273,798	$302,378	$357,738

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
MAJOR COMPETITORS
The Company believes that it is one of the largest compounders and molders of thermoset and thermoplastic structural products in North America. The Company faces competition from a number of other molders including, most significantly, Molded Fiber Glass Companies, CSP, Ashley Industrial Molding, René Matériaux Composite Ltée ("RMC"), STS Group, and 20/20 Custom Molded Plastics.
RAW MATERIALS
The principal raw materials used in the Company's processes are unsaturated polyester, vinyl ester, polyethylene, polypropylene, and dicyclopentadiene resins, fiberglass, and various filler's. Other significant raw materials include adhesives for assembly of molded components, in-mold coating, gel-coat, prime paint for preparation of cosmetic surfaces, and hardware (primarily metal components). Many of the raw materials used by the Company are petrochemical-based, natural gas-based, as well as downstream derivatives, and therefore, the costs of certain raw materials can be affected by changes in costs in these upstream commodities. Due to fluctuating commodity prices, suppliers are typically reluctant to enter into agreements that maintain pricing over the term of the agreement. The Company generally has supplier alternatives for each raw material, and regularly evaluates its supply base to improve its overall purchasing position.

Normally we do not carry inventories of raw materials or finished products in excess of what is reasonably required to meet production and shipping schedules, and to manage risk of supply and variation in demand.

CAPACITY CONSTRAINTS
Capacity utilization is measured based on standard cycle times and a standard work week, which can range from five days per week, three-shifts per day to seven days per week, 24x7 operation, depending on the facility and molding process. During times when demand exceeds the standard five day, three -shift capacity, the Company will work weekends to create additional capacity, which can provide capacity utilization percentages greater than 100%. During 2025, the Company has used various methods from overtime to weekend manpower crews to support the customers' production requirements.
The Company measures facility capacity in terms of its large compression molding presses (2,000 tons or greater). The Company owned 25 large compression molding presses at its facilities at December 31, 2025. The capacity utilization in these production facilities was 50% and 73% for the years ended December 31, 2025 and 2024, respectively.
The Company measures facility capacity in terms of its large injection molding presses (750 tons or greater). The Company owned 12 large injection molding presses at its facilities at December 31, 2025. The capacity utilization in these production facilities was 46% and 52% for the years ended December 31, 2025 and 2024, respectively.
BACKLOG
The Company relies on production schedules provided by its customers to plan and implement production. These schedules are normally provided on a weekly basis and typically considered firm for approximately four weeks. Some customers update these schedules daily for changes in demand, allowing them to run their inventories on a “just-in-time” basis. The ordered backlog of four weeks of expected shipments was approximately $16.8 million, 100% of which the Company shipped during the first month of 2026, and $19.1 million at December 31, 2025 and 2024, respectively.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2025, the Company employed a total of 1,239 employees, which consisted of 339 employees in the United States, 727 employees in Mexico and 173 employees in Canada. The salary workforce consisted of 307 employees, while 932 employees were hourly. Four plant locations making up 65.8% of the workforce are covered by collective bargaining agreements.
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 12, 2028	125
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	December 31, 2026	501
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	130
Monterrey, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 14, 2026	59
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
Organizational Development – The Company provides learning and development opportunities across the workforce, including structured leadership development programs designed to support front-line leaders, emerging leaders, and high-potential employees identified through succession and talent planning processes. These development programs reinforce the Company’s core values, strengthen leadership capability, and support long-term succession planning with individual professional growth.
Talent Planning – The Company maintains people management processes designed to attract, develop, and retain a high-performing workforce. Performance management practices align individual objectives with organizational strategic goals and support employee development.
The Company conducts periodic employee engagement surveys along with an online platform to administer ongoing anonymous surveys. These tools provide timely insights that inform action planning, strengthen communication and leadership effectiveness, and support a culture of continuous improvement and employee engagement.
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

Sales to five customers constituted approximately 65% of our 2025 total sales. No other customer accounted for more than 10% of our total sales for this period. The loss of any significant portion of sales to any of our significant customers could have a material adverse effect on our business, results of operations, and financial condition.

Accounts receivable balances with five customers accounted for 68% of accounts receivable at December 31, 2025. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential bad debt losses. If the financial conditions of any of these customers were to deteriorate, impacting their ability to pay their receivables, our reserves may not be adequate which could have a material adverse effect on our business, results of operations, or financial condition.

Beginning in the second half of 2024 and continuing through 2026, our business with Volvo, a significant customer accounting for approximately 14% of our 2024 total sales, transitioned from production programs that the Company supplied to new programs that the Company does not support. There is no assurance that we will be able to replace the loss of any revenue that we may experience from the expiration of our existing production programs with Volvo, or from the loss of any other significant customer whether due to unexpected loss or future expiration of production programs.

Furthermore, these customers may not continue to do business with us as they have in the past and we may not be able to supply these customers or any of our other customers at current levels.

Our business is affected by the cyclical and overall nature of the industries and markets that we serve.

The North American heavy and medium-duty truck industry, on which the demand of our products is largely dependent, is highly cyclical. In 2025, approximately 44% of our product sales was in this industry. The market for this industry fluctuates in response to factors that are beyond our control, such as: general economic conditions; interest rates; federal and state regulations, including engine emissions regulations, import regulations, tariffs (for example, on products imported into or exported from the U.S., including under U.S. or other trade laws or measures, or other key markets); and other taxes, consumer spending, fuel costs, supply chain constraints, our customers' inventory levels and production rates, and the overall strength and variability of the economy. Our manufacturing operations have a significant fixed cost component. Accordingly, during periods of changing demands, including an increase or slowdown in truck demand, the profitability of our operations may change proportionately more than revenues from operations. In particular, the continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action (or inaction) related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs and prices, our customers, our suppliers, and the economy, which in turn could have a material adverse effect on our business, operating results, and financial condition. In addition, our operations are typically seasonal as a result of regular customer maintenance shutdowns, which typically vary from year to year based on production demands and occur in the third and fourth fiscal quarters of each calendar year. This seasonality may result in decreased net sales and profitability during the third and fourth fiscal quarters of each calendar year. Weakness and variability in overall economic conditions or in the markets that we serve, or significant reductions by our customers in their inventory levels or future production rates, could result in decreased demand for our products and could have a material adverse effect on our business, results of operations, or financial condition.

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

We rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Any direct or indirect supply chain disruptions, including from the effects of any imposition of tariffs or retaliatory trade measures, pandemics or epidemics, economic slowdowns, recessions, geopolitical events, natural disasters or similar catastrophes, inflation or rising interest rates, may have an adverse impact on our business, financial condition, results of operations or cash flows. In addition, recent inflationary pressures have resulted in increased raw material, labor and logistics expenses and evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, including the imposition of tariffs and related retaliatory measures, which may force us to face higher costs that could require us to raise prices for our products, which, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures and/or imposition of tariffs, we may not be able to fully offset such higher costs through price increases. Our inability to do so, or any significant delay in our ability to act, could materially harm our results of operations and financial condition.

Long-term fixed price customer contracts could adversely impact operating results in an inflationary economy.

In order to obtain new business in a competitive environment, the Company enters into long-term contracts that fix the customer product price and requires the Company to accept all product orders pursuant to such contracts. These fixed price customer contracts allow for certain price increases but may not provide for recovery of all of the Company's cost increases. As a result, if the Company’s operating costs, such as raw material, labor and overhead costs, increase the Company may not be able to increase the price of products sold to customers under such contracts as well as others enough to offset operating costs increases, which could adversely affect our operating results and financial condition.

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
Our success largely depends on the efforts and abilities of our key personnel and our continuing ability to attract and retain highly qualified personnel. Their skills, experience, and industry contacts significantly benefit us. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and government regulations or policies and enforcement. The increasing competition for highly skilled and talented employees has resulted, and could in the future result, in higher compensation costs resulting in difficulties in maintaining a capable workforce. If we are unable to hire and retain skilled employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in the availability of skilled laborers, such as overtime and third-party outsourcing, have unintended negative effects, then our business could be adversely affected. A sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing facilities and overall business and have other adverse effects on our results of operations and financial condition.
Work stoppages or other labor issues at our facilities or at our customers' facilities, or those of our supplies or vendors, could adversely affect our business, results of operations or financial condition.
As of December 31, 2025, unions at our Columbus, Ohio, Matamoros and Monterrey, Mexico, and Cobourg, Canada facilities represented approximately 65.8% of our entire workforce. As a result, we are subject to the risk of work stoppages and other labor-relations matters. The current Columbus, Ohio, Matamoros, Mexico, Cobourg, Canada, and Monterrey, Mexico union contracts extend through August 12, 2028, December 31, 2026, November 1, 2025 and February 14, 2026, respectively. Any prolonged work stoppage or strike at our unionized facilities could have a material adverse effect on our business, results of operations, or financial condition. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition.
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
We operate manufacturing facilities in Matamoros and Monterrey, Mexico and Cobourg, Canada. As a result, a significant portion of our business and operations is subject to the risk of changes in economic conditions, tax systems, consumer preferences, social conditions, safety and security conditions, and political conditions inherent in Mexico and Canada, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws, policies and regulations relating to foreign trade, investment and relations with these two countries. Changes in laws, policies and regulations related to foreign trade, investment and relations may have an adverse effect on our results of operations, financial condition, or cash flows. Similarly, the potential imposition of tariffs, especially in Mexico, may lead to further challenges that may negatively affect our business if there is a resulting reduction in demand for our products, result in the loss of customers and harm our competitive position in key markets.

Changes in U.S. trade policy, including the imposition of new or increased tariffs and the resulting consequences, as well as U.S. foreign relations, could have an adverse effect on our business, operating results, and financial condition.
Evolving U.S. trade policies and foreign relations could make sourcing and selling products between foreign countries difficult and costly, as the Company and its customers sell foreign produced products into the U.S. and the Company sources a portion of its raw materials used in production from outside of the U.S. For example, in early 2025, the current U.S. administration announced significant new tariffs on foreign imports into the U.S., specifically from Mexico and Canada, all of which were subsequently postponed for 30 days prior to becoming effective. We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict the outcome of negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs and prices, our customers, our suppliers, and the economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
Our business is subject to risks associated with manufacturing equipment and infrastructure.
We convert raw materials into molded products through a manufacturing process at each production facility. A catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, natural disaster, interruption or stoppage due to regulatory or governmental action, or other reasons, whether short or long-term, could have a material adverse effect on our business, results of operations, or financial condition.
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
Any acquisitions may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel, operations, and administrative functions of the acquired business with those of ours and to manage the combined company on a going forward basis. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize.
If we are unable to meet future capital requirements, our business may be adversely affected.
As we grow our business, we may have to incur significant capital expenditures. We may make capital investments to, among other things, build new or upgrade our facilities, purchase equipment, and enhance our production processes. We may not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures we may not have the capability to support our customer demands, which in turn could reduce our sales and profitability and impair our ability to satisfy our customers' expectations. The need for additional capital may necessitate that the Company incur further indebtedness or issue additional stock in the equity markets in order to raise the capital needed. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all, or result in any commercially acceptable products.

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
We may incur costs, time, and other resources by developing strategies, plans, and programs to expand and grow our business which may produce short term success but not achieve the targeted or promoted growth, revenue or profitability projections, estimates or targets that we set and announce which may negatively impact our financial results and not achieve some or all of the expected benefits of these strategies, plans, or programs.
Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy or plans for growth and expansion if unforeseen factors emerge diminishing the current levels or any future expected growth in our business, or we experience increased pressure on our margins. Furthermore, our future growth is dependent in part on us making the right investments at the right time in people, technology, product development, manufacturing capacity and/or locations, and to expand into new markets where our business and products will thrive. If we fail to realize expected rates of return on our investments, we may incur losses on such investments to implement or growth strategies or plans and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors and unplanned losses. As a result, costs and expenses relating to such growth strategies and plans may vary significantly from year to year depending on the scope of such activities. Such costs and expenses could adversely impact our financial results.
Failure to manage periods of growth or contraction may seriously harm our business.
Our industry frequently sees periods of expansion and contraction which require companies to adjust to customers’ needs and market demands. We regularly contend with these issues and must carefully manage our business to meet customer and market requirements. If we fail to manage these growth and contraction decisions effectively, we may find ourselves with either excess or insufficient resources and our business and our profitability could suffer as a result.
Periods of contraction or reduced net sales, or other factors negatively affecting particular markets, require us to assess whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entails short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results and result in restructuring charges.
Expansions, including the transfer of operations to other facilities and aggressive growth strategies, include the risk of additional costs and start-up inefficiencies. If we are unable to effectively manage our expansion projects or related anticipated net sales are not realized, our operating results could be materially adversely affected.
We may be unable to successfully execute and realize the expected financial benefits from strategic initiatives.

From time to time, our business has engaged in strategic initiatives for growth and other objectives, and such activities may occur in the future. While we expect meaningful financial benefits from our strategic initiatives, we may not realize the full benefits expected within the anticipated timeframe. Adverse effects from strategy-driven organizational or operational changes or initiatives could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement strategic initiatives may be limited by certain contractual commitments. Moreover, we may incur substantial expenses in connection with the execution of strategic plans in excess of what is forecasted. Further, strategic initiatives can be a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
Customers may cancel, delay or change the scope of projects or orders. As a result, unexpected changes or fluctuation in our backlog can impact our on production schedules and implementation of our production processes which can have an adverse effect on our financial results and not be indicative of our future revenue or financial performance..
Customers may cancel, delay or change the scope of projects or orders for reasons beyond our control. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog and the typical timeline for our ordered backlog of expected shipments may be extended for a period of time that impacts our revenues and productions schedules which can have an adverse impact on our financial performance and revenue projections. Furthermore, if we receive relatively large orders in any given quarter or time period, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues and there is no guarantee that we will ship all orders that comprise our backlog.
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
Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, our relatively small public float, changes in securities analysts' estimates of our future earnings, the loss of major customers, or significant business developments relating to us or our competitors, and other factors, including those described in this “Risk Factors” section. Our common stock also has a low average daily trading volume, which limits a person's ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively few number of shares are being traded. On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. Company stock repurchases under the program may result in common stock price and volume fluctuations. During the year ended December 31, 2025, the Company repurchased 201,999 common shares under the stock repurchase program and had a remaining repurchase authorization of $1,387,000 as of December 31, 2025.
We have incurred impairment charges in the past and we may be required to incur additional impairment charges in the future on a portion or all of the carrying value of our goodwill or other intangible assets associated with our reporting unit which may adversely affect our financial condition and results of operations.
Each year, and more frequently on an interim basis if appropriate, we are required by ASC Topic 350, “Intangibles-Goodwill and Other,” to assess the carrying value of our indefinite lived intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting unit including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. As of December 31, 2025, goodwill and indefinite lived intangibles were $20,855,000, or 9.1% of our total assets. If operating earnings fall below forecasted operating earnings, we would perform an interim or annual goodwill impairment analysis. Should that analysis conclude that the reporting unit’s fair value were to be below carrying value a goodwill impairment charge would be necessary. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.
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
Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition, and results of operations.
Our future success depends, in part, upon our ability to protect our intellectual property. We rely principally on nondisclosure agreements, other contractual arrangements, trade secret law, trademark registration, and patents to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or to prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition, and results of operations.
We could also be subject to claims that we may be infringing certain patent or other intellectual property rights of third parties. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, reduce the market value of our products and services, lower our profits, and could otherwise have an adverse effect on our business, financial condition, and results of operations.
Finally, certain subcontractors, vendors, and third parties provide services that are complimentary and compatible with our products and processes. If we are unable to secure access and/or rights to any such third party services, our ability to continue to produce our products without interruption could be challenged, which could materially and adversely impact our business, financial condition, results of operation, and demand for our products.
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
We may use artificial intelligence in our business and operations, and challenges with effectively managing its use could harm our business and expose us to costly liability.
Our use of artificial intelligence technologies carries inherent risks, and there can be no assurance that our use of artificial intelligence will enhance our products or achieve any improvements in innovation or efficiency. In addition, we could be exposed to liability as a result of any misuse of artificial intelligence and machine learning-technology by our personnel while carrying out Company responsibilities. We also face risks of competitive disadvantage if our competitors more effectively use artificial intelligence to drive internal efficiencies or create new or enhanced products. If we fail to effectively manage our use of artificial intelligence in our business and operations, our business could be harmed or we could be exposed to costly liability, which in turn could adversely affect our results of operations and financial condition.
Cybersecurity incidents may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.
Cybersecurity incidents across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, vendors, suppliers, and their products. We have been subject to cybersecurity incidents in the past. Based on information known to date, past incidents have not had a material impact on our financial condition or results of operations. Additionally, if our controls are not effective in timely identifying the occurrence of material cybersecurity incidents involving our information systems or data, then we may not comply with the SEC’s cybersecurity disclosure regulations, which could lead to regulatory action, fines, penalties, inquiries or reprimands that adversely impact our business, as well as lead to a decline in customer engagement or confidence, negative publicity, and possibly an increase in our operating costs to improve monitoring and compliance features relating to cybersecurity. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. We, or third parties who provide material services to us, may experience such incidents in the future, potentially with more frequency or sophistication. In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. Failures of our IT systems as a result of cybersecurity incidents or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity incidents or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to implement safeguards on our systems and mitigate potential risks, our actions may not be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Economic Conditions
Economic conditions and disruptions in the financial markets could have an adverse effect on our business, financial condition, and results of operations.
Disruptions or unpredictable variability in the financial markets could have a material adverse effect on our liquidity and financial condition if our ability to borrow money were to be impaired. Disruptions or unpredictable variability in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations will depend on our future performance, which could be affected by, among other things, prevailing economic conditions. Disruptions in the financial markets may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers' ability to finance the sale of their products or our suppliers' ability to provide us with raw materials, either of which could adversely affect our business and results of operations.
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
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NYSE American LLC under the symbol “CMT”. The Company's common stock was held by 280 holders of record on March 09, 2026.
We repurchased 242,952 shares of our common stock during the year ended December 31, 2025. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs(1)
October 1 to 31, 2025	24,526	$18.46	24,526	$1,859,000
November 1 to 30, 2025	20,978	18.10	20,978	1,479,000
December 1 to 31, 2025	4,911	18.61	4,911	1,387,000
Total	50,415	$18.33	50,415	—

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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2025 the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products, industrial and utilities and other commercial markets. Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in the United States, Canada and Mexico.
BUSINESS OVERVIEW
General
The Company’s business and operating results are directly affected by changes in overall customer demand, operational costs, and performance and leverage of our fixed cost and selling, general and administrative ("SG&A") infrastructure.
Product sales fluctuate in response to several factors, including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, labor availability, and our customers’ production rates and inventory levels. Product sales consist of demand from customers in many different markets with different levels of cyclicality and seasonality. The Company's largest market, North American truck, which is highly cyclical, accounted for 44%, 56%, and 52% of the Company’s product revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Business Outlook
Looking forward, based on industry analyst projections, customer forecasts, cyclical demand, anticipated program launches and price changes, the Company expects revenues for the calendar year 2026 to increase by approximately 0 to 5 percent as compared to 2025 and the second half of 2026 to be greater than the first half of 2026. The Company also expects a consistent mix in 2026 as compared to 2025 between product revenues and tooling revenues as new programs launch during 2026. In 2026, the Company expects to incur incremental one-time costs of approximately $2,500,000 in connection with the Mexico Expansion Project, primarily related to press relocations and the temporary overlap of two facility leases in Monterrey, as well as approximately $1,000,000 associated with the Company’s succession plan. Both expenses will primarily be incurred during the first half of 2026 and will be recorded in Selling, General, and Administrative expenses.

The Company continues to monitor evolving geopolitical tensions involving Iran and any potential impact such developments may have on global supply chains, such as cost and availability. While disruptions could create volatility in the costs of certain inputs used in the Company’s manufacturing processes, the Company maintains contractual raw material adjustment mechanisms with many of its customers that allow for changes in material costs to be passed through, which may help mitigate the financial impact of such fluctuations.

2025 compared to 2024
Net sales for the years ended December 31, 2025 and 2024 totaled $273,798,000 and $302,378,000, respectively. Included in total sales were tooling project sales of $41,593,000 and $11,286,000 for the years ended December 31, 2025 and 2024, respectively. These sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the year ended December 31, 2025 were $232,205,000 compared to $291,092,000 for the same period in 2024. The decrease in sales is primarily the result of lower demand from the medium and heavy-duty truck and power sports, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by new program launches and price increases.
The Company's product sales for the year ended December 31, 2025 compared to the same period of 2024 by market are as follows (in thousands):

	2025	2024
Medium and heavy-duty truck	$101,305	163,915
Power sports	$63,480	68,445
Building products	$22,522	17,011
Industrial and utilities	$22,614	18,829
All other	$22,284	22,892
Net product revenue	$232,205	$291,092
Gross margin was approximately 17.4% of sales for the year ended December 31, 2025, compared with 17.6% for the year ended December 31, 2024. The gross margin percentage decrease was due to unfavorable product mix and production inefficiencies of 1.0% offset by net changes in selling price and raw material cost of 0.8%.

Selling, general and administrative expense ("SG&A") totaled $33,364,000 for the year ended December 31, 2025, which included severance expense of $1,455,000 and portfolio optimization related expense of $420,000. Excluding severance and portfolio optimization costs, SG&A cost for the year ended December 31, 2025 totaled $31,489,000 compared to $35,271,000, when excluding $1,294,000 of severance costs in 2024. Decreased SG&A expenses resulted primarily from lower bonus, labor and benefits of $2,044,000 and lower stock compensation of $761,000, offset by higher healthcare cost of $628,000.
Net interest expense totaled $1,000 for the year ended December 31, 2025, compared to net interest income of $193,000 for the year ended December 31, 2024. The Company recognized interest income of $1,218,000 from investment of the Company's accumulated cash balances during the year ended December 31, 2025 compared to $1,443,000 in 2024.
Income tax expense was approximately $3,482,000, or 23.7% of total income before income taxes for the year ended December 31, 2025. Income tax expense was approximately $4,182,000, or 23.9% of total income before income taxes for the year ended December 31, 2024.
The Company recorded net income for 2025 of $11,195,000 or $1.29 per diluted share, compared with net income of $13,299,000 or $1.51 per diluted share for 2024.
Comprehensive income totaled $12,841,000 in 2025, compared with comprehensive income of $10,290,000 in 2024. The increase was primarily related to increase of foreign currency hedges of $4,605,000 offset by decreases in net income of $2,104,000.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of December 31, 2025, the Company had outstanding foreign exchange contracts and interest rate swaps with notional amounts totaling $66,856,000 and $19,843,000, respectively. At December 31, 2024, the Company had outstanding foreign exchange contracts and interest rate swaps with notional amounts totaling $29,668,000 and $21,719,000, respectively.
Cash provided by operating activities totaled $19,185,000 for the year ended December 31, 2025. Net income of $11,195,000 positively impacted operating cash flows. Cash flows were positively impacted by non-cash deductions in net income from depreciation and amortization and share based compensation of $12,348,000 and $1,788,000, respectively. An increase in working capital of $5,332,000 resulted in a decrease in cash. The decrease in cash from working capital was primarily related to net changes in accounts payable, inventory and prepaid and other assets.
Cash used in investing activities totaled $17,268,000 for the year ended December 31, 2025, of which $10,809,000 relates to purchases of property, plant and equipment for additional capacity, automation, new programs and equipment improvements at the Company’s production facilities and $6,459,000 relates to the Mexico expansion project. At December 31, 2025, purchase commitments for capital expenditures in progress were approximately $13,766,000. The Company anticipates spending approximately $25,000,000 to $30,000,000 during 2026 on property, plant and equipment purchases for all of the Company's operations. Included in the Company's anticipated spending in 2026 is approximately $18,000,000 to $20,000,000 for the Mexico expansion project.
Cash used in financing activities totaled $5,662,000 for the year ended December 31, 2025. Cash activity primarily consisted of the purchase of treasury stock related to the Company's stock buy back plan of $3,174,000, repayments of long-term debt of $1,887,000 and purchase of treasury stock of $601,000 in exchange for payment of taxes related to net share settlements of equity awards.
At December 31, 2025, the Company had $38,058,000 of cash on hand, an available revolving line of credit of $25,000,000 and capex line of credit of $25,000,000. If a material adverse change in the financial position of the Company should occur, or if actual sales or expenses are substantially different than what has been forecasted, the Company's liquidity and ability to obtain further financing to fund future operating and capital requirements could be negatively impacted.
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2025.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

In connection with the credit agreement, the Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2025 and 2024 was $129,000 and $210,000, respectively.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2025). Proceeds of the Huntington Capex Loan would be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none is outstanding as of December 31, 2025. The interest rate for the Huntington Revolving Loan was 5.46% as of December 31, 2025.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.46% as of December 31, 2025.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $23,000 at December 31, 2025.

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
The following table provides aggregated information about the maturities of contractual obligations and other long-term liabilities as of December 31, 2025:

	2026	2027	2028	2029	2030 and after	Total
Long-term debt	$2,135,000	$17,708,000	$—	$—	$—	$19,843,000
Interest(A)	891,000	596,000	—	—	—	1,487,000
Operating lease obligations	2,599,000	2,311,000	2,355,000	2,382,000	9,781,000	19,428,000
Contractual commitments for capital expenditures	$13,766,000	—	—	—	—	13,766,000
Post retirement benefits	182,000	176,000	180,000	184,000	2,565,000	3,287,000
Total	$19,573,000	$20,791,000	$2,535,000	$2,566,000	$12,346,000	$57,811,000
(A)Estimated future interest payments based on the effective interest rate as of December 31, 2025.
As of December 31, 2025 and 2024, the Company had no significant off-balance sheet arrangements.
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
Accounts Receivable Allowances
Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determined that $58,000 allowance for credit losses was needed at December 31, 2025 and no allowances for credit losses was needed at December 31, 2024. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $212,000 at December 31, 2025 and $227,000 at December 31, 2024.
Inventories
Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,137,000 at December 31, 2025 and $1,392,000 at December 31, 2024.
Long-Lived Assets
Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates, whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2025, 2024, and 2023.
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
The Company performed its annual impairment test for the years end December 31, 2025 and 2024, and determined there was no impairment of the Company’s goodwill.
Self-Insurance
The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2025 and December 31, 2024 of $845,000 and $1,087,000, respectively. The accrual was included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.
Post-Retirement Benefits
Management records an accrual for post-retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 14 - Post Retirement Benefits. The Company had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,287,000 at December 31, 2025 and $3,298,000 at December 31, 2024.
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
As of December 31, 2025 the Company had a net deferred tax asset of $1,402,000 and $221,000 related to tax positions in Mexico and Canada and deferred tax liabilities of $1,035,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of December 31, 2025, the Company had a valuation allowance of $1,327,000 against the deferred tax asset related to local (city) jurisdiction tax positions, due to cumulative losses over the last three years in the local jurisdiction and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the net deferred tax assets associated with the Mexican and Canada tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
Management recognizes the financial statement effects of a tax position when it is more likely than not the position will be sustained upon examination.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosures regarding income taxes paid. The Company has fully implemented the requirements of ASU 2023-09 for the current reporting period and has included the corresponding disaggregated reconciliation tables and income tax paid disclosures within the related footnote. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. (See Note 13, Income Taxes.)

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

Stockholders and the Board of Directors of
Core Molding Technologies, Inc. and Subsidiaries
Columbus, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Core Molding Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and Schedule II (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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
March 10, 2026

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)

	Years Ended December 31,
	2025	2024	2023

Net sales	$273,798	$302,378	$357,738

Total cost of sales	226,216	249,118	293,218

Gross margin	47,582	53,260	64,520

Selling, general and administrative expense	33,364	36,565	37,983

Operating income	14,218	16,695	26,537

Other income and expense
Net periodic post-retirement benefit	(460)	(593)	(220)
Net interest (income) expense	1	(193)	1,011
Total other (income) and expense	(459)	(786)	791

Income before income taxes	14,677	17,481	25,746

Income taxes:
Current	4,312	3,709	2,949
Deferred	(830)	473	2,473
Total income taxes	3,482	4,182	5,422

Net income	$11,195	$13,299	$20,324

Net income per share of common stock:
Basic	$1.31	$1.53	$2.37
Diluted	$1.29	$1.51	$2.31

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$11,195	$13,299	$20,324

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	3,134	(2,700)	706
Income tax benefit (expense)	(658)	571	(161)

Interest rate hedging derivatives:
Unrealized hedge loss	(468)	(33)	(240)
Income tax benefit	96	7	50

Post retirement benefit plan adjustments:
Net actuarial gain (loss)	(71)	(740)	3,026
Prior service costs	(496)	(496)	(496)
Income tax benefit (expense)	109	382	(637)

Comprehensive income	$12,841	$10,290	$22,572

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$38,058	$41,803
Accounts receivable, net	30,831	30,118
Inventories, net	19,715	18,346
Foreign tax receivable	6,565	5,861
Prepaid expenses and other current assets	8,159	6,760
Total current assets	103,328	102,888

Right of use asset	14,494	2,112
Property, plant and equipment, net	86,940	80,807
Goodwill	17,376	17,376
Intangibles, net	3,479	4,430
Other non-current assets	2,515	1,937
Total Assets	$228,132	$209,550

Liabilities and Stockholders' Equity:
Liabilities:
Current liabilities:
Current portion of long-term debt	$2,075	$1,814
Accounts payable	14,924	17,115
Contract liabilities	5,018	2,286
Accrued liabilities:
Compensation and related benefits	4,988	7,585
Other	7,168	7,911
Total current liabilities	34,173	36,711

Other non-current liabilities	1,935	1,623
Lease liabilities	13,113	997
Long-term debt	17,639	19,706
Post retirement benefits liability	3,101	3,152
Total Liabilities	69,961	62,189
Commitments and Contingencies
Stockholders' Equity:
Preferred stock — $0.01 par value, authorized shares - 10,000,000; no shares outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock — $0.01 par value, authorized shares - 20,000,000; outstanding shares: 8,510,938 at December 31, 2025 and 8,614,395 at December 31, 2024	85	86
Paid-in capital	47,503	45,760
Accumulated other comprehensive income, net of income taxes	3,938	2,292
Treasury stock — at cost, 4,479,805 shares at December 31, 2025 and 4,236,853 shares at December 31, 2024	(39,918)	(36,145)
Retained earnings	146,563	135,368
Total Stockholders' Equity	158,171	147,361
Total Liabilities and Stockholders' Equity	$228,132	$209,550

See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	8,417,656	$84	$40,342	$3,053	$(29,099)	$101,745	$116,125
Net income						20,324	20,324
Change in post retirement benefits, net of tax of $637				1,893			1,893
Change in foreign currency hedge, net of tax of $161				545			545
Change in interest rate swaps, net of tax of $50				(190)			(190)
Restricted stock vested	262,788	2					2
Purchase of treasury stock related to net settlement of equity awards	(125,701)	(1)			(2,669)		(2,670)
Exercise of SARs	100,641	1					1
Share-based compensation			2,923				2,923
Balance at December 31, 2023	8,655,384	$86	$43,265	$5,301	$(31,768)	$122,069	$138,953
Net income						13,299	13,299
Change in post retirement benefits, net of tax of $382				(854)			(854)
Change in foreign currency hedge, net of tax of $571				(2,129)			(2,129)
Change in interest rate swaps, net of tax of $7				(26)			(26)
Restricted stock vested	203,712	2					2
Purchase of treasury stock related to net settlement of equity awards	(72,658)	(1)			(1,439)		(1,440)
Purchase of treasury stock	(172,043)	(1)			(2,938)		(2,939)
Share-based compensation			2,495				2,495
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361
Net income						11,195	11,195
Change in post retirement benefits, net of tax of $109				(458)			(458)
Change in foreign currency hedge, net of tax of $658				2,476			2,476
Change in interest rate swap, net of tax of $96				(372)			(372)
Restricted stock vested	139,495	1					1
Purchase of treasury stock related to net settlement of equity awards	(40,953)	—			(601)		(601)
Purchase of treasury stock	(201,999)	(2)			(3,172)		(3,174)
Share-based compensation			1,788				1,788
Unvested equity awards transition to liability accounting			(45)				(45)

Balance at December 31, 2025	8,510,938	$85	$47,503	$3,938	$(39,918)	$146,563	$158,171
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$11,195	$13,299	$20,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,348	13,399	12,912
Deferred income taxes	(830)	473	2,473
Share-based compensation	1,788	2,495	2,923
Loss on disposal of assets	563	241	80
Loss (gain) on foreign currency	(547)	1,180	(58)
Change in operating assets and liabilities:
Accounts receivable	(713)	11,593	2,550
Inventories	(1,369)	3,718	1,808
Prepaid and other assets	(1,243)	1,673	(5,825)
Accounts payable	(2,447)	(8,105)	(4,916)
Accrued and other liabilities	1,030	(3,729)	3,551
Post retirement benefits liability	(590)	(1,086)	(980)
Net cash provided by operating activities	19,185	35,151	34,842
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,268)	(11,525)	(9,100)
Net cash used in investing activities	(17,268)	(11,525)	(9,100)
Cash flows from financing activities:
Gross borrowings on revolving loans	—	—	37,098
Gross repayment on revolving loans	—	—	(38,962)
Payment of principal of term loan	(1,887)	(1,548)	(1,288)
Payments for taxes related to net share settlement of equity awards	(601)	(1,440)	(2,669)
Purchase of shares of common stock	(3,174)	(2,939)	—
Net cash used in financing activities	(5,662)	(5,927)	(5,821)
Net change in cash and cash equivalents	(3,745)	17,699	19,921
Cash and cash equivalents at beginning of year	41,803	24,104	4,183
Cash and cash equivalents at end of year	$38,058	$41,803	$24,104
Cash paid for:
Interest	$1,021	$1,074	$1,234
Income taxes	$3,671	$2,158	$5,250
Non-cash investing activities:
Fixed asset purchases in accounts payable	$1,111	$367	$298
See notes to consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Basis of Presentation
Core Molding Technologies and its subsidiaries operate in the engineered materials market as one operating segment as a molder of thermoplastic and thermoset structural products. During the year ended December 31, 2025, the Company's operating segment consisted of one component reporting unit. The Company produces and sells molded products for varied markets, including medium and heavy-duty trucks, power sports, building products and other industrial markets. The Company offers customers a wide range of manufacturing processes to fit various program volumes and investment requirements. These processes include compression molding of sheet molding compound ("SMC"), resin transfer molding ("RTM"), liquid molding of dicyclopentadiene ("DCPD"), spray-up and hand-lay-up, direct long-fiber thermoplastics ("D-LFT") and structural foam and structural web injection molding ("SIM"). Core Molding Technologies has its headquarters in Columbus, Ohio, and operates six production facilities in the following locations: Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; Matamoros and Escobedo, Mexico; and Cobourg, Ontario, Canada. All production facilities produce structural composite products.
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
Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $38,058,000 cash on hand at December 31, 2025 and had $41,803,000 cash on hand at December 31, 2024.

Accounts Receivable Allowances - Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determined that $58,000 allowance for credit losses was needed at December 31, 2025 and no allowances for credit losses was needed at December 31, 2024. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $212,000 at December 31, 2025 and $227,000 at December 31, 2024.
Inventories - Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,137,000 at December 31, 2025 and $1,392,000 at December 31, 2024.
Inventories, net consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials and components	$11,660	$11,656
Work in process	2,146	2,368
Finished goods	5,909	4,322
Total inventories, net	$19,715	$18,346
Contract Assets/Liabilities - Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. Contract assets are classified as current and are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Contract assets as of December 31, 2025 and 2024 are $59,000 and $758,000, respectively. During the years ended December 31, 2025 and December 31, 2024, the Company recognized no impairments on contract assets. Contract liabilities are classified as current on the Consolidated Balance Sheets as of December 31, 2025 and 2024. Contract liabilities as of December 31, 2025 and 2024 are $5,018,000 and $2,286,000, respectively. The Company recognized $11,592,000 and $6,069,000 for the years ended December 31, 2025 and 2024, respectively, corresponding with revenue from contract liabilities related to jobs outstanding at December 31, 2024 and December 31, 2023, respectively.
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
Long-Lived Assets - Long-lived assets consist primarily of property, plant and equipment and finite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for long-lived assets on the basis of undiscounted expected future cash flows from operations before interest. There was no impairment of the Company's long-lived assets for the years ended December 31, 2025, 2024 and 2023.

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
Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit specific events and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform a quantitative impairment test. If the Company elects to bypass the qualitative assessment for the reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of the reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.
The Company performed its annual impairment test for the years end December 31, 2025 and 2024, and determined there was no impairment of the Company’s goodwill.
Income Taxes - The Company records deferred income taxes for differences between the financial reporting basis and income tax basis of assets and liabilities. A detailed breakout is located in Note 13 - Income Taxes.
Self-Insurance - The Company is self-insured with respect to Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at December 31, 2025 and December 31, 2024 of $845,000 and $1,087,000, respectively. The accrual was included within the Other Current Liabilities on the Company's Consolidated Balance Sheets.
Post Retirement Benefits - Management records an accrual for post retirement costs associated with the health care plan sponsored by the Company for certain retirees. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on the Company's operations. The effect of a change in healthcare costs is described in Note 14 - Post Retirement Benefits. Core Molding Technologies had a liability for post retirement healthcare benefits based on actuarial computed estimates of $3,287,000 at December 31, 2025 and $3,298,000 at December 31, 2024.
Fair Value of Financial Instruments - The Company's financial instruments historically consist of long-term debt, revolving loans, interest rate swaps, foreign currency hedges, accounts receivable, and accounts payable. Further detail is located in Note 16 - Fair Value of Financial Instruments.
Concentration Risks - The Company has concentration risk related to significant amounts of sales and accounts receivable with certain customers. The Company had five major customers during the year end December 31, 2025, BRP, Inc. (“BRP”), International Motors, LLC (“International”), PACCAR, Inc. (“PACCAR”), Yamaha Motor Corporation (“Yamaha”), and Volvo Group North America, LLC (“Volvo”). Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period. Sales to five major customers comprised 65%, 69% and 68% of total sales in 2025, 2024 and 2023, respectively (see Note 4 - Major Customers). Concentrations of accounts receivable balances with five customers accounted for 68% and 71% of accounts receivable at December 31, 2025 and 2024, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses, and such bad debt losses have been historically within the Company's expectations.

As of December 31, 2025, the Company employed a total of 1,239 employees, which consisted of 339 employees in the United States, 727 employees in Mexico and 173 employees in Canada. The salary workforce consisted of 307 employees, while 932 employees were hourly. Four plant locations making up 65.8% of the workforce are covered by collective bargaining agreements.
Details on the collective bargaining agreements are as follows:

Plant Location	Union Name	Expiration Date	Employees
Columbus, Ohio	International Association of Machinists and Aerospace Workers ("IAM")	August 12, 2028	125
Matamoros, Mexico	Sindicato de Jorneleros y Obreros	December 31, 2026	501
Cobourg, Canada	United Food & Commercial Workers Canada ("UFCW")	November 1, 2025	130
Monterrey, Mexico	Sindicato de trabajadores de la industria metalica y del comercio del estado de Nuevo Leon Presidente Benito Juarez Garcia C.T.M.	February 14, 2026	59
Earnings per Share of Common Stock - Basic earnings per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method. Certain of the Company's restricted shares are entitled to receive dividends and voting rights applicable to the Company's common stock, irrespective of any vesting requirement. These restricted shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share. A detailed computation of earnings per share is located in Note 3 - Net Income per Share of Common Stock.
Research and Development - Research and development activities focus on developing new material formulations, new products, new production capabilities and processes, and improving existing products and manufacturing processes. The Company does not maintain a separate research and development organization or facility, but uses its production equipment, as necessary, to support these efforts and cooperates with its customers and its suppliers in research and development efforts. Manpower to direct and advance research and development is integrated with the existing manufacturing, engineering, production, and quality organizations. Research and development costs, which are expensed as incurred, totaled approximately $1.4 million, $1.9 million and $1.7 million in 2025, 2024 and 2023.
Foreign Currency - The functional currency for the Mexican and Canadian operations is the United States Dollar. All foreign currency asset and liability amounts are remeasured into United States Dollars at end-of-period exchange rates. Income statement accounts are remeasured at the weighted monthly average rates. Gains and losses resulting from remeasurement of foreign currency financial statements into United States Dollars and gains and losses resulting from foreign currency transactions are included in current results of operations. Net foreign currency remeasurement and transaction activity is included in selling, general and administrative expense. This activity resulted in income of $456,000 in 2025, expense of $1,045,000 in 2024, and an income of $291,000 in 2023.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosures regarding income taxes paid. The Company has fully implemented the requirements of ASU 2023-09 for the current reporting period and has included the corresponding disaggregated reconciliation tables and income tax paid disclosures within the related footnote. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. (See Note 13, Income Taxes.)

3.    Net Income per Share of Common Stock
Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive stock appreciation rights and restricted stock under the treasury stock method.
On May 13, 2021, the Company's shareholders approved the 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (as amended, the “2006 Plan”). The 2021 Plan provides restricted stock award recipients voting rights equivalent to the Company's common stock and accrual of dividends but not receipt of dividends until all conditions or restrictions related to such award have been satisfied. Accordingly, the restricted shares are not considered participating shares. The 2006 Plan provided restricted stock award recipients voting rights equivalent to the Company’s common stock and accrual and receipt of dividends irrespective of any conditions or restrictions related to such award being satisfied. Accordingly, the restricted shares granted from the 2006 Plan are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share.
The computation of basic and diluted net income per share of common stock is as follows (in thousands, except for per share data):

	December 31,
	2025	2024	2023
Net income	$11,195	$13,299	$20,324
Less: net income allocated to participating securities	—	—	81
Net income available to common stockholders	$11,195	$13,299	$20,243

Weighted average shares of common stock — basic	8,569	8,693	8,550
Effect of dilutive securities	129	94	222
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,698	8,787	8,772

Basic net income per share of common stock	$1.31	$1.53	$2.37
Diluted net income per share of common stock	$1.29	$1.51	$2.31
The computation of basic and diluted net income per participating share is as follows (in thousands, except for per share data):

	December 31,
	2025	2024	2023
Net income allocated to participating securities	$—	$—	81

Weighted average participating shares outstanding — basic	—	—	34
Effect of dilutive securities	—	—	—
Weighted average participating and potentially issuable participating shares outstanding — diluted	—	—	34

Basic net income per participating share	$—	$—	$2.37
Diluted net income per participating share	$—	$—	$2.37

4.Major Customers
The Company had five major customers during the year ended December 31, 2025, BRP, International, PACCAR, Yamaha and Volvo. Major customers are defined as customers whose sales individually consist of more than ten percent of total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the business of the Company.
The following table presents sales revenue for the above-mentioned customers for the years ended December 31 (in thousands):

	2025	2024	2023
BRP product sales	$34,393	$28,523	$43,924
BRP tooling sales	4,406	1,364	4,778
Total BRP sales	38,799	29,887	48,702

International product sales	43,869	65,084	71,367
International tooling sales	33,076	1,453	751
Total International sales	76,945	66,537	72,118

PACCAR product sales	29,554	38,507	35,745
PACCAR tooling sales	322	609	1,618
Total PACCAR sales	29,876	39,116	37,363

Yamaha product sales	22,310	31,679	32,030
Yamaha tooling sales	—	—	—
Total Yamaha sales	22,310	31,679	32,030

Volvo product sales	10,155	41,007	57,168
Volvo tooling sales	—	—	1,030
Total Volvo sales	10,155	41,007	58,198

Other product sales	91,924	86,292	107,141
Other tooling sales	3,789	7,860	2,186
Total other sales	95,713	94,152	109,327

Total product sales	232,205	291,092	347,375
Total tooling sales	41,593	11,286	10,363
Total sales	$273,798	$302,378	$357,738

5.    Foreign Operations
The majority of the Company’s product is sold to U.S. based customers in U.S. dollars. The following table provides information related to sales by country, based on the ship to location of customers' production facilities, for the years ended December 31 (in thousands):

	2025	2024	2023
United States	$141,143	$187,973	$234,504
Mexico	109,167	97,896	105,818
Canada	16,703	11,145	11,980
Other	6,785	5,364	5,436
Total	$273,798	$302,378	$357,738
The following table provides information related to the location of the Company's property, plant and equipment, net, as of December 31 (in thousands):

	2025	2024
United States	$38,743	$37,802
Mexico	41,134	35,363
Canada	7,063	7,642
Total	$86,940	$80,807
6.    Property, Plant, and Equipment
Property, plant, and equipment consisted of the following at December 31 (in thousands):

	2025	2024
Land and land improvements	$5,578	$6,009
Building and improvements	33,374	46,952
Machinery and equipment	162,212	160,838
Tools, dies, and patterns	2,899	3,306
Additions in progress	13,549	3,437
Total	217,612	220,542
Less accumulated depreciation	(130,672)	(139,735)
Property, plant and equipment, net	$86,940	$80,807
Additions in progress at December 31, 2025 and 2024 relate to building improvements and equipment purchases that were not yet completed and placed in service at year end. At December 31, 2025, commitments for capital expenditures in progress were $13,766,000, which $10,587,000 related to the Mexico expansion and included $1,111,000 recorded in Accounts Payable. At December 31, 2024, commitments for capital expenditures in progress were $2,802,000, and included $367,000 recorded in Accounts Payable. Depreciation expense was $11,316,000, $11,731,000 and $11,229,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, the Company reduced gross property, plant, and equipment by approximately $20,943,000 and accumulated depreciation by approximately $20,380,000, due to the disposal of assets that were primarily fully depreciated. The loss of approximately $563,000 was recorded in selling, general, and administrative expense in the consolidated statement of operations for the year ended December 31, 2025.

7. Leases
The Company has operating leases with fixed and variable payment terms primarily associated with buildings and warehouses. The Company's leases have remaining lease terms of twelve months to ten years, some of which include options to extend the lease for three years. Operating leases are included in right-of-use ("ROU") assets, other accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
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
The following table provides information related to the components of lease expense as of December 31 (in thousands):

	2025	2024
Operating lease cost	$2,295	$1,237
Short-term lease cost	1,246	1,782
Total net lease cost	$3,541	$3,019
The following table provides information related to other supplemental balance sheet information related to operating leases as of December 31, (in thousands):

	2025	2024

Operating lease right of use assets	$14,494	$2,112
Total operating lease right of use assets	$14,494	$2,112

Current operating lease liabilities (A)	$1,721	$1,178
Noncurrent operating lease liabilities	13,113	997
Total operating lease liabilities	$14,834	$2,175
(A)    Current operating lease liability included in "Other Current Accrued Liabilities" on the Consolidated Balance Sheets.

	2025	2024
Weighted average remaining lease term (in years):	8.4	1.6
Weighted average discount rate:	6.2%	5.5%
For the years ended December 31, 2025 and 2024, cash payments on amounts included in the measurement of lease liabilities were $2,047,000 and $2,079,000, respectively. During the year ended December 31, 2025, the Company entered into a new lease related to the Monterrey expansion, resulting in $10,825,000 right of use assets obtained in exchange for new operating lease liabilities.

As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

Operating Leases
2026	$2,599
2027	2,311
2028	2,355
2029	2,382
2030 and thereafter	9,781
Total lease payments	19,428
Less: imputed interest	(4,594)
Total lease obligations	14,834
Less: current obligations	(1,721)
Long-term lease obligations	$13,113

8.    Goodwill and Intangibles
Goodwill activity for the year consisted of the following at December 31, (in thousands):

	2025	2024
Balance at beginning of year	$17,376	$17,376
Additions	—	—
Impairment	—	—
Balance at end of year	$17,376	$17,376
Intangible assets at December 31, 2025 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(109)	$141
Trademarks	10 years	1,610	(1,281)	329
Developed Technology	7 years	4,420	(4,420)	—
Customer Relationships	10-12 years	9,330	(6,321)	3,009
Total		$15,610	$(12,131)	$3,479
Intangible assets at December 31, 2024 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	25 years	$250	$(99)	$151
Trademarks	10 years	1,610	(1,120)	490
Developed Technology	7 years	4,420	(4,393)	27
Customer Relationships	10-12 years	9,330	(5,568)	3,762
Total		$15,610	$(11,180)	$4,430
The Company incurred $951,000, $1,587,000 and $1,602,000 of amortization expense for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, future intangible amortization is as follows (in thousands):

Amortization Expense
2026	$915
2027	915
2028	761
2029	754
2030	42
2031 and thereafter	92
Total	$3,479
9.    Debt
Long-term debt consists of the following at (in thousands):

	December 31, 2025	December 31, 2024
Huntington term loans payable	19,843	21,719
Leaf Capital term loan payable	$—	$11
Total	19,843	21,730
Less: deferred loan costs	(129)	(210)
Less: current portion	(2,075)	(1,814)
Long-term debt	$17,639	$19,706
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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of December 31, 2025.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the Credit Agreement. The aggregate unamortized deferred financing fees as of December 31, 2025 and 2024 was $129,000 and $210,000, respectively.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 (none of which was advanced to the Company on July 22, 2022 and through December 31, 2025). Proceeds of the Huntington Capex Loan can be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000 ($13,689,000 of which was advanced to the Company on July 22, 2022). The Company has $25,000,000 of available revolving loans of which none is outstanding as of December 31, 2025 and 2024. The interest rate for the Huntington Revolving Loan was 5.46% as of December 31, 2025.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.46% as of December 31, 2025.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for an initial aggregate amount of $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed SOFR rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. The fair value of the interest rate swap was an asset of $23,000 and $491,000 at December 31, 2025 and 2024, respectively.

Annual maturities of long-term debt are as follows (in thousands):

2026	$2,135
2027	17,708
Total	$19,843
10.    Stock Based Compensation
On May 13, 2021, the Company's stockholders approved the 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”) that replaced the 2006 Long Term Equity Incentive Plan (as amended, the “2006 Plan”) approved in May 2006. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) representing up to an aggregate of 1,269,823 shares of common stock. At December 31, 2025, 336,841 shares of common stock were available to be granted. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available awards under the 2021 Plan have been granted. No new awards may be granted from the 2006 Plan.

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
During 2025, 2024 and 2023, employees surrendered 40,953, 72,658 and 125,701 shares, respectively, of the Company's common stock to satisfy income tax withholding obligations in connection with the vesting and exercising of stock awards.
Restricted Stock
The Company grants shares of its common stock to certain directors and employees in the form of unvested stock (“Restricted Stock”). These awards are measured at the fair value of Core Molding Technologies’ common stock on the date of issuance and recognized ratably as compensation expense over the applicable vesting period.
The following summarizes the status of Restricted Stock and changes during the years ended December 31:

	2025		2024		2023
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	242,910	$15.76	373,583	$13.33	502,747	$10.46
Granted	110,472	12.81	94,704	19.18	179,580	15.98
Vested	(139,495)	14.26	(203,712)	13.16	(262,788)	9.85
Forfeited	(16,358)	17.71	(21,665)	13.45	(45,956)	12.46
Unvested - end of year	197,529	$15.01	242,910	$15.76	373,583	$13.33
At December 31, 2025 and 2024, there was $1,536,000 and $2,199,000, respectively, of total unrecognized compensation expense. That cost is expected to be recognized over the weighted-average period of 1.7 years. Total compensation expense related to restricted stock grants for the years ended December 31, 2025, 2024 and 2023 was $1,788,000, $2,333,000, and $2,871,000, respectively, and is recorded as selling, general and administrative expense.
Tax benefits in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2025, was $8,000. Tax benefits in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2024 was $282,000. Tax deficiencies in connection with payment of taxes upon the vesting of restricted stock previously issued to employees for the year ended December 31, 2023, was $536,000.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the years ended December 31:

	2025		2024		2023
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Unvested - beginning of year	38,430	$18.35	11,737	$15.98	—	$—
Granted	68,545	12.81	28,483	19.18	13,350	15.98
Vested	—	—	—	—	—	—
Forfeited	(7,950)	15.50	(1,790)	15.98	(1,613)	15.98
Unvested - end of year	99,025	$14.43	38,430	$18.35	11,737	$15.98
At December 31, 2025, 2024, and 2023 there was $404,000, $456,000, and $135,000 respectively, of total unrecognized compensation expense related to Performance Restricted Stock Awards. The unrecognized compensation expense at December 31, 2025 is expected to be recognized over the weighted-average period of 2.0 years. There was no total compensation cost related to Performance Restricted Stock Awards for the years ended December 31, 2025. Total compensation cost related to Performance Restricted Stock Awards for the years ended December 31, 2024 and 2023 was $162,000 and $52,000.00, respectively. All amounts were recorded in selling, general and administrative expense.
Stock Appreciation Rights
As part of the Company's 2019 annual grant, Stock Appreciation Rights (SARs) were granted with a grant price of $10. These awards had a contractual term of 5 years and vest ratably over a period of 3 years or immediately vest if the recipient is over 65 years of age. These awards are valued using the Black-Scholes option pricing model, and are amortized ratably as compensation expense over a three-year period.

A summary of the Company's stock appreciation rights activity for the years ended December 31, is as follows:

	2025		2024		2023
	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value	Number of Shares	Wtd. Avg. Grant Date Fair Value
Outstanding - beginning of year	—	$—	—	$—	177,016	$2.57
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(177,016)	2.57
Forfeited	—	—	—	—	—	—
Outstanding - end of year	—	$—	—	$—	—	—
Exercisable - end of year	—	$—	—	$—	—	—
The weighted average grant date fair value of exercised SARs was $2.57. At December 31, 2025, there was no unrecognized compensation expense related to SARs.
The Company did not recognize any compensation cost related to SARs for the years ended December 31, 2025, 2024 and 2023.
Due to award modification as a part of the Executive Transition announced on August 1, 2025, the Company reclassified 28,744 restricted stock awards and 29,704 performance restricted stock awards to liability-classified awards. This reclassification reduced Paid-in Capital by $45,000 for the years ended December 31, 2025. These awards are measured at the fair value of the Company’s common stock on the modification date and are marked to market at each reporting period. Compensation expense is recognized over the service period of ten months.

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
At December 31, 2025 and 2024 there was $617,000 and $332,000 respectively, of total unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at December 31, 2025 is expected to be recognized over the weighted-average period of 2.1 years. Total compensation cost related to Phantom Stock Awards for year ended December 31, 2025 was $230,000, all of which was recorded to selling, general and administrative expense. There was $46,000 compensation cost related to Phantom Stock Awards for year ended December 31, 2024. A total of 26,182 shares of phantom stock were granted in 2025 and 21,270 shares of phantom stock were granted in 2024.
12.    Stock Repurchase Plan
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 201,999 shares with an average stock price of $15.71 repurchased under the repurchase program during the year ended December 31, 2025, totaling $3,174,000. There were 172,043 shares with an average stock price of $17.09 repurchased under the repurchase program during the year ended December 31, 2024, totaling $2,939,000.
13.    Income Taxes
Provision for income taxes consisted of the following (in thousands):

	2025	2024	2023
Current tax expense (benefit)
US Federal	$1,708	$1,829	$26
US State and local	(7)	75	88
Foreign	2,611	1,805	2,835
Total current tax expense	4,312	3,709	2,949

Deferred tax expense (benefit)
US Federal	$(575)	$812	$2,844
US State and local	(90)	67	80
Foreign	(165)	(406)	(451)
Total deferred tax expense (benefit)	(830)	473	2,473

Total income tax expense (benefit)
US Federal	$1,133	$2,641	$2,870
US State and local	(97)	142	168
Foreign	2,446	1,399	2,384
Total income tax expense	3,482	4,182	5,422

A reconciliation of the U.S. Federal statutory rate to the 2025 annual tax rate is as follows (in thousands):

	2025
	Amount	Percent
US federal statutory income tax rate	$3,082	21.0%
State income tax, net of U.S. federal tax benefit	$(115)	(0.8)%
Domestic federal
Tax Credits	$64	0.4%
Cross Border Tax Laws
Foreign derived intangible income	$(310)	(2.1)%
Nontaxable and nondeductible items, net
Permanent compensation differences	$273	1.9%
Other	$151	1.0%
Other Reconciling Items	$(29)	(0.2)%
Foreign tax effects
Canada
Statutory income tax rate differential	$225	1.5%
Other	$29	0.2%
Mexico
Statutory income tax rate differential	$157	1.1%
Other	$(45)	(0.3)%
Provision for Income taxes	$3,482	23.7%
A reconciliation of the U.S. Federal statutory rate to our 2024 and 2023 annual tax rate is as follows (in thousands):

	2024	2023
US federal statutory income tax expense	$3,671	$5,407
State and local tax expense (a)	126	(6)
Effect of foreign taxes	534	143
Foreign direct investment	(451)	(153)
Permanent compensation differences	429	(94)
Other	(127)	125
Provision for Income taxes	4,182	5,422
(a) State taxes in Texas make up the majority (greater than 50%) of the tax effect in this category.

A summary of income taxes paid in 2025 is as follows (in thousands):

2025
US federal	$1,500
US state and local (a)	94
Canada	1,341
Mexico	736
Total	3,671
(a) No single state or local jurisdiction accounts for more than 5% of the total income taxes paid

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBBA did not have a material impact on our annual effective tax rate in 2025 and we do not expect to have a material impact on our effective rate in 2026.
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
As of December 31, 2025 the Company had a net deferred tax asset of $1,402,000 and $221,000 related to tax positions in Mexico and Canada and deferred tax liabilities of $1,035,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of December 31, 2025, the Company had a valuation allowance of $1,327,000 against the deferred tax asset related to local (city) jurisdiction tax positions, due to cumulative losses over the last three years in the local jurisdiction and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the net deferred tax assets associated with the Mexican and Canada tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.
Deferred tax assets (liabilities) consist of the following at December 31 (in thousands):

	2025	2024
U.S. local operating loss carryforwards	1,333	1,273
Accrued liabilities	641	586
Accounts receivable	95	53
Inventory	249	220
Property, plant, and equipment	(3,870)	(5,303)
Post retirement benefits	931	1,034
Goodwill and finite-lived assets, net	1,951	2,112
Other, net	585	1,708
Total deferred tax asset	1,915	1,683
Valuation allowance for deferred tax assets	(1,327)	(1,265)
Total deferred tax asset, net	$588	$418
At December 31, 2025 and 2024 the Company had no net operating loss carryforwards in United States, Canada or Mexico federal tax jurisdictions.
At December 31, 2025 and 2024 the Company had no liability for unrecognized tax benefits under guidance relating to tax uncertainties. The Company does not anticipate that the unrecognized tax benefits will significantly change within the next twelve months.
The Company files income tax returns in the United States, Mexico, Canada and various state and local jurisdictions. The Company is not subject to United States federal income tax examinations for years before 2022. The Company is not subject to state examinations for years before 2022. The Company is not subject to Mexican income tax examinations for the years before 2020 and is not subject to Canadian income tax examinations for the years before 2021.

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
The Company’s participation in the multi-employer defined benefit pension plan for the years ended December 31, 2025 and 2024 is outlined in the table below. The most recent Pension Protection Act ("PPA") zone status is for the plan’s year-end at December 31, 2024. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions of the Company		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2025	2024		2025	2024
IAM National Pension Fund / National Pension Plan (A)	51-6031295 - 002	Red Zone as of 12/31/24	Red Zone as of 12/31/23	Implemented	$456,000	$890,000	Yes	8/12/2028
			Total Contributions:		$456,000	$890,000
(A)The plan re-certified its zone status after using the amortization provisions of the Code. The Company's contributions to the plan did not represent more than 5% of total contributions to the plan as indicated in the plan's most recently available annual report for the plan year ended December 31, 2024. Under the terms of the collective-bargaining agreement, the Company is required to make contributions to the plan for each hour worked up to a maximum of 40 hours per person, per week at $1.55 per hour from August 9, 2025 through August 12, 2028. The Company is paying a surcharge of $0.16 for each hour worked up to a maximum of 40 hours per person, per week as a result of the pension plan being in the Red Zone.
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

The elimination of post-retirement health and life insurance benefits described above resulted in a reduction of the Company’s post-retirement benefits liability of approximately $10,282,000 in 2010. This reduction in post retirement benefits liability was treated as a negative plan amendment and is being amortized as a reduction to net periodic benefit cost over approximately twenty years, the actuarial life expectancy of the remaining participants in the plan at the time of the amendment. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $496,000 in 2025, 2024 and 2023, and will result in net periodic benefit cost reductions of approximately $496,000 in 2026 and each year thereafter during the amortization period.
The funded status of the Company's post-retirement health and life insurance benefits plan as of December 31, 2025 and 2024 and reconciliation with the amounts recognized in the Consolidated Balance Sheets are provided below (in thousands):

	Post-Retirement Benefits
	2025	2024
Change in benefit obligation:
Benefit obligation at January 1	$3,298	$3,116
Interest cost	117	93
Unrecognized loss (gain)	(10)	550
Benefits paid, net	(118)	(461)
Benefit obligation at December 31	$3,287	$3,298
Plan Assets	—	—
Amounts recorded in accumulated other comprehensive income:
Prior service credit	$(2,634)	$(3,130)
Net loss (gain)	(1,280)	(1,358)
Total	$(3,914)	$(4,488)

Weighted-average assumptions as of December 31:
Discount rate used to determine benefit obligation and net periodic benefit cost	5.1%	5.4%
The components of expense for all of the Company's post-retirement benefit plans for the years ended December 31 (in thousands):

	2025	2024	2023
Pension expense:
Multi-employer plan	$420	$794	$981
Defined contribution plans	1,691	1,792	1,873
Total pension expense	2,111	2,586	2,854

Health and life insurance:
Interest cost	117	93	254
Amortization of prior service credits	(496)	(496)	(496)
Amortization of net loss (gain)	(81)	(190)	22
Net periodic benefit credit	(460)	(593)	(220)
Total post retirement benefits expense	$1,651	$1,993	$2,634
The Company accounts for post-retirement benefits under FASB ASC 715, which requires the recognition of the funded status of a defined benefit pension or post-retirement plan in the Consolidated Balance Sheets. For the year ended December 31, 2025, the Company recognized a net actuarial gain of $10,000 which is comprised of an actuarial loss of $16,000 and differences between actual and expected benefit payments of $26,000. The actuarial loss primarily resulted from changes in per capita costs and medical trend assumptions offset by changes in census and the discount rate. For the year ended December 31, 2024, the Company recognized a net actuarial loss of $550,000, which is comprised of an actuarial loss of $240,000, offset by differences between actual and expected benefit payments of $310,000. The actuarial gain primarily resulted from a change from a self-insured to a fully-insured plan. The net actuarial activity for the years ended December 31, 2025 and 2024, were recorded in accumulated other comprehensive income.
Amounts not yet recognized as a component of net periodic benefit costs at December 31, 2025 and 2024 were a net credit of $3,914,000 and $4,488,000, respectively. The amount in accumulated other comprehensive income expected to be recognized as components of net periodic post retirement cost during 2026 consists of a prior service credit of $496,000 and a net gain of $85,000. In addition, 2026 net interest expense related to post-retirement healthcare is expected to be $109,000, for a total post-retirement healthcare net gain of approximately $472,000 in 2026. The Company expects benefits paid in 2026 to be consistent with estimated future benefit payments as shown in the table below.
The weighted average rate of increase in the per capita cost of covered health care benefits as of December 31, 2025 and 2024 is projected to be 7.4% and 18.8%, respectively. The rate is projected to decrease gradually for medical and prescriptions post age 65 to 4.50% by the year 2029 and remain at that level thereafter. As of December 31, 2024, the comparable assumptions for prior year were medical post age 65 of 4.81% and prescriptions of 5.0% by the year 2029.
The estimated future benefit payments of the health care plan for the next ten years are as follows (in thousands):

Post-Retirement Health Care Benefits Plan
2026	$182
2027	176
2028	180
2029	184
2030	186
2031 - 2034	1,958
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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of December 31, 2025 and December 31, 2024 approximate fair value due to the short-term maturities of these financial instruments. As of December 31, 2025, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR agreements.

The Company had Level 2 fair value measurements at December 31, 2025 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of December 31, 2025 and 2024 the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $66,856,000 and $29,668,000 as of December 31, 2025 and 2024, respectively.
Interest Rate Swaps
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 9, "Debt", for additional information. The notional contract value of the interest rate swap was $19,843,000 and $21,719,000 as of December 31, 2025 and 2024, respectively.
Financial statements impacts
The following tables detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments December 31, 2025
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$1,054	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$15	Accrued other liabilities	$—
	Other non-current assets	$8	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$—	Accrued other liabilities	$2,080
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$351	Accrued other liabilities	$—
	Other non-current assets	$140	Other non-current liabilities	$—
As of December 31, 2025, the Company had foreign exchange contracts related to the Mexican Peso with an exchange rates ranging from 17.97 to 20.57 and the Canadian Dollar with exchange rates ranging from 1.36 to 1.45.
The following tables summarize the amount of unrealized / realized gain and loss recognized in Accumulated Comprehensive Income (AOCI) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship	Amount of Unrealized Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
	2025	2024	2023		2025	2024	2023
Foreign exchange contracts	$3,314	$(3,517)	$2,931	Cost of goods sold	$156	$(703)	$2,225
				Selling, general and administrative expense	$24	$(114)	$—
Interest rate swaps	$(196)	$475	$243	Interest Expense	$272	$508	$483
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

17.    Accumulated Other Comprehensive Income
The following table presents changes in Accumulated Other Comprehensive Income by component, net of tax, for the years ended December 31, 2025 and 2024 (in thousands):

	Hedging Derivative Activities	Post Retirement Benefit Plan Items(A)	Total
2024:
Balance at January 1, 2024	$901	$4,400	$5,301
Other comprehensive income before reclassifications	(3,042)	(550)	(3,592)
Amounts reclassified from accumulated other comprehensive income	309	(686)	(377)
Income tax (expense) benefit	578	382	960
Balance at December 31, 2024	$(1,254)	$3,546	$2,292

2025:
Balance at January 1, 2025	$(1,254)	$3,546	$2,292
Other comprehensive income before reclassifications	3,118	10	3,128
Amounts reclassified from accumulated other comprehensive income	(452)	(577)	(1,029)
Income tax (expense) benefit	(562)	109	(453)
Balance at December 31, 2025	$850	$3,088	$3,938
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

The following tables present selected financial information with respect to our single reporting segment (in thousands):

	2025	2024	2023
North America Segment:
Product sales	$232,205	$291,092	$347,375
Tooling sales	41,593	11,286	10,363
North America Segment Total Revenue	273,798	302,378	357,738

Less:
Variable Cost of Goods Sold	199,002	219,221	263,526
Fixed Cost of Goods Sold	27,214	29,897	29,692
Selling, General and Administration	33,364	36,565	37,983
North America Segment Operating Income	14,218	16,695	26,537

Less:
Net periodic post retirement benefit	(460)	(593)	(220)
Net interest (income) expense	1	(193)	1,011
Income taxes	3,482	4,182	5,422
North America Net Income	$11,195	$13,299	$20,324

19.     Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2025:
Product sales	$61,012	$61,633	$54,178	$55,382	$232,205
Tooling sales	435	17,606	4,257	19,295	41,593
Net sales	61,447	79,239	58,435	74,677	273,798
Gross margin	11,783	14,314	10,145	11,340	47,582
Operating income	2,839	5,214	2,573	3,592	14,218
Net income	2,183	4,052	1,877	3,083	11,195
Net income per share of common stock
Basic (1)	$0.25	$0.47	$0.22	$0.36	$1.31
Diluted (1)	$0.25	$0.47	$0.22	$0.36	$1.29

2024:
Product sales	$75,831	$83,956	$71,258	$60,047	$291,092
Tooling sales	2,314	4,787	1,734	2,451	11,286
Net sales	78,145	88,743	72,992	62,498	302,378
Gross margin	13,305	17,725	12,345	9,885	53,260
Operating income	4,732	7,489	3,605	869	16,695
Net income (loss)	3,759	6,419	3,160	(39)	13,299
Net income (loss) per share of common stock
Basic (1)	$0.43	$0.74	$0.36	$0.00	$1.53
Diluted (1)	$0.43	$0.73	$0.36	$0.00	$1.51

2023:
Product sales	$98,337	$95,703	$80,896	$72,439	$347,375
Tooling sales	1,170	2,022	5,832	1,339	10,363
Net sales	99,507	97,725	86,728	73,778	357,738
Gross margin	17,743	20,562	15,278	10,937	64,520
Operating income	8,075	10,070	5,875	2,517	26,537
Net income	5,852	7,936	4,354	2,182	20,324
Net income per share of common stock
Basic (1)	$0.69	$0.93	$0.50	$0.25	$2.37
Diluted (1)	$0.69	$0.91	$0.49	$0.25	$2.31
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The Company's independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2025, as stated in their report in the section entitled "Report of Independent Registered Public Accounting Firm" included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.
Changes in Internal Controls
There were no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Part III, Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2026, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Part III, Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2026, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2025:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	296,554	$15.06	336,841
(1) This amount includes outstanding awards under the Company's 2021 Long Term Equity Incentive Plan (as amended, the "2021 Plan"). Includes 197,529 shares issuable pursuant to restricted stock awards.
(2) Weighted average exercise price shown in this table above does not take into account restricted stock awards.
Other information required by this Part III, Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2026, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Part III, Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2026, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Part III, Item 14 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on or about May 14, 2026, which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as Part of this Report:
(1) Financial Statements
See Part II, Item 8 hereof.
(2) Financial Statement Schedules and Independent Auditor's Report
The following consolidated financial statement schedules are filed with this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2025, 2024, and 2023
All other schedules are omitted because of the absence of the conditions under which they are required.
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
March 10, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has signed below by the following persons been on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David L. Duvall
David L. Duvall	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 10, 2026

/s/ Alex J. Panda
Alex J. Panda	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2026

*
Sandra L. Kowaleski	Director	March 10, 2026

*
Thomas R. Cellitti	Director	March 10, 2026

*
Ralph O. Hellmold	Director	March 10, 2026

*
Matthew Jauchius	Director	March 10, 2026

*
Salvador Minarro-Villalobos	Director	March 10, 2026

*
Andrew O. Smith	Director	March 10, 2026

*By /s/ Alex J. Panda
Alex J. Panda	Attorney-In-Fact	March 10, 2026

Core Molding Technologies, Inc. and Subsidiaries
Schedule II
Consolidated valuation and qualifying accounts and reserves for the years ended December 31, 2025, 2024 and 2023.
Reserves deducted from asset to which it applies:
Allowance for Doubtful Accounts

Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Year
Year Ended December 31, 2025	$—	$58,000	$—	$—	$58,000
Year Ended December 31, 2024	$—	$—	$—	$—	$—
Year Ended December 31, 2023	$—	$—	$—	$—	$—
Customer Chargeback Allowance

		Additions
	Balance at Beginning of Year	(Recovered)/ Charged to Costs & Expenses	Charged to Other Accounts	Deductions(B)	Balance at End of Year
Year Ended December 31, 2025	$227,000	$362,000	$—	$377,000	$212,000
Year Ended December 31, 2024	$138,000	$327,000	$—	$238,000	$227,000
Year Ended December 31, 2023	$502,000	$534,000	$—	$898,000	$138,000
(A)Amount represents uncollectible accounts written off.
(B)Amount represents customer returns and deductions, discounts and price adjustments accepted.

INDEX TO EXHIBITS

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By- Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

4	Description of Securities	Filed Herein

10(a)	Supply Agreement, dated August 4, 2014 between Core Molding Technologies, Inc. and Core Composites Corporation and International Motors, LLC.[2]	Incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10(b)	Credit Agreement, dated October 27, 2020, between Core Molding Technologies, Inc. and Wells Fargo Bank, National Association, as administrative agent, lead arranger and book runner, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 2, 2020

10(c)	First Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 17, 2026

10(b)(1)	Master Security Agreement, dated as of October 20, 2020, among FGI Equipment Finance LLC, Core Molding Technologies, Inc. as debtor, and each of Core Composites Corporation and CC HPM, S. de R.L. de C.V., as guarantors	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 2, 2020

10(b)(2)	Promissory Note, dated October 20, 2020, between Core Molding Technologies, Inc. and FGI Equipment Finance LLC.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 2, 2020

10(c)(1)	2002 Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended May 17, 2006)[1]	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 23, 2006

10(d)	2006 Core Molding Technologies, Inc. Long Term Equity Incentive Plan as amended and restated effective May 12, 2017[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2017

10(e)	Core Molding Technologies, Inc. Executive Cash Incentive Plan[1]	Incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A dated April 8, 2016

10(f)	Core Molding Technologies, Inc. Salaried Employee Bonus Plan[2]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2020

Exhibit No.	Description	Location
10(g)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2012

10(h)	Form of Award for Stock Appreciation Rights between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2019

10(i)	Form of Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(m) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(j)	Form of Executive Employment Agreement between David L. Duvall and Core Molding Technologies, Inc, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(n) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10(k)	Form of Executive Employment Agreement between Core Molding Technologies, Inc. and certain executive officers, dated August 6, 2021[1]	Incorporated by reference to Exhibit 10(q) to Quarterly Report on Form 10-Q filed on August 6th, 2021

10(l)	Credit Agreement, dated July 22, 2022 between Core Molding Technologies, Inc. and The Huntington National Bank, as administrative agent, sole lead arranger and sole bookrunner, and the lenders from time to time thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 28, 2022

10(m)	Core Molding Technologies, Inc. 2021 Long-Term Equity Incentive Plan[1]	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A dated April 7, 2021

10(m)(1)	First Amendment to the Core Molding Technologies, Inc. 2021 Long-Term Equity Incentive Plan[1]	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 11, 2024

10(m)(2)	Second Amendment to the Core Molding Technologies, Inc. 2021 Long-Term Equity Incentive Plan[1]	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 4, 2025

10(n)	Form Performance Restricted Stock Award Agreement[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2023

10(o)	Core Molding Technologies, Inc. Employee Stock Purchase Plan (as amended and restated effective as of May 11, 2023)[1]	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A dated April 7, 2023

10(p)	First Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 11, 2024

10(q)	Form Performance Restricted Stock Award Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 10, 2024

10(r)	Form Restricted Stock Agreement between Core Molding Technologies, Inc. and certain executive officers[1]	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 10, 2024

Exhibit No.	Description	Location
10(s)	Second Amended and Restated Employment Agreement between David Duvall and the Company, dated August 1, 2025[1]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2025

11	Computation of Net Income per Share	Exhibit 11 omitted because the required information is Included in Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

19	Core Molding Technologies, Inc. Insider Trading Policy	Filed Herein

21	List of Subsidiaries	Filed Herein

23	Consent of Crowe LLP	Filed Herein

24	Powers of Attorney	Filed Herein

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Alex J. Panda, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated March 10, 2026, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Alex J. Panda, Chief Financial Officer of Core Molding Technologies, Inc., dated March 10, 2026, pursuant to 18 U.S.C. Section 1350	Filed Herein

97	Core Molding Technologies, Inc. Clawback Policy[1]	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein
1.Indicates management contracts or compensatory plans that are required to be filed as an exhibit to this Annual Report on Form 10-K.
2.Certain portions of this Exhibit have been omitted intentionally subject to a confidentiality treatment request. A complete version of the Exhibit has been filed separately with the Securities and Exchange Commission.