Form 10-Q
period 2026-03-31
CORE MOLDING TECHNOLOGIES INC
filed 2026-05-07
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 6, 2026, the latest practicable date, 8,899,729 shares of the registrant’s common stock were issued, which includes 336,430 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net sales	$58,583	$61,447

Cost of sales	46,605	49,664

Gross margin	11,978	11,783

Selling, general and administrative expense	11,214	8,944

Operating income	764	2,839

Other (income) and expense
Net interest expense	86	16
Net periodic post-retirement benefit	(117)	(110)
Total other (income) and expense	(31)	(94)

Income before taxes	795	2,933

Income tax expense	190	750

Net income	$605	$2,183

Net income per share of common stock:
Basic	$0.07	$0.25
Diluted	$0.07	$0.25

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net income	$605	$2,183

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	111	1,443
Net of tax benefit (expense)	(21)	(302)

Interest rate swaps:
Unrealized hedge gain (loss)	55	(192)
Net of tax benefit (expense)	(12)	41

Post-retirement benefit plan adjustments:
Amortization of net actuarial gain	(22)	(17)
Amortization of prior service credits	(124)	(124)
Net of tax benefit	31	29

Comprehensive income	$623	$3,061
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23,507	$38,058
Accounts receivable, net	53,488	30,831
Inventories, net	22,433	19,715
Foreign tax receivable	8,164	6,565
Prepaid expenses and other current assets	9,481	8,159
Total current assets	117,073	103,328

Right of use asset	15,152	14,494
Property, plant and equipment, net	86,838	86,940
Goodwill	17,376	17,376
Intangibles, net	3,250	3,479
Other non-current assets	2,661	2,515
Total Assets	$242,350	$228,132

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$2,231	$2,075
Accounts payable	17,703	14,924
Contract liability	15,593	5,018
Compensation and related benefits	5,258	4,988
Accrued other liabilities	7,719	7,168
Total current liabilities	48,504	34,173

Other non-current liabilities	1,916	1,935
Lease liabilities	13,529	13,113
Long-term debt	17,035	17,639
Post-retirement benefits liability	3,145	3,101
Total Liabilities	84,129	69,961
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,563,299 at March 31, 2026 and 8,510,938 at December 31, 2025	86	85
Paid-in capital	47,998	47,503
Accumulated other comprehensive income, net of income taxes	3,956	3,938
Treasury stock - at cost, 4,536,257 shares at March 31, 2026 and 4,479,805 shares at December 31, 2025	(40,987)	(39,918)
Retained earnings	147,168	146,563
Total Stockholders’ Equity	158,221	158,171
Total Liabilities and Stockholders’ Equity	$242,350	$228,132
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)
For the three months ended March 31, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361
Net income						2,183	2,183
Change in post-retirement benefits, net of tax $29				(112)			(112)
Change in foreign currency hedge, net of tax of $302				1,141			1,141
Change in interest rate swaps, net of tax of $41				(151)			(151)
Restricted stock vested	75,937	1					1
Purchase of treasury stock related to net settlement of equity awards	(19,340)	—			(262)		(262)
Purchase of treasury stock	(63,377)	(1)			(918)		(919)
Share-based compensation			631				631
Balance at March 31, 2025	8,607,615	$86	$46,391	$3,170	$(37,325)	$137,551	$149,873
For the three months ended March 31, 2026:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	8,510,938	$85	$47,503	$3,938	$(39,918)	$146,563	$158,171
Net income						605	605
Change in post-retirement benefits, net of tax of $31				(115)			(115)
Change in foreign currency hedge, net of tax of $21				90			90
Change in interest rate swaps, net of tax of $12				43			43
Restricted stock vested	108,813	1					1
Purchase of treasury stock related to net settlement of equity awards	(31,907)	—			(612)		(612)
Purchase of treasury stock	(24,545)	—			(457)		(457)
Share-based compensation			495				495
Balance at March 31, 2026	8,563,299	$86	$47,998	$3,956	$(40,987)	$147,168	$158,221
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$605	$2,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,057	3,214
Loss on disposal of property, plant and equipment	—	4
Share-based compensation	495	631
Losses (Gain) on foreign currency remeasurement	186	212
Change in operating assets and liabilities:
Accounts receivable	(22,657)	(6,625)
Inventories	(2,718)	(949)
Prepaid and other assets	(2,716)	(2,304)
Accounts payable	3,727	10,912
Accrued and other liabilities	10,894	(1,099)
Post-retirement benefits liability	(102)	(80)
Net cash provided by operating activities	(9,229)	6,099

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,784)	(1,772)
Net cash used in investing activities	(3,784)	(1,772)

Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards	(612)	(262)
Purchase of treasury stock	(457)	(916)
Payment of principal on term loans	(469)	(478)
Net cash used in financing activities	(1,538)	(1,656)

Net change in cash and cash equivalents	(14,551)	2,671

Cash and cash equivalents at beginning of period	38,058	41,803

Cash and cash equivalents at end of period	$23,507	$44,474

Cash paid for:
Interest	$267	$396
Income taxes	$729	$98
Non-cash investing activities:
Fixed asset purchases in accounts payable	$33	$403
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at March 31, 2026, and the results of operations and cash flows for the three months ended March 31, 2026. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $23,507,000 cash on hand at March 31, 2026 and had $38,058,000 cash on hand at December 31, 2025.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determined that $45,000 and $58,000 allowance for credit losses was needed at March 31, 2026 and December 31, 2025, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $207,000 at March 31, 2026 and $212,000 at December 31, 2025. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,125,000 at March 31, 2026 and $1,137,000 at December 31, 2025.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $592,000 at March 31, 2026, and $59,000 at December 31, 2025. Contract assets are generally classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the three months ended March 31, 2026 and March 31, 2025 the Company recognized no impairments on contract assets. For the three months ended March 31, 2026, the Company recognized $967,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2025.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the three months ended March 31, 2026 and March 31, 2025, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at March 31, 2026 and December 31, 2025 of $863,000 and $845,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 9, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,331,000 at March 31, 2026 and $3,287,000 at December 31, 2025.

3. NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive restricted stock under the treasury stock method.
The computation of basic and diluted net income per share of common stock (in thousands, except for per share data) is as follows:

	Three months ended March 31,
	2026	2025
Net income	$605	$2,183

Weighted average common shares outstanding — basic	8,574,000	8,621,000
Effect of weighted average dilutive securities	192,000	195,000
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,766,000	8,816,000

Basic net income per share of common stock	$0.07	$0.25
Diluted net income per share of common stock	$0.07	$0.25

4. MAJOR CUSTOMERS
The Company had three major customers during the three months ended March 31, 2026, BRP, Inc. (“BRP”), International Motors, LLC (“International”), and PACCAR, Inc. (“PACCAR”). Major customers are defined as customers whose sales individually consist of more than ten percent of the Company's total sales during any annual or interim reporting period presented. The loss of a significant portion of sales to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
BRP product sales	$13,390	$6,692
BRP tooling sales	116	19
Total BRP sales	13,506	6,711

International product sales	9,424	10,888
International tooling sales	7	—
Total International sales	9,431	10,888

PACCAR product sales	7,495	8,933
PACCAR tooling sales	—	141
Total PACCAR sales	7,495	9,074

Other product sales	27,151	34,499
Other tooling sales	1,000	275
Total other sales	28,151	34,774

Total product sales	57,460	61,012
Total tooling sales	1,123	435
Total sales	$58,583	$61,447

5. INVENTORY
Inventories, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$13,221	$11,660
Work in process	2,160	2,146
Finished goods	7,052	5,909
Total	$22,433	$19,715
Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage.
6. LEASES
The Company has operating leases with fixed payment terms for certain buildings and warehouses. The Company's leases have remaining lease terms of less than one year to ten years, some of which include options to extend the lease for five years. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued other liabilities and other non-current liabilities in the Consolidated Balance Sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease.
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
The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$709	$501
Short-term lease cost	314	360
Total net lease cost	$1,023	$861
Other supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right of use assets	$15,152	$14,494

Current operating lease liabilities(A)	$2,197	$1,721
Noncurrent operating lease liabilities(B)	13,529	13,113
Total operating lease liabilities	$15,726	$14,834

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
During the three months ended March 31, 2026, the Company entered into a renewed lease related to the Matamoros production facility, which resulted in a right of use asset of $1,260,000 in exchange for new operating lease liabilities.

7. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	March 31, 2026	December 31, 2025
Property, plant and equipment	$220,317	$217,612
Accumulated depreciation	(133,479)	(130,672)
Property, plant and equipment — net	$86,838	$86,940
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended March 31, 2026 and 2025 was $2,807,000 and $2,929,000, respectively. Amounts invested in capital additions in progress at March 31, 2026 were $13,978,000, which $9,654,000 related to Mexico expansion project. Amounts invested in capital additions in progress at December 31, 2025 were $13,549,000, which $6,415,000 related to the Mexico expansion project. At March 31, 2026 and December 31, 2025, purchase commitments for capital expenditures in progress were $8,042,000 and $13,766,000, respectively.
8. GOODWILL AND INTANGIBLES
Goodwill activity for the three months ended March 31, 2026 consisted of the following (in thousands):

Balance at December 31, 2025	$17,376
Additions	—
Impairment	—
Balance at March 31, 2026	$17,376
Intangibles, net at March 31, 2026 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(111)	$139
Trademarks	10 Years	1,610	(1,321)	289
Customer relationships	10-12 Years	9,330	(6,508)	2,822
Total		$11,190	$(7,940)	$3,250
Intangibles, net at December 31, 2025 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(109)	$141
Trademarks	10 Years	1,610	(1,281)	329
Customer relationships	10-12 Years	9,330	(6,321)	3,009
Total		$11,190	$(7,711)	$3,479
The aggregate intangible asset amortization expense was $229,000 and $265,000 for the three months ended March 31, 2026 and 2025, respectively.

9. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Pension expense:
Multi-employer plan	$71	$130
Defined contribution plan	410	466
Total pension expense	481	596
Health and life insurance:
Interest cost	29	31
Amortization of prior service credits	(124)	(124)
Amortization of net loss	(22)	(17)
Net periodic benefit credit	(117)	(110)
Total post-retirement benefits expense	$364	$486
The Company made payments of $334,000 to pension plans and $30,000 for post-retirement healthcare and life insurance during the three months ended March 31, 2026. For the remainder of 2026, the Company expects to make approximately $1,517,000 of pension plan payments, of which $562,000 was accrued at March 31, 2026. The Company also expects to make approximately $138,000 of post-retirement healthcare and life insurance payments for the remainder of 2026, all of which were accrued at March 31, 2026.
10. DEBT
Debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025

Huntington term loans payable	$19,374	$19,843
Total	19,374	19,843
Less deferred loan costs	(108)	(129)
Less current portion	(2,231)	(2,075)
Long-term debt	$17,035	$17,639

Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (as amended on March 7, 2024 and February 10, 2026, the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000, comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2026.

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

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of March 31, 2026 and December 31, 2025, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 5.43% and 5.46% as of March 31, 2026 and December 31, 2025, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.43% and 5.46% as of March 31, 2026 and December 31, 2025, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 3.65% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2026 and December 31, 2025. The fair value of the interest rate swap was an asset of $78,000 and $23,000 at March 31, 2026 and December 31, 2025, respectively.

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
At March 31, 2026 and December 31, 2025, the Company had a net deferred tax asset of $1,402,000 and $221,000 related to tax positions in Mexico and Canada and deferred tax liabilities of $1,035,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company had a valuation allowance of $1,327,130 against the deferred tax asset related to local (city) jurisdiction tax positions, due to cumulative losses over the last three years and uncertainty related to the Company’s ability to realize the deferred assets. The Company believes that the net deferred tax assets associated with the Mexican and Canada tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the three months ended March 31, 2026 is estimated to be $190,000, approximately 23.9% of income before income taxes. Income tax expense for the three months ended March 31, 2025 was estimated to be $750,000, approximately 25.6% of income before income taxes. The Company’s effective tax rate increase reflect the effects of taxable income being generated in higher tax rate jurisdictions while taxable losses are being generated in lower tax rate jurisdictions.
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
12. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and on May 14, 2024 and May 15, 2025, approved amendments to the Company's 2021 Long Term Equity Incentive Plan (as amended, the “2021 Plan”). The 2021 Plan replaced the 2006 Long Term Equity Incentive Plan (the “2006 Plan”) approved in May 2006 and amended in May 2015. The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,269,823 shares for issuance. At March 31, 2026, 168,560 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

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

During the three months ended March 31, 2026 and March 31, 2025 employees surrendered 31,907 and 19,340 shares of the Company's common stock, respectively, to satisfy income tax withholding obligations in connection with the vesting of Restricted Stock (as defined below) awards.
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
The following summarizes the status of Restricted Stock and changes during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	197,529	$15.01
Granted	109,502	19.25
Vested	(101,477)	15.40
Forfeited	—	—
Unvested balance at March 31, 2026	205,554	$14.11
At March 31, 2026 and 2025, there was $2,770,000 and $3,065,000, respectively, of total unrecognized compensation expense, related to Restricted Stock awards. The unrecognized compensation expense at March 31, 2026 is expected to be recognized over the weighted-average period of 2.1 years. Total compensation cost related to Restricted Stock awards for the three months ended March 31, 2026 and 2025 was $447,000 and $548,000, respectively, all of which was recorded to selling, general and administrative expense. Total compensation cost related to liability stock awards for the three months ended March 31, 2026 and 2025 was $232,000 and $0, respectively.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	99,025	$14.43
Granted	39,554	19.25
Vested	(7,336)	15.98
Forfeited	(367)	15.98
Unvested balance at March 31, 2026	130,876	$15.86
At March 31, 2026 and 2025, there was $899,205 and $1,251,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards, respectively. The unrecognized compensation expense at March 31, 2026 is expected to be recognized over the weighted-average period of 2.7 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended March 31, 2026 and March 31, 2025 was $48,000 and $83,000, all of which was recorded to selling, general and administrative expense. Total compensation cost related to liability stock awards for the three months ended March 31, 2026 and 2025 was $94,000 and 0, respectively.
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
At March 31, 2026 there was $511,000 of total unrecognized compensation expense related to Phantom Stock Awards. At March 31, 2025 there was $294,000 unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at March 31, 2026 is expected to be recognized over the weighted-average period of 2.1 years. The unrecognized compensation expense at March 31, 2025 is expected to be recognized over the weighted-average period of 2.2 years. Total compensation cost related to Phantom Stock Awards for the three months ended March 31, 2026 was $48,000, all of which was recorded to selling, general and administrative expense. There was $28,000 compensation cost related to Phantom Stock Awards for the three months ended March 31, 2025.

14. Stock Repurchase Plan
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. On March 11, 2026, the Company announced that its Board of Directors approved an increase to the program, authorizing the repurchase of up to an additional approximately $6,500,000 of its outstanding common stock. As of such date, approximately $1,000,000 of repurchase authority remained under the program, resulting in total available repurchase authority of approximately $7,500,000 following the increase. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 24,545 shares with an average stock price of $18.62 repurchased under the repurchase program during the three months ended March 31, 2026, totaling $457,000. There were 63,377 shares with an average stock price of $14.50 repurchased under the repurchase program during the three months ended March 31, 2025, totaling $919,000.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of March 31, 2026 and December 31, 2025 approximate fair value due to the short-term maturities of these financial instruments. As of March 31, 2026 and December 31, 2025, the carrying amounts of the Huntington Term Loan and Huntington Revolving Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at March 31, 2026 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of March 31, 2026, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $57,665,000 and $19,261,000 as of March 31, 2026 and 2025, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 3.65% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 10, "Debt", for additional information. The notional contract value of the interest rate swap was $19,375,000 and $21,250,000 as of March 31, 2026 and 2025, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments March 31, 2026
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$1,424	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$259

Interest rate swaps	Prepaid expenses other current assets	$44	Accrued other liabilities	$—
	Other non-current assets	$34	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2025
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$1,054	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$15	Accrued other liabilities	$—
	Other non-current assets	$8	Other non-current liabilities	$—

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended March 31, 2026 and 2025 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2026	2025		2026	2025
Foreign exchange contracts	$478	$837	Cost of goods sold	$301	$(533)
			Selling, general and administrative expense	$66	$(73)
Interest rate swaps	$89	$(118)	Interest expense	$34	$74
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

2025:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2025:
Balance at December 31, 2024	$(1,254)	$3,546	$2,292
Other comprehensive income before reclassifications	719	—	719
Amounts reclassified from accumulated other comprehensive income	532	(141)	391
Income tax benefit	(261)	29	(232)
Balance at March 31, 2025	$(264)	$3,434	$3,170

2026:
Balance at December 31, 2025	$850	$3,088	$3,938
Other comprehensive income before reclassifications	567	—	567
Amounts reclassified from accumulated other comprehensive income	(401)	(146)	(547)
Income tax benefit (expense)	(33)	31	(2)
Balance at March 31, 2026	$983	$2,973	$3,956
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

The following tables present selected financial information with respect to our single reporting segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
North America Segment:
Product sales	$57,460	$61,012
Tooling sales	1,123	435
North America Segment Total Revenue	58,583	61,447

Less:
Variable Cost of Goods Sold	39,825	42,808
Fixed Cost of Goods Sold	6,780	6,856
Selling, General and Administration	11,214	8,944
North America Segment Operating Income	764	2,839

Less:
Net interest expense	86	16
Net periodic post retirement benefit	(117)	(110)
Income taxes	190	750
North America Net Income	$605	$2,183

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

•general economic, social, regulatory (including foreign trade policy) and political environments, including uncertainties surrounding volatility in financial markets;

•the imposition of new or increased tariffs and the resulting consequences;

•safety and security conditions in Mexico;

•fluctuations in foreign currency exchange rates;

•costs and other resources related to Core Molding Technologies' efforts to expand its customer base and grow its business, and provide on-time delivery to customers;

•the Company’s decision to pursue new products and initiatives to quote and execute manufacturing processes for new business, acquire raw materials, address inflationary pressures, regulatory matters and labor relations;

•the ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate and completed acquisitions;

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

•cybersecurity incidents or other similar disruptions impacting Core Molding Technologies or significant customers and/or suppliers; and

•other risks identified from time to time in Core Molding Technologies’ other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, cyclical demand, anticipated program launches and price changes, the Company expects revenues for the calendar year 2026 to increase by approximately 0 to 5 percent as compared to 2025 and the second half of 2026 to be greater than the first half of 2026. The Company also expects a consistent mix in 2026 as compared to 2025 between product revenues and tooling revenues as new programs launch during 2026. In 2026, the Company expects to incur incremental one-time costs of approximately $3,000,000 in connection with the Mexico Expansion Project, primarily related to press relocations and the temporary overlap of two facility leases in Monterrey, as well as approximately $2,000,000 associated with the Company’s succession plan. The increase in succession plan costs is primarily due to the increase in the Company's stock price over the last 60 days. Both expenses will primarily be incurred during the first half of 2026 and will be recorded in Selling, General, and Administrative expenses.

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

Results of Operations

Three Months Ended March 31, 2026, as Compared to Three Months Ended March 31, 2025
Net sales for the three months ended March 31, 2026 and 2025 totaled $58,583,000 and $61,447,000, respectively. Included in net sales were tooling project sales of $1,123,000 and $435,000 for the three months ended March 31, 2026 and 2025, respectively. Tooling sales are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product sales, excluding tooling project sales, for the three months ended March 31, 2026 were $57,460,000 compared to $61,012,000 for the same period in 2025. The decrease in sales is primarily the result of lower demand in medium and heavy-duty truck markets, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by increase in Powersports due to demand increases and launching new programs. The Company's product sales for the three months ended March 31, 2026 compared to the same period in 2025 by market are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Medium and heavy-duty truck	$19,535	$29,560
Power sports	20,697	14,206
Building products	5,174	6,379
Industrial and utilities	5,324	5,370
All other	6,730	5,497
Net product revenue	$57,460	$61,012

Gross margin was 20.4% and 19.2% of sales for the three months ended March 31, 2026 and 2025, respectively. Gross margin compared to last year was favorably impacted by product mix and operational efficiencies of 1.1% and changes in selling price and raw material costs of 0.5%, offset by fixed cost leverage of 0.4%.

Selling general and administrative expense ("SG&A") was $11,214,000 for the three months ended March 31, 2026, which included succession plan costs of $924,000 and Mexico expansion related expense of $2,102,000. Excluding succession plan costs and Mexico expansion related expense, SG&A cost for the three months ended March 31, 2026 totaled $8,188,000 compared to $8,444,000, excluding $500,000 of severance expense, for the three months ended March 31, 2025. Decreased SG&A expenses resulted primarily from lower foreign currency of $268,000.

Net interest expense totaled $86,000 for the three months ended March 31, 2026, compared to $16,000 for the three months ended March 31, 2025. Higher interest expense was primarily due to lower interest income from cash accumulation of $190,000.

Income tax expense for the three months ended March 31, 2026 is estimated to be $190,000, approximately 23.9% of income before income taxes. Income tax expense for the three months ended March 31, 2025 was estimated to be $750,000, approximately 25.6% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions while taxable losses are being generated in lower tax rate jurisdictions.

The Company recorded net income for the three months ended March 31, 2026 of $605,000 or $0.07 per basic and diluted share compared with net income of $2,183,000, or $0.25 per basic and diluted share, for the three months ended March 31, 2025.

Comprehensive income totaled $623,000 for the three months ended March 31, 2026, compared to comprehensive income of $3,061,000 for the same period ended March 31, 2025. The decrease was primarily related to the decrease in net income of $1,578,000 and hedging activity of $857,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of March 31, 2026, the Company had outstanding foreign exchange contracts with notional amounts totaling $57,665,000. As of March 31, 2026, the Company had outstanding interest rate swaps with notional amounts totaling $19,375,000.

Cash used in operating activities for the three months ended March 31, 2026 totaled $9,229,000. Net income of $605,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $3,057,000 and $495,000, respectively. Increased working capital decreased cash provided by operating activities by $13,572,000. Higher working capital was primarily driven by payments to tooling vendors, increased inventory associated with the Mexico expansion, and changes in product mix impacting accounts receivable, partially offset by accounts payable and accrued liabilities.
Cash used in investing activities for the three months ended March 31, 2026 was $3,784,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $25,000,000 to $30,000,000 during 2026 on property, plant and equipment purchases for all of the Company's operations. Included in the Company's anticipated spending in 2026 is approximately $18,000,000 to $20,000,000 for the Mexico expansion project. At March 31, 2026, purchase commitments for capital expenditures in progress were $8,042,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used in financing activities for the three months ended March 31, 2026 totaled $1,538,000, which consisted of purchase of treasury stock of $612,000 in exchange for payment of taxes related to net shares settlements of equity awards, repayments of long-term debt of $469,000 and treasury stock related to the Company's stock buy back plan of $457,000.
At March 31, 2026, the Company had $23,507,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of March 31, 2026, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
Management believes cash on hand, cash flow from operating activities and available borrowings under the Company's credit agreement will be sufficient to meet the Company's current liquidity needs.
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (as amended on March 7, 2024 and February 10, 2026, the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000, comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of March 31, 2026.

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

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of March 31, 2026 and December 31, 2025, respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 5.43% and 6.33% as of March 31, 2026 and December 31, 2025, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 ($25,000,000 of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.43% and 5.46% as of March 31, 2026 and December 31, 2025, respectively.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 3.65% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of March 31, 2026 and December 31, 2025. The fair value of the interest rate swap was an asset of $78,000 and $23,000 at March 31, 2026 and December 31, 2025, respectively.

Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of March 31, 2026 or December 31, 2025.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of March 31, 2026 and December 31, 2025.
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
Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those previously disclosed in Core Molding Technologies' Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company repurchased a total of 56,452 shares of the Company’s common stock during the three months ended March 31, 2026. For the month ending March 31, 2026, 24,545 shares with an average stock price of $18.62 repurchased under the repurchase program during the three months ended March 31, 2026. The following table provides information with respect to repurchases of common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs(1)
January 1 to 31, 2026	11,796	18.58	11,796	$1,168,000
February 1 to 28, 2026	—	—	—	1,168,000
March 1 to 31, 2026	44,656(2)	$18.65	12,749	7,430,000
Total	56,452	$—	24,545	—

1.On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. On March 11, 2026, the Company announced that its Board approved an increase to the program, authorizing the repurchase of up to an incremental $6,500,000 of its outstanding shares of common stock. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The Company repurchased 24,545 shares of the Company’s common stock under the stock repurchase program during the three months ended March 31, 2026.
2.Includes 31,907 shares of the Company’s common stock withheld to satisfy income tax withholding obligations in connection with the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	May 7, 2026	By:	/s/ David L. Duvall
David L. Duvall
President, Chief Executive Officer, and Director

Date:	May 7, 2026	By:	/s/ Alex J. Panda
Alex J. Panda
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10(a)	First Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 17, 2026

31(a)	Section 302 Certification by David L. Duvall, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Alex J. Panda, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of David L. Duvall, Chief Executive Officer of Core Molding Technologies, Inc., dated May 7, 2026, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Alex J. Panda, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated May 7, 2026, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein