Form 10-Q
period 2026-06-30
CORE MOLDING TECHNOLOGIES INC
filed 2026-08-04
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 3, 2026, the latest practicable date, 8,849,034 shares of the registrant’s common stock were issued, which includes 285,735 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net production revenue	$60,890	$61,633	$118,350	$122,645
Net tooling project revenue	1,839	17,606	2,962	18,041
Total net revenue	62,729	79,239	121,312	140,686

Cost of revenue	50,001	64,925	96,606	114,589

Gross margin	12,728	14,314	24,706	26,097

Selling, general and administrative expense	10,433	9,100	21,647	18,044

Operating income	2,295	5,214	3,059	8,053

Other income and expense
Net interest (income) expense	60	(32)	146	(16)
Net periodic post-retirement benefit	(117)	(117)	(234)	(227)
Total other income	(57)	(149)	(88)	(243)

Income before taxes	2,352	5,363	3,147	8,296

Income tax expense	569	1,311	759	2,061

Net income	$1,783	$4,052	$2,388	$6,235

Net income per share of common stock:
Basic	$0.21	$0.47	$0.28	$0.73
Diluted	$0.21	$0.47	$0.27	$0.72

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$1,783	$4,052	$2,388	$6,235

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain	945	1,165	1,056	2,608
Net of tax expense	(196)	(251)	(217)	(553)

Interest rate swaps:
Unrealized hedge loss	(78)	(112)	(23)	(304)
Net of tax benefit	16	23	4	64

Post-retirement benefit plan adjustments:
Amortization of net actuarial gain	(22)	(22)	(44)	(39)
Amortization of prior service credits	(124)	(124)	(248)	(248)
Net tax benefit	31	31	62	60

Comprehensive income	$2,355	$4,762	$2,978	$7,823
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,134	$38,058
Accounts receivable, net	35,292	30,831
Inventories, net	27,338	19,715
Foreign tax receivable	10,033	6,565
Prepaid expenses and other current assets	11,507	8,159
Total current assets	96,304	103,328

Right of use asset	14,514	14,494
Property, plant and equipment, net	93,526	86,940
Goodwill	17,376	17,376
Intangibles, net	3,021	3,479
Other non-current assets	2,679	2,515
Total Assets	$227,420	$228,132

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$—	$2,075
Accounts payable	23,808	14,924
Contract liability	9,774	5,018
Compensation and related benefits	7,215	4,988
Accrued other liabilities	7,442	7,168
Total current liabilities	48,239	34,173

Other non-current liabilities	1,901	1,935
Lease liabilities	13,027	13,113
Long-term debt	—	17,639
Post-retirement benefits liability	3,176	3,101
Total Liabilities	66,343	69,961
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,563,299 at June 30, 2026 and 8,510,938 at December 31, 2025	86	85
Paid-in capital	48,499	47,503
Accumulated other comprehensive income, net of income taxes	4,528	3,938
Treasury stock - at cost, 4,536,257 shares at June 30, 2026 and 4,479,805 shares at December 31, 2025	(40,987)	(39,918)
Retained earnings	148,951	146,563
Total Stockholders’ Equity	161,077	158,171
Total Liabilities and Stockholders’ Equity	$227,420	$228,132
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended June 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	8,607,615	$86	$46,391	$3,170	$(37,325)	$137,551	$149,873
Net income						4,052	4,052
Change in post-retirement benefits, net of tax of $31				(115)			(115)
Change in foreign currency hedge, net of tax of $251				914			914
Change in interest rate swaps, net of tax of $23				(89)			(89)
Restricted stock vested	63,558	1					1
Purchase of treasury stock related to net settlement of equity awards	(21,613)	—			(339)		(339)
Purchase of treasury stock	(88,207)	(1)			(1,329)		(1,330)
Share-based compensation			494				494
Balance at June 30, 2025	8,561,353	$86	$46,885	$3,880	$(38,993)	$141,603	$153,461
For the six months ended June 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361
Net income						6,235	6,235
Change in post-retirement benefits, net of tax of $60				(227)			(227)
Change in foreign currency hedge, net of tax of $553				2,055			2,055
Change in interest rate swaps, net of tax of $64				(240)			(240)
Restricted stock vested	139,495	1					1
Purchase of treasury stock related to net settlement of equity awards	(40,953)	—			(600)		(600)
Purchase of treasury stock	(151,584)	(1)			(2,248)		(2,249)
Share-based compensation			1,125				1,125
Balance at June 30, 2025	8,561,353	$86	$46,885	$3,880	$(38,993)	$141,603	$153,461

For the three months ended June 30, 2026:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	8,563,299	$86	$47,998	$3,956	$(40,987)	$147,168	$158,221
Net income						1,783	1,783
Change in post-retirement benefits, net of tax of $31				(115)			(115)
Change in foreign currency hedge, net of tax of $196				749			749
Change in interest rate swaps, net of tax of $16				(62)			(62)
Restricted stock vested	—	—					—
Purchase of treasury stock related to net settlement of equity awards	—	—			—		—
Purchase of treasury stock	—	—			—		—
Share-based compensation			501				501
Balance at June 30, 2026	8,563,299	$86	$48,499	$4,528	$(40,987)	$148,951	$161,077

For the six months ended June 30, 2026:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	8,510,938	$85	$47,503	$3,938	$(39,918)	$146,563	$158,171
Net income						2,388	2,388
Change in post-retirement benefits, net of tax of $62				(230)			(230)
Change in foreign currency hedge, net of tax of $217				839			839
Change in interest rate swaps, net of tax of $4				(19)			(19)
Restricted stock vested	108,813	1					1
Purchase of treasury stock related to net settlement of equity awards	(31,907)	—			(612)		(612)
Purchase of treasury stock	(24,545)	—			(457)		(457)
Share-based compensation			996				996
Balance at June 30, 2026	8,563,299	$86	$48,499	$4,528	$(40,987)	$148,951	$161,077
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,388	$6,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,231	6,391
Loss on disposal of property, plant and equipment	—	4
Share-based compensation	996	1,125
(Gains) on foreign currency remeasurement	(489)	(220)
Change in operating assets and liabilities:
Accounts receivable	(4,461)	(7,674)
Inventories	(7,623)	(1,010)
Prepaid and other assets	(6,082)	485
Accounts payable	9,246	5,857
Accrued and other liabilities	7,081	(1,372)
Post-retirement benefits liability	(217)	(227)
Net cash provided by operating activities	7,070	9,594

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,082)	(4,387)
Net cash used in investing activities	(12,082)	(4,387)

Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards	(612)	(600)
Purchase of treasury stock	(457)	(2,249)
Payment of principal on term loans	(19,843)	(949)
Net cash used in financing activities	(20,912)	(3,798)

Net change in cash and cash equivalents	(25,924)	1,409

Cash and cash equivalents at beginning of period	38,058	41,803

Cash and cash equivalents at end of period	$12,134	$43,212

Cash paid for:
Interest	$475	$519
Income taxes	$3,142	$2,511
Non-cash investing activities:
Fixed asset purchases in accounts payable	$1,260	$235
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at June 30, 2026, and the results of operations and cash flows for the six months ended June 30, 2026. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, should be read in conjunction with these consolidated financial statements.
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
Revenue Recognition: The Company historically has recognized revenue from two streams, product revenue and tooling contract revenue. Product revenue is earned from the manufacture and sale of sheet molding compounds and thermoset and thermoplastic products. Product revenue is generally recognized when products are shipped, as the Company transfers control to the customer and is entitled to payment upon shipment.
Tooling Project revenue is earned from manufacturing multiple tools, molds and assembly equipment as part of a tooling program for a customer. Given that the Company is providing a significant service of producing highly interdependent component parts of the tooling program, each tooling program consists of a single performance obligation to provide the customer the capability to produce a single product. Based on the arrangement with the customer, the Company recognizes revenue either at a point in time or over a given period. When the Company does not have an enforceable right to payment, the Company recognizes tooling project revenue at a point in time. In such cases, the Company recognizes revenue upon customer acceptance, which is when the customer has legal title to the tools.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $12,134,000 cash on hand at June 30, 2026 and had $38,058,000 cash on hand at December 31, 2025.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that $69,000 and $58,000 allowance for credit losses was needed at June 30, 2026 and December 31, 2025, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $342,000 at June 30, 2026 and $212,000 at December 31, 2025. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,099,000 at June 30, 2026 and $1,137,000 at December 31, 2025.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $793,000 at June 30, 2026, and $59,000 at December 31, 2025. Contract assets are classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the six months ended June 30, 2026 and June 30, 2025, the Company recognized no impairments on contract assets. For the six months ended June 30, 2026, the Company recognized $1,200,000 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2025.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the six months ended June 30, 2026 and 2025, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the six months ended June 30, 2026 and 2025, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at June 30, 2026 and December 31, 2025 of $982,000 and $845,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 9, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,362,000 at June 30, 2026 and $3,287,000 at December 31, 2025.

3. NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive restricted stock under the treasury stock method.
The computation of basic and diluted net income per share of common stock (in thousands, except for per share data) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$1,783	$4,052	$2,388	$6,235

Weighted average common shares outstanding — basic	8,581	8,570	8,598	8,593
Effect of weighted average dilutive securities	128	50	127	111
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,709	8,620	8,725	8,704

Basic net income per share of common stock	$0.21	$0.47	$0.28	$0.73
Diluted net income per share of common stock	$0.21	$0.47	$0.27	$0.72

4. MAJOR CUSTOMERS
The Company had three major customers during the six months ended June 30, 2026, BRP, Inc. ("BRP"), International Motors, LLC (“International”), and PACCAR, Inc. ("PACCAR"). Major customers are defined as customers whose revenue individually consist of more than ten percent of the Company's total revenue during any annual or interim reporting period presented. The loss of a significant portion of revenue to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
BRP product revenue	$9,734	$7,880	$23,124	$14,572
BRP tooling project revenue	247	741	363	760
Total BRP revenue	9,981	8,621	23,487	15,332

International product revenue	11,881	13,417	21,305	24,305
International tooling project revenue	22	14,614	29	14,614
Total International revenue	11,903	28,031	21,334	38,919

PACCAR product revenue	8,895	8,360	16,390	17,293
PACCAR tooling project revenue	—	180	—	321
Total PACCAR revenue	8,895	8,540	16,390	17,614

Other product revenue	30,380	31,976	57,531	66,475
Other tooling project revenue	1,570	2,071	2,570	2,346
Total other revenue	31,950	34,047	60,101	68,821

Total product revenue	60,890	61,633	118,350	122,645
Total tooling project revenue	1,839	17,606	2,962	18,041
Total revenue	$62,729	$79,239	$121,312	$140,686

5. INVENTORY
Inventories, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$16,155	$11,660
Work in process	2,139	2,146
Finished goods	9,044	5,909
Total	$27,338	$19,715

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
The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$980	$511	$1,689	$1,012
Short-term lease cost	244	330	558	690
Total net lease cost	$1,224	$841	$2,247	$1,702
Other supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$14,514	$14,494

Current operating lease liabilities(A)	$2,119	$1,721
Noncurrent operating lease liabilities(B)	13,027	13,113
Total operating lease liabilities	$15,146	$14,834

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
During the six months ended June 30, 2026, the Company entered into a renewed lease related to the Matamoros production facility, which resulted in a right-of-use asset of $1,260,000 in exchange for new operating lease liabilities.

7. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	June 30, 2026	December 31, 2025
Property, plant and equipment	$229,843	$217,612
Accumulated depreciation	(136,317)	(130,672)
Property, plant and equipment — net	$93,526	$86,940
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended June 30, 2026 and 2025 was $2,837,000 and $2,928,000, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $5,644,000 and $5,857,000, respectively. Amounts invested in capital additions in progress were $22,378,000 at June 30, 2026, which $15,893,000 related to Mexico expansion project. Amounts invested in capital additions in process at December 31, 2025 were $13,549,000, which $6,415,000 related to the Mexico expansion project. At June 30, 2026 and December 31, 2025, purchase commitments for capital expenditures in progress were $8,319,000 and $13,766,000, respectively.
8. GOODWILL AND INTANGIBLES
Goodwill activity for the six months ended June 30, 2026 consisted of the following (in thousands):

Balance at December 31, 2025	$17,376
Additions	—
Impairment	—
Balance at June 30, 2026	$17,376
Intangibles, net at June 30, 2026 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(114)	$136
Trademarks	10 Years	1,610	(1,362)	248
Customer relationships	10-12 Years	9,330	(6,693)	2,637
Total		$11,190	$(8,169)	$3,021
Intangibles, net at December 31, 2025 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(109)	$141
Trademarks	10 Years	1,610	(1,281)	329
Customer relationships	10-12 Years	9,330	(6,321)	3,009
Total		$11,190	$(7,711)	$3,479
The aggregate intangible asset amortization expense was $229,000 and $229,000 for the three months ended June 30, 2026 and 2025, respectively. The aggregate intangible amortization expense was $458,000 and $494,000 for the six months ended June 30, 2026 and 2025, respectively.

9. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Pension expense:
Multi-employer plan	$89	$118	$161	$248
Defined contribution plan	384	411	794	877
Total pension expense	473	529	955	1,125
Health and life insurance:
Interest cost	29	29	58	60
Amortization of prior service credits	(124)	(124)	(248)	(248)
Amortization of net gain	(22)	(22)	(44)	(39)
Net periodic benefit credit	(117)	(117)	(234)	(227)
Total post-retirement benefits expense	$356	$412	$721	$898
The Company made payments of $1,015,000 to pension plans and $65,000 for post-retirement healthcare and life insurance during the six months ended June 30, 2026. For the remainder of 2026, the Company expects to make approximately $620,000 of pension plan payments, of which $84,000 was accrued at June 30, 2026. The Company also expects to make approximately $92,000 of post-retirement healthcare and life insurance payments for the remainder of 2026, all of which were accrued at June 30, 2026.
10. DEBT
Debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025

Huntington term loans payable	$—	$19,843
Total	—	19,843
Less deferred loan costs	—	(129)
Less current portion	—	(2,075)
Long-term debt	$—	$17,639

Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (as amended on March 7, 2024 and February 10, 2026 the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000, comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of June 30, 2026.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of June 30, 2026 and December 31, 2025. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of June 30, 2026 and December 31, 2025,respectively.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 5.42% and 5.46% as of June 30, 2026 and December 31, 2025, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 all of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.42% and 5.46% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company repaid in full the outstanding balance of the Huntington Term Loan.

Interest Rate Swap Agreement
The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of June 30, 2026 and December 31, 2025. The fair value of the interest rate swap was an asset of $0 and $23,000 at June 30, 2026 and December 31, 2025, respectively. Concurrent with the repayment of the Huntington Term Loan, the Company terminated the Interest Rate Swap and recognized a gain of $170,000.
Credit Refinancing
On July 2, 2026, the Company entered into the Third Amendment to the Huntington Credit Agreement. The amendment refinanced the Company's existing term loan and amended the Company's credit facilities. Pursuant to the amended Huntington Credit Agreement, Huntington provides secured credit facilities in an aggregate principal amount of $100,000,000, consisting of (i) a $50,000,000 revolving credit facility and (ii) a $50,000,000 delayed draw term loan facility. The revolving credit facility matures on July 2, 2031. The delayed draw term facility is available for borrowings through July 2, 2031, with amounts borrowed converting into amortizing term loans on specified annual conversion dates and all outstanding balances maturing on July 2, 2031.

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
At June 30, 2026 and December 31, 2025, the Company had a net deferred tax asset of $1,402,000 and $221,000 related to tax positions in Mexico and Canada, and deferred tax liabilities of $1,035,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of June 30, 2026, the Company had a valuation allowance of $1,327,000, against deferred tax assets related to local (city) jurisdiction tax positions, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the net deferred tax assets associated with the Mexican, and Canadian tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the six months ended June 30, 2026 is estimated to be $759,000, approximately 24.1% of income before income taxes. Income tax expense for the six months ended June 30, 2025 was estimated to be $2,061,000, approximately 24.8% of income before income taxes.
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
12. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and approved amendments on May 16, 2024, May 15, 2025 and May 14, 2026 (as amended, the "2021 Plan"). The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,954,823 shares for issuance. At June 30, 2026, 944,854 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

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

During the six months ended June 30, 2026 employees withheld 31,907 shares of the Company's common stock to satisfy income withholding obligations in connection with the vesting of restricted stock awards, and in the same period in 2025 the Company withheld 40,953 shares.

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
The following summarizes the status of Restricted Stock and changes during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	197,529	$15.01
Granted	129,502	19.87
Vested	(101,477)	15.40
Forfeited	(29,495)	14.80
Unvested balance at June 30, 2026	196,059	$18.07
At June 30, 2026 and 2025, there was $2,809,000 and $2,337,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at June 30, 2026 is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to Restricted Stock grants for the three months ended June 30, 2026 and 2025 was $411,000 and $439,000, respectively. Total compensation cost related to Restricted Stock grants for the six months ended June 30, 2026 and 2025 was $863,000 and $987,000, respectively, all of which was recorded to selling, general and administrative expense.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	99,025	$14.43
Granted	39,554	19.25
Vested	(7,336)	15.98
Forfeited	(41,567)	14.60
Unvested balance at June 30, 2026	89,676	$16.45
At June 30, 2026 and 2025, there was $815,000 and $1,050,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards, respectively. The unrecognized compensation expense at June 30, 2026 is expected to be recognized over the weighted-average period of 2.5 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended June 30, 2026 and 2025 was $84,000 and $55,000, respectively. Total compensation cost related to Performance Restricted Stock grants for the six months ended June 30, 2026 and 2025 was $133,000 and $138,000, respectively, all of which was recorded to selling, general and administrative expense.
Due to award modification as a part of the Executive Transition announced on August 1, 2025, the Company reclassified 28,744 restricted stock awards and 29,704 performance restricted stock awards to liability-classified awards. This reclassification reduced Paid-in Capital by $45,000 for the years ended December 31, 2025. These awards are measured at the fair value of the Company’s common stock on the modification date and are marked to market at each reporting period. Compensation expense is recognized over the service period of ten months which concluded on May 31, 2026.
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
At June 30, 2026 there was $444,000 of total unrecognized compensation expense related to Phantom Stock Awards. At June 30, 2025 there was $271,000 unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at June 30, 2026 and 2025 is expected to be recognized over the weighted-average period of 1.9 years. Total compensation cost related to Phantom Stock Awards for the three months ended June 30, 2026 and 2025 was $95,000 and $36,000, respectively. Total compensation cost related to Phantom Stock Awards for the six months ended June 30, 2026 and 2025 was $143,000 and $64,000, respectively, all of which was recorded to selling, general and administrative expense.

14. STOCK REPURCHASE PLAN
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. On March 11, 2026, the Company announced that its Board of Directors approved an increase to the program, authorizing the repurchase of up to an additional approximately $6,500,000 of its outstanding common stock. As of such date, approximately $1,000,000 of repurchase authority remained under the program, resulting in total available repurchase authority of approximately $7,500,000 following the increase. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were no shares repurchased under the repurchase program during the three months ended June 30, 2026. There were 24,545 shares repurchased under the repurchase program during the six months ended June 30, 2026, totaling $457,000.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of June 30, 2026 and December 31, 2025 approximate fair value due to the short-term maturities of these financial instruments. As of June 30, 2026 and December 31, 2025, the carrying amounts of the Huntington Term Loan approximated fair value due to the short-term nature of the underlying variable rate SOFR used to determine interest charged on the loans.

The Company had Level 2 fair value measurements at June 30, 2026 relating to the Company’s interest rate swaps and foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of June 30, 2026, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $53,700,000 and $66,856,000 as of June 30, 2026 and December 31, 2025, respectively.
Interest Rate Swap
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. See Note 10, "Debt", for additional information. The notional contract value of the interest rate swap was $0 and $19,843,000 as of June 30, 2026 and December 31, 2025, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments June 30, 2026
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$1,879	Accrued other liabilities	$—
	Other non-current assets	$231	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$—	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2025
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$1,054	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$15	Accrued other liabilities	$—
	Other non-current assets	$8	Other non-current liabilities	$—

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended June 30, 2026 and 2025 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2026	2025		2026	2025
Foreign exchange contracts	$1,591	$1,402	Cost of goods sold	$504	$203
			Selling, general and administrative expense	$142	$33
Interest rate swaps	$(22)	$(73)	Interest expense	$56	$39
The following tables summarize the amount of unrealized and realized gain (loss) recognized in AOCI for the six months ended June 30, 2026 and 2025 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2026	2025		2026	2025
Foreign exchange contracts	$2,069	$2,239	Cost of goods sold	$780	$(322)
			Selling, general and administrative expense	$233	$(47)
Interest rate swaps	$32	$(157)	Interest expense	$55	$147
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, for the six months ended June 30, 2026 and 2025 (in thousands):

2025:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2025:
Balance at December 31, 2024	$(1,254)	$3,546	$2,292
Other comprehensive income before reclassifications	2,082	—	2,082
Amounts reclassified from accumulated other comprehensive income	222	(287)	(65)
Income tax benefit (expense)	(489)	60	(429)
Balance at June 30, 2025	$561	$3,319	$3,880

2026:
Balance at December 31, 2025	$850	$3,088	$3,938
Other comprehensive income before reclassifications	2,101	—	2,101
Amounts reclassified from accumulated other comprehensive income	(1,068)	(292)	(1,360)
Income tax benefit (expense)	(213)	62	(151)
Balance at June 30, 2026	$1,670	$2,858	$4,528
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

The following tables present selected financial information with respect to our single reporting segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
North America Segment:
Product revenue	$60,890	$61,633	$118,350	$122,645
Tooling project revenue	1,839	17,606	2,962	18,041
North America Segment Total Revenue	62,729	79,239	121,312	140,686

Less:
Variable Cost of Goods Sold	42,836	57,699	82,661	100,507
Fixed Cost of Goods Sold	7,165	7,226	13,945	14,082
Selling, General and Administration	10,433	9,100	21,647	18,044
North America Segment Operating Income	2,295	5,214	3,059	8,053

Less:
Net interest expense	60	(32)	146	(16)
Net periodic post retirement benefit	(117)	(117)	(234)	(227)
Income taxes	569	1,311	759	2,061
North America Net Income	$1,783	$4,052	$2,388	$6,235

18. SUBSEQUENT EVENTS
On July 2, 2026, the Company entered into the Third Amendment to its Huntington Credit Agreement. The amendment refinanced the Company's existing term loan and amended the Company's credit facilities. Pursuant to the amended Huntington Credit Agreement, Huntington provides secured credit facilities in an aggregate principal amount of $100,000,000, consisting of (i) a $50,000,000 revolving credit facility and (ii) a $50,000,000 delayed draw term loan facility. The revolving credit facility matures on July 2, 2031. The delayed draw term facility is available for borrowings through July 2, 2031, with amounts borrowed converting into amortizing term loans on specified annual conversion dates and all outstanding balances maturing on July 2, 2031.

The Company's obligations under the Huntington Credit Agreement are secured by substantially all of the Company's U.S. and Canadian assets and 65% of the equity interests in its Mexican subsidiaries, and are unconditionally guaranteed by certain of its subsidiaries. Interest is payable monthly and, at the Company's election, borrowings bear interest at either (i) the Alternate Base Rate ("ABR") plus an applicable margin ranging from 2.25% to 3.00%, or (ii) Daily Simple SOFR plus an applicable margin ranging from 1.25% to 2.00%, based on the Company's Margin Leverage Ratio. In addition, the Company pays an unused commitment fee ranging from 0.15% to 0.25% on the unused portion of the revolving and delayed draw commitments, also based on the Margin Leverage Ratio.

Concurrent with the Third Amendment, the Company repaid in full the outstanding term loan under the prior credit agreement. The proceeds available under the amended facilities may be used for general corporate purposes, permitted acquisitions, capital expenditures and other purposes permitted under the Huntington Credit Agreement. In connection with the Third Amendment, the Company wrote off $87,000 of unamortized deferred financing costs, which was recognized as interest expense during the period.

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

Product revenue fluctuate in response to several factors, including many that are beyond the Company’s control, such as general economic conditions, interest rates, government regulations, consumer spending, raw material cost inflation, labor availability, and our customers’ production rates and inventory levels. The Company's customers operate in many different markets with different cyclicality and seasonality.

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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, cyclical demand, anticipated program launches and price changes, the Company expects revenues for the calendar year 2026 to increase by approximately 0 to 5 percent as compared to 2025 and the second half of 2026 to be greater than the first half of 2026. The Company also expects a consistent mix in 2026 as compared to 2025 between product revenues and tooling project revenues as new programs launch during 2026. During the second half of 2026, the Company expects to incur incremental one-time costs of approximately $500,000 in connection with the Mexico Expansion Project, related to press relocations and temporary overlap of two facility leases in Monterrey. The expense will primarily be incurred during the third quarter of 2026 and will be recorded in Selling, General and Administrative expenses.

The Company continues to monitor evolving geopolitical tensions involving Iran and any potential impact such developments may have on global supply chains, such as cost and availability. While disruptions could create volatility in the costs of certain inputs used in the Company's manufacturing processes, the Company maintains contractual raw material adjustment mechanisms with many of its customers that allow for changes in material costs to be passed through, which may help mitigate the financial impact of such fluctuations.

The Company also continues to monitor developments related to the upcoming review of the United States-Mexico-Canada Agreement ("USMCA") and other potential changes in North American trade policy. To date, the Company has not experienced any material disruption to production schedules related to these developments and believes its diversified North American manufacturing footprint, long-standing customer relationships, and strong balance sheet positions the Company well to respond to changes in the evolving trade environment while continuing to support future growth initiatives.

Results of Operations

Three Months Ended June 30, 2026, as Compared to Three Months Ended June 30, 2025
Net revenue for the three months ended June 30, 2026 and 2025 totaled $62,729,000 and $79,239,000, respectively. Included in net revenue were tooling project revenue of $1,839,000 and $17,606,000 for the three months ended June 30, 2026 and 2025, respectively. Tooling project revenue are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product revenue, excluding tooling project revenue, for the three months ended June 30, 2026 were $60,890,000 compared to $61,633,000 for the same period in 2025. The change in product revenue is primarily the result of lower demand from the medium and heavy-duty truck, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by demand increase in the building products market and new program launches. The Company's product revenue for the three months ended June 30, 2026 compared to the same period in 2025 by market are as follows (in thousands):

	Three months ended June 30,
	2026	2025
Medium and heavy-duty truck	$24,172	$31,246
Power sports	15,245	14,208
Building products	6,316	4,671
Industrial and utilities	6,207	5,874
All other	8,950	5,634
Net product revenue	$60,890	$61,633

Gross margin was approximately 20.3% of revenue for the three months ended June 30, 2026 and included a favorable one-time capacity charge impacting gross margin by 90 basis points. Excluding the one-time gain gross margin was 19.4% of revenue for the same period compared to 18.1% of revenue for the three months ended June 30, 2025. Gross margin compared to last year was favorably impacted by product mix and operating efficiencies of 4.0%, offset by fixed cost leverage of 2.2% and net changes in selling price and raw material costs of 0.5%.

Selling general and administrative expense ("SG&A") was $10,433,000 for the three months ended June 30, 2026, which included severance expense of $487,000 and Mexico expansion related expense of $1,302,000. Excluding severance and Mexico expansion related expense, SG&A cost for the three months ended June 30, 2026 totaled $8,644,000 compared to $9,100,000 for the three months ended June 30, 2025.

Net interest expense totaled $60,000 for the three months ended June 30, 2026, compared to net interest income of $32,000 for the three months ended June 30, 2025. Lower interest income was primarily due to lower interest income of $106,000 from cash accumulation. For the three months ended June 30, 2026, the Company recognized an loss of $87,000 related to the repayment of the Huntington Term Loan and a gain of $170,000 for the termination of Interest Rate Swap.

Income tax expense for the three months ended June 30, 2026 is estimated to be $569,000, approximately 24.2% of income before income taxes. Income tax expense for the three months ended June 30, 2025 was estimated to be $1,311,000, approximately 24.4% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions and the affect of one time nontaxable expenses.

The Company recorded net income for the three months ended June 30, 2026 of $1,783,000 or $0.21 per basic and diluted share compared with net income of $4,052,000, or $0.47 per basic and diluted share, for the three months ended June 30, 2025.

Comprehensive income totaled $2,355,000 for the three months ended June 30, 2026, compared to comprehensive income of $4,762,000 for the same period ended June 30, 2025. The decrease was primarily related to lower in net income of $2,269,000.

Six Months Ended June 30, 2026, as Compared to Six Months Ended June 30, 2025
Net revenue for the six months ended June 30, 2026 and 2025 totaled $121,312,000 and $140,686,000, respectively. Included in net revenue were tooling project revenue of $2,962,000 and $18,041,000 for the six months ended June 30, 2026 and 2025, respectively. Tooling project revenue are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product revenue, excluding tooling project revenue, for the six months ended June 30, 2026 were $118,350,000 compared to $122,645,000 for the same period in 2025. The decrease in revenue is primarily the result of lower demand from the medium and heavy-duty truck, including transitioning the Company's business with Volvo from existing programs that the Company currently supplies to new programs that the Company does not support, offset by increase demand in power sports market and new program launches. The Company's product revenue for the six months ended June 30, 2026 compared to the same period in 2025 by market are as follows (in thousands):

	Six months ended June 30,
	2026	2025
Medium and heavy-duty truck	$43,707	$60,806
Power sports	35,942	28,414
Building products	11,490	11,050
Industrial and utilities	11,531	11,244
All other	15,680	11,131
Net product revenue	$118,350	$122,645

Gross margin was approximately 20.4% of revenue for the six months ended June 30, 2026 and included a favorable one-time capacity charge impacting gross margin by 60 basis points. Excluding the one-time gain, gross margin was 19.8% of revenue for the same period compared with 18.5% for the six months ended June 30, 2025. Gross margin compared to last year was favorably impacted by product mix and operating efficiencies of 2.8%, offset by fixed cost leverage of 1.4% and net changes in selling price and raw material costs of 0.1%.

SG&A was $21,647,000 for the six months ended June 30, 2026, which included severance of $1,411,000 and Mexico expansion related expense of $3,404,000. Excluding severance and one-time portfolio optimization costs, SG&A cost for the six months ended June 30, 2026 totaled $16,832,000 compared to SG&A costs without severance costs and one-time portfolio optimization costs $16,865,000 for the same period in 2025. Decreased SG&A expenses resulted primarily from favorable foreign currency translation of $509,000, offset by labor and benefit of $652,000.

Net interest expense totaled $146,000 for the six months ended June 30, 2026 compared to net interest income of $16,000 for the same period in 2025. Higher interest expense was primarily due to lower interest income of $320,000 from cash accumulation. For the six months ended June 30, 2026, the Company recognized an loss of $87,000 related to the repayment of the Huntington Term Loan and a gain of $170,000 for the termination of Interest Rate Swap.

Income tax expense for the six months ended June 30, 2026 is estimated to be $759,000, approximately 24.1% of income before income taxes. Income tax expense for the same period in 2025 was estimated to be $2,061,000, approximately 24.8% of income before income taxes. The Company’s effective tax rates reflect the effects of taxable income being generated in higher tax rate jurisdictions and the affect of one time nontaxable expenses.

The Company recorded net income for the six months ended June 30, 2026 of $2,388,000 or $0.28 per basic share and $0.27 per diluted share, compared with net income of $6,235,000, or $0.73 per basic and $0.72 diluted share, for the same period in 2025.

Comprehensive income totaled $2,978,000 for the six months ended June 30, 2026, compared to comprehensive income of $7,823,000 for the same period in 2025. The decrease was primarily related to lower net income of $3,847,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of June 30, 2026, the Company had outstanding foreign exchange contracts with notional amounts totaling $53,700,000. As of June 30, 2026, the Company had outstanding interest rate swaps with notional amounts totaling $0.

Cash provided by operating activities for the six months ended June 30, 2026 totaled $7,070,000. Net income of $2,388,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $6,231,000 and $996,000, respectively. Increased working capital decreased cash provided by operating activities by $2,056,000. Higher working capital was primarily related to changes in accounts receivable, inventories, and prepaid assets offset by accounts payable and accrued liabilities.

Cash used in investing activities for the six months ended June 30, 2026 was $12,082,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $25,000,000 to $30,000,000 during 2026 on property, plant and equipment purchases for all of the Company's operations. Included in the Company's anticipated spending in 2026 is approximately $18,000,000 to $20,000,000 for the Mexico expansion project. At June 30, 2026, purchase commitments for capital expenditures in progress were $8,319,000. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the six months ended June 30, 2026 totaled $20,912,000, which consisted of repayments of long-term debt of $19,843,000, the purchase of treasury stock of $612,000 in exchange for payment of taxes related to net shares settlements of equity awards and purchase of treasury stock of $457,000.
At June 30, 2026, the Company had $12,134,000 cash on hand, a $25,000,000 revolving loan facility of which none is outstanding, and a $25,000,000 Capex loan facility with no outstanding balance.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of June 30, 2026, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
Management believes cash on hand, cash flow from operating activities and available borrowings under the Company's credit agreement will be sufficient to meet the Company's current liquidity needs.
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (as amended on March 7, 2024 and February 10, 2026 the “Huntington Credit Agreement”) with The Huntington National Bank (“Huntington”), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the “Huntington Loans”) in the maximum aggregate principal amount of $75,000,000, comprised of three $25,000,000 commitments: a term loan commitment, a CapEx loan commitment and a revolving loan commitment.

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

The Huntington Credit Agreement contains certain customary representations and warranties, conditions, affirmative and negative covenants and events of default. The Company is in compliance with such covenants as of June 30, 2026.

Voluntary prepayments of amounts outstanding under the Huntington Loans are permitted at any time without premium or penalty.

The Company incurred debt origination fees of $402,000 related to the Huntington Credit Agreement, which is being amortized over the life of the agreement.

Huntington Capex Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured Capex loan (the “Huntington Capex Loan”) in the maximum aggregate principal amount of $25,000,000 which none was outstanding as of June 30, 2026 and December 31, 2025. Proceeds of the Huntington Capex Loan will be used to finance the ongoing capital expenditure needs of the Company.

Any borrowings from the Huntington Capex Loan will be converted to new term loans annually each February, beginning February 2025, and will have monthly principal repayments based on a sixty-month amortization period with all amounts outstanding on the Huntington Capex Loan being fully due on July 22, 2027.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a revolving loan commitment (the “Huntington Revolving Loan”) of $25,000,000. The Company has $25,000,000 of available revolving loans of which none was outstanding as of June 30, 2026 and December 31, 2025.

The Huntington Credit Agreement makes available to the Company a revolving commitment in the maximum amount of $25,000,000 at the Company’s option at any time during the five-year period following the closing. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid on July 22, 2027.

The interest rate for the Huntington Revolving Loan was 5.42% and 5.46% as of June 30, 2026 and December 31, 2025, respectively.

Huntington Term Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a Term Loan commitment (the “Huntington Term Loan”) of $25,000,000 all of which was advanced to the Company on July 22, 2022). The Huntington Term Loan is to be repaid in monthly installments beginning August 2022 of $104,000 per month for the first 24 months, $156,000 per month for the next 24 months, $208,000 for the next 12 months and the remaining balance to be paid on July 22, 2027. The interest rate for the Huntington Term Loan was 5.42% and 5.46% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company repaid in full the outstanding balance of the Huntington Term Loan.

Interest Rate Swap Agreement

The Company entered into an interest rate swap agreement that became effective July 22, 2022 and continues through July 2027, which was designed as a cash flow hedge for $25,000,000 of the Huntington Term Loan. Under this agreement, the Company will pay a fixed rate of 2.95% to the swap counterparty in exchange for the Term Loans daily variable SOFR. As a result the interest rate paid on the Huntington Term Loan was 4.75% as of June 30, 2026 and December 31, 2025. The fair value of the interest rate swap was an asset of $0 and $23,000 at June 30, 2026 and December 31, 2025, respectively. Concurrent with the repayment of the Huntington Term Loan, the Company terminated the Interest Rate Swap and recognized a gain of $170,000.
Credit Refinancing
On July 2, 2026, the Company entered into the Third Amendment to "the Huntington Credit Agreement". The amendment refinanced the Company's existing term loan and amended the Company's credit facilities. Pursuant to the amended Huntington Credit Agreement, Huntington provides secured credit facilities in an aggregate principal amount of $100,000,000, consisting of (i) a $50,000,000 revolving credit facility and (ii) a $50,000,000 delayed draw term loan facility. The revolving credit facility matures on July 2, 2031. The delayed draw term facility is available for borrowings through July 2, 2031, with amounts borrowed converting into amortizing term loans on specified annual conversion dates and all outstanding balances maturing on July 2, 2031. For additional information on the Third Amendment, see Note 18, "Subsequent Events," to the consolidated financial statements included herein.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of June 30, 2026 or December 31, 2025.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of June 30, 2026 and December 31, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company did not repurchase shares of the Company’s common stock during the three months ended June 30, 2026. On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. On March 11, 2026, the Company announced that its Board of Directors approved an increase to the program, authorizing the repurchase of up to an additional approximately $6,500,000 of its outstanding common stock. As of June 30, 2026, approximately $7,430,000 of common stock may be repurchased under the authorization. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs(1)
April 1 to 30, 2026	—	—	—	$7,430,000
May 1 to 31, 2026	—	$—	—	$—
June 1 to 30, 2026	—	$—	—	$—
Total	—	—	—	$—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	August 4, 2026	By:	/s/ Eric Palomaki
Eric Palomaki
President, Chief Executive Officer, and Director

Date:	August 4, 2026	By:	/s/ Alex J. Panda
Alex J. Panda
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10.1	Transition Agreement between Mr. Duvall and the Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 19, 2026

10.2	Amended and Restated Employment Agreement between Mr. Palomaki and the Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2026

10.3	Third Amendment to Credit Agreement dated July 2, 2026	Filed Herein

31(a)	Section 302 Certification by Eric Palomaki, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Alex J. Panda, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Eric Palomaki, Chief Executive Officer of Core Molding Technologies, Inc., dated August 4, 2026, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)	Certification of Alex J. Panda, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated August 4, 2026, pursuant to 18 U.S.C. Section 1350	Filed Herein

101.INS	XBRL Instance Document	Filed Herein

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herein

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herein

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herein

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herein

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herein

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed Herein