Form 10-Q
period 2026-09-30
CORE MOLDING TECHNOLOGIES INC
filed 2026-11-04
CIK 1026655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of November 2, 2026, the latest practicable date, 8,840,623 shares of the registrant’s common stock were issued, which includes 285,735 shares of unvested restricted common stock.

Part I — Financial Information
Item 1. Financial Statements
Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net production revenue	$64,827	$54,178	$183,179	$176,823
Net tooling project revenue	25,410	4,257	28,370	22,298
Total net revenue	90,237	58,435	211,549	199,121

Cost of revenue	76,854	48,290	173,460	162,879

Gross margin	13,383	10,145	38,089	36,242

Selling, general and administrative expense	11,793	7,572	33,440	25,616

Operating income	1,590	2,573	4,649	10,626

Other income and expense
Net interest expense	39	34	185	18
Net periodic post-retirement benefit	(117)	(117)	(351)	(344)
Total other income	(78)	(83)	(166)	(326)

Income before taxes	1,668	2,656	4,815	10,952

Income tax expense	155	779	914	2,840

Net income	$1,513	$1,877	$3,901	$8,112

Net income per share of common stock:
Basic	$0.18	$0.22	$0.45	$0.95
Diluted	$0.17	$0.22	$0.45	$0.93

See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$1,513	$1,877	$3,901	$8,112

Other comprehensive income:

Foreign currency hedging derivatives:
Unrealized hedge gain (loss)	(2,105)	(299)	(1,049)	2,309
Net of tax expense	441	68	224	(485)

Interest rate swaps:
Unrealized hedge loss	—	(50)	(23)	(354)
Net of tax benefit	—	10	4	74

Post-retirement benefit plan adjustments:
Amortization of net actuarial gain	(22)	(22)	(66)	(61)
Amortization of prior service credits	(124)	(124)	(372)	(372)
Net tax benefit	31	31	93	91

Comprehensive income (loss)	$(266)	$1,491	$2,712	$9,314
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except for share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,437	$38,058
Accounts receivable, net	40,643	30,831
Inventories, net	26,693	19,715
Foreign tax receivable	11,058	6,565
Prepaid expenses and other current assets	13,499	8,159
Total current assets	97,330	103,328

Right of use asset	13,775	14,494
Property, plant and equipment, net	97,121	86,940
Goodwill	17,376	17,376
Intangibles, net	2,793	3,479
Other non-current assets	2,565	2,515
Total Assets	$230,960	$228,132

Liabilities and Stockholders’ Equity:
Current liabilities:
Revolving debt	$4,810	$0
Current portion of long term debt	—	2,075
Accounts payable	29,056	14,924
Contract liability	3,231	5,018
Compensation and related benefits	7,871	4,988
Accrued other liabilities	7,316	7,168
Total current liabilities	52,284	34,173

Other non-current liabilities	1,800	1,935
Lease liabilities	12,524	13,113
Long-term debt	—	17,639
Post-retirement benefits liability	3,205	3,101
Total Liabilities	69,813	69,961
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock — $0.01 par value, authorized shares — 10,000,000; no shares outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock — $0.01 par value, authorized shares – 20,000,000; outstanding shares: 8,554,888 at September 30, 2026 and 8,510,938 at December 31, 2025	86	85
Paid-in capital	49,026	47,503
Accumulated other comprehensive income, net of income taxes	2,749	3,938
Treasury stock - at cost, 4,544,668 shares at September 30, 2026 and 4,479,805 shares at December 31, 2025	(41,178)	(39,918)
Retained earnings	150,464	146,563
Total Stockholders’ Equity	161,147	158,171
Total Liabilities and Stockholders’ Equity	$230,960	$228,132
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(In thousands, except for share data)
(Unaudited)

For the three months ended September 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	8,561,353	$86	$46,885	$3,880	$(38,993)	$141,603	$153,461
Net income						1,877	1,877
Change in post-retirement benefits, net of tax of $31				(115)			(115)
Change in foreign currency hedge, net of tax of $68				(231)			(231)
Change in interest rate swaps, net of tax of $10				(40)			(40)
Restricted stock vested							—
Share-based compensation			521				521
Unvested equity awards transition to liability accounting			(45)				(45)
Balance at September 30, 2025	8,561,353	$86	$47,361	$3,494	$(38,993)	$143,480	$155,428
For the nine months ended September 30, 2025:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	8,614,395	$86	$45,760	$2,292	$(36,145)	$135,368	$147,361
Net income						8,112	8,112
Change in post-retirement benefits, net of tax of $91				(342)			(342)
Change in foreign currency hedge, net of tax of $485				1,824			1,824
Change in interest rate swaps, net of tax of $74				(280)			(280)
Restricted stock vested	139,495	1					1
Purchase of treasury stock related to net settlement of equity awards	(40,953)	—			(600)		(600)
Purchase of treasury stock	(151,584)	(1)			(2,248)		(2,249)
Share-based compensation			1,646				1,646
Unvested equity awards transition to liability accounting			(45)				(45)
Balance at September 30, 2025	8,561,353	$86	$47,361	$3,494	$(38,993)	$143,480	$155,428

For the three months ended September 30, 2026:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	8,563,299	$86	$48,499	$4,528	$(40,987)	$148,951	$161,077
Net income						1,513	1,513
Change in post-retirement benefits, net of tax of $31				(115)			(115)
Change in foreign currency hedge, net of tax of $441				(1,664)			(1,664)
Purchase of treasury stock	(8,411)	—			(191)		(191)
Share-based compensation			527				527
Balance at September 30, 2026	8,554,888	$86	$49,026	$2,749	$(41,178)	$150,464	$161,147

For the nine months ended September 30, 2026:

	Common Stock Outstanding		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	8,510,938	$85	$47,503	$3,938	$(39,918)	$146,563	$158,171
Net income						3,901	3,901
Change in post-retirement benefits, net of tax of $93				(345)			(345)
Change in foreign currency hedge, net of tax of $224				(825)			(825)
Change in interest rate swaps, net of tax of $4				(19)			(19)
Restricted stock vested	108,813	1					1
Purchase of treasury stock related to net settlement of equity awards	(31,907)	—			(612)		(612)
Purchase of treasury stock	(32,956)	—			(648)		(648)
Share-based compensation			1,523				1,523
Balance at September 30, 2026	8,554,888	$86	$49,026	$2,749	$(41,178)	$150,464	$161,147
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,901	$8,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,743	9,504
Loss on disposal of property, plant and equipment	—	4
Share-based compensation	1,523	1,646
(Gains) on foreign currency remeasurement	(653)	(285)
Change in operating assets and liabilities:
Accounts receivable	(9,812)	(4,759)
Inventories	(6,978)	(1,455)
Prepaid and other assets	(11,039)	(1,560)
Accounts payable	15,154	4,060
Accrued and other liabilities	2,865	(744)
Post-retirement benefits liability	(334)	(357)
Net cash provided by operating activities	3,370	14,166

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,698)	(9,305)
Net cash used in investing activities	(19,698)	(9,305)

Cash flows from financing activities:
Gross repayments on revolving line of credit	(18,468)	—
Gross borrowings on revolving line of credit	23,278	—
Payments for taxes related to net share settlement of equity awards	(612)	(600)
Purchase of treasury stock	(648)	(2,249)
Payment of principal on term loans	(19,843)	(1,418)
Net cash used in financing activities	(16,293)	(4,267)

Net change in cash and cash equivalents	(32,621)	594

Cash and cash equivalents at beginning of period	38,058	41,803

Cash and cash equivalents at end of period	$5,437	$42,397

Cash paid for:
Interest	$492	$771
Income taxes	$4,354	$3,341
Non-cash investing activities:
Fixed asset purchases in accounts payable	$708	$207
See notes to unaudited consolidated financial statements.

Core Molding Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Core Molding Technologies, Inc. and its subsidiaries (“Core Molding Technologies” or the “Company”) at September 30, 2026, and the results of operations and cash flows for the nine months ended September 30, 2026. The “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, should be read in conjunction with these consolidated financial statements.
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
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in four banks in three separate countries. The Company had $5,437,000 cash on hand at September 30, 2026 and had $38,058,000 cash on hand at December 31, 2025.

Accounts Receivable Allowances: Management maintains allowances for credit losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has determined that $130,000 and $58,000 allowance for credit losses was needed at September 30, 2026 and December 31, 2025, respectively. Management also records estimates for customer returns and deductions, discounts offered to customers, and for price adjustments. Should customer returns and deductions, discounts, and price adjustments fluctuate from the estimated amounts, additional allowances may be required. The Company had an allowance for estimated chargebacks of $364,000 at September 30, 2026 and $212,000 at December 31, 2025. There have been no material changes in the methodology of these calculations.
Inventories: Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or net realizable value. The inventories are accounted for using the first-in, first-out (FIFO) method of determining inventory costs. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based on historical and anticipated usage. The Company has recorded an allowance for slow moving and obsolete inventory of $1,147,000 at September 30, 2026 and $1,137,000 at December 31, 2025.
Contract Assets/Liabilities: Contract assets and liabilities represent the net cumulative customer billings, vendor payments and revenue recognized for tooling programs. For tooling programs where net revenue recognized and vendor payments exceed customer billings, the Company recognizes a contract asset. For tooling programs where net customer billings exceed revenue recognized and vendor payments, the Company recognizes a contract liability. Customer payment terms vary by contract and can range from progress payments based on work performed or one single payment once the contract is completed. The Company has recorded contract assets of $3,302,000 at September 30, 2026, and $59,000 at December 31, 2025. Contract assets are classified as current within prepaid expenses and other current assets on the Consolidated Balance Sheets. For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized no impairments on contract assets. For the nine months ended September 30, 2026, the Company recognized $26,023,857 of revenue from contract liabilities related to open jobs outstanding as of December 31, 2025. During the third quarter of 2026, the Company amended contractual terms related to the Volvo tooling program, including the termination provisions applicable to the arrangement. As a result of the amendment, the Company recognized approximately $22 million in revenue during the quarter.
Income Taxes: The Company evaluates the balance of deferred tax assets that will be realized based on the premise that the Company is more-likely-than-not to realize deferred tax benefits through the generation of future taxable income.

Long-Lived Assets: Long-lived assets consist primarily of property, plant and equipment and definite-lived intangibles. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property, plant and equipment on the basis of undiscounted expected future cash flows from operations before interest. There were no impairment charges of the Company’s long-lived assets for the nine months ended September 30, 2026 and 2025, respectively.

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

Under a qualitative and quantitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that the fair value is less than its carrying amount. As part of the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of the Company. Such events and circumstances could include changes in economic conditions, industry and market conditions, cost factors, overall financial performance, and capital markets pricing. The Company places more weight on the events and circumstances that most affect the Company's fair value or carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform step one of the impairment test. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value exceeds its fair value, the Company proceeds to a quantitative approach. There were no impairment charges of the Company's goodwill for the nine months ended September 30, 2026 and 2025, respectively.

Self-Insurance: The Company is self-insured with respect to its facilities in Columbus, Ohio; Gaffney, South Carolina; Winona, Minnesota; and Brownsville, Texas for medical, dental and vision claims and Columbus, Ohio for workers’ compensation claims, all of which are subject to stop-loss insurance thresholds. The Company is also self-insured for dental and vision with respect to its Cobourg, Canada location. The Company has recorded an estimated liability for self-insured medical, dental and vision claims incurred but not reported and worker’s compensation claims incurred but not reported at September 30, 2026 and December 31, 2025 of $942,000 and $845,000, respectively. Estimated liabilities for self-insurance are classified as current within accrued other liabilities on the Consolidated Balance Sheets.
Post-Retirement Benefits: Management records an accrual for post-retirement costs associated with the health care plan sponsored by Core Molding Technologies. Should actual results differ from the assumptions used to determine the reserves, additional provisions may be required. In particular, increases in future healthcare costs above the assumptions could have an adverse effect on Core Molding Technologies’ operations. The effect of a change in healthcare costs is described in Note 9, "Post Retirement Benefits", of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Core Molding Technologies had a liability for post-retirement healthcare benefits based on actuarial computed estimates of $3,391,000 at September 30, 2026 and $3,287,000 at December 31, 2025.

3. NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed similarly but includes the effect of the assumed exercise of dilutive restricted stock under the treasury stock method.
The computation of basic and diluted net income per share of common stock (in thousands, except for per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$1,513	$1,877	$3,901	$8,112

Weighted average common shares outstanding — basic	8,581	8,561	8,606	8,583
Effect of weighted average dilutive securities	146	127	152	126
Weighted average common and potentially issuable shares of common stock outstanding — diluted	8,727	8,688	8,758	8,709

Basic net income per share of common stock	$0.18	$0.22	$0.45	$0.95
Diluted net income per share of common stock	$0.17	$0.22	$0.45	$0.93

4. MAJOR CUSTOMERS
The Company had four major customers during the nine months ended September 30, 2026, BRP, Inc. ("BRP"), International Motors, LLC (“International”), PACCAR, Inc. ("PACCAR") and Volvo Group North America, LLC ("Volvo"). Major customers are defined as customers whose revenue individually consist of more than ten percent of the Company's total revenue during any annual or interim reporting period presented. The loss of a significant portion of revenue to these customers could have a material adverse effect on the Company.
The following table presents sales revenue for the above-mentioned customers for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
BRP product revenue	$7,778	$8,942	$30,902	$23,514
BRP tooling project revenue	915	3,648	1,278	4,408
Total BRP revenue	8,693	12,590	32,180	27,922

International product revenue	14,243	8,968	35,548	33,273
International tooling project revenue	172	5	201	14,619
Total International revenue	14,415	8,973	35,749	47,892

PACCAR product revenue	9,949	5,611	26,339	22,904
PACCAR tooling project revenue	192	—	192	321
Total PACCAR revenue	10,141	5,611	26,531	23,225

Volvo product revenue	751	1,164	2,356	9,031
Volvo tooling project revenue	22,876	—	22,876	—
Total Volvo revenue	23,627	1,164	25,232	9,031

Other product revenue	32,106	29,493	88,034	88,101
Other tooling project revenue	1,255	604	3,823	2,950
Total other revenue	33,361	30,097	91,857	91,051

Total product revenue	64,827	54,178	183,179	176,823
Total tooling project revenue	25,410	4,257	28,370	22,298
Total revenue	$90,237	$58,435	$211,549	$199,121

5. INVENTORY
Inventories, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$15,303	$11,660
Work in process	2,052	2,146
Finished goods	9,338	5,909
Total	$26,693	$19,715

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
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$879	$517	$2,568	$1,529
Short-term lease cost	198	336	756	1,026
Total net lease cost	$1,077	$853	$3,324	$2,555
Other supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$13,775	$14,494

Current operating lease liabilities(A)	$1,919	$1,721
Noncurrent operating lease liabilities(B)	12,524	13,113
Total operating lease liabilities	$14,443	$14,834

(A)Current operating lease liabilities are included in accrued other liabilities in the Consolidated Balance Sheets.
(B)Noncurrent operating lease liabilities are included in other non-current liabilities in the Consolidated Balance Sheets.
During the nine months ended September 30, 2026, the Company entered into a renewed lease related to the Matamoros production facility, which resulted in a right-of-use asset of $1,260,000 in exchange for new operating lease liabilities.

7. PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment, net consisted of the following for the periods specified (in thousands):

	September 30, 2026	December 31, 2025
Property, plant and equipment	$235,721	$217,612
Accumulated depreciation	(138,600)	(130,672)
Property, plant and equipment — net	$97,121	$86,940
Property, plant, and equipment are recorded at cost, unless obtained through acquisition, then assets are recorded at estimated fair value at the date of acquisition. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The carrying amount of long-lived assets is evaluated annually to determine if an adjustment to the depreciation period or to the unamortized balance is warranted. Depreciation expense for the three months ended September 30, 2026 and 2025 was $2,284,000 and $2,865,000, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $7,928,000 and $8,722,000, respectively. Amounts invested in capital additions in progress were $27,984,000 at September 30, 2026, which $19,978,000 related to Mexico expansion project. Amounts invested in capital additions in process at December 31, 2025 were $13,549,000, which $6,415,000 related to the Mexico expansion project. At September 30, 2026 and December 31, 2025, purchase commitments for capital expenditures in progress were $7,544,377 and $13,766,000, respectively.
8. GOODWILL AND INTANGIBLES
Goodwill activity for the nine months ended September 30, 2026 consisted of the following (in thousands):

Balance at December 31, 2025	$17,376
Additions	—
Impairment	—
Balance at September 30, 2026	$17,376
Intangibles, net at September 30, 2026 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(116)	$134
Trademarks	10 Years	1,610	(1,401)	209
Customer relationships	10-12 Years	9,330	(6,880)	2,450
Total		$11,190	$(8,397)	$2,793
Intangibles, net at December 31, 2025 were comprised of the following (in thousands):

Definite-lived Intangible Assets	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	25 Years	$250	$(109)	$141
Trademarks	10 Years	1,610	(1,281)	329
Customer relationships	10-12 Years	9,330	(6,321)	3,009
Total		$11,190	$(7,711)	$3,479
The aggregate intangible asset amortization expense was $228,000 for both the three months ended September 30, 2026 and 2025, respectively. The aggregate intangible amortization expense was $686,000 and $722,000 for the nine months ended September 30, 2026 and 2025, respectively.

9. POST-RETIREMENT BENEFITS
The components of expense for the Company’s post-retirement benefit plans are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Pension expense:
Multi-employer plan	$117	$85	$278	$333
Defined contribution plan	420	425	1,214	1,302
Total pension expense	537	510	1,492	1,635
Health and life insurance:
Interest cost	29	29	87	89
Amortization of prior service credits	(124)	(124)	(372)	(372)
Amortization of net gain	(22)	(22)	(66)	(61)
Net periodic benefit credit	(117)	(117)	(351)	(344)
Total post-retirement benefits expense	$420	$393	$1,141	$1,291
The Company made payments of $1,110,000 to pension plans and $94,000 for post-retirement healthcare and life insurance during the nine months ended September 30, 2026. For the remainder of 2026, the Company expects to make approximately $335,000 of pension plan payments, of which $143,000 was accrued at September 30, 2026. The Company also expects to make approximately $46,000 of post-retirement healthcare and life insurance payments for the remainder of 2026, all of which were accrued at September 30, 2026.
10. DEBT
Debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025

Huntington term loans payable	$—	$19,843
Huntington Revolving debt	4,810	—
Total	4,810	19,843
Less deferred loan costs	—	(129)
Less current portion	—	(2,075)
Long-term debt	$4,810	$17,639

Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (as amended effective March 7, 2024, December 31, 2025, and July 2, 2026, the "Huntington Credit Agreement") with The Huntington National Bank ("Huntington"), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the "Huntington Loans") in the maximum aggregate principal amount of $100,000,000, comprised of two $50,000,000 commitments: a delayed draw term loan commitment and revolving loan commitment.

Under the July 2, 2026 Third Amendment to Credit Agreement (the "Third Amendment"), the Company repaid its existing term loan in full, replaced its capital expenditure loan commitment with the delayed draw loan facility, increased the revolving loan commitment from $25,000,000 to $50,000,000 and extended the maturity date of the facilities from July 22, 2027, to July 2, 2031.

At the option of the Company, the Huntington Loans shall be comprised of Alternative Base Rate (ABR) Loans or Secure Overnight Financing Rate (SOFR) Loans.

ABR Loans bear interest at a per annum rate equal to ABR plus a margin of 225 to 300 basis points determined based on the Company's margin leverage ratio. ABR is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% per annum and (c) Daily Simple SOFR for such day (taking into account any floor set forth in the definition of "Daily Simple SOFR") plus 1.00% annum; provided, that if ABR shall be less than 0.00%, then ABR shall be deemed to be 0.00%.

SOFR Loans bear interest at a per annum rate equal to Daily Simple SOFR plus a margin of 125 to 200 basis points determined based on the Company’s margin leverage ratio, which is defined as consolidated funded indebtedness less unrestricted cash held with Huntington, divided by consolidated EBITDA for the most recently completed four fiscal quarters. As of the Third Amendment effective date, pricing was set at Level I. Daily Simple SOFR means, for any day (a “SOFR Rate Day”), a rate per annum equal to the greater of (a) SOFR for the day (such day, the “SOFR Determination Date”) that is five (5) U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website, and (b) 0.00%.

The Company’s obligations under the Huntington Credit Agreement are secured by substantially all of its U.S. and Canadian assets, including its equity interests in its U.S. and Canadian subsidiaries and 65% of its equity interests in its Mexican subsidiaries, and are unconditionally guaranteed by certain subsidiaries of the Company.

The Huntington Credit Agreement contains customary affirmative and negative covenants and events of default. The financial covenants require the Company to maintain a covenant leverage ratio not exceeding 3.00 to 1.00 and a fixed charge coverage ratio of at least 1.20 to 1.00. Capital expenditures are limited to $35,000,000 for fiscal 2026 and $30,000,000 for each fiscal year thereafter. As of September 30, 2026, the Company was in compliance with these covenants. Outstanding borrowings may be prepaid without premium or penalty.

Huntington Delayed Draw Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a secured delayed draw loan commitment (the "Huntington Delayed Draw Loan") in the maximum aggregate principal amount of $50,000,000 of which none was outstanding as of September 30, 2026. Proceeds of the Huntington Delayed Draw Loan shall be used for the consummation of acquisitions permitted under the Huntington Credit Agreement.

Borrowings under the Huntington Delayed Draw Loan convert to term loans on July 1, 2028, July 1, 2029, July 1, 2030 or July 2, 2031, based on the availability period in which the borrowing was drawn. Except for borrowings converting on July 2, 2031, monthly principal installments are payable on the tenth day of each calendar month following the applicable conversion date, based on 0.2% of the principal amount converted during each of the first and second calendar years after conversion, 0.4% during each of the third and fourth calendar years, and 0.6% during the fifth calendar year, in each case subject to maturity. Borrowings converting on July 2, 2031 and all remaining outstanding principal are due in full on July 2, 2031.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington provides for a revolving loan commitment (the “Huntington Revolving Loan”) in the maximum amount of $50,000,000, under which the Company may borrow at their option at any time during the five-year period following the closing of the Third Amendment (July 2, 2031). As of September 30, 2026, $4,810,000 million was outstanding and $45,190,000 was available under the revolving loan facility. No revolving loan borrowings were outstanding as of December 31, 2025. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid, on July 2, 2031.

The interest rate for the Huntington Revolving Loan was 5.15% and 5.46% as of September 30, 2026, and December 31, 2025, respectively.

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
At September 30, 2026 and December 31, 2025, the Company had a net deferred tax asset of $1,402,000 and $221,000 related to tax positions in Mexico and Canada, and deferred tax liabilities of $1,035,000 related to tax positions in the United States. Deferred tax assets are included in "Other non-current assets" on the Consolidated Balance Sheets and deferred tax liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheets. As of September 30, 2026, the Company had a valuation allowance of $1,327,000, against deferred tax assets related to local (city) jurisdiction tax positions, due to cumulative losses over the last three years and uncertainty related to the Company's ability to realize the deferred assets. The Company believes that the net deferred tax assets associated with the Mexican, and Canadian tax jurisdictions are more-likely-than-not to be realizable based on estimates of future taxable income.

Income tax expense for the nine months ended September 30, 2026 is estimated to be $914,000, approximately 19.0% of income before income taxes. Income tax expense for the nine months ended September 30, 2025 was estimated to be $2,840,000, approximately 25.9% of income before income taxes.
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
12. STOCK BASED COMPENSATION

On May 13, 2021, the Company’s stockholders approved the 2021 Long Term Equity Incentive Plan and approved amendments on May 16, 2024, May 15, 2025 and May 14, 2026 (as amended, the "2021 Plan"). The 2021 Plan allows for grants to employees, officers, non-employee directors, consultants, independent contractors and advisors of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards (“stock awards”) up to an aggregate of 1,954,823 shares for issuance. At September 30, 2026, 944,854 shares of common stock were available for issuance under the 2021 Plan. Awards can be granted under the 2021 Plan through the earlier of May 13, 2031, or the date the maximum number of available shares under the 2021 Plan have been granted.

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

During the nine months ended September 30, 2026 employees withheld 31,907 shares of the Company's common stock to satisfy income withholding obligations in connection with the vesting of restricted stock awards, and in the same period in 2025 the Company withheld 40,953 shares.

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
The following summarizes the status of Restricted Stock and changes during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	197,529	$15.01
Granted	129,502	19.87
Vested	(101,477)	15.40
Forfeited	(29,495)	14.80
Unvested balance at September 30, 2026	196,059	$18.07
At September 30, 2026 and 2025, there was $2,366,000 and $1,937,000, respectively, of total unrecognized compensation expense, related to Restricted Stock grants. The unrecognized compensation expense at September 30, 2026 is expected to be recognized over the weighted-average period of 2.3 years. Total compensation cost related to Restricted Stock grants for the three months ended September 30, 2026 and 2025 was $443,000 and $400,000, respectively. Total compensation cost related to Restricted Stock grants for the nine months ended September 30, 2026 and 2025 was $1,306,000 and $1,387,000, respectively, all of which was recorded to selling, general and administrative expense.
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
The following summarizes the status of Performance Restricted Stock Awards and changes during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	99,025	$14.43
Granted	39,554	19.25
Vested	(7,336)	15.98
Forfeited	(41,567)	14.60
Unvested balance at September 30, 2026	89,676	$16.45
At September 30, 2026 and 2025, there was $731,000 and $931,000 of total unrecognized compensation expense related to Performance Restricted Stock Awards, respectively. The unrecognized compensation expense at September 30, 2026 is expected to be recognized over the weighted-average period of 2.2 years. Total compensation cost related to Performance Restricted Stock Awards for the three months ended September 30, 2026 and 2025 was $84,000 and $121,000, respectively. Total compensation cost related to Performance Restricted Stock grants for the nine months ended September 30, 2026 and 2025 was $217,000 and $259,000, respectively, all of which was recorded to selling, general and administrative expense.
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
At September 30, 2026 there was $944,000 of total unrecognized compensation expense related to Phantom Stock Awards. At September 30, 2025 there was $688,000 unrecognized compensation expense related to Phantom Stock Awards. The unrecognized compensation expense at September 30, 2026 is expected to be recognized over the weighted-average period of 2.4 years. Total compensation cost related to Phantom Stock Awards for the three months ended September 30, 2026 and 2025 was $97,000 and $72,000, respectively. Total compensation cost related to Phantom Stock Awards for the nine months ended September 30, 2026 and 2025 was $240,000 and $136,000, respectively, all of which was recorded to selling, general and administrative expense.

14. STOCK REPURCHASE PLAN
On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. On March 11, 2026, the Company announced that its Board of Directors approved an increase to the program, authorizing the repurchase of up to an additional approximately $6,500,000 of its outstanding common stock. As of September 30, 2026, the Company is authorized to repurchase $7,239,000 of its stocks. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. Repurchases of shares of common stock under the stock repurchase program are made in the open market and in accordance with applicable securities laws. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. There were 8,411 shares repurchased under the repurchase program during the three months ended September 30, 2026. There were 32,956 shares repurchased under the repurchase program during the nine months ended September 30, 2026, totaling $648,000.
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, interest rate swaps and foreign currency derivatives. Cash and cash equivalents, accounts receivable and accounts payable carrying values as of September 30, 2026 and December 31, 2025 approximate fair value due to the short-term maturities of these financial instruments. As of September 30, 2026 did not have an outstanding term loan. As of December 31, 2025, the carrying amounts of the Huntington Term Loan approximated fair value due to the short-term nature of the underlying variable rate

SOFR used to determine interest charged on the loans. The Company had Level 2 fair value measurements at September 30, 2026 relating to the Company’s foreign currency derivatives.
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
Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. The effective portion of gain or loss is reported in other comprehensive income and the ineffective portion is reported in earnings. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in the foreign currency. As of September 30, 2026, the Company had no ineffective portion related to the cash flow hedges. The notional contract value of foreign currency derivatives was $68,825,000 and $66,856,000 as of September 30, 2026 and December 31, 2025, respectively.
Interest Rate Swap
The Company previously entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $25,000,000 thereby reducing exposure to interest rate changes. The interest rate swap pays a fixed rate of 2.95% to the swap counterparty in exchange for daily SOFR. At inception, all interest rate swaps were formally documented as cash flow hedges and are measured at fair value each reporting period. The company terminated the interest rate swap as of July 2026 with the repayment of the loan. See Note 10, "Debt", for additional information. The notional contract value of the interest rate swap was $0 and $19,843,000 as of September 30, 2026 and December 31, 2025, respectively.

Financial statement impacts
The following table detail amounts related to our derivatives designated as hedging instruments (in thousands):

	Fair Value of Derivative Instruments September 30, 2026
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$534	Accrued other liabilities
	Other non-current assets	$—	Other non-current liabilities	$529

Interest rate swaps	Prepaid expenses other current assets	$—	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

	Fair Value of Derivative Instruments December 31, 2025
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses other current assets	$1,054	Accrued other liabilities	$—
	Other non-current assets	$—	Other non-current liabilities	$—

Interest rate swaps	Prepaid expenses other current assets	$15	Accrued other liabilities	$—
	Other non-current assets	$8	Other non-current liabilities	$—

The following tables summarize the amount of unrealized and realized gain (loss) recognized in Accumulated Other Comprehensive Income ("AOCI") for the three months ended September 30, 2026 and 2025 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2026	2025		2026	2025
Foreign exchange contracts	$(1,876)	$(91)	Cost of goods sold	$195	$182
			Selling, general and administrative expense	$34	$27
Interest rate swaps	$—	$(72)	Interest expense	$—	$(22)
The following tables summarize the amount of unrealized and realized gain (loss) recognized in AOCI for the nine months ended September 30, 2026 and 2025 (in thousands):

Derivatives in subtopic 815-20 Cash Flow Hedging Relationship:	Amount of Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income(A)	Amount of Realized Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
	2026	2025		2026	2025
Foreign exchange contracts	$192	$2,147	Cost of goods sold	$995	$(140)
			Selling, general and administrative expense	$246	$(21)
Interest rate swaps	$32	$(135)	Interest expense	$55	$218
(A) The foreign currency derivative activity reclassified from Accumulated Other Comprehensive Income is allocated to cost of goods sold and selling, general and administrative expense based on the percentage of foreign currency spend.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, for the nine months ended September 30, 2026 and 2025 (in thousands):

2025:	Derivative Hedging Activities	Post Retirement Benefit Plan Items(A)	Accumulated Other Comprehensive Income (Loss)
2025:
Balance at December 31, 2024	$(1,254)	$3,546	$2,292
Other comprehensive income before reclassifications	2,012	—	2,012
Amounts reclassified from accumulated other comprehensive income	(57)	(433)	(490)
Income tax benefit (expense)	(411)	91	(320)
Balance at September 30, 2025	$290	$3,204	$3,494

2026:
Balance at December 31, 2025	$850	$3,088	$3,938
Other comprehensive income before reclassifications	224	—	224
Amounts reclassified from accumulated other comprehensive income	(1,296)	(438)	(1,734)
Income tax benefit (expense)	228	93	321
Balance at September 30, 2026	$6	$2,743	$2,749
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

The following tables present selected financial information with respect to our single reporting segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North America Segment:
Product revenue	$64,827	$54,178	$183,179	$176,823
Tooling project revenue	25,410	4,257	28,370	22,298
North America Segment Total Revenue	90,237	58,435	211,549	199,121

Less:
Variable Cost of Goods Sold	70,181	41,850	152,842	142,357
Fixed Cost of Goods Sold	6,673	6,440	20,618	20,522
Selling, General and Administration	11,793	7,572	33,440	25,616
North America Segment Operating Income	1,590	2,573	4,649	10,626

Less:
Net interest expense	39	34	185	18
Net periodic post retirement benefit	(117)	(117)	(351)	(344)
Income taxes	155	779	914	2,840
North America Net Income	$1,513	$1,877	$3,901	$8,112

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

•the ability to successfully identify, evaluate and manage potential acquisitions and to benefit from and properly integrate and complete acquisitions;

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

Business Outlook

Looking forward, based on industry analyst projections, customer forecasts, cyclical demand, anticipated program launches and price changes, the Company expects revenues for calendar year 2026 to be flat to up 5% as compared to 2025. The Company expects full-year 2026 gross margins to be approximately 16% to 17%, due to elevated freight, higher input costs due to oil prices and commissioning costs associated with the new Monterrey facility. In addition, the Company expects to incur approximately $1.3 million of one-time costs related to relocating hood and battery production between U.S. facilities in the fourth quarter of 2026, impacting total Selling, General and Administrative expenses. The project is expected to generate approximately $1 million in annual savings beginning in 2027 through improved capacity utilization and operating efficiencies. During the third quarter of 2026, the Company amended certain contractual terms related to the Volvo tooling program, including the termination provisions applicable to the arrangement. As a result of the amended terms, the Company determined the tooling program met the criteria for additional revenue to be recognized for the tooling program.

The Company continues to monitor evolving geopolitical tensions involving Iran and any potential impact such developments may have on global supply chains, such as cost and availability. While disruptions could create volatility in the costs of certain inputs, such as oil, used in the Company's manufacturing processes, the Company maintains contractual raw material adjustment mechanisms with many of its customers that allow for changes in material costs to be passed through, which may help mitigate the financial impact of such fluctuations.

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

Results of Operations

Three Months Ended September 30, 2026, as Compared to Three Months Ended September 30, 2025
Net revenue for the three months ended September 30, 2026 and 2025 totaled $90,237,000 and $58,435,000, respectively. Included in net revenue were tooling project revenue of $25,410,000 and $4,257,000 for the three months ended September 30, 2026 and 2025, respectively. Tooling project revenue are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. During the third quarter of 2026, the Company amended contractual terms related to the Volvo tooling program, including the termination provisions applicable to the arrangement. As a result of the amendment, the Company recognized approximately $22 million in revenue during the quarter. Product revenue, excluding tooling project revenue, for the three months ended September 30, 2026 were $64,827,000 compared to $54,178,000 for the same period in 2025. The change in product revenue is primarily the result of higher demand from the medium and heavy-duty truck and new program launches. The Company's product revenue for the three months ended September 30, 2026 compared to the same period in 2025 by market are as follows (in thousands):

	Three months ended September 30,
	2026	2025
Medium and heavy-duty truck	$28,191	$19,470
Power sports	13,555	17,548
Building products	6,897	5,862
Industrial and utilities	7,111	5,851
All other	9,073	5,447
Net product revenue	$64,827	$54,178

Gross margin was approximately 14.8% of revenue for the three months ended September 30, 2026, excluding the tooling project impact and commissioning costs of the new Monterrey plant, gross margin was 18.6%. For the three months ended

September 30, 2025 gross margin was 17.4%. The increase was due favorable fixed leverage of 1.6% and operating efficiencies and favorable product mix of 0.3%, offset by unfavorable net change of selling price and materials of 0.7%.

SG&A was $11,793,000 for the three months ended September 30, 2026, which included Mexico expansion and Portfolio Footprint Optimization related expense of $1,763,000. Excluding Mexico expansion related expense and Portfolio Footprint Optimization related expense, SG&A cost for the three months ended September 30, 2026 totaled $10,030,000 compared to $7,352,000 for the three months ended September 30, 2025. Increased SG&A expenses resulted primarily from labor and benefit of $1,685,000 and professional services of $257,000.

Net interest expense totaled $39,000 for the three months ended September 30, 2026, compared to net interest expense of $34,000 for the three months ended September 30, 2025. Higher interest expense was due to higher interest rate of net borrowing on the revolver.

Income tax expense for the three months ended September 30, 2026 is estimated to be $155,000, approximately 9.3% of income before income taxes. Income tax expense for the three months ended September 30, 2025 was estimated to be $779,000, approximately 29.3% of income before income taxes. The Company’s effective tax rates reflect the impact of a net loss in higher tax rate countries due to the one-time Mexico expansion related expense.

The Company recorded net income for the three months ended September 30, 2026 of $1,513,000 or $0.18 per basic and $0.17 per diluted share compared with net income of $1,877,000, or $0.22 per basic and diluted share, for the three months ended September 30, 2025.

Comprehensive loss totaled $266,000 for the three months ended September 30, 2026, compared to comprehensive income of $1,491,000 for the same period ended September 30, 2025. The decrease was primarily related to decrease in hedging activity of $1,393,000 and net income of $364,000.

Nine Months Ended September 30, 2026, as Compared to Nine Months Ended September 30, 2025
Net revenue for the nine months ended September 30, 2026 and 2025 totaled $211,549,000 and $199,121,000, respectively. Included in net revenue were tooling project revenue of $28,370,000 and $22,298,000 for the nine months ended September 30, 2026 and 2025, respectively. Tooling project revenue are sporadic in nature and fluctuate in regard to scope and related revenue on a period-to-period basis. Product revenue, excluding tooling project revenue, for the nine months ended September 30, 2026 were $183,179,000 compared to $176,823,000 for the same period in 2025. The increase in revenue is primarily the result of higher demand in power sports and new program launches. The Company's product revenue for the nine months ended September 30, 2026 compared to the same period in 2025 by market are as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Medium and heavy-duty truck	$71,898	$80,276
Power sports	49,497	45,962
Building products	18,387	16,912
Industrial and utilities	18,642	17,095
All other	24,755	16,578
Net product revenue	$183,179	$176,823

Gross margin was approximately 18.0% of revenue for the nine months ended September 30, 2026, compared with 18.2% for the same period in 2025. Excluding tooling project impact, commissioning costs of the new Monterrey plant and favorable one time capacity charge, the gross margin for the same period was 19.3% versus 18.2% for the same period in 2025. The increase was due to favorable product mix and operating efficiencies of 1.6%, offset by higher fixed cost leverage of 0.1% and unfavorable net change of selling price and material of 0.4%.

SG&A was $33,440,000 for the nine months ended September 30, 2026, which included severance of $1,411,000 and Mexico expansion related expense and Portfolio Footprint Optimization related expense of $5,167,000. Excluding severance and one-time portfolio optimization costs, SG&A cost for the nine months ended September 30, 2026 totaled $26,862,000 compared to SG&A costs without severance costs and one-time portfolio optimization costs of $24,217,000 for the same period in 2025. Increased SG&A expenses resulted primarily from labor and benefit of $2,337,000.

Net interest expense totaled $185,000 for the nine months ended September 30, 2026 compared to net interest expense of $18,000 for the same period in 2025. Higher interest expense was due to net borrowing on the revolver line of $4,810,000, and use of cash to fund capital investments.

Income tax expense for the nine months ended September 30, 2026 is estimated to be $914,000, approximately 19.0% of income before income taxes. Income tax expense for the same period in 2025 was estimated to be $2,840,000, approximately 25.9% of income before income taxes. The Company’s effective tax rates reflect the impact of a net loss in higher tax rate countries due to the onetime Mexico expansion related expense.

The Company recorded net income for the nine months ended September 30, 2026 of $3,901,000 or $0.45 per basic share and diluted share, compared with net income of $8,112,000, or $0.95 per basic and $0.93 per diluted share, for the same period in 2025.

Comprehensive income totaled $2,712,000 for the nine months ended September 30, 2026, compared to comprehensive income of $9,314,000 for the same period in 2025. The decrease was primarily related to decrease in net income of $4,211,000 and hedging activity of $2,388,000.

Liquidity and Capital Resources

Historically, the Company’s primary sources of funds have been cash generated from operating activities and borrowings from third parties. Primary cash requirements are for operating expenses, capital expenditures, repayments of debt, and acquisitions. The Company from time to time will enter into foreign exchange contracts and interest rate swaps to mitigate risk of foreign exchange and interest rate volatility. As of September 30, 2026, the Company had outstanding foreign exchange contracts with notional amounts totaling $68,825,000.

Cash provided by operating activities for the nine months ended September 30, 2026 totaled $3,370,000. Net income of $3,901,000 positively impacted operating cash flows. Non-cash deductions of depreciation and amortization, and share-based compensation included in net income amounted to $8,743,000 and $1,523,000, respectively. Increased working capital decreased cash provided by operating activities by $10,144,000. Higher working capital was primarily related to changes in prepaid assets, accounts receivable and inventories offset by accounts payable and accrued liabilities.

Cash used in investing activities for the nine months ended September 30, 2026 was $19,698,000, which related to purchases of property, plant and equipment. The Company anticipates spending approximately $28,000,000 to $30,000,000 during 2026 on property, plant and equipment purchases for all of the Company's operations. Included in the Company's anticipated spending in 2026 is approximately $18,000,000 to $20,000,000 for the Mexico expansion project. At September 30, 2026, purchase commitments for capital expenditures in progress were $7,544,377. The Company anticipates using cash from operations, its available revolving line of credit or its capex line to fund capital investments.
Cash used for financing activities for the nine months ended September 30, 2026 totaled $16,293,000, which consisted of repayments of long-term debt of $19,843,000, purchase of treasury stock of $648,000, the purchase of treasury stock of $612,000 in exchange for payment of taxes related to net shares settlements of equity awards and net borrowings on the line of credit of $4,810,000.
At September 30, 2026, the Company had $5,437,000 cash on hand, a $50,000,000 revolving loan facility of which none is outstanding, and a $50,000,000 delayed draw term loan with $4,810,000 outstanding.
The Company is required to meet certain financial covenants included in the Huntington Credit Agreement (defined below), which covenants include a net debt leverage and a fixed charge coverage ratio. As of September 30, 2026, the Company was in compliance with its financial covenants associated with the loans made under the Huntington Credit Agreement as described below.
Management believes cash on hand, cash flow from operating activities and available borrowings under the Company's credit agreement will be sufficient to meet the Company's current liquidity needs.
Huntington Credit Agreement
On July 22, 2022, the Company entered into a credit agreement (as amended effective March 7, 2024, December 31, 2025, and July 2, 2026, the "Huntington Credit Agreement") with The Huntington National Bank ("Huntington"), as the sole lender, administrative agent, lead arranger and book runner, and the lenders from time to time thereto. Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company secured loans (the "Huntington Loans") in the maximum aggregate principal amount of $100,000,000, comprised of two $50,000,000 commitments: a delayed draw term loan commitment and revolving loan commitment.

Under the July 2, 2026 Third Amendment to Credit Agreement (the "Third Amendment"), the Company repaid its existing term loan in full, replaced its capital expenditure loan commitment with the delayed draw loan facility, increased the revolving loan commitment from $25,000,000 to $50,000,000 and extended the maturity date of the facilities from July 22, 2027, to July 2, 2031.

At the option of the Company, the Huntington Loans shall be comprised of Alternative Base Rate (ABR) Loans or Secure Overnight Financing Rate (SOFR) Loans.

ABR Loans bear interest at a per annum rate equal to ABR plus a margin of 225 to 300 basis points determined based on the Company's margin leverage ratio. ABR is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% per annum and (c) Daily Simple SOFR for such day (taking into account any floor set forth in the definition of "Daily Simple SOFR") plus 1.00% annum; provided, that if ABR shall be less than 0.00%, then ABR shall be deemed to be 0.00%.

SOFR Loans bear interest at a per annum rate equal to Daily Simple SOFR plus a margin of 125 to 200 basis points determined based on the Company’s margin leverage ratio, which is defined as consolidated funded indebtedness less unrestricted cash held with Huntington, divided by consolidated EBITDA for the most recently completed four fiscal quarters. As of the Third Amendment effective date, pricing was set at Level I. Daily Simple SOFR means, for any day (a “SOFR Rate Day”), a rate per annum equal to the greater of (a) SOFR for the day (such day, the “SOFR Determination Date”) that is five (5) U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website, and (b) 0.00%.

The Company’s obligations under the Huntington Credit Agreement are secured by substantially all of its U.S. and Canadian assets, including its equity interests in its U.S. and Canadian subsidiaries and 65% of its equity interests in its Mexican subsidiaries, and are unconditionally guaranteed by certain subsidiaries of the Company.

The Huntington Credit Agreement contains customary affirmative and negative covenants and events of default. The financial covenants require the Company to maintain a covenant leverage ratio not exceeding 3.00 to 1.00 and a fixed charge coverage ratio of at least 1.20 to 1.00. Capital expenditures are limited to $35,000,000 for fiscal 2026 and $30,000,000 for each fiscal year thereafter. As of September 30, 2026, the Company was in compliance with these covenants. Outstanding borrowings may be prepaid without premium or penalty.

Huntington Delayed Draw Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington made available to the Company a secured delayed draw loan commitment (the "Huntington Delayed Draw Loan") in the maximum aggregate principal amount of $50,000,000 of which none was outstanding as of September 30, 2026. Proceeds of the Huntington Delayed Draw Loan shall be used for the consummation of acquisitions permitted under the Huntington Credit Agreement.

Borrowings under the Huntington Delayed Draw Loan convert to term loans on July 1, 2028, July 1, 2029, July 1, 2030 or July 2, 2031, based on the availability period in which the borrowing was drawn. Except for borrowings converting on July 2, 2031, monthly principal installments are payable on the tenth day of each calendar month following the applicable conversion date, based on 0.2% of the principal amount converted during each of the first and second calendar years after conversion, 0.4% during each of the third and fourth calendar years, and 0.6% during the fifth calendar year, in each case subject to maturity. Borrowings converting on July 2, 2031 and all remaining outstanding principal are due in full on July 2, 2031.

Huntington Revolving Loan
Pursuant to the terms of the Huntington Credit Agreement, Huntington provides for a revolving loan commitment (the “Huntington Revolving Loan”) in the maximum amount of $50,000,000, under which the Company may borrow at their option at any time during the five-year period following the closing of the Third Amendment (July 2, 2031). As of September 30, 2026, $4,810,000 million was outstanding and $45,190,000 was available under the revolving loan facility. No revolving loan borrowings were outstanding as of December 31, 2025. The revolving loan commitment terminates, and all outstanding borrowings thereunder must be repaid, on July 2, 2031.

The interest rate for the Huntington Revolving Loan was 5.15% and 5.46% as of September 30, 2026, and December 31, 2025, respectively.
Off-Balance Sheet Arrangements
The Company did not have any significant off-balance sheet arrangements as of September 30, 2026 or December 31, 2025.
The Company did not have or experience any material changes outside the ordinary course of business as to contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected in the Company’s Consolidated Balance Sheet under GAAP, as of September 30, 2026 and December 31, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company repurchased 8,411 shares of the Company's common stock during the three months ended September 30, 2026 with an average stock price of $22.71. On March 11, 2024, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $7,500,000 of its outstanding shares of common stock. On March 11, 2026, the Company announced that its Board of Directors approved an increase to the program, authorizing the repurchase of up to an additional approximately $6,500,000 of its outstanding common stock. Under the share repurchase authorization, the Company repurchased 106,659 share during October 2026 for an aggregate purchase price of approximately $2.5 million, at an average price of $23.42 per share. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Purchased Under the Plans or Programs
July 1 to 30, 2026	—	—	—	$7,430,000
August 1 to 31, 2026	—	$—	—	$—
September 1 to 30, 2026	8,411	$22.71	8,411	$7,239,000
Total	8,411	—	8,411	$—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE MOLDING TECHNOLOGIES, INC.
Date:	November 3, 2026	By:	/s/ Eric Palomaki
Eric Palomaki
President, Chief Executive Officer, and Director

Date:	November 3, 2026	By:	/s/ Alex J. Panda
Alex J. Panda
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description	Location

3(a)	Amended and Restated Certificate of Incorporation of Core Molding Technologies, Inc. as filed with the Secretary of State of Delaware on May 29, 2024	Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-8 (Registration No. 333-281428) filed August 9, 2024

3(b)(1)	Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 4, 2008

3(b)(2)	Amendment No. 1 to the Amended and Restated By-Laws of Core Molding Technologies, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 17, 2013

10.1	Third Amendment to Credit Agreement dated July 2, 2026	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 4, 2026

31(a)	Section 302 Certification by Eric Palomaki, President, Chief Executive Officer, and Director	Filed Herein

31(b)	Section 302 Certification by Alex J. Panda, Executive Vice President, Secretary, Treasurer, and Chief Financial Officer	Filed Herein

32(a)	Certification of Eric Palomaki, Chief Executive Officer of Core Molding Technologies, Inc., dated November 3, 2026, pursuant to 18 U.S.C. Section 1350	Filed Herein

32(b)
Certification of Alex J. Panda, Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Core Molding Technologies, Inc., dated November 3, 2026, pursuant to 18 U.S.C. Section 1350
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